Form 10-Q
period 2006-03-31
Alexza Pharmaceuticals Inc.
filed 2006-05-15
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51820
ALEXZA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0567768

(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1020 East Meadow Circle
Palo Alto, California	94303

(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code): (650) 687-3900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐            No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
    Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No ☑
Total number of shares of common stock outstanding as of April 30, 2006; 23,622,087.

ALEXZA PHARMACEUTICALS, INC.

		page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Balance Sheets as of March 31, 2006 and December 31, 2005	3
	Condensed Statements of Operations for the three months ended March 31, 2006 and 2005 and for the period from December 19, 2000 (inception) to March 31, 2006	4
	Condensed Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and for the period from December 19, 2000 (inception) to March 31, 2006	5-6
	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	23

Item 1.	Legal Proceedings	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

SIGNATURES		40
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$60,259	$16,787
Marketable securities	12,864	21,582
Grant and other receivables	60	35
Prepaid expenses and other current assets	1,088	1,797

Total current assets	74,271	40,201

Property and equipment, net	7,485	6,774
Restricted cash	204	204
Employee note receivable, net of unamortized discount	79	78
Other assets	133	148

Total assets	$82,172	$47,405

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,226	$2,924
Accrued clinical trial expenses	112	361
Other accrued expenses	1,752	4,438
Current portion of equipment financing obligations	2,049	1,718

Total current liabilities	7,139	9,441

Noncurrent portion of equipment financing obligations	5,749	5,155

Commitments

Convertible preferred stock	—	107,194

Stockholders’ equity (deficit):
Common stock	2	—
Additional paid-in-capital	157,403	5,740
Deferred stock compensation	(2,506)	(2,925)
Other comprehensive loss	(14)	(30)
Deficit accumulated during development stage	(85,601)	(77,170)

Total stockholders equity (deficit)	69,284	(74,385)

Total liabilities and stockholders’ equity (deficit)	$82,172	$47,405

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED STATEMENT OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

			Period from
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2006	2005	2006
Revenue	$160	$1,019	$6,077
Operating expenses:
Research and development *	7,340	5,298	68,319
General and administrative *	1,483	1,810	21,689
Acquired in-process research and development	—	—	3,916

Total operating expenses *	8,823	7,108	93,924

Loss from operations	(8,663)	(6,089)	(87,847)

Interest and other income, net	389	385	3,268
Interest expense	(157)	(58)	(1,022)

Net loss	$(8,431)	$(5,762)	$(85,601)

Basic and diluted net loss per share	$(1.15)	$(3.54)

Shares used to compute basic and diluted net loss per share	7,316,356	1,628,684

* Includes share-based compensation as follows:
Research and development	$210	$117	$481
General and administrative	(348)	779	526

Total	$(138)	$896	$1,007

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(8,431)	$(5,762)	$(85,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation — consultants	25	24	305
Share-based compensation — employees	(368)	871	93
Amortization of deferred stock compensation	205	1	609
Extinguishment of officer note receivable	—	—	2,300
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	—	(16)	240
Amortization of premium (discount) on available-for-sale securities	(16)	137	2,018
Depreciation and amortization	771	471	4,543
Loss on disposal of property and equipment	—	—	15
Changes in operating assets and liabilities:
Grant and other receivables	(25)	19	(60)
Prepaid expenses and other current assets	709	(68)	(1,082)
Other assets	14	32	(2,636)
Accounts payable	302	686	3,097
Accrued clinical trial expense	(249)	(7)	1,036
Other accrued expenses	(2,686)	(475)	704

Net cash used in operating activities	(9,749)	(4,087)	(70,189)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(14,193)	(143,207)
Maturities of available-for-sale securities	8,750	12,225	128,312
Decrease (increase) in restricted cash	—	(73)	(205)
Purchases of property and equipment	(1,482)	(638)	(11,780)
Proceeds from disposal of property and equipment	—	—	3
Cash paid for merger	—	—	(250)

Net cash provided by (used in) investing activities	7,268	(2,679)	(27,127)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
			(inception) to
	Three Months Ended March 31,		March 31,
	2006	2005	2006
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	44,902	—	44,902
Proceeds from exercise of stock options	126	122	626
Repurchases of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from equipment term loans	1,377	—	10,498
Payments of equipment term loans and leases	(452)	(258)	(3,153)

Net cash provided by (used in) financing activities	45,953	(136)	157,575

Net increase (decrease) in cash and cash equivalents	43,472	(6,902)	60,259
Cash and cash equivalents at beginning of period	16,787	18,718	—

Cash and cash equivalents at end of period	$60,259	$11,816	$60,259

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. The Company and Basis of Presentation
Business
Alexza Pharmaceuticals, Inc. (“Alexza” or the “Company”) was incorporated in the state of Delaware on December 19, 2000 as FaxMed, Inc. In June 2001, the Company changed its name to Alexza Corporation and in December 2001 became Alexza Molecular Delivery Corporation. In July 2005, the Company changed its name to Alexza Pharmaceuticals, Inc.
Alexza is an emerging pharmaceutical company focused on the development and commercialization of novel, proprietary products for the treatment of acute and intermittent conditions. The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, conducting research and development, conducting preclinical studies and clinical trials, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other interim period or any other future year.
The accompanying unaudited condensed financial statements and notes to financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Company’s Registration Statement on Form S-1 (as amended), which was declared effective by the Securities and Exchange Commission (the “SEC”) on March 8, 2006.
Reverse Stock Split
In February 2006, the Company’s Board of Directors and stockholders approved a one-for-five and one-half reverse stock split. A Certificate of Amendment to the Company’s Restated Certificate of Incorporation was filed on February 27, 2006 effecting the one-for-five and one-half reverse stock split. All common share and per share amounts retroactively reflect the one-for-five and one-half reverse stock split.
Initial Public Offering
On March 8, 2006, the Company completed its initial public offering of 5,500,000 shares of its common stock at a public offering price of $8.00 per share. Net cash proceeds from the initial public offering were approximately $38.8 million, after deducting underwriting discounts and commissions and other offering expenses. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 15,197,712 shares of common stock.
On March 27, 2006, the underwriters exercised their full over-allotment option and purchased an additional 825,000 shares of the Company’s common stock, and the Company received net cash proceeds of approximately $6.1 million.

2. Share-Based Compensation
The components of the share-based compensation recognized in the Company’s Condensed Statements of Operations for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	General	Research
	And	and
	Administrative	Development	Total
Three months ended March 31, 2006
Employee stock options granted prior to January 1, 2006	$62	$143	$205
Employee stock options granted on or subsequent to January 1, 2006	19	5	24
Employee Stock Purchase Plan	10	40	50
Non-employee stock option awards	3	22	25
Variable share-based compensation	(442)	—	(442)

	$(348)	$210	$(138)

Three months ended March 31, 2005
Employee stock options granted prior to January 1, 2006	$—	$1	$1
Non-employee stock option awards	1	23	24
Variable share-based compensation	778	93	871

	$779	$117	$896

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R (“SFAS 123R”), Share-Based Payment — An Amendment of FASB Statements No. 123 and 95. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the statement of operations.
On January 1, 2006, the Company adopted SFAS 123R using the prospective transition method, as required by the statement. Under this transition method, beginning January 1, 2006, employee share-based compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value in accordance with the provisions of APB 25, and (b) compensation cost for all share-based payments granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
The effect of adopting SFAS 123R on the three months ended March 31, 2006 was to increase net loss by $74,000 and to increase basic and diluted net loss per share by $0.01.
Employee Share-Based Awards Granted Prior to January 1, 2006
Compensation cost for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS 123R, were accounted for using the option’s intrinsic value or the difference, if any, between the fair market value of the Company’s common stock and the exercise price of the option on the measurement date, which is typically the date of grant. The Company recorded the total valuation of these options as a component of stockholders’ equity, which will be amortized over the vesting period of the applicable option on a straight line basis. During the three months ended March 31, 2006, the Company reversed $214,000 of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. The expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Remainder of 2006	$599
2007	706
2008	706
2009	495

$2,506

Employee Share-Based Awards Granted On or Subsequent to January 1, 2006
Compensation cost for employee share-based awards granted on or after January 1, 2006, the date the Company adopted SFAS 123R, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and will be recognized over the vesting period of the applicable award on a straight-line basis. During the three months ended March 31, 2006 the Company issued employee share-based awards in the form of stock options and stock purchase rights under the Company’s employee stock purchase plan. The weighted average fair value of the employee stock options granted was $5.27 and the weighted average fair value of stock purchase rights was $3.13 during the three months ended March 31, 2006.
These estimated grant date fair values of the awards were calculated using the Black-Scholes valuation model, and the following assumptions:

Three Months Ended
March 31, 2006
Stock Option Plans
Weighted-average expected term	6.0 years
Expected volatility	80%
Risk-free interest rate	4.59%
Dividend yield	0%

Employee Stock Purchase Plan
Weighted-average expected term	1.25 years
Expected volatility	53%
Risk-free interest rate	4.77%
Dividend yield	0%
Weighted-Average Expected Life. Under the stock option plans, the expected term of options granted is determined using the “shortcut” method, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”). Under this approach, the expected term is presumed to be the average of the vesting term and the contractual term of the option. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007.
Under the Employee Stock Purchase Plan, the expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period.
Volatility. Since the Company is a newly public entity with no historical data on volatility of its stock, the expected volatility used for fiscal 2006 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
Risk-Free Interest Rate. The risk-free rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options or purchase rights.
Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

SFAS 123R also requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated forfeiture rate is approximately 5.9%.
As of March 31, 2006, there was $1,199,000 and $1,600,000 of total unrecognized compensation costs related to non-vested stock option awards and stock purchase rights issued after January 1, 2006, respectively, which are expected to be recognized over a weighted average period of 3.9 years and 2.0 years, respectively.
Nonemployee Stock Option Awards
The Company has granted options to purchase shares of common stock to nonemployees with exercise prices ranging from $0.22 to $3.30. During the three months ended March 31, 2006, the Company did not grant any new nonemployee options to purchase common stock, however it did remeasure the nonemployee options vested during the quarter using the Black-Scholes valuation model, using a volatility rate of 80%, an expected life representing the remaining contractual life, which ranged from 6 to 10 years, an expected dividend yield of 0% and a weighted average risk-free interest rate of 4.56%. As of March 31, 2006, stock options to acquire 29,273 shares are subject to remeasurement of fair value. The stock compensation costs of these options granted to nonemployees are remeasured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of service received.
Settlement and Modification of Stock Option Awards
In December 2005, the Company extinguished housing loans that were made to three executive officers, the Chief Executive Officer, Senior Vice President of Corporate and Business Development, and Senior Vice President of Research and Development, having an aggregate principal value of $2.3 million and agreed to pay $1.7 million of taxes related to the extinguishment on the officers’ behalf. In connection with the loan extinguishment agreements, the Company entered into a commitment with the officers to settle the loan extinguishment, prior to the closing of the Company’s initial public offering, by reducing the aggregate intrinsic value of certain stock option awards to acquire up to 490,908 common shares.
On March 7, 2006 (“the Settlement Date”), in settlement for the extinguishment of the officer housing loans, the Company increased the exercise price on the above mentioned stock option awards held by these officers from $1.10 per share to $8.00 per share, the initial public offering price, which reduced the aggregate intrinsic value of these options by $3.4 million. These options are accounted for as variable awards. As a result of changes in the Company’s stock price, the Company recorded a $442,000 reduction in compensation expense during the three months ended March 31, 2006. As the exercise price was fixed in March 2006, the contingency was resolved and variable accounting for these options ceased.
Also on the Settlement Date, the Company entered into amended loan extinguishment agreements with the above mentioned officers, whereby the Company was given the right to increase the exercise price of selected options to $8.00 per share, resulting in an additional reduction in aggregate intrinsic value of $0.6 million. This modification was accounted for under SFAS 123R, and resulted in no additional share-based compensation expense.
There was no share-based compensation capitalized at March 31, 2006.
3. Share-Based Compensation Plans
2005 Equity Incentive Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”) and authorized for issuance thereunder 1,088,785 shares of common stock. The 2005 Plan became effective upon the closing of the Company’s initial public offering on March 8, 2006. The 2005 Plan is an amendment and restatement of the Company’s previous stock option plans. Stock options issued under the 2005 Plan generally vest over 4 years, vesting is generally based on service time, and have a maximum contractual term of 10 years. The 2005 Plan provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the less of (i) 2% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or (ii) 1,000,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of share by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year.
2005 Non-Employee Directors’ Stock Option Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Non-Employee Directors Stock Option Plan (the “Directors Plan”) and authorized for issuance thereunder 250,000 shares of common stock. The Director’s Plan became effective immediately upon the closing of the Company’s initial public offering on March 8, 2006. The Directors Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors. The Director’s Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of share by which the authorized number of shares of common stock will be increased prior to the last day of any fiscal year.
The following table sets forth the summary of option activity under the Company’s stock option plans for the three months ended March 31, 2006:

	Shares	Outstanding Options
	Available	Number of	Weighted Average
	for Grant	Shares	Exercise Price
Balance at December 31, 2005	173	2,008,020	$3.49
Increase in authorized shares	1,327,990	—
Options granted	(318,016)	318,016	7.89
Options exercised	—	(93,896)	1.34
Options forfeited	128,638	(128,638)	1.71

Balance at March 31, 2006	1,138,785	2,103,502	4.36

The total intrinsic value of options exercised during the period was $520,000.

Information regarding the stock options outstanding at March 31, 2006 is summarized below (aggregate intrinsic value in thousands):

	Outstanding			Exercisable
		Remaining
		Contractual	Aggregate		Aggregate
Exercise	Number	Life	Intrinsic	Number	Intrinsic
Price	of Shares	(in years)	Value	of Shares	Value
			(In 000’s)		(In 000’s)
$0.22	18,180	5.38	$173	18,180	$173
$0.99	36,433	5.77	319	36,281	318
$1.10	584,975	8.34	5,060	146,738	1,269
$1.38	299,167	9.13	2,504	53,901	451
$3.30	226,804	9.58	1,463	1,552	10
$6.88	160,834	9.71	462	27,451	79
$8.00	777,109	8.44	1,360	232,949	407

	2,103,502	8.66	$11,340	517,052	$2,707

The intrinsic value is calculated as the difference between the market value as of March 31, 2006 and the exercise price of the shares. The market value as of March 31, 2006 was $9.75 as reported by NASDAQ Stock Market.
2005 Employee Stock Purchase Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”) and authorized for issuance thereunder 500,000 shares of common stock. The ESPP allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of a fixed offering period, generally twenty four months with four purchase periods within each offering period. Purchases are generally made on the last trading day of each October and April. The initial offering period began March 8, 2006 and will end on April 30, 2008, with the first purchase occurring on October 31, 2006. Employees purchase shares at each purchase date at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower.
The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the less of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of share by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year
4. Exercise of Warrants
In November 2004, in connection with the Series D preferred stock financing, the Company issued immediately exercisable and fully vested warrants to purchase 98,967 shares of common stock at a per share price of $1.10. In March 2006, the warrant was exercised in full in connection with the Company’s initial public offering on a “net exercise” basis, which resulted in the company issuing 85,359 shares to the warrant holder.

5. Net Loss per Share
Historical basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share calculation for the three months ended March 31, 2006 and 2005 because the inclusion of such shares would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2006	2005
Stock options	2,103,502	1,563,551
Warrants to purchase common stock	76,205	98,967
Warrants to purchase convertible preferred stock (as converted)	15,720	15,720
Convertible preferred stock (as converted)	11,313,852	15,197,712
6. Comprehensive Loss
Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(8,431)	$(5,762)
Change in unrealized gain (loss) on marketable securities	16	(62)

Comprehensive loss	$(8,415)	$(5,824)

7. Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of (in thousands):

	March 31,	December 31,
	2006	2005
Cash	$203	$1,749
Money market accounts	60,056	13,298
Commercial paper	—	1,740
Government securities	4,996	7,948
Corporate debt securities	3,152	3,662
Asset-backed securities	4,716	9,972

	$73,123	$38,369

Reported as:
Cash and cash equivalents	$60,259	$16,787
Marketable securities	12,864	21,582

	$73,123	$38,369

At March 31, 2006 and December 31, 2005, fair values of cash equivalents and marketable securities approximate amortized cost primarily due to the short-term maturities of the investments and the low incidence of changes in security credit ratings.

8. Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Accrued compensation	$1,010	$3,447
Accrued professional fees	488	774
Other	254	217

	$1,752	$4,438

9. Equipment Financing Obligations
As of December 31, 2005, the Company had $3.2 million available under its equipment financing agreement for future borrowings. During the three months ended March 31, 2006, the Company borrowed $1,377,000 under the agreement. Equipment advances are to be repaid in 48 installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasuries of comparable maturities and ranges from 9.2% to 10.1%. The equipment purchased under the equipment financing agreement is pledged as security. Future principal payments under the equipment financing agreements as of March 31, 2006 are as follows (in thousands):

Remainder of 2006	$1,400
2007	2,179
2008	2,381
2009	1,736
2010	102

Total	$7,798

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding the following: the implications of positive interim or final results of our Phase I and II clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The name “Alexza” and “Staccato” are trademarks of Alexza Pharmaceuticals, Inc. We have registered the trademark “Alexza Pharmaceuticals” and have applied to register the trademarks “Alexza” and “Staccato” with the U.S. Patent and Trademark Office. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.
Overview
We are developing novel, proprietary products for the treatment of acute and intermittent conditions. Our technology, the Staccato™ system, enables the precise delivery and rapid onset of therapeutic effect of many small molecule drugs. Our lead product candidates consist of the following:
•	AZ-001 for acute migraine headaches is prochlorperazine incorporated in a chemically heated, single dose Staccato device. We plan to initiate a Phase IIb clinical trial of AZ-001 in the second quarter of 2006.

•	AZ-002 for acute treatment of panic attacks associated with panic disorder is alprazolam incorporated in a chemically heated, single dose Staccato device. We initiated a Phase IIa clinical trial of AZ-002 for acute treatment of panic attacks in April 2006.

•	AZ-004 for treatment of acute agitation in patients with schizophrenia is loxapine incorporated in a chemically heated, single dose Staccato device. We completed a Phase I clinical trial in November 2005, and we plan to initiate a Phase IIa clinical trial of AZ-004 in the third quarter of 2006.

•	AZ-003 for acute pain is fentanyl incorporated in an electrically heated, multiple dose Staccato device. We initiated a Phase I clinical trial of AZ-003 in April 2006.
In addition, we continue research and preclinical development efforts to identify new Staccato-based product candidates.

We were incorporated December 19, 2000. To date, we have generated revenues primarily from government grants. We have funded our operations primarily through the sale of equity securities, capital lease and equipment financings and government grants. From our inception to 2004, we focused on the development of our technology, the selection and preclinical testing of product candidates and the manufacture of clinical trial supplies. In 2004, we expanded our activities to include the clinical development of our product candidates. The continued development of our product candidates will require significant additional expenditures, including for preclinical studies, clinical trials, research and development, manufacturing development and seeking regulatory approvals. We rely on third parties to conduct a portion of our preclinical studies and all of our clinical trials, and we expect these expenditures to increase in future years as we continue development of our product candidates.
We have generated $6.1 million in revenue from inception through March 31, 2006, substantially all of which was earned through United States Small Business Innovation Research grants. We expect that grant revenue will decline in 2006, as compared to 2005, as we intend to place greater emphasis on strategic partnerships and allocate fewer resources to grant efforts.
We have incurred significant losses since our inception. As of March 31, 2006, our deficit accumulated during the development stage was $85.6 million. We recognized net losses of $8.4 million and $5.8 million during the three months ended March 31, 2006 and 2005, respectively. We expect our net losses to increase as we continue our existing and planned preclinical studies and clinical trials, expand our research and development efforts, expand our manufacturing development efforts, and add the necessary infrastructure to support our operations as a public company.
Results of Operations
Comparison of Three Months Ended March 31, 2006 and 2005
Revenue
Our revenue for the three months ended March 31, 2006 was $160,000, including $130,000 of government grant revenue and $30,000 of revenue from drug compound feasibility screening agreements. Our revenue for the three months ended March 31, 2005 was $1.0 million, including $980,000 of government grant revenue and $20,000 of revenue from drug compound feasibility screening agreements. The decrease of $850,000 of government grant revenue was due to the expiration of existing government grants after March 31, 2005 and a delay in approval of our overhead rate for an ongoing grant. We expect that our grant revenue will increase in the second and third quarters relative to the first quarter of 2006. We expect grant revenue and drug compound feasibility screening revenue to decline in future periods as we place greater emphasis on strategic partnerships.
Operating Expenses
Share-based compensation expenses had a material impact on our comparative operating expenses for the three month periods ended March 31, 2006 and 2005 our operating expenses for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005

Non share-based compensation expenses:
Research and development	$7,130	$5,181
General and administrative	1,831	1,031

Total non share-based compensation expenses	8,961	6,212

Share-based compensation expenses:
Research and development	210	117
General and administrative	(348)	779

Total share-based compensation expenses	(138)	896

Total operating expenses	$8,823	$7,108

Research and Development Expenses
Research and development expenses were $7.3 million and $5.3 million during the three months ended March 31, 2006 and 2005, respectively, representing a 39% increase. The increase was due primarily to increased spending on preclinical and clinical development of our product candidates, increased spending on Staccato device development and manufacturing scale up, and increased personnel related costs due to increased staffing to support the increase in preclinical and clinical trials, as well as additional internal research efforts.
Research and development costs are identified as either directly attributed to one of our lead product candidates or as general research. Direct costs consist of personnel costs directly associated with a candidate, preclinical study costs, clinical trial costs, related clinical drug and device development and manufacturing costs, contract services and other research expenditures. Overhead, facility costs and other support service expenses, are allocated to each candidate or to general research and is based on employee time spent on each program. The following table summarizes our expenditures on each candidate based on our internal records and estimated allocations of employee time and relates expenses (in thousands):

	Three Months Ended March 31,
	2006	2005
Preclinical and clinical development:
AZ-001	$2,049	$1,390
AZ-002	623	709
AZ-004	773	702
AZ-003	1,021	853
Other preclinical programs	839	—

Total preclinical and clinical development	5,305	3,654
Research	2,035	1,644

Total research and development	$7,340	$5,298

Research and development expenses represented 83% and 75% of total expenses during the three months ended March 31, 2006 and 2005, respectively. We expect to continue to devote substantial resources to research and development to support the continued development of our product candidates and core technology, to expand our research and development efforts and to expand our manufacturing development. We expect that research and development expenses for clinical trials will continue to increase as we conduct additional and later-stage clinical trials for our product candidates. In addition, we expect to incur additional non-cash share-based compensation expense in 2006 as future employee share-based awards are expensed due to the adoption of SFAS 123R, and as existing grants continue to be expensed.
General and Administrative Expenses
General and administrative expenses were $1.5 million and $1.8 million during the three months ended March 31, 2006 and 2005, respectively, representing a 18% decrease.
Share-based compensation decreased general and administrative expense by $348,000 during the three months ended March 31, 2006 and increased general and administrative expenses by $779,000 during the three months ended March 31, 2005. During the three months ended March 31, 2006, we recognized $94,000 of share-based compensation, primarily related to options issued in 2005 that were granted at prices deemed below the fair market value. This charge was offset by a $442,000 reduction in compensation expense related to officer stock option grants that were treated as variable awards. During the three months ended March 31, 2005, share-based compensation expense resulted primarily from these variable stock option awards. The contingency which had caused these awards to be variable in nature was resolved during the three months ended March 31, 2006 and thus variable accounting ceased. We expect share-based compensation expense to increase from Q1 2006 levels as we do not anticipate any additional expense reversals resulting from variable accounting and as future stock option grants will continue to be recorded at fair value.

Without the impact of share-based compensation expenses, general and administrative expenses increased to $1.8 million in the three months ended March 31, 2006 from $1.0 million in the comparable period in 2005 due to increased staffing for personnel in executive, accounting, business development, information technology and human resources necessary to manage and support our growth as well as increases in other general and administrative costs including facility costs, patent related costs and increased professional fees for legal consulting and accounting services related to being a publicly traded company.
General and administrative expenses represented 17% and 25% of total operating expenses during the three months ended March 31, 2006 and 2005, respectively. We expect that our general and administrative expenses will increase in absolute dollar amounts as we expand our legal and accounting staff, add infrastructure and incur additional costs related to operating as a public company, including directors’ and officers’ insurance, investor relations programs, increased director fees and increased professional fees. In addition, we expect to incur additional non-cash stock-based compensation expense in 2006 as future employee stock options granted are recorded at fair value and existing grants continue to be expensed.
Interest and Other Income and Interest Expense, Net Interest and other income was $389,000 and $385,000 for the three months ended March 31, 2006 and 2005, respectively, representing income earned on our cash and cash equivalents and marketable securities. Interest expense was $157,000 and $58,000 for the three months ended March 31, 2006 and 2005, respectively, representing interest on our equipment loans. Interest expense increased due to increased borrowings on our equipment loans.
Liquidity and Capital Resources
Since inception, we have financed substantially all of our operations primarily through the sale of equity securities, receiving aggregate net proceeds from such sales totaling $150.2 million. In addition we have received revenues, primarily from government grants, totaling $6.1 million. We have received additional funding from capital lease financings and interest earned on investments, as described below. In March 2006 we completed our initial public offering of common stock and received net proceeds of approximately $44.9 million. As of March 31, 2006, we had $73.1 million in cash, cash equivalents and marketable securities and $1.8 million available under an equipment financing line of credit. At March 31, 2006, accounts payable and other accrued expenses included approximately $1.0 million of costs associated with the public offering that were paid in April 2006. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
Cash Flows from Operating Activities. Net cash used in operating activities was $9.7 million and $4.1 million during the three months ended March 31, 2006 and 2005, respectively. The net cash used in the three months ended March 31, 2006 primarily reflects net loss of $8.4 million, net of depreciation of $0.8 million, for the period and the reduction in other accrued expenses (bonus payout of $1.3 million and tax payment on behalf of officers of $1.7 million, see Note 2 to the Notes to the Condensed Financial Statements) partially offset by the decrease in prepaid and other current assets. The net cash used in the three months ended March 31, 2005 primarily reflects net loss for the period, net of depreciation and non-cash stock-based compensation, and the reduction in other accrued expenses partially offset by the increase in accounts payables.
Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was $7.3 million and ($2.7) million during the three months ended March 31, 2006 and 2005, respectively. Investing activities consist primarily of purchases and sales of marketable securities and capital purchases. During the March 2006 quarter, we sold $8.8 million of marketable securities and during the March 2005 quarter, we purchased $2.0 million of marketable securities, net of sales. Purchases of equipment were $1.5 million and $0.6 million during the March 2006 and 2005 quarters, respectively. We expect to continue to make significant investments in the purchase of equipment to support our expanding operations.
Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $46.0 million and ($0.1) million during the three months ended March 31, 2006 and 2005, respectively. Financing activities consist primarily of proceeds from the sale of our stock and equipment financing arrangements. During the March 2006 quarter, we received net proceeds of $44.9 million from the issuance of 6,325,000 shares of common stock from our initial public offering. Proceeds from equipment financing arrangements, net of payments, were $0.9 million during the March 2006 quarter and payments toward equipment financing arrangements were $0.3 million during the March 2005 quarter.
We believe that our current cash, cash equivalents and short-term marketable securities and funding received from government grants and any future collaboration agreements, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures through at least the end of the third quarter of 2007. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying this estimate include:
•	expenditures related to continued preclinical and clinical development of our lead product candidates during this period within budgeted levels;

•	no unexpected costs related to the development of our manufacturing capability; and

•	the hiring of a number of new employees at salary levels consistent with our estimates to support our continued growth during this period.
Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into strategic partnerships with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the terms and timing of any distribution, strategic partnerships or licensing agreements that we may establish;

•	the cost, timing and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing manufacturing, marketing and sales capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.
Contractual Obligations
Our future contractual obligations related to operating lease agreements and equipment financing, including financing costs, as of March 31, 2006 were as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
		(in thousands)
Equipment financing obligations	$9,264	$2,670	$5,340	$1,254
Operating lease obligations	1,168	1,166	2	—

Total	$10,432	$3,836	$5,342	$1,254

In October 2005, we entered into a development agreement with Autoliv ASP, Inc. for the development of heat packages that can be incorporated into our proprietary single dose drug delivery device. Under the terms of the development agreement, both we and Autoliv have agreed to contribute $2,500,000 each toward the development efforts. Our contribution is expected to include $1,750,000 for the purchases of equipment and $750,000 for co-development efforts. Any equipment purchased by us will be owned by us and included on our balance sheet. We have the ability to terminate the agreement for any reason with 60 days written notice. If we terminate the agreement without any breach by Autoliv, we will be required to pay Autoliv $278,000 per calendar quarter or portion thereof elapsed after October 2005 and up to the date of termination.
Related Party Transactions
On March 7, 2006 (“the Settlement Date”), in settlement for the extinguishment of officer housing loans, we increased the exercise price on certain stock option awards held by three executive officers from $1.10 per share to $8.00 per share, which reduced the aggregate intrinsic value of these options by $3.4 million.
Also on the Settlement Date, we entered into amended loan extinguishment agreements with the above mentioned officers, whereby we were given the right to increase the exercise price of selected options to $8.00 per share, which resulted in an additional reduction in aggregate intrinsic value of these options of $0.6 million. This modification was accounted for under SFAS 123R, and resulted in no additional share-based compensation expense.
Critical Accounting Estimates and Judgments
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates and judgments have not changed since our Registration Statement on Form S-1, as amended, was declared effective by the SEC on March 8, 2006, except with regard to stock-based compensation as more fully described below.
Stock-Based Compensation
On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R. We adopted SFAS 123R using the prospective transition method. Under this transition method, beginning January 1, 2006, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the intrinsic value in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) , and (b) compensation cost for all share-based payments granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R.
We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

We estimate the expected term of options using the “simplified” method, as illustrated in SAB 107. As we have been operating as a public company for a period of time that is shorter than our estimated expected option term, we are unable to use actual price volatility data. Therefore, we estimate the volatility of our common stock based on volatility of similar entities. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating loss, net loss and net loss per share.
See Note 2 to the Condensed Financial Statements for further information regarding the SFAS 123R disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk exposure involves forward-looking statements. Our exposure to market risk is confined to our cash, cash equivalents, which have maturities of less than three months, and marketable securities. We do not use or hold derivative financial instruments. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in high credit quality money market accounts, government securities, corporate debt securities and asset-back securities. As of March 31, 2006, we had cash, cash equivalents and marketable securities of $73.1 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls over Financial Reporting We implemented a new enterprise resource planning system, including financial systems, on January 1, 2006. As a result of this implementation, certain internal controls over financial reporting have changed. These changes have not had a material adverse affect to our internal control over financial reporting.
Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The following risks and uncertainties may have a material adverse effect on our business, financial condition or results of operation. You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.
Risks Relating to Our Business
We have a history of net losses. We expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of approximately $14.3 million, $16.6 million and $32.4 million for the years ended December 31, 2003, 2004 and 2005, respectively and a net loss of $8.4 million for the quarter ended March 31, 2006. As of March 31, 2006, we had a deficit accumulated during development stage of approximately $85.6 million. We expect our expenses to increase as we expand our product candidate and manufacturing development programs and add the necessary infrastructure to support operating as a public company. As a result, we expect to incur substantial and increasing net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, capital lease and equipment financing and government grants. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth, if any, of our revenues. Revenues from potential strategic partnerships are uncertain because we may not enter into any strategic partnerships, and we expect that government grant revenue will decline in future periods. If we are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.
We are a development stage company. Our success depends substantially on our lead product candidates. If we do not develop commercially successful products, we may be forced to cease operations.
You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not yet commenced Phase III trials for any of our product candidates. Each of our product candidates is at an early stage of development and will be unsuccessful if it:
•	does not demonstrate acceptable safety and efficacy in preclinical studies and clinical trials or otherwise does not meet applicable regulatory standards for approval;

•	does not offer therapeutic or other improvements over existing or future drugs used to treat the same or similar conditions;

•	is not capable of being produced in commercial quantities at an acceptable cost, or at all; or

•	is not accepted by patients, the medical community or third party payors.
Our ability to generate product revenue in the future is dependent on the successful development and commercialization of our product candidates. We have not proven our ability to develop and commercialize products. Problems frequently encountered in connection with the development and utilization of new and unproven technologies and the competitive environment in which we operate might limit our ability to develop commercially successful products. We do not expect any of our current product candidates to be commercially available before 2011, if at all. If we are unable to make our product candidates commercially available, we will not generate product revenues and we will not be successful.
We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.
We will need to raise additional capital to fund our operations and to develop our product candidates. Our future capital requirements will be substantial and will depend on many factors including:
•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities, and our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings;

•	the cost and timing of developing sales and marketing capabilities;

•	revenues received from any future products;

•	payments received under any strategic partnerships and government grants;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with commercializing our product candidates if they receive regulatory approval.
We expect our cash burn during the remainder of 2006 to be approximately $3.5 million per month. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. We may be unable to raise sufficient additional capital on favorable terms to us, or at all. If we fail to raise sufficient funds, we will have to delay development programs or reduce or cease operations, or we may be required to enter into a strategic partnership at an earlier stage of development than currently anticipated. We anticipate that existing cash, cash equivalents and marketable securities together with interest earned thereon will enable us to maintain our currently planned operations through at least the end of the third quarter of 2007. Our estimates of future capital use are uncertain, and changes in our development plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the amount of time our available resources will fund our operations.
We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic partnerships or licensing arrangements, as well as interest income earned on cash balances. If we raise additional funds by issuing equity securities, our stockholders’ equity will be diluted. Any financing transaction may contain unfavorable terms. If we raise additional funds through strategic partnerships, we may be required to relinquish rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us.
Unless our preclinical studies demonstrate the safety of our product candidates, we will not be able to commercialize our product candidates.
To obtain regulatory approval to market and sell any of our product candidates, we must satisfy the U.S. Food and Drug Administration, or FDA, and other regulatory authorities abroad, through extensive preclinical studies, that our product candidates are safe. Our Staccato technology creates condensation aerosols from drug compounds, and there currently are no approved products that use a similar method of drug delivery. Companies developing other inhalation products have not defined or successfully completed the types of preclinical studies we believe will be required for submission to regulatory authorities as we seek approval to conduct our clinical trials. We may not conduct the types of preclinical testing eventually required by regulatory authorities, or the preclinical tests may indicate that our product candidates are not safe for use in humans. Preclinical testing is expensive, can take many years and have an uncertain outcome. In addition, success in initial preclinical testing does not ensure that later preclinical testing will be successful. We may experience numerous unforeseen events during, or as a result of, the preclinical testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:
•	our preclinical testing may produce inconclusive safety results, which may require us to conduct additional preclinical testing or to abandon product candidates that we believed to be promising;

•	our product candidates may have unfavorable pharmacology, toxicology or carcinogenicity; and

•	our product candidates may cause undesirable side effects.
Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which would adversely impact our financial results and prospects.
Preclinical studies indicated possible adverse impact of pulmonary delivery of AZ-001.
In our daily dosing animal toxicology studies of prochlorperazine, the active pharmaceutical ingredient, or API, in AZ-001, we detected changes to, and increases of, the cells in the upper airway of the test animals. The terms for these changes and increases are “squamous metaplasia” and “hyperplasia,” respectively. We also observed lung inflammation in some animals. These findings occurred in daily dosing studies at doses that were proportionately substantially greater than any dose we expect to continue to develop or commercialize. In subsequent toxicology studies of AZ-001 involving intermittent dosing consistent with its intended use, we detected lower incidence and severity of the changes to, and increases of, the cells in the upper airway of the test animals compared to the daily dosing results. We did not observe any lung inflammation with intermittent dosing. These findings suggest that the delivery of the pure drug compound of AZ-001 at the proportionately higher doses used in daily dosing studies may cause adverse consequences if we were to administer prochlorperazine chronically for prolonged periods of time. If we observe these findings in our clinical trials of AZ-001, it could prevent further development or commercialization of AZ-001.
Failure or delay in commencing or completing clinical trials for our product candidates could harm our business.
To date, we have not completed all the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates. Current and planned clinical trials may be delayed or terminated as a result of many factors, including:
•	delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective sites;

•	regulators or institutional review boards may not authorize us to commence a clinical trial;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

•	we may suspend or terminate our clinical trials if we believe that they expose the participating patients to unacceptable health risks;

•	we may experience slower than expected patient enrollment or lack of a sufficient number of patients that meet the enrollment criteria for our clinical trials;

•	patients may not complete clinical trials due to safety issues, side effects, dissatisfaction with the product candidate, or other reasons;

•	we may have difficulty in maintaining contact with patients after treatment, preventing us from collecting the data required by our study protocol;

•	lack of efficacy of product candidates during clinical trials; and

•	we may experience governmental or regulatory delays, failure to obtain regulatory approval or changes in regulatory requirements, policy and guidelines.
Any delay in commencing or completing clinical trials for our product candidates would delay commercialization of our product candidates and harm our business and financial condition. It is possible that none of our product candidates will complete clinical trials or receive regulatory approval, which would severely harm our business and financial condition.
If our product candidates do not meet safety and efficacy endpoints in clinical trials, they will not receive regulatory approval, and we will be unable to market them.
Our product candidates are in preclinical and clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority. The clinical development and regulatory approval process is extremely expensive and takes many years. The timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our current or future product candidates, we will be unable to market and sell them and therefore may never be profitable.
As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities abroad. The number and design of clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results and regulations applicable to any particular product candidate.
Prior clinical trial program designs and results are not necessarily predictive of future clinical trial designs or results. Preliminary results may not be confirmed upon full analysis of the detailed results of a trial. Product candidates in later stage clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials with acceptable endpoints.
If our product candidates fail to show a clinically significant benefit compared to placebo, they will not be approved for marketing. Device failure rates higher than we anticipate may result in clinical trials that do not meet their specific efficacy endpoints. We experienced a 3% device failure rate in our Phase IIa clinical trial of AZ-001, which impacted the results of this trial. The analysis of the data not adjusted for the device failure rate produced results which were not statistically significant. However, the results were statistically significant when the device failure rate was accounted for. The design of our clinical trials is based on many assumptions about the expected effect of our product candidates, and if those assumptions prove incorrect, the clinical trials may not produce statistically significant results. In addition, because we are developing AZ-002 for a novel indication, and may develop future product candidates for other novel indications, and because our Staccato technology is not similar to other approved drug delivery methods, there is no clear precedent for the application of detailed regulatory requirements to our product candidates. We cannot assure you that the design of, or data collected from, the clinical trials of our product candidates will be sufficient to support the FDA and foreign regulatory approvals.
Regulatory authorities may not approve our product candidates even if they meet safety and efficacy endpoints in clinical trials.
The FDA and other foreign regulatory agencies can delay, limit or deny marketing approval for many reasons, including:
•	a product candidate may not be considered safe or effective;

•	the manufacturing processes or facilities we have selected may not meet the applicable requirements; and

•	changes in their approval policies or adoption of new regulations may require additional work on our part.
Any delay in, or failure to receive or maintain, approval for any of our product candidates could prevent us from ever generating meaningful revenues or achieving profitability.
Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies may change requirements for approval even after a clinical trial design has been approved. Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.
Our product candidates will remain subject to ongoing regulatory review even if they receive marketing approval. If we fail to comply with continuing regulations, we could lose these approvals, and the sale of any future products could be suspended.
Even if we receive regulatory approval to market a particular product candidate, the FDA or a foreign regulatory authority could condition approval on conducting additional costly post-approval studies or could limit the scope of our approved labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, we will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the FDA imposes extensive regulatory requirements on the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product.
If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities or previously unknown problems with any future products, suppliers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:
•	restrictions on the products, suppliers or manufacturing processes;

•	warning letters;

•	civil or criminal penalties or fines;

•	injunctions;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	suspension or withdrawal of regulatory approvals;

•	total or partial suspension of production; and

•	refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications.
If we do not produce our devices cost effectively, we will never be profitable.
Our Staccato based product candidates contain electronic and other components in addition to the active pharmaceutical ingredients. As a result of the cost of developing and producing these components, the cost to produce our product candidates, and any approved products, will likely be higher per dose than the cost to produce intravenous or oral tablet products. This increased cost of goods may prevent us from ever selling any products at a profit. In addition, we are developing single dose and multiple dose versions of our Staccato system. Developing multiple versions of our Staccato system may reduce or eliminate our ability to achieve manufacturing economies of scale. In addition, developing multiple versions of our Staccato system reduces our ability to focus development resources on each version, potentially reducing our ability to effectively develop any particular version. We expect to continue to modify each of our product candidates throughout their clinical development to improve their performance, dependability, manufacturability and quality. Some of these modifications may require additional regulatory review and approval, which may delay or prevent us from conducting clinical trials. The development and production of multiple versions of our technology entail a number of technical challenges, including achieving adequate dependability, that may be expensive or time consuming to solve. Any delay in or failure to develop and manufacture any future products in a cost effective way could prevent us from generating any meaningful revenues and prevent us from becoming profitable.
We rely on third parties to conduct our preclinical studies and our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for our product candidates, or we may be delayed in doing so.
We do not have the ability to conduct preclinical studies or clinical trials independently for our product candidates. We must rely on third parties, such as contract research organizations, medical institutions, academic institutions, clinical investigators and contract laboratories, to conduct our preclinical studies and clinical trials. We are responsible for confirming that our preclinical studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. The FDA requires us to comply with regulations and standards, commonly referred to as good laboratory practices, or GLP, for conducting and recording the results of our preclinical studies and good clinical practices for conducting, monitoring, recording and reporting the results of clinical trials, to assure that data and reported results are accurate and that the clinical trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines, fail to comply with the FDA’s good clinical practice regulations, do not adhere to our clinical trial protocols or otherwise fail to generate reliable clinical data, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.
Problems with the third parties that manufacture the active pharmaceutical ingredients in our product candidates may delay our clinical trials or subject us to liability.
We do not currently own or operate manufacturing facilities for clinical or commercial production of the API used in any of our product candidates. We have no experience in drug manufacturing and we lack the resources and the capability to manufacture any of the APIs used in our product candidates, on either a clinical or commercial scale. As a result, we rely on third parties to supply the API used in AZ-001 (Staccato prochlorperazine), AZ-002 (Staccato alprazolam), AZ-004 (Staccato loxapine) and AZ-003 (Staccato fentanyl). We expect to continue to depend on third parties to supply the API for our lead product candidates and any additional product candidates we develop in the foreseeable future.
An API manufacturer must meet high precision and quality standards for that API to meet regulatory specifications and comply with regulatory requirements. A contract manufacturer is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with current good manufacturing practice, or cGMP, and other applicable government regulations and corresponding foreign standards. Additionally, a contract manufacturer must pass a pre-approval inspection by the FDA to ensure strict compliance with cGMP prior to the FDA’s approval of any product candidate for marketing. A contract manufacturer’s failure to conform with cGMP could result in the FDA’s refusal to approve or a delay in the FDA’s approval of a product candidate for marketing. We are ultimately responsible for confirming that the APIs used in our product candidates are manufactured in accordance with applicable regulations.
Our third party suppliers may not carry out their contractual obligations or meet our deadlines. In addition, the API they supply to us may not meet our specifications and quality policies and procedures. If we need to find alternative suppliers of the API used in any of our product candidates, we may not be able to contract for such supplies on acceptable terms, if at all. Any such failure to supply or delay caused by such contract manufacturers would have an adverse affect on our ability to continue clinical development of our product candidates or commercialize any future products.
If our third party drug suppliers fail to achieve and maintain high manufacturing standards in compliance with cGMP regulations, we could be subject to certain product liability claims in the event such failure to comply resulted in defective products that caused injury or harm.

If we experience problems with the manufacturers of components of our product candidates, our development programs may be delayed or we may be subject to liability.
We outsource the manufacturing of some of the components of our Staccato system, including the controllers for our multiple dose design, the printed circuit boards and the plastic airways. We have no experience in the manufacturing of these components, and we currently lack the resources and the capability to manufacture them, on either a clinical or commercial scale. As a result, we rely on third parties to supply these components. We expect to continue to depend on third parties to supply these components for our current product candidates and any devices based on the Staccato system we develop in the foreseeable future. In the future, we may outsource the manufacture of additional components, including the heat packages in our single dose design.
The third party suppliers of the components of our Staccato system must meet high precision and quality standards for those components to comply with regulatory requirements. A contract manufacturer is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with the FDA’s Quality System Regulation, or QSR, which sets forth the FDA’s current good manufacturing practice requirements for medical devices and their components, and other applicable government regulations and corresponding foreign standards. We are ultimately responsible for confirming that the components used in the Staccato system are manufactured in accordance with the QSR or other applicable regulations.
Our third party suppliers may not comply with their contractual obligations or meet our deadlines, or the components they supply to us may not meet our specifications and quality policies and procedures. If we need to find alternative suppliers of the components used in the Staccato system, we may not be able to contract for such components on acceptable terms, if at all. Any such failure to supply or delay caused by such contract manufacturers would have an adverse affect on our ability to continue clinical development of our product candidates or commercialize any future products.
In addition, the heat packages used in the single dose version of our Staccato system are manufactured using certain energetic, or highly combustible, materials that are used to generate the rapid heating necessary for vaporizing the drug compound while avoiding degradation. Manufacture of products containing these types of materials is regulated by the U.S. government. We have entered into a joint development agreement with Autoliv ASP, Inc. for the manufacture of the heat packages in our single dose version of our Staccato system. If Autoliv is unable to manufacture the heat packages to our specifications, or does not carry out its contractual obligations to develop our heat packages or to supply them to us, our clinical trials may be delayed, suspended or terminated while we seek additional suitable manufacturers of our heat packages, which may prevent us from commercializing our product candidates that utilize the single dose version of the Staccato system.
If we do not establish strategic partnerships, we will have to undertake development and commercialization efforts on our own, which would be costly and delay our ability to commercialize any future products.
A key element of our business strategy is our intent to selectively partner with pharmaceutical and biotechnology companies to obtain assistance for the development and potential commercialization of our product candidates. We intend to enter into strategic partnerships with third parties to develop and commercialize our product candidates that are intended for larger markets, and we may enter into strategic partnerships for product candidates that are targeted toward specialty markets. We believe the effective commercialization of AZ-001 and AZ-003 will require a large, sophisticated sales and marketing organization. To date, we have not entered into any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate a strategic partnership for a particular product candidate we may be forced to curtail the development of that product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

If we enter into strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.
If we enter into any strategic partnerships, we will be subject to a number of risks, including:
•	we may not be able to control the amount and timing of resources that our strategic partners devote to the development or commercialization of product candidates;

•	strategic partners may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;

•	strategic partners may not pursue further development and commercialization of products resulting from the strategic partnering arrangement or may elect to discontinue research and development programs;

•	strategic partners may not commit adequate resources to the marketing and distribution of any future products, limiting our potential revenues from these products;

•	disputes may arise between us and our strategic partners that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

•	strategic partners may experience financial difficulties;

•	strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	business combinations or significant changes in a strategic partner’s business strategy may also adversely affect a strategic partner’s willingness or ability to complete its obligations under any arrangement;

•	strategic partners could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	strategic partners could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing our product candidates.
If we fail to gain market acceptance among physicians, patients, third-party payors and the medical community, we will not become profitable.
The Staccato system is a fundamentally new method of drug delivery. Any future product based on our Staccato system may not gain market acceptance among physicians, patients, third-party payors and the medical community. If these products do not achieve an adequate level of acceptance, we will not generate sufficient product revenues to become profitable. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•	demonstration of efficacy and safety in clinical trials;

•	the existence, prevalence and severity of any side effects;

•	potential or perceived advantages or disadvantages compared to alternative treatments;

•	perceptions about the relationship or similarity between our product candidates and the parent drug compound upon which each product candidate is based;

•	the timing of market entry relative to competitive treatments;

•	the ability to offer any future products for sale at competitive prices;

•	relative convenience, product dependability and ease of administration;

•	the strength of marketing and distribution support;

•	the sufficiency of coverage and reimbursement of our product candidates by governmental and other third-party payors; and

•	the product labeling or product insert required by the FDA or regulatory authorities in other countries.
AZ-001 and other product candidates that we may develop may require expensive carcinogenicity tests.
The API in AZ-001, prochlorperazine, was approved by the FDA in 1956 for the treatment of severe nausea and vomiting. At that time, the FDA did not require the carcinogenicity testing that is now mandatory for marketing approval. We have not discussed with the FDA whether we will be required to perform such testing in connection with our application for marketing approval of AZ-001. If we are required to conduct such carcinogenicity testing, it will be expensive and require significant additional resources to complete and may delay approval to market AZ-001. We may encounter similar requirements with other product candidates incorporating drugs that have not undergone carcinogenicity testing. Any carcinogenicity testing we are required to complete will increase the costs to develop a particular product candidate and may delay or halt the development of such product candidate.
If some or all of our patents expire, are invalidated or are unenforceable, or if some or all of our patent applications do not yield issued patents or yield patents with narrow claims, competitors may develop competing products using our or similar intellectual property and our business will suffer.
Our success will depend in part on our ability to obtain and maintain patent and trade secret protection for our technologies and product candidates both in the United States and other countries. We do not know whether any patents will issue from any of our pending or future patent applications. In addition, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.
The degree of protection for our proprietary technologies and product candidates is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•	we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	the claims of our issued patents may be narrower than as filed and not sufficiently broad to prevent third parties from circumventing them;

•	we may not develop additional proprietary technologies or drug candidates that are patentable;

•	our patent applications or patents may be subject to interference, opposition or similar administrative proceedings;

•	any patents issued to us or our potential strategic partners may not provide a basis for commercially viable products or may be challenged by third parties in the course of litigation or administrative proceedings such as reexaminations or interferences; and

•	the patents of others may have an adverse effect on our ability to do business.
Even if valid and enforceable patents cover our product candidates and technologies, the patents will provide protection only for a limited amount of time.
Our and our potential strategic partners’ ability to obtain patents is uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States, and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Furthermore, the policies governing pharmaceutical and medical device patents outside the United States may be even more uncertain. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
Even if patents are issued regarding our product candidates or methods of using them, those patents can be challenged by our competitors who can argue that our patents are invalid and/or unenforceable. Third parties may challenge our rights to, or the scope or validity of, our patents. Patents also may not protect our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The Federal Food, Drug and Cosmetic Act and the FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, non-infringing versions of a drug or device in order to facilitate the approval of generic substitutes. These same types of incentives encourage manufacturers to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor.
We also rely on trade secrets to protect our technology, especially where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. The employees, consultants, contractors, outside scientific collaborators and other advisors of our company and our strategic partners, if any, may unintentionally or willfully disclose our confidential information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming and the outcome is unpredictable. Failure to protect or maintain trade secret protection could adversely affect our competitive business position.
Our research and development collaborators may have rights to publish data and other information in which we have rights. In addition, we sometimes engage individuals or entities to conduct research that may be relevant to our business. The ability of these individuals or entities to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to certain contractual limitations. These contractual provisions may be insufficient or inadequate to protect our trade secrets and may impair our patent rights. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our technology and other confidential information, then our ability to receive patent protection or protect our proprietary information may be jeopardized.
Litigation or other proceedings or third party claims of intellectual property infringement could require us to spend time and money and could shut down some of our operations.
Our commercial success depends in part on not infringing patents and proprietary rights of third parties. Others have filed, and in the future are likely to file, patent applications covering products that are similar to our product candidates, as well as methods of making or using similar or identical products. If these patent applications result in issued patents and we wish to use the claimed technology, we would need to obtain a license from the third party. We may not be able to obtain these licenses at a reasonable cost, if at all.
In particular, we are aware of at least two pending U.S. patent applications and foreign counterparts filed by a biopharmaceutical company relating to the use of drugs, including alprazolam which is the API in AZ-002, for treating disorders of the central nervous system by pulmonary delivery. In addition, we are aware of another pending U.S. patent application and foreign counterparts, filed by another biopharmaceutical company, that claims a method of making a vapor medicament under specific manufacturing conditions.

We do not currently have a license to these patent applications. If these patent applications were to result in issued patents as originally filed, the relevant patent holders at that time may assert that we require licenses.
If these patent applications issue as originally filed, we believe we have valid defenses against any assertions that our product candidates are infringing. We do not know whether a court would determine that our defenses are valid. If we decide to pursue a license to one or more of these patent applications, or patents issued therefrom, we do not know that we will be able to obtain such a license on commercially reasonable terms, or at all.
In addition, administrative proceedings, such as interferences and reexaminations before the U.S. Patent and Trademark Office, could limit the scope of our patent rights. We may incur substantial costs and diversion of management and technical personnel as a result of our involvement in such proceedings. In particular, our patents and patent applications may be subject to interferences in which the priority of invention may be awarded to a third party. We do not know whether our patents and patent applications will be entitled to priority over patents or patent applications held by such a third party. Our issued patents may also be subject to reexamination proceedings. We do not know whether our patents would survive reexamination in light of new questions of patentability that may be raised following their issuance.
Third parties may assert that we are employing their proprietary technology or their proprietary products without authorization. In addition, third parties may already have or may obtain patents in the future and claim that use of our technologies or our products infringes these patents. We could incur substantial costs and diversion of management and technical personnel in defending ourself against any of these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief, which could effectively block our ability to further develop, commercialize and sell any future products and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. In the event we cannot develop alternative methods or products, we may be effectively blocked from developing, commercializing or selling any future products. Defense of any lawsuit or failure to obtain any of these licenses would be expensive and could prevent us from commercializing any future products.
We review from time to time publicly available information concerning the technological development efforts of other companies in our industry. If we determine that these efforts violate our intellectual property or other rights, we intend to take appropriate action, which could include litigation. Any action we take could result in substantial costs and diversion of management and technical personnel in enforcing our patents or other intellectual property rights against others. Furthermore, the outcome of any action we take to protect our rights may not be resolved in our favor.
Competition in the pharmaceutical industry is intense. If our competitors are able to develop and market products that are more effective, safer or less costly than any future products that we may develop, our commercial opportunity will be reduced or eliminated.
We face competition from established as well as emerging pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any future products that we may develop and commercialize. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair our ability to commercialize our product candidates.
We anticipate that, if approved, AZ-001 would compete with currently marketed triptan drugs and with other migraine headache treatments, including intravenous, or IV, delivery of prochlorperazine, the API in AZ-001. In addition, we are aware of at least 14 product candidates for the treatment of migraines, including triptan products and a sumatriptan/naproxen combination product.
We anticipate that, if approved, AZ-002 would compete with the oral tablet form of alprazolam and several other approved anti-depressant drugs.

We anticipate that, if approved, AZ-004 would compete with the available intramuscular, or IM, injectable form and oral forms of loxapine for the treatment of agitation, and other forms of available antipsychotic drugs. In addition, we are aware of a post marketing study of quetiapine for reducing agitation in elderly patients with Alzheimer’s disease.
We anticipate that, if approved, AZ-003 would compete with some of the available forms of fentanyl, including injectable fentanyl and fentanyl delivered on a transmucosal drug matrix on a handle. We are also aware of a transdermal fentanyl product that has recently received an approvable letter from the FDA and at least 18 products in Phase II and Phase III development for acute pain, five of which are fentanyl products. Two of these fentanyl products are inhaled versions. In addition, if approved, AZ-003 would compete with various generic opioid drugs, such as oxycodone, hydrocodone and morphine, or combination products including one or more of such drugs.
Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Established pharmaceutical companies may invest heavily to discover quickly and develop novel compounds or drug delivery technology that could make our product candidates obsolete. Smaller or early stage companies may also prove to be significant competitors, particularly through strategic partnerships with large and established companies. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing products before we do. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition will suffer.
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate significant product revenue.
We do not have a sales and marketing organization and have no experience in the sales, marketing and distribution of pharmaceutical products. There are risks involved with establishing our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time consuming and could delay any product launch. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves.
We may establish our own specialty sales force and/or engage pharmaceutical or other healthcare companies with existing sales and marketing organization and distribution systems to sell, market and distribute any future products. We may not be able to establish a specialty sales force or establish sales and distribution relationships on acceptable terms. Factors that may inhibit our efforts to commercialize any future products without strategic partners or licensees include:
•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.
Because the establishment of sales and marketing capabilities depends on the progress towards commercialization of our product candidates and because of the numerous risks and uncertainties involved with establishing our own sales and marketing capabilities, we are unable to predict when, if ever, we will establish our own sales and marketing capabilities. However, we do not anticipate establishing sales and marketing capabilities until at least 2010. If we are not able to partner with a third party and are unsuccessful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing our product candidates, which would adversely affect our business and financial condition.
If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to develop or commercialize our product candidates.
We are highly dependent on our President and Chief Executive Officer, Thomas B. King, the loss of whose services might adversely impact the achievement of our objectives. In addition, recruiting and retaining qualified clinical, scientific and engineering personnel to manage clinical trials of our product candidates and to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. Although we believe we will be successful in attracting and retaining qualified personnel, competition for experienced management and clinical, scientific and engineering personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. In addition, we do not have employment agreements with any of our employees, and they could leave our employment at will. We have change of control agreements with certain of our executive officers that provide for certain benefits upon termination or a change in role or responsibility in connection with a change of control of our company. We do not maintain life insurance policies on any employees. Failure to attract and retain personnel would prevent us from developing and commercializing our product candidates.
We may encounter difficulties in managing our growth, which could increase our losses.
We expect to experience substantial growth in our business over the next few years. We expect to increase our number of employees substantially to service our internal programs and planned strategic partnering arrangements. This growth will place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could increase. Our need to manage our operations and growth effectively requires us to continue to expend funds to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to implement improvements to our management information and control systems successfully in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may receive inadequate information to manage our day to day operations.
If plaintiffs bring product liability lawsuits against us, we may incur substantial liabilities and may be required to limit commercialization of the product candidates that we may develop.
We face an inherent risk of product liability as a result of the clinical testing of our product candidates in clinical trials and will face an even greater risk if we commercialize any products. We may be held liable if any product we develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, liability claims may result in decreased demand for any product candidates or products that we may develop, injury to our reputation, withdrawal of clinical trials, costs to defend litigation, substantial monetary awards to clinical trial participants or patients, loss of revenue and the inability to commercialize any products that we develop. We have product liability insurance that covers our clinical trials up to a $5.0 million aggregate annual limit. We intend to expand product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for any products that we may develop. However, this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or delay the commercialization of our product candidates. If we are sued for any injury caused by any future products, our liability could exceed our total assets.
Our product candidates AZ-002 and AZ-003 contain drug substances which are regulated by the U.S. Drug Enforcement Administration. Failure to comply with applicable regulations could harm our business.
The Controlled Substances Act imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. The U.S. Drug

Enforcement Administration, or DEA, regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Alprazolam, the API in AZ-002, is regulated as a Schedule IV substance and fentanyl, the API in AZ-003, is regulated as a Schedule II substance. Each of these product candidates is subject to DEA regulations relating to manufacture, storage, distribution and physician prescription procedures, and the DEA regulates the amount of the scheduled substance that would be available for clinical trials and commercial distribution. As a Schedule II substance, fentanyl is subject to more stringent controls, including quotas on the amount of product that can be manufactured as well as a prohibition on the refilling of prescriptions without a new prescription from the physician. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation, or denial of renewal, or of DEA registrations, injunctions, or civil or criminal penalties and could harm our business and financial condition.
The single dose version of our Staccato system contains materials that are regulated by the U.S. government, and failure to comply with applicable regulations could harm our business.
The single dose version of our Staccato system uses energetic materials to generate the rapid heating necessary for vaporizing the drug compound, while avoiding degradation. Manufacture of products containing energetic materials is controlled by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF. Technically, the energetic materials used in our Staccato system are classified as “low explosives” and the ATF has granted us a license/permit for the manufacture of such low explosives. Additionally, due to inclusion of the energetic materials in our Staccato system, the Department of Transportation, or DOT, regulates shipments of the single dose version of our Staccato system. The DOT has granted the single dose version of our Staccato system “Not Regulated as an Explosive” status. Failure to comply with the current and future regulations of the ATF or DOT could subject us to future liabilities and could harm our business and financial condition. Furthermore, these regulations could restrict our ability to expand our facilities or construct new facilities or could require us to incur other significant expenses in order to maintain compliance.
We use hazardous chemicals and highly combustible materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.
Our research and development processes involve the controlled use of hazardous materials, including chemicals. We also use energetic materials in the manufacture of the chemical heat packages that are used in our single dose devices. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials and our liability may exceed our total assets. We maintain insurance for the use of hazardous materials in the aggregate amount of $1.0 million, which may not be adequate to cover any claims. Compliance with environmental and other laws and regulations may be expensive and current or future regulations may impair our research, development or production efforts.
Certain of our suppliers are working with these types of hazardous and highly combustible materials in connection with our component manufacturing agreements. In the event of a lawsuit or investigation, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these hazardous and highly combustible materials. Further, under certain circumstances, we have agreed to indemnify our suppliers against damages and other liabilities arising out of development activities or products produced in connection with these agreements.
We will need to implement additional finance and accounting systems, procedures and controls in the future as we grow and to satisfy new reporting requirements.
The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and rules enacted and proposed by the U.S. Securities and Exchange Commission, or SEC, and by the Nasdaq Stock Market, will result in increased costs to us as we undertake efforts to comply with rules and respond to the requirements applicable to public companies. The rules make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage as compared to the polices previously available to public companies. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.
As a public company, we will need to comply with Sarbanes-Oxley and the related rules and regulations of the SEC, including expanded disclosure, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of Sarbanes-Oxley and other requirements will increase our costs and require additional management resources. We recently have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow to satisfy new reporting requirements. We currently do not have an internal audit group. In addition, we will need to hire additional legal and accounting staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion. Compliance with Section 404 will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2007, which we will file in early 2008. If we are unable to complete the required assessment as to the adequacy of our internal reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2007, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.
Risks Relating to Owning Our Common Stock
Our stock price may be extremely volatile, and you may not be able to resell your shares at or above the offering price.
The trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:
•	actual or anticipated results of our clinical trials;

•	actual or anticipated regulatory approvals of our product candidates or competing products;

•	changes in laws or regulations applicable to our product candidates;

•	changes in the expected or actual timing of our development programs;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the life science and biotechnology industries;

•	changes in the market valuations of other life science or biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	sales of our common stock by us; and

•	sales and distributions of our common stock by our stockholders.
In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder files a securities class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities On various dates between January 1, 2006 and March 31, 2006, the Company issued an aggregate of 93,986 shares of common stock upon the exercise of outstanding stock options. The weighted average exercise price of such options was $1.34 for aggregate purchase price of $126,077. The exercise of the options was deemed to be exempt from registration under the Securities Act of 1933 (the “Securities Act”) by virtue of Rule 701 in that they were offered and sold pursuant to a written compensatory benefit plan, as provided in Rule 701.
On March 8, 2006, an outstanding warrant to purchase 98,967 shares of common stock was exercised on a “net exercise” basis, and we issued 85,359 shares of common stock upon such exercise. The issuance of the common stock underlying the warrant was exempt from registration pursuant to the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving a public offering. We believe that the issuance is exempt from the registration requirements of the Securities Act on the basis that: (1) the purchasers of the shares of common stock represented that they were accredited investors as defined under the Securities Act; (2) there was no general solicitation; and (3) the purchasers of the shares of common stock represented that they were purchasing such shares for their own account and not with a view towards distribution. The shares of common stock carry a legend stating that the shares are not registered under the Securities Act and therefore cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available.
Use of Proceeds from the Sale of Registered Securities Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-130644), which was declared effective by the SEC on March 8, 2006 and pursuant to which we sold 6,325,000 shares of our common stock. We intend to continue to use the net proceeds of the offering for research and development, general corporate purposes and working capital. We continually assess the specific uses and allocations for these funds. As of March 31, 2006, of approximately $44.9 million in net proceeds received by us in the offering, after deducting approximately $5.7 million in underwriting discounts, commissions and other costs and expenses all of the proceeds from the offering were invested in various interest-bearing instruments. As of March 31, 2006, the all of the net proceeds remained available and were primarily invested in money market accounts or marketable securities.
No payments were made to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
     On February 13, 2006, our stockholders holding a majority of shares outstanding adopted resolutions by written consent authorizing the following matters in connection with our initial public offering : (i) a reverse stock split of the capital stock of the company (including all outstanding warrants and options exercisable for share of capital stock of the company) with an exchange rate of one for 5.5 (ii) adoption of a Restated Certificate of Incorporation and a Certificate of Incorporation to be effective upon the closing of the public offering, (iii) adoption of Alexza Pharmaceutical Inc.’s 2005 Equity Incentive Plan, (iv) adoption of Alexza Pharmaceutical, Inc.’s 2005 Non-Employee Directors Stock Option Plan, (v) adoption of Alexza Pharmaceutical, Inc.’s 2005 Employee Stock Purchase Plan, and (vi) approval of the form of indemnity agreement entered into between us and each of our directors and executive officers. The results of the voting (on an as-if-converted basis and without giving effect to the one-for-5.5 reverse split of our common stock and preferred stock effected on February 27, 2006) from the stockholders who returned written consents to us is as follows:
•	For: 49,711,217

•	Against: None
Item 5. Other Information
None.
Item 6. Exhibits
3.5	Amended and Restated Certificate of Incorporation. (1)

3.7	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alexza Pharmaceuticals, Inc. (Registrant)
May 15, 2006	/s/ Thomas B. King
Thomas B. King
President, Chief Executive Officer

May 15, 2006	/s/ August J. Moretti
August J. Moretti
Senior Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)

Exhibit Index
3.5	Amended and Restated Certificate of Incorporation. (1)

3.7	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).