Form 10-Q
period 2006-06-30
Alexza Pharmaceuticals Inc.
filed 2006-08-10
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
(Registrant’s telephone number, including area code): (650) 687-3900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Total number of shares of common stock outstanding as of July 31, 2006; 23,638,024.

ALEXZA PHARMACEUTICALS, INC.

		page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Balance Sheets as of June 30, 2006 and December 31, 2005	3
	Condensed Statements of Operations for the three and six months ended June 30, 2006 and 2005 and for the period from December 19, 2000 (inception) to June 30, 2006	4
	Condensed Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and for the period from December 19, 2000 (inception) to June 30, 2006	5
	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 1.	Legal Proceedings	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

SIGNATURES		39
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$23,933	$16,787
Marketable securities	40,025	21,582
Grant and other receivables	—	35
Prepaid expenses and other current assets	895	1,797

Total current assets	64,853	40,201

Property and equipment, net	8,049	6,774
Restricted cash	203	204
Employee note receivable, net of unamortized discount	81	78
Other assets	123	148

Total assets	$73,309	$47,405

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,763	$2,924
Accrued clinical trial expenses	926	361
Other accrued expenses	2,612	4,438
Current portion of equipment financing obligations	2,370	1,718

Total current liabilities	7,671	9,441

Noncurrent portion of equipment financing obligations	6,195	5,155

Commitments

Convertible preferred stock	—	107,194

Stockholders’ equity (deficit):
Common stock	2	—
Additional paid-in-capital	157,906	5,740
Deferred stock compensation	(2,303)	(2,925)
Other comprehensive loss	17	(30)
Deficit accumulated during development stage	(96,179)	(77,170)

Total stockholders’ equity (deficit)	59,443	(74,385)

Total liabilities and stockholders’ equity (deficit)	$73,309	$47,405

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

					Period
					from
					December
					19, 2000
	Three Months Ended		Six Months Ended		(inception)
	June 30,		June 30,		to June 30,
	2006	2005	2006	2005	2006
Revenue	$539	$853	$699	$1,872	$6,616

Operating expenses:
Research and development	9,240	5,644	16,580	10,942	77,559
General and administrative	2,480	2,053	3,963	3,863	24,169
Acquired in-process research and development	—	—	—	—	3,916

Total operating expenses	11,720	7,697	20,543	14,805	105,644

Loss from operations	(11,181)	(6,844)	(19,844)	(12,933)	(99,028)

Interest and other income, net	790	411	1,179	796	4,058
Interest expense	(187)	(58)	(344)	(116)	(1,209)

Net loss	$(10,578)	$(6,491)	$(19,009)	$(12,253)	$(96,179)

Basic and diluted net loss per share	$(0.45)	$(3.86)	$(1.23)	$(7.40)

Shares used to compute basic and diluted net loss per share	23,629	1,681	15,473	1,655

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Six Months Ended		(inception) to
	June 30,		June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(19,009)	$(12,253)	$(96,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation — consultants	49	99	329
Share-based compensation — employees	100	2,161	561
Amortization of deferred stock compensation	402	54	806
Extinguishment of officer note receivable	—	—	2,300
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	—	(34)	240
Amortization of premium (discount) on available-for-sale securities	(267)	301	1,767
Depreciation and amortization	1,658	864	5,430
Loss on disposal of property and equipment	—	—	15
Changes in operating assets and liabilities:
Grant and other receivables	35	55	—
Prepaid expenses and other current assets	902	137	(889)
Other assets	22	(92)	(2,628
Accounts payable	(1,161)	1,680	1,634
Accrued clinical trial expense	565	157	1,850
Other accrued expenses	(1,826)	(503)	1,564

Net cash used in operating activities	(18,530)	(7,374)	(78,970)

Cash flows from investing activities:
Decrease (increase) in restricted cash	1	(73)	(203)
Purchases of property and equipment	(2,933)	(2,782)	(13,232)
Proceeds from disposal of property and equipment	—	—	3
Cash paid for merger	—	—	(250)
Purchases of available-for-sale securities	(37,029)	(27,417)	(180,236)
Maturities of available-for-sale securities	18,900	31,639	138,462

Net cash provided by (used in) investing activities	(21,061)	1,367	(55,456)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Six Months Ended		(inception) to
	June 30,		June 30,
	2006	2005	2006
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	44,902	—	44,910
Proceeds from exercise of stock options and warrants	143	142	635
Repurchases of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from equipment term loans	2,671	1,210	11,792
Payments of equipment term loans and leases	(979)	(514)	(3,680)

Net cash provided by financing activities	46,737	838	158,359

Net increase (decrease) in cash and cash equivalents	7,146	(5,169)	23,933
Cash and cash equivalents at beginning of period	16,787	18,718	—

Cash and cash equivalents at end of period	$23,933	$13,549	$23,933

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. The Company and Basis of Presentation
Business
Alexza Pharmaceuticals, Inc. (“Alexza” or the “Company”) was incorporated in the state of Delaware on December 19, 2000 as FaxMed, Inc. In June 2001, the Company changed its name to Alexza Corporation and in December 2001 changed its name to Alexza Molecular Delivery Corporation. In July 2005, the Company changed its name to Alexza Pharmaceuticals, Inc.
Alexza is an emerging pharmaceutical company focused on the development and commercialization of novel, proprietary products for the treatment of acute and intermittent conditions. The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, conducting research and development, conducting preclinical studies and clinical trials, developing pharmaceutical delivery devices and manufacturing processes for the devices, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage.
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other interim period or any other future year.
The accompanying unaudited condensed financial statements and notes to condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Company’s Registration Statement on Form S-1 (as amended), which was declared effective by the Securities and Exchange Commission (the “SEC”) on March 8, 2006.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the accounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Initial Public Offering
In March 2006, the Company completed its initial public offering of 6,325,000 shares of its common stock, including the full underwriters’ over-allotment option, at a public offering price of $8.00 per share. Net cash proceeds from the initial public offering were approximately $44.9 million, after deducting underwriting discounts and commissions and other offering expenses. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 15,197,712 shares of common stock.

2. Share-Based Compensation
The components of the share-based compensation recognized in the Company’s Condensed Statements of Operations for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended June 30,
	2006			2005
	G&A	R&D	Total	G&A	R&D	Total
Employee stock options granted prior to January 1, 2006	$64	$133	$197	$38	$15	$53
Employee stock options granted on or subsequent to January 1, 2006	77	37	114	—	—	—
Employee Stock Purchase Plan	71	283	354	—	—	—
Non-employee stock option awards	3	21	24	2	73	75
Variable share-based compensation	—	—	—	1,134	156	1,290

	$215	$474	$689	$1,174	$244	$1,418

	Six Months Ended June 30,
	2006			2005
	G&A	R&D	Total	G&A	R&D	Total
Employee stock options granted prior to January 1, 2006	$126	$276	$402	$38	$16	$54
Employee stock options granted on or subsequent to January 1, 2006	96	42	138	—	—	—
Employee Stock Purchase Plan	81	323	404	—	—	—
Non-employee stock option awards	6	43	49	3	96	99
Variable share-based compensation	(442)	—	(442)	1,912	249	2,161

	$(133)	$684	$551	$1,953	$361	$2,314

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R (“SFAS 123R”), Share-Based Payment — An Amendment of FASB Statements No. 123 and 95. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic-value method, the Company’s previous accounting method, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the statement of operations.
On January 1, 2006, the Company adopted SFAS 123R using the prospective transition method, as required by the statement. Under this transition method, beginning January 1, 2006, employee share-based compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005 for (i) employees using the intrinsic value in accordance with the provisions of APB 25 and (ii) non-employees using the fair value in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
The effect of adopting SFAS 123R on the three and six months ended June 30, 2006 was to increase net loss by $468,000 and $542,000, respectively, and to increase basic and diluted net loss per share by $0.02 and $0.04, respectively.
Employee Share-Based Awards Granted Prior to January 1, 2006
Compensation cost for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS 123R, were accounted for using the option’s intrinsic value. The Company recorded the total valuation of these options as a component of stockholders’ equity, which will be amortized over the vesting period of the applicable option on a straight line basis. During the three and six months ended June 30, 2006, the Company reversed $6,000 and $220,000, respectively, of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. At June 30, 2006, the expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Remainder of 2006	$399
2007	720
2008	720
2009	464

$2,303

Employee Share-Based Awards Granted On or Subsequent to January 1, 2006
Compensation cost for employee share-based awards granted on or after January 1, 2006, the date the Company adopted SFAS 123R, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and will be recognized over the vesting period of the applicable award on a straight-line basis. During the six months ended June 30, 2006 the Company issued employee share-based awards in the form of stock options and stock purchase rights under the Company’s employee stock purchase plan. The weighted average fair value of the employee stock options granted was $5.81 and the weighted average fair value of stock purchase rights was $3.24 during the six months ended June 30, 2006.
These estimated grant date fair values of the awards were calculated using the Black-Scholes valuation model, and the following assumptions:

Six Months Ended
June 30, 2006
Stock Option Plans
Weighted-average expected term	6.0 years
Expected volatility	80%
Risk-free interest rate	4.68%
Dividend yield	0%

Employee Stock Purchase Plan
Weighted-average expected term	1.4 years
Expected volatility	53%
Risk-free interest rate	4.77%
Dividend yield	0%
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
SFAS 123R also requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated annual forfeiture rate is approximately 5.9%.
As of June 30, 2006, there was $1,681,000 and $1,263,000 of total unrecognized compensation costs related to non-vested stock option awards and stock purchase rights issued after January 1, 2006, respectively, which are expected to be recognized over a weighted average period of 3.61 years and 1.0 years, respectively.
Nonemployee Stock Option Awards
The Company has granted options to purchase shares of common stock to nonemployees with exercise prices ranging from $0.22 to $3.30. During the six months ended June 30, 2006, the Company did not grant any new nonemployee options to purchase common stock, however it did remeasure the nonemployee options vested during the quarter using the Black-Scholes valuation model, using a volatility rate of 80%, an expected life representing the remaining contractual life, which ranged from 6 to 10 years, an expected dividend yield of 0% and a weighted average risk-free interest rate of 5.08%. As of June 30, 2006, stock options to acquire 2,287 shares are subject to remeasurement of fair value. The stock compensation costs of these options granted to nonemployees are remeasured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of service received.
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
There was no share-based compensation capitalized as of June 30, 2006.
3. Share-Based Compensation Plans
2005 Equity Incentive Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”) and authorized for issuance thereunder 1,088,785 shares of common stock. The 2005 Plan became effective upon the closing of the Company’s initial public offering on March 8, 2006. The 2005 Plan is an amendment and restatement of the Company’s previous stock option plans. Stock options issued under the 2005 Plan generally vest over 4 years, vesting is generally based on service time, and have a maximum contractual term of 10 years. The 2005 Plan provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 2% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 1,000,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year.
2005 Non-Employee Directors’ Stock Option Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and authorized for issuance thereunder 250,000 shares of common stock. The Director’s Plan became effective immediately upon the closing of the Company’s initial public offering on March 8, 2006. The Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors, which vest over four years and have a term of 10 years. The Directors’ Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year.
The following table sets forth the summary of option activity under the Company’s stock option plans for the six months ended June 30, 2006:

	Shares	Outstanding Options
	Available	Number of	Weighted Average
	For Grant	Shares	Exercise Price
Balance at December 31, 2005	173	2,008,020	$3.49
Increase in authorized shares	1,327,990	—	—
Options granted	(399,816)	399,816	8.09
Options exercised	—	(109,833)	1.29
Options forfeited	132,042	(132,042)	1.70
Options cancelled	846	(846)	6.87

Balance at June 30, 2006	1,061,235	2,165,115	4.56

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $141,000.

Information regarding the stock options outstanding at June 30, 2006 is summarized below (aggregate intrinsic value in thousands):

	Outstanding			Exercisable
		Remaining			Remaining
		Contractual	Aggregate		Contractual	Aggregate
Exercise	Number	Life	Intrinsic	Number	Life	Intrinsic
Price	of Shares	(in years)	Value	of Shares	(in years)	Value
			(In 000’s)			(In 000’s)
$0.22 – 0.99	48,068	5.40	$317	48,068	5.40	$317
1.10 – 1.10	574,767	8.10	3,581	186,974	7.89	1,165
1.38 – 1.38	296,667	8.88	1,765	86,526	8.84	515
3.30 – 3.30	226,804	9.33	917	2,512	9.31	10
6.88 – 7.74	176,400	9.51	72	26,568	9.44	12
8.00 – 8.00	777,109	8.22	–	290,203	7.53	—
8.65 – 9.73	65,300	9.80	—	—	—	—

	2,165,115	8.48	$6,652	640,851	7.74	$2,019

The intrinsic value is calculated as the difference between the market value as of June 30, 2006 and the exercise price of the shares. The market value as of June 30, 2006 was $7.33 as reported by the NASDAQ Stock Market.
2005 Employee Stock Purchase Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”) and authorized for issuance thereunder 500,000 shares of common stock. The ESPP allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of a fixed offering period, generally twenty four months with four purchase periods within each offering period. Purchases are generally made on the last trading day of each October and April. The initial offering period began March 8, 2006 and will end on April 30, 2008, with the first purchase to occur on October 31, 2006. Employees purchase shares at each purchase date at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower.
The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year.
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

5. Net Loss per Share
Historical basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share calculation for the three and six months ended June 30, 2006 and 2005 because the inclusion of such shares would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock options	2,165,115	1,706,754	2,165,115	1,706,754
Warrants to purchase common stock	—	98,967	36,634	98,967
Warrants to purchase convertible preferred stock (as converted)	15,720	15,720	15,720	15,720
Convertible preferred stock (as converted)	—	15,197,712	5,627,672	15,197,712
6. Comprehensive Loss
Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2006	2005	2006	2005
Net loss	$(10,578)	$(6,491)	$(19,009)	$(12,253)
Change in unrealized gain (loss) on marketable securities	31	34	47	(29)

Comprehensive loss	$(10,547)	$(6,457)	$(18,962)	$(12,282)

7. Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Accrued compensation	$1,602	$3,447
Accrued professional fees	256	774
Other	754	217

	$2,612	$4,438

8. Equipment Financing Obligations
As of December 31, 2005, the Company had $3.2 million available under its equipment financing agreement for future borrowings. During the six months ended June 30, 2006, the Company borrowed an additional $2,671,000 under the agreement. Equipment advances are to be repaid in 48 installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasuries of comparable maturities and ranges from 9.2% to 10.6%. The equipment purchased under the equipment financing agreement is pledged as security. Future principal payments under the equipment financing agreements as of June 30, 2006 are as follows (in thousands):

Remainder of 2006	$1,158
2007	2,480
2008	2,716
2009	1,982
2010	229

Total	$8,565

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Overview
We are developing novel, proprietary products for the treatment of acute and intermittent conditions. Our technology, the Staccato™ system, enables the precise delivery and rapid onset of therapeutic effect of many small molecule drugs. Our lead product candidates consist of the following:
•	AZ-001 for acute migraine headaches is prochlorperazine incorporated in a chemically heated, single dose Staccato device. We initiated a Phase IIb clinical trial of AZ-001 in June 2006.

•	AZ-002 for acute treatment of panic attacks associated with panic disorder is alprazolam incorporated in a chemically heated, single dose Staccato device. We initiated a Phase IIa clinical trial of AZ-002 for acute treatment of panic attacks in April 2006.

•	AZ-004 for treatment of acute agitation in patients with schizophrenia is loxapine incorporated in a chemically heated, single dose Staccato device. We plan to initiate a Phase IIa clinical trial of AZ-004 in the third quarter of 2006.

•	AZ-003 for acute pain is fentanyl incorporated in an electrically heated, multiple dose Staccato device. We initiated a Phase I clinical trial of AZ-003 in April 2006.
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
We have generated $6.6 million in revenue from inception through June 30, 2006, substantially all of which was earned through United States Small Business Innovation Research grants. We expect that grant revenue will decline in 2006, as compared to 2005, as we intend to place greater emphasis on strategic partnerships.
We have incurred significant losses since our inception. As of June 30, 2006, our deficit accumulated during the development stage was $96.2 million. We recognized net losses of $19.0 million and $12.3 million during the six months ended June 30, 2006 and 2005, respectively. We expect our net losses to increase as we continue our existing and planned preclinical studies and clinical trials, expand our research and development efforts, expand our manufacturing development efforts, and add the necessary infrastructure to support our operations as a public company.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2006 and 2005
Revenue
Our revenue for the three and six months ended June 30, 2006 was $539,000 and $699,000, respectively, including government grant revenue of $539,000 and $669,000, respectively. We recognized no revenue from drug compound feasibility screening agreements for the three months ended June 30, 2006, and $30,000 of revenue from drug compound feasibility screening agreements for the six months ended June 30, 2006. Our revenue for the three and six months ended June 30, 2005 was $853,000 and $1,872,000, respectively. Revenues for the three and six months ended June 30, 2005 were comprised of government grant revenues of $813,000 and $1,812,000, respectively, and feasibility screening revenues of $40,000 and $60,000, respectively.
The decrease in government grant revenue was due to the expiration of certain government grants during 2005 and 2006. We expect grant revenue and drug compound feasibility screening revenue to decline in future periods as we place greater emphasis on seeking strategic partnerships.

Operating Expenses
Share-based compensation expenses had a material impact on our comparative operating expenses for the three and six month periods ended June 30, 2006 and 2005. Our operating expenses for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005

Non share-based compensation expenses:
Research and development	$8,766	$5,400	$15,896	$10,581
General and administrative	2,265	879	4,096	1,910

Total non share-based compensation expenses	11,031	6,279	19,992	12,491

Share-based compensation expenses:
Research and development	474	244	684	361
General and administrative	215	1,174	(133)	1,953

Total share-based compensation expenses	689	1,418	551	2,314

Total operating expenses	$11,720	$7,697	$20,543	$14,805

Research and Development Expenses
Research and development costs are identified as either directly attributed to one of our lead product candidates or as general research. Direct costs consist of personnel costs directly associated with a product candidate, preclinical study costs, clinical trial costs, related clinical drug and device development and manufacturing costs, contract services and other research expenditures. Overhead, facility costs and other support service expenses are allocated to each candidate or to general research and is based on employee time spent on each program. The following table summarizes our expenditures on each candidate based on our internal records and estimated allocations of employee time and related expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Preclinical and clinical development
AZ-001	$2,824	$849	$4,873	$2,239
AZ-002	549	1,055	1,172	1,764
AZ-004	1,215	335	1,988	1,037
AZ-003	1,300	951	2,321	1,804
Other preclinical programs	1,305	—	2,144	—

Total preclinical and clinical development	7,193	3,190	12,498	6,844
Research	2,047	2,454	4,082	4,098

Total research and development	$9,240	$5,644	$16,580	$10,942

Research and development expenses were $9,240,000 and $16,580,000 during the three and six months ended June 30, 2006, respectively and $5,644,000 and $10,942,000 during the three and six months ended June 30, 2005, respectively. The increases were primarily due to increases in spending on our AZ-001 product candidate as we prepared for and initiated a Phase IIb clinical trial in 2006, our AZ-004 product candidate as we prepared for the initiation of a Phase IIa clinical trial in the third quarter of 2006, our AZ-003 product candidate as we prepared for and initiated a Phase I clinical trail in 2006, and preclinical efforts on additional potential product candidates. Spending on our AZ-002 product candidate decreased in 2006 as compared to 2005 as we incurred higher expenses in 2005 for the preparation and initiation of the Phase I clinical trial completed in September 2005. These efforts for the development of our product candidates increased preclinical and clinical costs and research and development staffing to support these efforts.

We expect to continue to devote substantial resources to research and development to support the continued development of our product candidates and core technology, to expand our research and development efforts and to expand our manufacturing development. We expect that research and development expenses for clinical trials will continue to increase as we conduct additional and later-stage clinical trials for our product candidates. In addition, we expect to incur additional non-cash share-based compensation expense as future employee share-based awards are expensed due to the adoption of SFAS 123R, and as existing grants continue to be expensed.
General and Administrative Expenses
General and administrative expenses were $2,480,000 and $3,963,000 during the three and six months ended June 30, 2006, respectively, and $2,053,000 and $3,863,000 during the three and six months ended June 30, 2005, respectively.
Share-based compensation increased general and administrative expense by $215,000 during the three months ended June 30, 2006 and reduced general and administrative expenses by $133,000 during the six months ended June 30, 2006. Share-based compensation increased general and administrative expenses by $1,174,000 and $1,953,000 during the three and six months ended June 30, 2005, respectively. In 2006 General and Administrative expenses were impacted by a $442,000 reduction in share-based compensation expense related to officer stock option grants that were treated as variable awards. During the three and six months ended June 30, 2005, share-based compensation expense resulted primarily from these variable stock option awards. The contingency which had caused these awards to be variable in nature was resolved during the three months ended March 31, 2006, and such awards are no longer accounted for as variable awards.
Without the impact of share-based compensation expenses, general and administrative expenses increased to $2,265,000 and $4,096,000 in the three and six months ended June 30, 2006, respectively, from $879,000 and $1,910,000 in the comparable periods in 2005, respectively. These increases were primarily due to increased staffing for personnel in executive, accounting, business development, information technology and human resources necessary to manage and support our growth as well as increases in other general and administrative costs including facility costs, patent related costs and increased professional fees for legal, consulting and accounting services related to being a publicly traded company.
We expect that our general and administrative expenses will increase in absolute dollar amounts as we add infrastructure and incur additional costs related to operating as a public company, including directors’ and officers’ insurance, investor relations programs, increased director fees and increased professional fees. In addition, we expect to incur increasing amounts of non-cash share-based compensation expense as future employee share-based awards are expensed due to the adoption of SFAS 123R and as existing grants continue to be expensed.
Interest and Other Income, Net
Interest and other income primarily consists of income earned on our cash, cash equivalents, and marketable securities and was $790,000 and $1,179,000 for the three and six months ended June 30, 2006, respectively, as compared to $411,000 and $796,000 in the comparable periods in 2005, respectively. These increases were primarily due to increases in our cash, cash equivalent and marketable securities balances as a result of our initial public offering in March 2006 and higher interest rates earned on these balances.
Interest Expense
Interest expense represents interest on our equipment loans and was $187,000 and $344,000 for the three and six months ended June 30, 2006, respectively, compared to $58,000 and $116,000 in the comparable periods in 2005, respectively. The increases were primarily due to increased equipment loan borrowings.
Liquidity and Capital Resources
Since inception, we have financed substantially all of our operations primarily through the sale of equity securities, receiving aggregate net proceeds from such sales totaling $150.2 million. In addition we have received revenues, primarily from government grants, totaling $6.6 million. We have received additional funding from equipment financings and interest earned on investments, as described below. In March 2006 we completed our initial public offering of common stock and received net proceeds of approximately $44.9 million. As of June 30, 2006, we had $64.0 million in cash, cash equivalents and marketable securities and $500,000 available under an equipment financing line of credit. We expect to negotiate a new equipment finance facility in the third quarter of 2006 to finance expected equipment needs for at least the next 12 months. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
Cash Flows from Operating Activities. Net cash used in operating activities was $18,530,000 and $7,374,000 during the six months ended June 30, 2006 and 2005, respectively. The net cash used in the six months ended June 30, 2006 primarily reflects net loss of $19,009,000, net of depreciation of $1,658,000 and non-cash share based compensation expense of $551,000, for the period and the reduction in accounts payable of $1,161,000 and other accrued expenses of $1,826,000 partially offset by the decrease in prepaid and other current assets of $902,000. The net cash used in the six months ended June 30, 2005 primarily reflects net loss for the period of $12,253,000, net of depreciation of $864,000 and non-cash share-based compensation of $2,314,000, partially offset by the increase in accounts payables of $1,680,000.
Cash Flows from Investing Activities. Net cash (used in) provided by investing activities was $(21,061,000) and $1,367,000 during the six months ended June 30, 2006 and 2005, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. During the six months ended June 30, 2006 we had purchases, net of maturities of $18,129,000 of marketable securities and purchases of equipment of $2,933,000. During the six months ended June 30, 2005, we had maturities, net of purchases of $4,222,000 of marketable securities and purchases of equipment of $2,782,000. We expect to continue to make significant investments in the purchase of equipment to support our expanding operations.
Cash Flows from Financing Activities. Net cash provided by financing activities was $46,737,000 and $838,000 during the six months ended June 30, 2006 and 2005, respectively. Financing activities consist primarily of proceeds from the sale of our stock and equipment financing arrangements. In the six months ended June 30, 2006, we received net proceeds of $44,902,000 from the issuance of 6,325,000 shares of common stock from our initial public offering. Proceeds from equipment financing arrangements, net of payments, were $1,692,000 and $696,000 during the six months ended June 30, 2006 and 2005, respectively.
We expect our cash requirements during the remainder of 2006 to increase as we support four clinical trials. We believe that our current cash, cash equivalents and marketable securities together with interest earned thereon, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures through at least the end of the third quarter of 2007. The key assumptions underlying this estimate include:
•	expenditures related to continued preclinical and clinical development of our lead product candidates during this period within budgeted levels;

•	no unexpected costs related to the development of our manufacturing capability;

•	completion of an equipment finance facility which we expect to complete in the third quarter of 2006; and

•	the hiring of a number of new employees at salary levels consistent with our estimates to support our continued growth during this period.
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
Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into strategic partnerships with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the terms and timing of any distribution, strategic partnerships or licensing agreements that we may establish;

•	the cost, timing and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing manufacturing, marketing and sales capabilities;

•	the cost of manufacturing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
Contractual Obligations
Our future contractual obligations related to operating lease agreements and equipment financing, including financing costs, as of June 30, 2006 were as follows:

		Equipment
	Operating	Financing
	Leases	Obligations

Remainder of 2006	$776	$1,532
2007	812	3,065
2008	—	3,065
2009	—	2,089
2010	—	235

Total	$1,588	$9,986

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
We are currently negotiating a new long-term facility lease. We expect to complete negotiations and execute a lease in the third quarter of 2006, and we expect our operating lease obligations will rise significantly in future periods as we consolidate our existing operations and establish a pilot manufacturing facility in a single location.
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
Stock-Based Compensation
On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R. We adopted SFAS 123R using the prospective transition method. Under this transition method, beginning January 1, 2006, compensation cost recognized includes: (a) compensation cost for share-based payments granted prior to, but not yet vested as of December 31, 2005 related to (i) employees, based on the intrinsic value in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and (ii) non-employees based on the options fair value in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk exposure involves forward-looking statements. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We do not use or hold derivative financial instruments. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in high credit quality money market accounts, government securities, corporate debt securities and asset-back securities. As of June 30, 2006, we had cash, cash equivalents and marketable securities of $64.0 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates.
We have no material off-balance sheet arrangements as defined in Regulation 5-K 303(a)(4).
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls over Financial Reporting We had no significant changes to our internal controls over financial reporting in the second quarter of 2006.
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
The risk factors described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the SEC on May 15, 2006 are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below.
Risks Relating to Our Business
We have a history of net losses. We expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of approximately $14.3 million, $16.6 million and $32.4 million for the years ended December 31, 2003, 2004 and 2005, respectively and a net loss of $19.0 million for the six months ended June 30, 2006. As of June 30, 2006, we had a deficit accumulated during development stage of approximately $96.2 million. We expect our expenses to increase as we expand our product candidate and manufacturing development programs and add the necessary infrastructure to support operating as a public company. As a result, we expect to incur substantial and increasing net losses and negative operating cash flows for the foreseeable future. These losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.
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
*We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.
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
We expect our cash burn during the remainder of 2006 to be approximately $3.75 million per month. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. We may be unable to raise sufficient additional capital on favorable terms to us, or at all. If we fail to raise sufficient funds, we will have to delay development programs or reduce or cease operations, or we may be required to enter into a strategic partnership at an earlier stage of development than currently anticipated. We anticipate that existing cash, cash equivalents and marketable securities together with interest earned thereon will enable us to maintain our currently planned operations through at least the end of the third quarter of 2007. Our estimates of future capital use are uncertain, and changes in our development plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the amount of time our available resources will fund our operations.
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
If our product candidates fail to show a clinically significant benefit compared to placebo, they will not be approved for marketing. Device failure rates higher than we anticipate may result in clinical trials that do not meet their specific efficacy endpoints. We experienced a 3% device failure rate in our Phase IIa clinical trial of AZ-001, which impacted the results of the trial. The analysis of the data not adjusted for the device failure rate produced results which were not statistically significant. However, the results were statistically significant when the device failure rate was accounted for. The design of our clinical trials is based on many assumptions about the expected effect of our product candidates, and if those assumptions prove incorrect, the clinical trials may not produce statistically significant results. In addition, because we are developing AZ-002 for a novel indication, and may develop future product candidates for other novel indications, and because our Staccato technology is not similar to other approved drug delivery methods, there is no clear precedent for the application of detailed regulatory requirements to our product candidates. We cannot assure you that the design of, or data collected from, the clinical trials of our product candidates will be sufficient to support the FDA and foreign regulatory approvals.
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
In particular, we are aware of at least two pending U.S. patent applications and foreign counterparts filed by a biopharmaceutical company relating to the use of drugs, including alprazolam which is the API in AZ-

002, for treating disorders of the central nervous system by pulmonary delivery. In addition, we are aware of another pending U.S. patent application and foreign counterparts, filed by another biopharmaceutical company, that claims a method of making a vapor medicament under specific manufacturing conditions. We do not currently have a license to these patent applications. If these patent applications were to result in issued patents as originally filed, the relevant patent holders at that time may assert that we require licenses.
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
We are highly dependent on our President and Chief Executive Officer, Thomas B. King, the loss of whose services might adversely impact the achievement of our objectives. In addition, recruiting and retaining qualified clinical, scientific and engineering personnel to manage clinical trials of our product candidates and to perform research and development work will be critical to our success. There is currently a shortage of skilled personnel in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. Although we believe we will be successful in attracting and retaining qualified personnel, competition for experienced management and clinical, scientific and engineering personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. In addition, we do not have employment agreements with any of our employees, and they could leave our employment at will. We have change of control agreements with certain of our executive officers that provide for certain benefits upon termination or a change in role or responsibility in connection with a change of control of our company. We do not maintain life insurance policies on any employees. Failure to attract and retain personnel would prevent us from developing and commercializing our product candidates.
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
We face an inherent risk of product liability as a result of the clinical testing of our product candidates in clinical trials and will face an even greater risk if we commercialize any products. We may be held liable if any product we develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, liability claims may result in decreased demand for any product candidates or products that we may develop, injury to our reputation, withdrawal of clinical trials, costs to defend litigation, substantial monetary awards to clinical trial participants or patients, loss of revenue and the inability to commercialize any products that we develop. We have product liability insurance that covers our clinical trials up to a $10.0 million aggregate annual limit. We intend to expand product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for any products that we may develop. However, this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or delay the commercialization of our product candidates. If we are sued for any injury caused by any future products, our liability could exceed our total assets.
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
The trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:
•	actual or anticipated results and timing of our clinical trials;

•	actual or anticipated regulatory approvals of our product candidates or competing products;

•	changes in laws or regulations applicable to our product candidates;

•	changes in the expected or actual timing of our development programs;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the life science and biotechnology industries;

•	changes in the market valuations of other life science or biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	sales of our common stock by us; and

•	sales and distributions of our common stock by our stockholders.
In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder files a securities class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from the Sale of Registered Securities Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-130644), which was declared effective by the SEC on March 8, 2006 and pursuant to which we sold 6,325,000 shares of our common stock. We intend to continue to use the net proceeds of the offering for research and development, general corporate purposes and working capital. We continually assess the specific uses and allocations for these funds. As of June 30, 2006, $44.9 million in net proceeds received by us in the offering, after deducting approximately $5.7 million in underwriting discounts, commissions and other costs and expenses of the proceeds from the offering were invested in various interest-bearing instruments. As of June 30, 2006, all of the net proceeds remained available and were primarily invested in money market accounts or marketable securities.
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
None.
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

Alexza Pharmaceuticals, Inc.

(Registrant)

August 10, 2006	/s/ Thomas B. King Thomas B. King
President and Chief Executive Officer

August 10, 2006	/s/ August J. Moretti

August J. Moretti
Senior Vice President, Chief Financial Officer
and Secretary (principal financial and
accounting officer)