Form 10-Q
period 2006-09-30
Alexza Pharmaceuticals Inc.
filed 2006-11-13
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549 -
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51820
ALEXZA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0567768

(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1020 East Meadow Circle
Palo Alto, California	94303

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of October 31, 2006; 23,784,841

ALEXZA PHARMACEUTICALS, INC.

page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Balance Sheets as of September 30, 2006 and December 31, 2005	3
Condensed Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and for the period from December 19, 2000 (inception) to September 30, 2006	4
Condensed Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and for the period from December 19, 2000 (inception) to September 30, 2006	5
Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A. Risk Factors	24

Item 1. Legal Proceedings	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 5. Other Information	40

Item 6. Exhibits	40

SIGNATURES	41
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$20,209	$16,787
Marketable securities	34,552	21,582
Grant and other receivables	189	35
Prepaid expenses and other current assets	1,109	1,797

Total current assets	56,059	40,201

Property and equipment, net	8,970	6,774
Restricted cash	603	204
Employee note receivable, net of unamortized discount	82	78
Other assets	112	148

Total assets	$65,826	$47,405

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,463	$2,924
Accrued clinical trial expenses	1,667	361
Other accrued expenses	3,571	4,438
Current portion of equipment financing obligations	2,642	1,718

Total current liabilities	10,343	9,441

Deferred rent	199	—
Noncurrent portion of equipment financing obligations	6,325	5,155

Commitments

Convertible preferred stock	—	107,194

Stockholders’ equity (deficit):
Common stock	2	—
Additional paid-in-capital	158,191	5,740
Deferred stock compensation	(1,885)	(2,925)
Other comprehensive loss	20	(30)
Deficit accumulated during development stage	(107,369)	(77,170)

Total stockholders’ equity (deficit)	48,959	(74,385)

Total liabilities and stockholders’ equity (deficit)	$65,826	$47,405

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

					Period from
					December 19,
					2000
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
Revenue	$329	$175	$1,028	$2,047	$6,945

Operating expenses:
Research and development	9,400	6,798	25,980	17,740	86,959
General and administrative	2,667	2,950	6,630	6,813	26,836
Acquired in-process research and development	—	—	—	—	3,916

Total operating expenses	12,067	9,748	32,610	24,553	117,711

Loss from operations	(11,738)	(9,573)	(31,582)	(22,506)	(110,766)

Interest and other income, net	850	411	2,029	1,207	4,908
Interest expense	(302)	(101)	(646)	(217)	(1,511)

Net loss	$(11,190)	$(9,263)	$(30,199)	$(21,516)	$(107,369)

Basic and diluted net loss per share	$(0.47)	$(5.42)	$(1.66)	$(12.86)

Shares used to compute basic and diluted net loss per share	23,638	1,710	18,194	1,673

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(30,199)	$(21,516)	$(107,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation – consultants	109	155	389
Share-based compensation – employees	753	3,282	1,214
Amortization of deferred stock compensation	545	150	949
Extinguishment of officer note receivable	—	—	2,300
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred Interest	27	38	267
Amortization of premium (discount) on available-for-sale securities	(712)	418	1,322
Depreciation and amortization	2,623	1,419	6,395
Loss on disposal of property and equipment	—	—	15
Changes in operating assets and liabilities:
Grant and other receivables	(154)	283	(189)
Prepaid expenses and other current assets	688	(386)	(1,103)
Other assets	5	(147)	(2,645)
Accounts payable	(461)	534	2,334
Accrued clinical trial expense	1,306	403	2,591
Other accrued expenses	(819)	—	2,571

Net cash used in operating activities	(26,289)	(15,367)	(86,729)

Cash flows from investing activities:
Decrease (increase) in restricted cash	(399)	(17)	(603)
Purchases of property and equipment	(4,819)	(4,007)	(15,118)
Proceeds from disposal of property and equipment	—	—	3
Cash paid for merger	—	—	(250)
Purchases of available-for-sale securities	(57,222)	(29,426)	(200,429)
Maturities of available-for-sale securities	45,014	46,889	164,576

Net cash provided by (used in) investing activities	(17,426)	13,439	(51,821)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2006	2005	2006
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	44,902	—	44,910
Proceeds from exercise of stock options and warrants	141	173	633
Repurchases of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from equipment term loans	3,683	3,392	12,804
Payments of equipment term loans and leases	(1,589)	(821)	(4,290)

Net cash provided by financing activities	47,137	2,744	158,759

Net increase (decrease) in cash and cash equivalents	3,422	816	20,209
Cash and cash equivalents at beginning of period	16,787	18,718	—

Cash and cash equivalents at end of period	$20,209	$19,534	$20,209

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
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other interim period or any other future year.
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

2. Share-Based Compensation
The components of the share-based compensation recognized in the Company’s Condensed Statements of Operations for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30,
	2006			2005
	G&A	R&D	Total	G&A	R&D	Total
Employee stock options granted prior to January 1, 2006	$63	$80	$143	$43	$53	$96
Employee share-based awards granted on or subsequent to January 1, 2006	155	147	302	—	—	—
Employee Stock Purchase Plan	71	280	351	—	—	—
Non-employee stock option awards	3	57	60	3	53	56
Variable share-based compensation	—	—	—	951	170	1,121

	$292	$564	$856	$997	$276	$1,273

	Nine Months Ended September 30,
	2006			2005
	G&A	R&D	Total	G&A	R&D	Total
Employee stock options granted prior to January 1, 2006	$189	$356	$545	$81	$69	$150
Employee share-based awards granted on or subsequent to January 1, 2006	251	189	440	—	—	—
Employee Stock Purchase Plan	152	603	755	—	—	—
Non-employee stock option awards	9	100	109	6	149	155
Variable share-based compensation	(442)	—	(442)	2,863	419	3,282

	$159	$1,248	$1,407	$2,950	$637	$3,587

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
On January 1, 2006, the Company adopted SFAS 123R using the prospective transition method, as required by the statement. Under this transition method, beginning January 1, 2006, employee share-based compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of December 31, 2005 for (i) employees using the intrinsic value in accordance with the provisions of APB 25 and (ii) non-employees using the fair value in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
The effect of adopting SFAS 123R on the three and nine months ended September 30, 2006 was to increase net loss by $653,000 and $1,195,000, respectively, and to increase basic and diluted net loss per share by $0.03 and $0.07, respectively.
Employee Share-Based Awards Granted Prior to January 1, 2006
Compensation cost for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS 123R, were accounted for using the option’s intrinsic value. The Company recorded the total valuation of these options as a component of stockholders’ equity, which will be amortized over the vesting period of the applicable option on a straight line basis. During the three and nine months ended September 30, 2006, the Company reversed $275,000 and $495,000, respectively, of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. At September 30, 2006, the expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Remainder of 2006	$182
2007	651
2008	651
2009	401

$1,885

Employee Share-Based Awards Granted On or Subsequent to January 1, 2006
Compensation cost for employee share-based awards granted on or after January 1, 2006, the date the Company adopted SFAS 123R, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and will be recognized over the vesting period of the applicable award on a straight-line basis. During the nine months ended September 30, 2006 the Company issued employee share-based awards in the form of stock options and restricted stock units under the Company’s equity incentive plans and stock purchase rights under the Company’s employee stock purchase plan.
Stock Options, Stock Purchase Rights and Restricted Stock Units
During the three and nine months ended September 30, 2006, the weighted average fair value of the employee stock options granted was $5.14 and $5.44, respectively. The weighted average fair value of stock purchase rights granted was $3.24 and the weighted average fair value of restricted stock units granted was $7.00 for both the three and nine months ended September 30, 2006, respectively.
The estimated fair value of restricted stock units awards is calculated based on the market price of Alexza’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on Alexza common stock prior to vesting of the restricted stock unit. The Company’s estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Stock Option Plans
Weighted-average expected term	6.1 years	6.1 years
Expected volatility	80%	80%
Risk-free interest rate	4.77%	4.73%
Dividend yield	0%	0%

Employee Stock Purchase Plan
Weighted-average expected term	1.4 years	1.4 years
Expected volatility	53%	53%
Risk-free interest rate	4.77%	4.77%
Dividend yield	0%	0%
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
SFAS 123R also requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated annual forfeiture rate is approximately 5.9%.
As of September 30, 2006, there was $3,127,000, $205,000 and $912,000 of total unrecognized compensation costs related to non-vested stock option awards issued after January 1, 2006, non-vested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 3.6 years, 3.9 years and 1.1 years, respectively.
Nonemployee Stock Option Awards
The Company has granted options to purchase shares of common stock to nonemployees with exercise prices ranging from $0.22 to $3.30. During the nine months ended September 30, 2006, the Company granted one new nonemployee options to purchase common stock. The Company used the Black-Scholes valuation model, using a volatility rate of 80%, an expected life representing the remaining contractual life, which ranged from 0.5 to 10 years, an expected dividend yield of 0% and a weighted average risk-free interest rate of 5.08% to value the newly issued stock option and the nonemployee stock options outstanding as of December 31, 2005 As of September 30, 2006, stock options to acquire 4,886 shares are subject to remeasurement of fair value. The stock compensation costs of these options granted to nonemployees are remeasured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of service received.
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
On March 7, 2006 (“the Settlement Date”), in settlement for the extinguishment of the officer housing loans, the Company increased the exercise price on the above mentioned stock option awards held by these officers from $1.10 per share to $8.00 per share, the initial public offering price, which reduced the aggregate intrinsic value of these options by $3.4 million. These options were accounted for as variable awards. As a result of changes in the Company’s stock price, the Company recorded a $442,000 reduction in compensation expense during the three months ended March 31, 2006. As the exercise price was fixed in March 2006, the contingency was resolved and variable accounting for these options ceased.
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
There was no share-based compensation capitalized as of September 30, 2006.
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
In the third quarter of 2006, the Company began issuing restricted stock units to non-officer employees. Restricted stock units generally vest over a four-year period from the grant date. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest.
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
2005 Non-Employee Directors’ Stock Option Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and authorized for issuance thereunder 250,000 shares of common stock. The Directors’ Plan became effective immediately upon the closing of the Company’s initial public offering on March 8, 2006. The Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors, which vest over four years and have a term of 10 years. The Directors’ Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year.
The following table sets forth the summary of stock option activity under the Company’s 2005 Plan and Directors’ Plan for the nine months ended September 30, 2006:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2005	2,008,020	$3.49
Options granted	796,976	7.63
Options exercised	(109,833)	1.29
Options forfeited	(167,950)	2.04
Options cancelled	(1,453)	4.64

Balance at September 30, 2006	2,525,760	4.49

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $644,000. There were no stock options exercised during the three months ended September 30, 2006.
Information regarding the stock options outstanding at September 30, 2006 is summarized below (aggregate intrinsic value in thousands):

	Outstanding			Exercisable
		Remaining			Remaining
		Contractual	Aggregate		Contractual	Aggregate
Exercise	Number	Life	Intrinsic	Number	Life	Intrinsic
Price	of Shares	(in years)	Value	of Shares	(in years)	Value
$0.22 – 0.99	48,068	5.14	$351	48,068	5.14	$351
1.10 – 1.10	574,767	7.85	3,989	223,219	7.64	1,549
1.38 – 3.30	486,972	8.80	2,877	118,795	8.65	761
6.88 – 7.20	553,044	9.71	533	26,552	9.19	31
7.30 – 7.74	20,500	9.75	14	—	—	—
8.00 – 8.00	777,109	7.97	31	345,430	7.35	14
8.65 – 9.73	65,300	9.55	—	—	—	—

	2,525,760	8.48	$7,795	762,064	7.56	$2,706

The intrinsic value is calculated as the difference between the market value as of September 30, 2006 and the exercise price of the shares. The market value as of September 30, 2006 was $8.04 as reported by the NASDAQ Stock Market.

Information with respect to nonvested share units (restricted stock units) as of September 30, 2006 is as follows:

Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2005	—	$—
Granted	34,680	7.00
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2006	34,680

As of September 30, 2006, no restricted stock units have become vested.
In 2006, the Company authorized an additional 1,327,990 shares of common stock for issuance under the Plans. As of September 30, 2006, 665,910, shares remained available for issuance under the 2005 Plan and the Directors’ Plan.
2005 Employee Stock Purchase Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”) and authorized for issuance thereunder 500,000 shares of common stock. The ESPP allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of a fixed offering period, generally twenty-four months with four purchase periods within each offering period. Purchases are generally made on the last trading day of each October and April. The initial offering period began March 8, 2006 and will end on April 30, 2008. Employees purchase shares at each purchase date at 85% of the market value of our common stock at on their enrollment date or the end of the purchase period, whichever price is lower. The first purchase occurred on October 31, 2006, in which the Company issued 131,682 shares at a price of $6.80.
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

5. Net Loss per Share
Historical basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share calculation for the three and nine months ended September 30, 2006 and 2005 because the inclusion of such shares would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock options	2,525,760	1,806,173	2,525,760	1,806,173
Unvested restricted stock units	34,680	—	34,680	—
Warrants to purchase common stock	—	98,967	24,289	98,967
Warrants to purchase convertible preferred stock (as converted)	15,720	15,720	15,720	15,720
Convertible preferred stock (as converted)	—	15,197,712	3,729,841	15,197,712
6. Comprehensive Loss
Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(11,190)	$(9,263)	$(30,199)	$(21,516)
Change in unrealized gain (loss) on marketable securities	3	22	50	(7)

Comprehensive loss	$(11,187)	$(9,241)	$(30,149)	$(21,523)

7. Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Accrued compensation	$2,128	$3,447
Accrued professional fees	285	774
Other	1,158	217

	$3,571	$4,438

8. Equipment Financing Obligations
During the nine months ended September 30, 2006, the Company borrowed an additional $3,683,000 under an existing equipment financing agreement. Under the existing agreement, equipment advances are to be repaid in 48 installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasuries of comparable maturities and ranges from 9.2% to 10.6%. The equipment purchased under the equipment financing agreement is pledged as security.

Future principal payments under the equipment financing agreements as of September 30, 2006 are as follows (in thousands):

Remainder of 2006	$638
2007	2,703
2008	2,962
2009	2,254
2010	410

Total	$8,967

In October 2006, the Company entered into a letter of intent for a new equipment financing agreement. Under the terms of the letter of intent, equipment advances are to be repaid in 36 or 48 installments of principal and interest. The interest rate is fixed for each draw and based on the U.S. Treasuries of comparable maturities. Any equipment purchased under the equipment financing agreement (if and when an agreement is executed) will be pledged as security.
9. Operating Lease Obligations
The Company leases two buildings with an aggregate of 65,143 square feet of office and laboratory facilities in Palo Alto, California. The leases expire in June 2007. In August 2006, the Company entered into an agreement to lease an initial 35,000 square feet of space that will increase to 65,604 square feet over the term of the agreement for office and laboratory facilities in Mountain View, California. The agreement has an initial term of 11 years with two options to extend the lease for five years each. Lease payments will begin in April 2007.
The Company’s future contractual obligations related to all operating lease agreements, including financing costs, as of September 30, 2006 were as follows:

Operating
Leases
Remainder of 2006	$388
2007	1,756
2008	1,665
2009	2,263
2010	2,471
2011	2,545
Thereafter	17,725

Total	$28,813

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
The name “Alexza,” “Alexza Pharmaceuticals” and “Staccato” are registered trademarks of Alexza Pharmaceuticals, Inc. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.
Overview
We are developing novel, proprietary products for the treatment of acute and intermittent conditions. Our technology, the Staccato™ system, enables the precise delivery and rapid onset of therapeutic effect of many small molecule drugs. Our lead product candidates consist of the following:
•	AZ-001 for acute migraine headaches is prochlorperazine incorporated in a chemically heated, single dose Staccato device. We initiated a Phase IIb clinical trial of AZ-001 in June 2006.

•	AZ-002 for acute treatment of panic attacks associated with panic disorder is alprazolam incorporated in a chemically heated, single dose Staccato device. We initiated a Phase IIa proof-of-concept clinical trial of AZ-002 for acute treatment of panic attacks in April 2006.

•	AZ-004 for treatment of acute agitation in patients with schizophrenia is loxapine incorporated in a chemically heated, single dose Staccato device. We initiated a Phase IIa clinical trial of AZ-004 in September 2006.

•	AZ-003 for acute pain is fentanyl incorporated in an electrically heated, multiple dose Staccato device. We initiated a Phase I clinical trial of AZ-003 in April 2006.
Based on the initial enrollment rates we have observed in these studies, we believe that we will:
•	Complete the enrollment of the AZ-001 Phase IIb clinical trial by the end of the year, with results to be reported in Q1 2007.

•	Complete the enrollment of the AZ-002 Phase IIa proof-of-concept clinical trial in the first half of 2007.

•	Complete the enrollmentof the AZ-004 Phase IIa clinical trial by Q1 2007 and report the initial results of the Phase IIa clinical trial by the end of the first half of 2007.

•	Complete the enrollment and report the initial results of the AZ-003 Phase I clinical trial by the end of the year.
In addition, we continue research and preclinical development efforts to identify new Staccato-based product candidates.
In August 2006 we executed a lease for a new facility in Mountain View, California. We intend to build a GMP pilot manufacturing facility in this new location and eventually move all of our operations there. We intend the pilot manufacturing facility to be capable of manufacturing materials for toxicology studies and clinical trial materials for future clinical trials.
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
We have generated $6.9 million in revenue from inception through September 30, 2006, substantially all of which was earned through United States Small Business Innovation Research grants. We do not expect any grant revenue in future periods.
We have incurred significant losses since our inception. As of September 30, 2006, our deficit accumulated during the development stage was $107.4 million. We recognized net losses of $30.2 million and $21.5 million during the nine months ended September 30, 2006 and 2005, respectively. We expect our net losses to increase as we continue our existing and planned preclinical studies and clinical trials, expand our research and development efforts, expand our manufacturing development efforts, and add the necessary infrastructure to support our operations as a public company.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2006 and 2005
Revenue
Our revenue for the three and nine months ended September 30, 2006 was $329,000 and $1,028,000, respectively, including government grant revenue of $329,000 and $998,000, respectively. We recognized no revenue from drug compound feasibility screening agreements for the three months ended September 30, 2006, and $30,000 of revenue from drug compound feasibility screening agreements for the nine months ended September 30, 2006. Our revenue for the three and nine months ended September 30, 2005 was $175,000 and $2,047,000, respectively. Revenues for the three and nine months ended September 30, 2005 were comprised of government grant revenues of $125,000 and $1,937,000, respectively, and feasibility screening revenues of $50,000 and $110,000, respectively.
The decrease in government grant revenue was due to the expiration of certain government grants during 2005 and 2006. We do not expect to receive grant revenue in future periods, and we expect drug compound feasibility screening revenue to decline in future periods as we place greater emphasis on seeking strategic partnerships.

Operating Expenses
Share-based compensation expenses had a material impact on our comparative operating expenses for the three and nine month periods ended September 30, 2006 and 2005. Our operating expenses for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2006	2005	2006	2005
Non share-based compensation expenses:
Research and development	$8,836	$6,522	$24,732	$17,103
General and administrative	2,375	1,953	6,471	3,863

Total non share-based compensation expenses	11,211	8,475	31,203	20,966

Share-based compensation expenses:
Research and development	564	276	1,248	637
General and administrative	292	997	159	2,950

Total share-based compensation expenses	856	1,273	1,407	3,587

Total operating expenses	$12,067	$9,748	$32,610	$24,553

Research and Development Expenses
Research and development expenses are identified as either directly attributed to one of our lead product candidates or as general research. Direct costs consist of personnel costs directly associated with a product candidate, preclinical study costs, clinical trial costs, related clinical drug and device development and manufacturing costs, contract services and other research expenditures. Overhead, facility costs and other support service expenses are allocated to each candidate or to general research and is based on employee time spent on each program. The following table summarizes our expenditures on each candidate based on our internal records and estimated allocations of employee time and related expenses (in thousands):

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Preclinical and clinical development
AZ-001	$2,508	$1,648	$7,381	$3,887
AZ-002	725	1,214	1,897	2,978
AZ-004	1,877	1,080	3,865	2,117
AZ-003	635	1,663	2,956	3,467
Other preclinical programs	1,703	55	3,847	55

Total preclinical and clinical development	7,448	5,660	19,946	12,504
Research	1,952	1,138	6,034	5,236

Total research and development	$9,400	$6,798	$25,980	$17,740

Research and development expenses were $9,400,000 and $25,980,000 during the three and nine months ended September 30, 2006, respectively, and $6,798,000 and $17,740,000 during the three and nine months ended September 30, 2005, respectively. The increases were primarily due to increases in spending on our AZ-001 product candidate as we prepared for and initiated a Phase IIb clinical trial in 2006 our AZ-004 product candidate as we prepared for the initiation of a Phase IIa clinical trial in the third quarter of 2006, and preclinical efforts on additional potential product candidates. Spending on our AZ-002 product candidate decreased in 2006 as compared to 2005 as we incurred higher expenses in 2005 for the preparation and initiation of the Phase I clinical trial completed in September 2005. Also, spending on our AZ-003 product candidate decreased in 2006 as compared to 2005 as we incurred higher costs in 2005 as a result of our efforts to file an IND with the FDA which occurred in February 2006 and our manufacture of clinical trial material.

We expect to continue to devote substantial resources to research and development to support the continued development of our product candidates and core technology, to advance preclinical programs, to expand our research and development efforts and to expand our manufacturing development and capacity. We expect that research and development expenses for clinical trials will continue to increase as we conduct additional and later-stage clinical trials for our product candidates. In addition, we expect to incur additional non-cash share-based compensation expense as future employee share-based awards are expensed due to the adoption of SFAS 123R, and as existing grants continue to be expensed.
In August 2006, we executed a lease for a new facility in Mountain View, California. We intend to locate our pilot manufacturing in the facility and eventually locate all of our operations in this new facility. We expect to incur additional rental and facilities related expenses as we build out and occupy our new facility, including non-cash lease expense between the lease initiation date in September 2006 and the initiation of lease payments in April 2007.
General and Administrative Expenses
General and administrative expenses were $2,667,000 and $6,630,000 during the three and nine months ended September 30, 2006, respectively, and $2,950,000 and $6,813,000 during the three and nine months ended September 30, 2005, respectively.
Share-based compensation increased general and administrative expense by $292,000 and $159,000 during the three and nine months ended September 30, 2006, respectively. Share-based compensation increased general and administrative expenses by $997,000 and $2,950,000 during the three and nine months ended September 30, 2005, respectively. In 2006 general and administrative expenses were impacted by a $442,000 reduction in share-based compensation expense related to officer stock option grants that were treated as variable awards. During the three and nine months ended September 30, 2005, share-based compensation expense resulted primarily from these variable stock option awards. The contingency which had caused these awards to be variable in nature was resolved during the three months ended March 31, 2006, and such awards are no longer accounted for as variable awards.
Without the impact of share-based compensation expenses, general and administrative expenses increased to $2,375,000 and $6,471,000 in the three and nine months ended September 30, 2006, respectively, from $1,953,000 and $3,863,000 in the comparable periods in 2005, respectively. These increases were primarily due to increased staffing for personnel in executive, accounting, business development, information technology and human resources necessary to manage and support our growth as well as increases in other general and administrative costs including facility costs, patent related costs and increased professional fees for legal, consulting and accounting services related to being a publicly traded company.
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
Interest and Other Income, Net
Interest and other income primarily consists of income earned on our cash, cash equivalents, and marketable securities and was $850,000 and $2,029,000 for the three and nine months ended September 30, 2006, respectively, as compared to $411,000 and $1,207,000 in the comparable periods in 2005, respectively. These increases were primarily due to increases in our cash, cash equivalent and marketable securities balances as a result of our initial public offering in March 2006 and higher interest rates earned on these balances.
Interest Expense
Interest expense represents interest on our equipment loans and was $302,000 and $646,000 for the three and nine months ended September 30, 2006, respectively, compared to $101,000 and $217,000 in the comparable periods in 2005, respectively. The increases were primarily due to increased equipment loan borrowings.

Liquidity and Capital Resources
Since inception, we have financed substantially all of our operations primarily through the sale of equity securities, receiving aggregate net proceeds from such sales totaling $149.6 million. In addition we have received revenues, primarily from government grants, totaling $6.9 million. We have received additional funding from equipment financings and interest earned on investments, as described below. In March 2006 we completed our initial public offering of common stock and received net proceeds of approximately $44.9 million. As of September 30, 2006, we had $54.8 million in cash, cash equivalents and marketable securities. In October 2006, we executed a letter of intent for a new equipment finance facility to finance expected capital equipment needs and various tenant improvements at our new leased facility in Mountain View, California. The conditions of the letter of intent will allow us, when and if an agreement is executed, to borrow up to $3 million through December 31, 2006. Thereafter, any additional borrowings will be conditioned upon raising additional funding through potential partnerships, potential equity sales or other financing arrangements. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
Cash Flows from Operating Activities. Net cash used in operating activities was $26,289,000 and $15,367,000 during the nine months ended September 30, 2006 and 2005, respectively. The net cash used in the nine months ended September 30, 2006 primarily reflects net loss of $30,199,000, net of depreciation of $2,623,000 and non-cash share based compensation expense of $1,407,000, for the period and the reduction in other accrued expenses of $819,000 and accounts payable of $461,000 partially offset by the increase in accrued clinical trial expense of $1,306,000 and the decrease in prepaid and other current assets of $688,000. The net cash used in the nine months ended September 30, 2005 primarily reflects net loss for the period of $21,516,000, net of depreciation of $1,419,000 and non-cash share-based compensation of $3,587,000, partially offset by the increase in accounts payables of $534,000 and accrued clinical trial expense of $403,000.
Cash Flows from Investing Activities. Net cash (used in) provided by investing activities was $(17,426,000) and $13,439,000 during the nine months ended September 30, 2006 and 2005, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. During the nine months ended September 30, 2006 we had purchases, net of maturities of $12,208,000 of marketable securities and purchases of equipment of $4,819,000. During the nine months ended September 30, 2005, we had maturities, net of purchases of $17,463,000 of marketable securities and purchases of equipment of $4,007,000. We expect to continue to make significant investments in the purchase of equipment to support our expanding operations.
Cash Flows from Financing Activities. Net cash provided by financing activities was $47,137,000 and $2,744,000 during the nine months ended September 30, 2006 and 2005, respectively. Financing activities consist primarily of proceeds from the sale of our stock and equipment financing arrangements. In the nine months ended September 30, 2006, we received net proceeds of $44,902,000 from the issuance of 6,325,000 shares of common stock from our initial public offering. Proceeds from equipment financing arrangements, net of payments, were $2,094,000 and $2,571,000 during the nine months ended September 30, 2006 and 2005, respectively.
We expect our cash requirements during the remainder of 2006 to increase as we support four clinical trials. We also expect our cash requirements for 2007 to increase as we complete our pilot manufacturing facility, acquire needed production equipment, complete the tenant improvements to our new facility and eventually relocate our operations in the new facility. We believe that our current cash, cash equivalents and marketable securities together with interest earned thereon, amounts we expect will be available under our equipment financing facility and landlord tenant improvement allowances for the build out of the new facility will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures through at least the end of the third quarter of 2007. The key assumptions underlying this estimate include:
•	expenditures related to continued preclinical and clinical development of our lead product candidates during this period within budgeted levels;

•	no unexpected costs related to the development of our manufacturing capability;

•	the hiring of a number of new employees at salary levels consistent with our estimates to support our continued growth during this period; and

•	completion of an equipment lease agreement on substantially the terms set forth in our letter of intent.
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
We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business and operating results.
Contractual Obligations
In August 2006, we entered into a long-term facilities lease agreement. We will initially lease 35,000 square feet of space, which will increase to 65,604 square feet over the term of the agreement. The agreement has an initial term of 11 years with two options to extend the lease for five years each. Lease payments will begin in April 2007.
Our future contractual obligations related to operating lease agreements and equipment financing, including financing costs, as of September 30, 2006 were as follows:

	Payments due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Lease Obligations	$28,813	388	5,684	5,016	17,725
Equipment Financing Obligations	$10,401	843	9,137	421	—

Total	$39,214	$1,231	$14,821	$5,437	$17,725

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
Related Party Transactions
On March 7, 2006 (the “Settlement Date”), in settlement for the extinguishment of officer housing loans, we increased the exercise price on certain stock option awards held by three executive officers from $1.10 per share to $8.00 per share, which reduced the aggregate intrinsic value of these options by $3.4 million.
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
Critical Accounting Estimates and Judgments
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates and judgments have not changed since our Registration Statement on Form S-1, as amended, was declared effective by the SEC on March 8, 2006, except with regard to share-based compensation as more fully described below.
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
We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.
The estimated fair value of restricted stock units awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. Our estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

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
We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating loss, net loss and net loss per share.
See Note 2 to the Condensed Financial Statements for further information regarding the SFAS 123R disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk exposure involves forward-looking statements. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We do not use or hold derivative financial instruments. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in high credit quality money market accounts, government securities, corporate debt securities and asset-back securities. As of September 30, 2006, we had cash, cash equivalents and marketable securities of $54.8 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15 under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls over Financial Reporting We had no significant changes to our internal controls over financial reporting in the third quarter of 2006.
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
The risk factors described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the SEC on August 10, 2006 are set forth below. These risk factors have not substantively changed, except for those identified by asterisk and restated below.
Risks Relating to Our Business
*We have a history of net losses. We expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of approximately $14.3 million, $16.6 million and $32.4 million for the years ended December 31, 2003, 2004 and 2005, respectively and a net loss of $30.2 million for the nine months ended September 30, 2006. As of September 30, 2006, we had a deficit accumulated during development stage of approximately $107.4 million. We expect our expenses to increase as we expand our product candidate and manufacturing development programs and add the necessary infrastructure to support operating as a public company. As a result, we expect to incur substantial and increasing net losses and negative operating cash flows for the foreseeable future. These losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, capital lease and equipment financing and government grants. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth, if any, of our revenues. Revenues from potential strategic partnerships are uncertain because we may not enter into any strategic partnerships, and we do not expect government grant revenue in future periods. If we are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.
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
We will need to raise additional capital to fund our operations and to develop our product candidates. Our future capital requirements will be substantial and will depend on many factors including:
•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities, and our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings;

•	the cost and timing of developing manufacturing capabilities and consolidating our operations in our new leased facility;

•	the cost and timing of developing sales and marketing capabilities;

•	revenues received from any future products;

•	payments received under any strategic partnerships and government grants;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with commercializing our product candidates if they receive regulatory approval.
We expect our cash burn during the remainder of 2006 to be approximately $3.75 million per month and to increase in 2007. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. We may be unable to raise sufficient additional capital on favorable terms to us, or at all. If we fail to raise sufficient funds, we will have to delay development programs or reduce or cease operations, or we may be required to enter into a strategic partnership at an earlier stage of development than currently anticipated. We anticipate that existing cash, cash equivalents and marketable securities together with interest earned thereon and amounts available under existing equipment lease facilities and tenant improvement allowances provided by our landlord will enable us to maintain our currently planned operations through at least the end of the third quarter of 2007. Our estimates of future capital use are uncertain, and changes in our development plans, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the amount of time our available resources will fund our operations.
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
*Failure or delay in commencing or completing clinical trials for our product candidates could harm our business.
To date, we have not completed all the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates. Current and planned clinical trials may be delayed or terminated as a result of many factors, including:
•	delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective sites;

•	regulators or institutional review boards may not authorize us to commence a clinical trial;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

•	we may suspend or terminate our clinical trials if we believe that they expose the participating patients to unacceptable health risks;

•	we may experience slower than expected patient enrollment or lack of a sufficient number of patients that meet the enrollment criteria for our clinical trials;

•	patients may not complete clinical trials due to safety issues, side effects, dissatisfaction with the product candidate, or other reasons;

•	we may have difficulty in maintaining contact with patients after treatment, preventing us from collecting the data required by our study protocol;

•	lack of efficacy of product candidates during clinical trials;

•	we may experience governmental or regulatory delays, failure to obtain regulatory approval or changes in regulatory requirements, policy and guidelines; and

•	we may experience delays in our ability to manufacture clinical trail materials in a timely manner as a result of ongoing process and design enhancements to our Staccato system and the planned move to a new facility in 2007.
Any delay in commencing or completing clinical trials for our product candidates would delay commercialization of our product candidates and harm our business and financial condition. It is possible that none of our product candidates will complete clinical trials or receive regulatory approval, which would severely harm our business and financial condition.
*If our product candidates do not meet safety and efficacy endpoints in clinical trials, they will not receive regulatory approval, and we will be unable to market them.
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
Device failure rates higher than we anticipate or patients having difficulty properly using our products may result in clinical trials that do not meet their specific efficacy endpoints. We experienced a 3% device failure rate in our Phase IIa clinical trial of AZ-001, which caused some of the results to be not statistically significant. Device failures or improper device use by patients may impact the results of future trials. The design of our clinical trials is based on many assumptions about the expected effect of our product candidates, and if those assumptions prove incorrect, the clinical trials may not produce statistically significant results. In addition, because we are developing AZ-002 for a novel indication, and may develop future product candidates for other novel indications, and because our Staccato technology is not similar to other approved drug delivery methods, there is no clear precedent for the application of detailed regulatory requirements to our product candidates. We cannot assure you that the design of, or data collected from, the clinical trials of our product candidates will be sufficient to support the FDA and foreign regulatory approvals.
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
*If we experience problems with the manufacture of components of our product candidates, our development programs may be delayed or we may be subject to liability.
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
In addition, the heat packages used in the single dose version of our Staccato system are manufactured using certain energetic, or highly combustible, materials that are used to generate the rapid heating necessary for vaporizing the drug compound while avoiding degradation. Manufacture of products containing these types of materials is regulated by the U.S. government. We currently manufacture the heat packages that are being used in the devices used in our clinical trials. We have entered into a joint development agreement with Autoliv ASP, Inc. for the manufacture of the heat packages in the commercial design of our single dose version of our Staccato system. If we are unable to manufacture the heat packages used in our ongoing clinical trials or if in the future Autoliv is unable to manufacture the heat packages to our specifications, or does not carry out its contractual obligations to develop our heat packages or to supply them to us, our clinical trials may be delayed, suspended or terminated while we seek additional suitable manufacturers of our heat packages, which may prevent us from commercializing our product candidates that utilize the single dose version of the Staccato system.
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
*If some or all of our patents expire, are invalidated or are unenforceable, or if some or all of our patent applications do not yield issued patents or yield patents with narrow claims, competitors may develop competing products using our or similar intellectual property and our business will suffer.
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
*We may encounter difficulties in managing our growth, which could increase our losses.
We expect to experience substantial growth in our business over the next few years. We expect to substantially increase our number of employees to service our internal programs and planned strategic partnering arrangements. This growth will place a strain on our human and capital resources. If we are unable to manage this growth effectively, our losses could increase. Our need to manage our operations and growth effectively requires us to continue to expend funds to improve our operational, financial and management controls, reporting systems and procedures, to attract and retain sufficient numbers of talented employees and to manage our facility requirements. If we are unable to implement improvements to our management information and control systems successfully in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, then management may receive inadequate information to manage our day to day operations. If we are unable to obtain or retain leased facilities space at reasonable pricing during the period prior to full relocation of our operations to our new leased facility, we may have to alter our product development and commercialization efforts or incur substantially higher facilities costs.
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
As a public company, we need to comply with Sarbanes-Oxley and the related rules and regulations of the SEC, including expanded disclosure, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of Sarbanes-Oxley and other requirements will increase our costs and require additional management resources. We recently have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow to satisfy new reporting requirements. We currently do not have an internal audit group. In addition, we will need to hire additional legal and accounting staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion. Compliance with Section 404 will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2007, which we will file in early 2008. If we are unable to complete the required assessment as to the adequacy of our internal reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2007, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

Risks Relating to Owning Our Common Stock
*Our stock price may be extremely volatile, and you may not be able to resell your shares at or above the offering price.
The trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:
•	actual or anticipated results and timing of our clinical trials;

•	actual or anticipated regulatory approvals of our product candidates or competing products;

•	changes in laws or regulations applicable to our product candidates;

•	changes in the expected or actual timing of our development programs, including delays or cancellations of clinical trials for our product candidates;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	costs or delays related to our planned facility relocation in 2007;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the life science and biotechnology industries;

•	changes in the market valuations of other life science or biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	sales of our common stock by us; and

•	sales and distributions of our common stock by our stockholders.
In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder files a securities class action suit against us, we would incur substantial legal fees and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from the Sale of Registered Securities Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-130644), which was declared effective by the SEC on March 8, 2006 and pursuant to which we sold 6,325,000 shares of our common stock with net proceeds of $44.9 million. We intend to continue to use the net proceeds of the offering for research and development, general corporate purposes and working capital. We continually assess the specific uses and allocations for these funds. As of September 30, 2006, $44.9 million in net proceeds received by us in the offering, after deducting approximately $5.7 million in underwriting discounts, commissions and other costs and expenses of the proceeds from the offering were invested in various interest-bearing instruments. As of June 30, 2006, all of the net proceeds remained available and were primarily invested in money market accounts or marketable securities.
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

Alexza Pharmaceuticals, Inc. (Registrant)
November 13, 2006	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

November 13, 2006	/s/ August J. Moretti
August J. Moretti
Senior Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)

Exhibit Index
3.5	Amended and Restated Certificate of Incorporation. (1)

3.7	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).