Form 10-K
period 2006-12-31
Alexza Pharmaceuticals Inc.
filed 2007-03-29
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
For Annual and Transition Reports Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 000-51820

Alexza Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its charter)

Delaware
(State or Other Jurisdiction of Incorporation or Organization)	77-0567768 (I.R.S. Employer Identification Number)
1020 East Meadow Circle
Palo Alto, California 94303
(Address of Principal Executive Offices including Zip Code)

Registrant’s telephone number, including area code:
(650) 687-3900

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.0001 per share	Nasdaq Global Market

Securities registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendments to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer  ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $116,066,000 based on the closing sale price of the Registrant’s common stock on The NASDAQ Global Market on June 30, 2006. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of March 16, 2007 was 23,888,235.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

The name “Alexza,” “Alexza Pharmaceuticals” and “Staccato” are registered trademarks of Alexza Pharmaceuticals, Inc. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding the following: the implications of interim or final results of our clinical trials, the progress and timing of our research programs, including clinical testing, our anticipated timing for filing additional Investigational New Drug Applications with the United States Food and Drug Administration for the initiation or completion of Phase 1, Phase 2 or Phase 3 clinical testing for any of our product candidates, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using Staccato technology, the potential of such product candidates to lead to the development of safer or more effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures for research and development, the sufficiency of our cash resources and our use of proceeds from our initial public offering which was completed in March 2006. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

In addition, you should refer to the “Risk Factors” section of this Annual Report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 1.	Business

We are an emerging pharmaceutical company focused on the development and commercialization of novel, proprietary products for the treatment of acute and intermittent conditions. We currently have one product candidate that has completed a Phase IIb clinical trial, one product candidate that has completed a Phase IIa clinical trial, and two product candidates that have completed Phase I clinical trials. Our technology, the Staccato system, vaporizes unformulated drug to form a condensation aerosol that allows rapid systemic drug delivery through deep lung inhalation. The drug is quickly absorbed through the lungs into the bloodstream, providing speed of therapeutic onset that is comparable to intravenous, or IV, administration but with greater ease, patient comfort and convenience.

We have identified approximately 200 drug compounds that have demonstrated initial vaporization feasibility for delivery with our technology. We believe that a number of these drug compounds, when delivered by the Staccato system, will have a desirable therapeutic profile for the treatment of acute and intermittent conditions. We are initially focusing on developing proprietary products by combining our Staccato system with small molecule drugs that have been in use for many years and are well characterized to create aerosolized forms of these drugs. We believe that we will be able to reduce the development time and risks associated with our product candidates, compared to the development of new chemical entities.

Our clinical-stage product candidates are:

•	AZ-001 (Staccato prochlorperazine). We are developing AZ-001 to treat patients suffering from acute migraine headaches. In December 2006, we completed enrollment of an at-home 400 patient, multi-center, double-blind, placebo-controlled Phase IIb clinical trial in patients suffering from moderate to severe acute migraine headaches. We announced the initial results of this trial in March 2007.

•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the treatment of acute agitation in patients with schizophrenia. In January 2007, we completed enrollment of an in-clinic 120 patient, multi-center, double-blind, placebo-controlled Phase IIa clinical trial in patients with schizophrenia suffering from agitation. We announced the initial results of this trial in March 2007.

•	AZ-002 (Staccato alprazolam). We are developing AZ-002 for the acute treatment of panic attacks associated with panic disorder. In April 2006, we initiated an in-clinic, 36 patient, multi-center, double-blind, placebo-controlled, proof of concept Phase IIa clinical trial in patients with panic disorder.

•	AZ-003 (Staccato fentanyl). We are developing AZ-003 for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes. In December 2006, we completed enrollment and announced initial results of a Phase I clinical trial of AZ-003 in opioid naïve healthy subjects.

In order for us to initiate a clinical development program, a drug compound must exhibit technical feasibility with our Staccato technology and also have the potential to serve an important unmet medical need in a large patient population. We believe that, with the current development status of our single dose device, the inherent advantages of our Staccato technology will enable us to move a compound from initial screening through filing of an Investigational New Drug application, or IND, in 12 to 18 months. We intend to file one IND in 2007, and one to two INDs per year thereafter, as our resources permit.

On December 1, 2006 we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC, a wholly owned subsidiary of Symphony Holdings LLC, and its investors have invested $50 million to form Symphony Allegro, Inc., or Symphony Allegro, to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these two product candidates. We continue to be primarily responsible for the development of these two product candidates in accordance with a development plan and related development budgets. Pursuant to the agreements, we have received an exclusive purchase option that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Symphony Allegro, and reacquire the intellectual property rights that we licensed to Symphony Allegro. This purchase option is exercisable at predetermined prices between December 1, 2007 and December 1, 2010, subject to an earlier exercise right in limited circumstances. The purchase option exercise price may be paid for in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the purchase option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes. Pursuant to a warrant purchase agreement, we issued to Symphony Allegro Holdings, LLC a warrant with a five-year term to purchase 2,000,000 shares of our common stock at $9.91 per share, also paid a transaction structuring fee of $2.5 million, and reimbursed approximately $325,000 of Symphony Allegro transaction expenses.

We have retained all remaining other rights to our product candidates and the Staccato technology. We plan to build a United States based specialty sales force to commercialize product candidates intended for focused markets and enter into strategic partnerships with other companies to commercialize products that are intended for larger markets and geographic territories outside the United States.

Market Opportunity for Acute and Intermittent Conditions

Acute and intermittent medical conditions are characterized by a rapid onset of symptoms that are temporary and severe, and that occur at irregular intervals, unlike the symptoms of chronic medical conditions that continue at a relatively constant level over time. Approved drugs for the treatment of many acute and intermittent conditions, such as triptans to treat migraine headaches and benzodiazepines to treat anxiety, are typically delivered either in tablets or by injections. Traditional inhalation technologies are also being developed to treat these conditions. These delivery methods have the following advantages and disadvantages:

•	Oral Tablets. Oral tablets or capsules are convenient and cost effective, but they generally do not provide rapid onset of action. Oral tablets may require at least one to four hours to achieve peak plasma levels. Also, some drugs, if administered as a tablet or capsule, do not achieve adequate or consistent bioavailability due to the degradation of the drug by the stomach or liver or inability to be absorbed into the bloodstream.

•	Injections. IV injections provide a rapid onset of action and can sometimes be used to titrate potent drugs with very rapid changes in effect. Titration refers to the ability of a patient to self-administer an initial dose of medication and then determine if the medication is effective; if the medication is effective no further dosing is required. However, if the medication is not yet effective, the patient can administer another dose and repeat this process until the patient determines that the medication has had an adequate effect. However, IV injections generally are administered by trained medical personnel in a medical care setting. Other forms of injections result in an onset of action that is generally substantially slower than IV injection, although often faster than oral administration. All forms of injections are invasive, can be painful to some patients and are often expensive. In addition, many drugs are not water soluble and can be difficult to formulate in an injectable form.

•	Traditional Inhalation. Traditional dry powder and aerosolized inhalation delivery systems have been designed and used primarily for delivery of drugs to the lung airways, not the deep lung for rapid systemic drug delivery. Certain recent variants of these systems, however, can provide systemic delivery of drugs, either for the purpose of rapid onset of action or to enable noninvasive delivery of drugs that are not orally bioavailable. Nevertheless, most of these systems have difficulty in generating appropriate drug particle sizes or consistent emitted doses for deep lung delivery. To achieve appropriate drug particle sizes and consistent emitted doses, most traditional inhalation systems require the use of excipients and additives such as detergents, stabilizers and solvents, which may potentially cause toxicity or allergic reactions. Many traditional inhalation devices require patient coordination to deliver the correct drug dose, leading to potentially wide variations in the drug delivered to a patient.

As a result of these limitations, we believe there is a significant unmet medical and patient need for products for the treatment of acute and intermittent conditions that can be delivered in precise amounts, provide rapid therapeutic onset, and are noninvasive and easy to use.

Our Solution: Staccato Technology

Our Staccato technology rapidly vaporizes unformulated drug compound to form a proprietary condensation aerosol that is inhaled and rapidly achieves systemic blood circulation via deep lung absorption. The Staccato system consistently creates aerosol particles averaging one to three and one-half microns in size, which is the proper size for deep lung inhalation and absorption into the bloodstream.

We believe our Staccato technology matches delivery characteristics and product attributes to patient needs for acute and intermittent conditions, and has the following advantages:

•	Rapid Onset. The aerosol produced with the Staccato system is designed to be rapidly absorbed through the deep lung with a speed of therapeutic onset comparable to IV administration, generally achieving peak plasma levels of drug in two to five minutes.

•	Ease of Use. The Staccato system is breath actuated and a patient simply inhales to administer the drug dose. Unlike injections, the Staccato system is noninvasive and does not require caregiver assistance. The aerosol produced with the Staccato system is relatively insensitive to patient inhalation rates. Unlike many other inhalation technologies, the patient does not need to learn a special breathing pattern. In addition, the Staccato device is small and easily portable.

•	Consistent Particle Size and Dose. The Staccato system uses rapid heating of the drug film to create consistent and appropriate particle sizes for deep lung inhalation and absorption into the bloodstream. The Staccato system also produces a consistent high emitted dose, regardless of the patient’s breathing pattern.

•	Broad Applicability. We have screened over 400 drugs and approximately 200 have exhibited initial vaporization feasibility using our Staccato technology. The Staccato technology can deliver both water soluble and water insoluble drugs. Staccato technology eliminates the need for excipients and additives such as detergents, stabilizers and solvents, avoiding the side effects that may be associated with the excipients or additives.

•	Design Flexibility. The Staccato technology can incorporate lockout and multiple dose features, potentially enhancing safety, convenience of patient titration and a variety of administration regimens.

Drug Candidates Based on the Staccato Technology

We combine small molecule drugs with our Staccato technology to create proprietary product candidates. We believe that the drugs we are currently using are no longer eligible for patent protection as chemical entities. These drugs have been widely used, and we believe their biological activity and safety are well understood and characterized. We have received composition of matter patent protection on the Staccato aerosolized forms of these drugs. We also intend to collaborate with pharmaceutical companies to develop new chemical entities, including compounds that might otherwise not be suitable for development because of limitations of traditional delivery methods.

Staccato Technology

Our product candidates employing Staccato technology consist of three core components: (1) a heat source that includes an inert metal substrate; (2) a thin film of an unformulated drug compound (also known as an active pharmaceutical ingredient, or API), coated on the substrate; and (3) an airway through which the patient inhales. The left panel of the illustration below depicts these core components prior to patient inhalation.

The right panel of the illustration below depicts the Staccato system during patient inhalation: (1) the heated substrate has reached peak temperature in less than one half second after the start of patient inhalation; (2) the thin drug film has been vaporized; and (3) the drug vapor has subsequently cooled and condensed into pure drug aerosol particles that are being drawn into the patient’s lungs. The entire Staccato system actuation occurs in less than one second.

Three of our product candidates, AZ-001, AZ-002 and AZ-004, use the same disposable, single dose delivery device. The single dose device consists of a metal substrate that is chemically heated through a battery initiated reaction of energetic materials. In the current design, the heat package can be coated with up to 10 milligrams of API. The device is portable and easy to carry, with dimensions of approximately three inches in length, two inches in width, and three quarters of an inch in thickness. The device weighs approximately one ounce. A diagram of the single dose device is shown below:

AZ-003 uses a multiple dose device consisting of a reusable controller and a disposable dose cartridge. We have designed the multiple dose delivery device to meet the specific needs of our AZ-003 product candidate. The dose cartridge contains 25 separate metal substrates, each coated with the API, which rapidly heat upon application of electric current from the controller. In the current design, 25 micrograms of drug compound are coated on each metal substrate. The device is portable and easy to carry, with dimensions of approximately five inches in length, two and one-half inches in width and one inch in thickness. The controller weighs approximately four ounces and the dose cartridge weighs approximately one ounce. We plan no additional clinical development of AZ-003 during 2007, unless we are able to secure a corporate partner to support continued clinical and device development.

Our Pipeline

As indicated below, we have one product candidate that has completed a Phase IIb clinical trial, one product candidate that has completed a Phase IIa clinical trial, and two product candidates that have each completed a Phase I clinical trial.

Alexza
Commercial
Product Candidate	API	Target Indication	Status	Rights

AZ-001	Prochlorperazine	Migraine headaches	Completed Phase IIb Clinical Trial	Worldwide
AZ-004	Loxapine	Acute agitation in schizophrenia patients	Completed Phase IIa Clinical Trial	Out-licensed with repurchase option*
AZ-002	Alprazolam	Panic attacks	Completed Phase I Clinical Trial; Currently in Phase IIa Clinical Trial	Out-licensed with repurchase option*
AZ-003	Fentanyl	Acute pain	Completed Phase I Clinical Trial	Worldwide

*	Outlicensed to Symphony Allegro, Inc. and subject to an exclusive repurchase option.

AZ-001 (Staccato prochlorperazine)

We are developing AZ-001 for the treatment of acute migraine headaches. The active pharmaceutical ingredient, or API, of AZ-001 is prochlorperazine, a drug belonging to the class of drugs known as phenothiazines. Prochlorperazine is currently approved in oral, injectable and suppository formulations in the United States for the treatment of several indications, including nausea and vomiting. In several published clinical studies, 10 mg of prochlorperazine administered intravenously demonstrated effective relief of migraine pain. Prochlorperazine is often administered intravenously to patients with severe migraine headaches who come to emergency departments or migraine treatment clinics. We believe the combination of prochlorperazine with our Staccato system could potentially result in a speed of therapeutic onset advantage over oral tablets and a convenience and comfort advantage over injections. In addition, AZ-001 may be appropriate for patients who do not achieve effective relief with triptans or cannot take triptans due to the cardiovascular risk sometimes associated with the administration of triptans. For patients who do not obtain adequate relief from current migraine therapies, AZ-001 may offer a new anti-migraine mechanism of action.

Market Opportunity

Although there are numerous products available for the treatment of migraines, including simple analgesics such as aspirin and acetaminophen, and nonsteroidal anti-inflammatory drugs such as ibuprofen and naproxen, the prescription market is dominated by a class of orally administered medications known as triptans.

According to the National Headache Foundation, approximately 13 million people in the United States have been diagnosed with migraine headaches. Acute migraine headaches occur often, usually one to four times a month. Of the estimated 29.5 million migraine sufferers (including diagnosed and undiagnosed sufferers), there are at least two groups of potential patients for whom we believe AZ-001 could be effective and safe in comparison to triptans. Many migraine sufferers who do take triptans have an insufficient therapeutic response to these medications. In addition, according to the warning labels on triptans, patients with hypertension or high cholesterol, or who smoke cigarettes, are contraindicated for and should not take these medications due to potential cardiovascular health risks.

Development Status

Clinical Trials

Clinical Trial Design.  We completed enrollment of a Phase IIb clinical trial in December 2006 and reported initial results of this trial in March 2007. The AZ-001 Phase IIb clinical trial was an outpatient, multi-center, randomized, double blind, placebo-controlled study. The study was designed to evaluate the treatment of a single migraine attack in each of 400 migraine patients, with and without aura. In the trial, three doses of AZ-001 (Staccato prochlorperazine in 5.0, 7.5 and 10.0 mg doses) and placebo (a Staccato device containing no drug) were tested, with 100 patients assigned to each treatment group. The primary efficacy endpoint for the trial was headache pain relief at 2-hours post-dose, as defined by the International Headache Society, or IHS, 4-point headache pain rating scale. Secondary efficacy endpoints for the trial included various additional measurements of pain relief, as well as effects on nausea, vomiting, phonophobia and photophobia. The clinical trial study period was 24 hours post dosing for each patient. All results were considered statistically significant at the p < 0.05 level, and all analyses were made on an intent-to-treat basis. Side effects were recorded throughout the clinical trial study period and a safety evaluation was made at each patient’s closeout visit.

Primary Efficacy Endpoint.  AZ-001 met the primary efficacy endpoint of the clinical trial, which was pain relief at 2-hours post-dose using the IHS 4-point headache pain rating scale, for all three doses of the drug compared to placebo. Statistically significant improvements in pain response were observed in 66.0% of patients at the 10.0 mg dose (p=0.0013), 63.7% of patients at the 7.5 mg dose (p=0.0046) and 60.2% of patients at the 5.0 mg dose (p=0.0076), compared to 40.8% of patients receiving placebo.

Additional Efficacy Endpoints.  Another measure of efficacy was the achievement of a pain-free response at 2 hours, where a patient has a pain score of 0, or “no”, headache pain at the 2-hours post-dose time point. In the trial, AZ-001 showed statistically significant differences from placebo in this measure with 35.0% of patients who received the 10.0 mg dose achieving pain-free status (p=0.0019) and 29.7% of patients who received the 7.5 mg dose achieving pain-free status (p=0.0226). Patients receiving the 5.0 mg dose (21.4%) did not achieve a statistically significant pain-free response, compared to placebo. The rate of pain-free response at 2 hours in patients receiving placebo was 15.3%.

We believe duration of efficacy is an important consideration in developing migraine therapeutics. A commonly used measure of duration of efficacy is the sustained pain-free response, whereby a patient reports a pain-free score at the 2-hour post-dose time point and remains pain-free for the remainder of the study period (up to 24 hours). The 10.0 mg and 7.5 mg doses of AZ-001 showed statistically significant differences in sustained pain-free response, compared to placebo. Sustained pain-free outcomes through 24 hours were observed in 30.1% and 23.1% of total patients in the 10.0 mg and 7.5 mg dose groups, respectively. The placebo dose exhibited a sustained pain-free response in 10.2% of total patients.

AZ-001 exhibited rapid onset of pain relief. The 7.5 mg dose showed statistically significant pain response, compared to placebo, at 15 minutes (p=0.016). At 30 minutes, all three doses of AZ-001 showed statistically significant pain response, compared to placebo; 10 mg (p=0.0056), 7.5 mg (p=0.0003) and 5 mg (p=0.0056).

In addition to the various pain response analyses, we believe migraine-related symptom management is an important consideration in the overall efficacy of a migraine therapy. Important symptoms to be managed in migraine patients are nausea, vomiting, photophobia (sensitivity to light) and phonophobia (sensitivity to sound). Survival analyses for nausea, photophobia and phonophobia over the 2 hour time period post-dose showed a statistically significant difference, compared to placebo. The total patients with vomiting (n=20 in all four dose groups) in the trial were too few to make conclusions about drug effect.

Safety Evaluations.  Side effects were recorded throughout the clinical trial study period and a safety evaluation was made at each patient’s closeout visit. There were no serious adverse events reported during the trial. The most common drug-related side effects reported across all three active dose groups in the clinical trial were taste (25 – 33%), throat irritation (18 – 30%), cough (16 – 30%), somnolence (6 – 10%), breathlessness (2 – 9%), and dizziness (0 – 9%). These side effects appeared to be dose related, with a lower incidence and severity of the side effects generally seen at the lower doses of AZ-001.

Device Performance.  All efficacy and safety analyses were completed on an intent-to-treat basis. Staccato devices used in the clinical trial were returned for analysis of device performance. Preliminary analysis of the returned devices and all devices routinely analyzed during quality control and ongoing stability studies related to the clinical trial materials showed a device mechanical failure rate of less than 1%.

Preclinical Studies

We have completed several preclinical studies of AZ-001 including inhalation toxicology studies in two animal species, cardiovascular and respiratory safety studies in one species, and in vitro and in vivo studies to assess potential gene mutations. In animal toxicology studies of prochlorperazine aerosols involving prolonged daily dosing, we detected changes to, and increases in the number of, the cells in the upper airway of the test animals. The terms for these changes and increases are “squamous metaplasia” and “hyperplasia,” respectively. We also observed lung inflammation in some animals. Squamous metaplasia and hyperplasia occurred at doses that were substantially greater than those administered in our human clinical trials. In subsequent toxicology studies of AZ-001 involving intermittent dosing, we detected lower incidence and severity of squamous metaplasia and hyperplasia in the upper airway of the test animals compared to the daily dosing results. No lung inflammation was observed with intermittent dosing. We do not expect to observe these events when AZ-001 is delivered intermittently and at proportionately lower doses in future toxicology studies. We continue to conduct toxicology and other preclinical studies, including preliminary studies to prepare for potentially required longer term carcinogenicity studies, to generate the preclinical data that will be required to submit a New Drug Application, or NDA, for AZ-001.

AZ-004 (Staccato loxapine for acute agitation)

We are developing AZ-004 for the treatment of acute agitation in patients with schizophrenia. The API of AZ-004 is loxapine, a generic drug belonging to the class of drugs known as antipsychotics. Loxapine is currently approved in oral and injectable (intramuscular only) formulations in the United States for the management of the manifestations of schizophrenia.

Market Opportunity

Acute agitation is a complication of many major psychiatric disorders, including schizophrenia, bipolar disorder and dementia, characterized by an unpleasant degree of arousal, tension and irritability, frequently leading to confusion, hyperactivity and hostility. According to the National Institute of Mental Health, schizophrenia afflicts approximately three million people in the United States. Agitation is one of the most common and severe symptoms of schizophrenia. Patients may seek treatment in a psychiatric services setting or a private psychiatric hospital, and some do not receive treatment. Treated patients are generally given an intramuscular injection of an atypical antipsychotic drug. However, intramuscular injections are invasive, can take 30 to 60 minutes to work, are often disconcerting to patients, and can be dangerous to the medical personnel attempting to give the injection. We believe that many schizophrenic patients can make informed decisions regarding their treatment in an acute agitative state and would prefer a noninvasive treatment. We believe there is a significant unmet medical need for a faster, noninvasive treatment of agitation in schizophrenic patients.

Development Status

Clinical Trials

Clinical Trial Design.  We completed enrollment of a Phase IIa clinical trial in January 2007 and reported initial results of this trial in March 2007. The Phase IIa clinical trial was designed as a multi-center, randomized, double-blind, placebo-controlled study of 120 patients in an in-patient clinical setting. In the trial, two doses of AZ-004 (Staccato loxapine in 5.0 and 10.0 mg doses) and placebo (Staccato device containing no drug) were tested. The primary aim of the clinical trial was to assess the safety and efficacy of a single dose of AZ-004 in acutely treating agitation in schizophrenic patients. Assessments of a patient’s agitation state were conducted at serial time points using both standard agitation scales and objective measures of patient’s movement over a 4-hour period, with follow-up assessments for the next 20 hours. The change in the PANSS (Positive and Negative Symptom Scale) Excited Component (PEC) score at the 2-hour post-dose time point was the primary efficacy measure for the clinical study. All results were considered statistically significant at the p < 0.05 level and all analyses were made on an intent-to-treat basis. Side effects were recorded throughout the clinical trial study period.

Primary Efficacy Endpoint.  The 10.0 mg dose of AZ-004 met the primary endpoint of the clinical trial, showing a statistically significant improvement, compared to placebo. The 5.0 mg dose of AZ-004 did not achieve statistical significance, compared to placebo.

PEC Scores (Mean Values)

	Baseline	2-hour Post-
Study Arms	Mean	Dose Mean	Significance

10.0 mg AZ-004	17.3	8.8	p=0.0005
5.0 mg AZ-004	17.6	10.8	p=0.1067
Placebo	17.7	12.7	na

Note: na = not applicable

Additional Efficacy Variables.  The 10 mg dose of AZ-004 also exhibited a rapid onset of effect. At 20 minutes post-dose, the 10.0 mg dose showed statistically significant improvement in the PEC scores, compared to placebo. The effectiveness of the 10.0 mg dose was sustained throughout the 24-hour study period, compared to placebo.

Using the Behavioral Activity Rating Scale (BARS), the 10.0 mg dose of AZ-004 showed statistically significant improvement, compared to placebo, beginning at 30 minutes. This response was sustained throughout the 24-hour study period, compared to placebo.

Clinical Global Impression-Severity (CGI-S) scale ratings to measure agitation were completed at baseline, immediately prior to AZ-004 administration. At the 2-hour post-dose time point, a Clinical Global Impression-Improvement (CGI-I) evaluation was completed for each patient. Both the 10.0 mg and the 5.0 mg doses of AZ-004 showed statistically significant improvements in the CGI-I scale, compared to placebo.

Safety Evaluations.  Side effects were recorded throughout the clinical trial period. The administration of AZ-004 was generally safe and well tolerated. The most common side effects reported were unpleasant taste, sedation and dizziness. These side effects were generally mild to moderate in severity, and occurred in both drug and placebo dose groups. There were three serious adverse events reported associated with the trial and all occurred at least one week post dosing. None of these serious adverse events were deemed attributable to study medication.

Device Performance.  All efficacy and safety analyses were completed on an intent-to-treat basis. Staccato devices used in the clinical trial were returned for analysis of device performance. Preliminary analysis of the returned devices and all devices routinely analyzed during quality control and ongoing stability studies related to the clinical trial materials showed a device mechanical failure rate of less than 1%.

Preclinical Studies

Loxapine has been approved for marketing in oral and injectable forms. There are publicly available safety pharmacology, systemic toxicology, carcinogenicity and reproductive toxicology data we will be able to use for our regulatory filings. Therefore, our preclinical development testing is primarily focused on assessing the local tolerability of inhaled loxapine. Our two preclinical inhalation toxicology studies with loxapine have indicated that it was generally well tolerated. We continue to conduct toxicology, including extended duration exposure testing, and other preclinical studies to generate the data that will be required to submit an NDA for AZ-004.

AZ-002 (Staccato alprazolam)

We are developing AZ-002 for the acute treatment of panic attacks associated with panic disorder. Although there are several chronic treatments approved to treat panic disorder, there are currently no approved drugs to acutely treat associated panic attacks. The API of AZ-002 is alprazolam, a drug belonging to the class of drugs known as benzodiazepines. Alprazolam is currently approved in oral formulations in the United States for use in the management of anxiety disorder, for the short term relief of symptoms of anxiety, for anxiety associated with depression, and for the treatment of panic disorder with or without agoraphobia, or abnormal fear of being in public places. We believe alprazolam is one of the most frequently prescribed psychoactive drugs in the United States. Alprazolam oral tablet formulations are usually prescribed for a short-duration course of therapy of a few days to a few weeks with the goal of reducing the frequency of symptoms of anxiety or panic disorder, including panic attacks. However, the oral tablet formulations are not intended to acutely treat or reduce the severity of panic attacks when they occur. We believe alprazolam’s demonstrated ability to reduce the frequency of panic attacks, coupled with the noninvasive nature and pharmacokinetic, or PK, properties of the aerosolized form of alprazolam produced by our Staccato system, make AZ-002 a viable product candidate for the acute treatment of panic attacks. Pharmacokinetics is the analysis of absorption, distribution, metabolism and excretion of a drug by the body.

Market Opportunity

According to the National Institute of Mental Health and other sources, approximately 2.4 million people in the United States suffer from panic disorder, a condition characterized by the frequent, unpredictable occurrence of panic attacks. Approximately 60% of patients seek treatment for their panic attacks. The current leading treatments for panic disorder are selective serotonin reuptake inhibitors, or SSRIs, taken prophylactically on a daily basis. Clinical literature indicates that approximately 46% of patients suffering from anxiety disorders, including panic disorder, are also prescribed benzodiazepines to take on an “as-needed” basis, indicating a level of ineffective treatment with the SSRIs alone. In addition, patients initiating SSRI drug therapy often do not experience therapeutic effects for several weeks and during this time may experience breakthrough panic attacks.

We believe some physicians may generally prescribe benzodiazepines for patients to take as needed, when they feel a panic attack coming on, or during an attack. However, because the symptoms of a panic attack typically have a rapid onset and last less than 30 minutes, we believe oral benzodiazepines often do not work fast enough to provide patients with adequate relief.

Development Status

Clinical Trials

We completed a Phase I clinical trial of AZ-002 in healthy volunteers in September 2005. The purpose of this trial was to assess the safety, tolerability and PK properties of AZ-002. Using a dose escalation design, five doses (0.125 mg to 2.0 mg) of AZ-002 or placebo were studied in a total of 50 subjects. Results from the trial showed that AZ-002 was generally well tolerated at all doses. There were no serious adverse events and the side effects observed across all the dose groups were rated as mild or moderate in severity. These side effects included dizziness, sleepiness, fatigue and unpleasant taste. Across all doses, the PK analyses revealed dose proportional plasma concentration of alprazolam and peak plasma levels were generally reached within the first few minutes after dosing.

In April 2006, we initiated a Phase IIa proof-of-concept clinical trial with AZ-002 in patients with panic disorder. The primary aim of the clinical trial is to assess the safety and efficacy of a single dose of AZ-002 in treating a pharmacologically-induced panic attack. Changes in the intensity and the duration of the induced panic attack, using psychological and physiological measurements, are being evaluated at multiple time points during the study. Some of the first patients dosed in the study exhibited a higher level of sedation than had been observed at the same dose in healthy volunteers in the AZ-002 Phase I study. In consultation with the clinical investigator, we modified the protocol to reduce the dose of AZ-001 and to include an open label lead-in stage of the study in which patient sedation will be assessed. Once an acceptable dose of AZ-002 is determined from this lead-in stage, the randomized, double-blind proof-of-concept stage of the study will begin, as originally designed. To facilitate patient enrollment in the clinical trial, we recruited two additional clinical sites to conduct the study. In the manufacture of the new dosage strengths required for the amended protocol, a higher variability of the alprazolam emitted dose was observed. Further testing showed that alprazolam aerosols are electrically charged leading to variable deposition on the internal airway housing of the device. We believe this aerosol characteristic is unique to alprazolam and it has not been observed in our other development product candidates. Consequently, the manufacturing process for AZ-002 was modified to incorporate a conductive airway housing to reduce the effects of the electrically charged aerosol. We have manufactured AZ-002 using the new airway housing, and we believe this change has resolved the aerosol emitted dose variability.

Preclinical Studies

Alprazolam has been approved for marketing in oral tablet form. There are publicly available safety pharmacology, systemic toxicology, carcinogenicity and reproductive toxicology data that we will be able to use for our regulatory filings. Therefore, our preclinical development plan is primarily focused on assessing the local tolerability of inhaled alprazolam. To date, our two preclinical inhalation toxicology studies with inhaled alprazolam have indicated that it is generally well tolerated. We continue to conduct safety assessments, including extended duration exposure testing in toxicology studies to generate the preclinical data that will be required to submit an NDA for AZ-002.

AZ-003 (Staccato fentanyl)

We are developing our product candidate AZ-003 for the treatment of acute pain episodes in postoperative patients and in patients with breakthrough cancer pain. The API of AZ-003 is fentanyl, a drug belonging to the class of drugs known as opioid analgesics. Fentanyl is currently approved in three different formulations in the United States for the management of various types of pain: injectable, transmucosal, which deliver drugs through the mucous membranes of the mouth or nose, and transdermal, which deliver drug through the skin. Since the Staccato system technology can incorporate lockout and multiple dose features, we believe that AZ-003 will facilitate patient titration to the minimum effective drug dose in a safe, convenient, easy to use and simple delivery system. In addition, we believe the incorporation of patient lockout features may be a significant safety advantage and has the potential to prevent diversion, or use by individuals who have not been prescribed the drug. We plan no additional clinical development of AZ-003 during 2007 unless we are able to secure a corporate partner to support continued clinical and device development.

Market Opportunity

Based on our analysis of industry data and clinical literature, we believe over 25 million postoperative patients experience inadequate pain relief, despite receiving some form of pain management and, according to a three month study on cancer pain by Portenoy and Hagen (1990) and a cross-sectional study on cancer pain by Caraceni (2004), approximately 65% of patients diagnosed with cancer pain experience breakthrough cancer pain. A patient controlled analgesia, or PCA, IV pump is often used directly after surgery so the patient can achieve quick pain relief as needed. The PCA pump approach generally works well, but typically requires patients to remain in the hospital with an IV line in place. Physicians generally treat cancer pain using a combination of a chronic, long-acting drug and an acute or rapid acting drug for breakthrough pain. Treating a breakthrough pain episode with an oral medication is difficult due to the slow onset of therapeutic effect. However, patients usually also find more invasive, injectable treatments undesirable. Based on preclinical testing, we believe the PK of fentanyl delivered using a Staccato system will be similar to the PK of IV fentanyl administration. We believe many patients would benefit from a noninvasive but fast acting therapy that allows them to titrate the amount of pain medication to the amount of pain relief required.

Development Status

Clinical Studies

We have completed the initial analysis of the top-line results of our Phase I clinical trial with AZ-003 in December 2006. The primary aims of the Phase I clinical trial were to evaluate the arterial PK and absolute bioavailability for AZ-003 by comparing the AZ-003 profile to that of IV fentanyl, and to examine the pharmacodynamics, tolerability and safety of AZ-003 in opioid naive healthy subjects. The trial enrolled 50 subjects and was conducted at a single clinical center in two stages. Stage 1 of the protocol was an open-label, crossover comparison of a 25 g dose of AZ-003 by a single inhalation and the same dose of fentanyl administered intravenously over five seconds. Stage 2 of the protocol was a randomized double-blind, placebo-controlled, dose escalation of AZ-003 evaluating cumulative doses of 50, 100, 150 and 300 g of fentanyl. A 25 g individual dose of fentanyl was inhaled once in Stage 1, or 2, 4 or 6 times at 4 minute intervals for the first four different cohorts in Stage 2. A fifth cohort in Stage 2 received a 150 g dosing sequence starting at time zero and then a second 150 g dosing sequence starting at 60 minutes after the first dose, for a cumulative dose of 300 g. In addition to comprehensive PK sample collection, pharmacodynamic data were generated using pupilometry, a surrogate measure used to assess the functional activity of opioids.

The AZ-003 PK was substantially equivalent to the IV fentanyl PK, with similar peak plasma concentration (Cmax), time to maximum plasma concentration (Tmax) and area under the curve concentration (AUC). These data suggest complete bioavailability of the inhaled dose. Mean peak arterial plasma concentrations were observed within 30 seconds for both administration routes. In Stage 2 of the clinical trial, ascending doses of AZ-003 controlled by the Staccato device, exhibited dose-proportionality of fentanyl throughout the dosing range from 50g to 300 g, following an AUC analysis. There were no serious adverse events attributable to AZ-003, and the results from the clinical study showed that AZ-003 was generally safe and well tolerated at all doses.

During 2007, final study reports will be completed, and we plan to present data from this study in both scientific and medical forums. This is the first product candidate under development utilizing our Staccato Electric Multiple Dose (EMD) system.

Preclinical Studies

Fentanyl is approved for marketing in injectable, transdermal and transmucosal forms. We are able to use publicly available safety pharmacology, systemic toxicology and reproductive toxicology data for our regulatory filings. Therefore, our preclinical development testing is primarily focused on assessing the local tolerability of inhaled fentanyl. Our two preclinical inhalation toxicology tests in two animal species with fentanyl have indicated that it was generally well tolerated.

Product Candidate Selection

We believe our Staccato system is broadly applicable to a large number of medically important small molecule compounds that could be useful in the treatment of acute and intermittent conditions. Since our inception, we have undertaken technical feasibility screening of approximately 400 compounds, which has resulted in the identification of approximately 200 compounds that have demonstrated initial vaporization feasibility. We intend to continue to screen additional drug compounds for vaporization feasibility with our Staccato system.

Once we have established initial vaporization feasibility, we conduct experiments and activities designed to identify viable product candidates. These experiments and activities include calculation of emitted doses, analysis of whether or not the emitted dose would be therapeutic, particle size analyses, early product stability studies and comprehensive medical and market needs assessments. After completion of these experiments and activities, a formal Product Selection Advisory Board, or PSAB, composed of employees and outside experts, is convened to evaluate these data.

After a positive PSAB decision, we initiate preclinical pharmacology and toxicology studies, with the intent of filing an IND upon successful completion of our preclinical studies. During this preclinical period, we also manufacture toxicology study supplies and initiate the manufacturing scale-up to move the product candidate through manufacturing design verification testing and the production of clinical trial materials.

We believe that, with the current development status of our single dose device, we can move a compound from initial screening through filing of an IND in 12 to 18 months. In addition, we believe that the broad applicability of our Staccato technology will allow us to file one IND in 2007 and one to two INDs per year thereafter, as our resources permit.

Our Strategy

We intend to develop an extensive portfolio of products. Key elements of our strategy include:

•	Focus on Acute and Intermittent Conditions. We focus our development and commercialization efforts on product candidates based on our Staccato technology that are intended to address important unmet medical and patient needs in the treatment of acute and intermittent conditions. To meet these needs, we believe that products that provide rapid onset, ease of use, noninvasive administration and, in some cases, patient titration of dose are required.

•	File One to Two INDs Per Year. We have identified approximately 200 existing drugs that have shown initial vaporization feasibility using our Staccato system technology. We continue to screen and evaluate additional drugs as well as evaluate and develop screened drugs that have demonstrated initial vaporization feasibility. We plan to file one IND in 2007 and one to two INDs per year thereafter, as our resources permit.

•	Develop Commercialization Capabilities. We intend to build our own U.S. based specialty sales force to market and sell any future products that address focused patient or prescriber markets, such as psychiatrists.

•	Establish Strategic Partnerships. We intend to strategically partner with pharmaceutical companies to address markets that may require a larger sales force, greater marketing resources or specific expertise to maximize the value of some product candidates. For example, our arrangement with Symphony Allegro provided development capital. We also intend to seek international distribution partners for other product candidates. We may also enter into strategic partnerships with other pharmaceutical companies to combine our Staccato system with their proprietary compounds.

•	Retain and Control Product Manufacturing. We own all manufacturing rights to our product candidates. We intend to internally complete the final manufacture and assembly of our product candidates and any future products, potentially enabling greater intellectual property protection and economic return from our future products. We also believe controlling the final manufacture and assembly reduces the risk of supply interruptions and allows more cost effective manufacturing.

Licensing Collaborations

Symphony Allegro, Inc.

On December 1, 2006 we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC, a wholly owned subsidiary of Symphony Holdings LLC, and its investors have invested $50 million to form Symphony Allegro, Inc., or Symphony Allegro, to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these two product candidates. We continue to be primarily responsible for the development of these two product candidates in accordance with a development plan and related development budgets. Pursuant to the agreements, we have received an exclusive purchase option that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Symphony Allegro, and reacquire the intellectual property rights that we licensed to Symphony Allegro. This purchase option is exercisable at predetermined prices between December 1, 2007 and December 1, 2010, subject to an earlier exercise right in limited circumstances. The purchase option exercise price may be paid for in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the purchase option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes. Pursuant to a warrant purchase agreement, we issued to Symphony Allegro Holdings, LLC a warrant with a five-year term to purchase 2,000,000 shares of our common stock at $9.91 per share. We also paid a transaction structuring fee of $2.5 million, and reimbursed approximately $325,000 of Symphony Allegro transaction expenses to Symphony Allegro Holdings LLC.

Manufacturing

We manufacture our product candidates with components supplied by vendors and with parts manufactured in-house. We believe that manufacturing our product candidates will potentially enable greater intellectual property protection and economies of scale and decrease the risk of supply interruptions.

We outsource the production of some components of our product candidates, including the printed circuit boards and the molded plastic airways. We currently use single source suppliers for these components, as well as for the API used in each of our product candidates. We may outsource the heat packages used in the single dose version of our Staccato system device in the future. We do not carry a significant inventory of these components, and establishing additional or replacement suppliers for any of these components may not be accomplished quickly, or at all, and could cause significant additional expense. Our suppliers have no contractual obligations to continue to supply us with any of the components necessary to manufacture our product candidates. Any supply interruption from our vendors would limit our ability to manufacture our product candidates and could delay clinical trials for, and regulatory approval of, our product candidates.

In October 2005, we entered into a joint development agreement with Autoliv ASP, Inc. under which we have agreed to share development costs for future versions of the heat packages for our single dose device for use in Phase III clinical trials and potential commercialization. Autoliv has agreed to exclusively collaborate with us to develop products intended for pulmonary drug delivery. Under the agreement, we are developing with Autoliv the specifications for the heat packages, delivery timetables and the manufacturing processes. If Autoliv is able to produce the heat packages according to specifications to be defined for the final product, Autoliv will have the option to negotiate with us a supply agreement to provide heat packages for our anticipated needs. Under the terms of the development agreement, we and Autoliv have each agreed to contribute $2,500,000 toward the development efforts. Our contribution is expected to include $1,750,000 for purchases of equipment and $750,000 for co-development efforts. The development agreement may be terminated by us upon 60 days written notice. If we terminate the agreement without any breach by Autoliv, we will be required to pay Autoliv $278,000 per calendar quarter or portion thereof elapsed after October 2005 and up to the date of termination. Upon such termination, Autoliv is obligated to grant us a license to their know how and patents necessary or useful for the manufacture, use or sale of the heat packages, if any, and we are required to pay Autoliv a royalty of $0.04 per unit we sell that uses their technology. We have not finalized the specifications or budget for the heat packages or timing for a supply agreement with Autoliv, and we may never reach agreement with Autoliv on the terms of a supply agreement.

The heat packages for our single dose device are manufactured by coating energetic materials on the inside surface of the metal substrate. After inspection and qualification, we assemble the components of our product candidates and coat the exterior of the metal substrate with a thin film of API. We then place the plastic airway around the assembly and package a completed device in a pharmaceutical-grade foil pouch. The controller for our multiple dose design includes the battery power source for heating the individual metal substrates, a microprocessor that directs the electric current to the appropriate metal substrate at the appropriate time, and an icon-based LCD that shows the number of doses remaining in the dose cartridge and the controller status. We may need to develop additional versions of our devices for future product candidates.

We believe we have developed quality assurance and quality control systems applicable to the design, manufacture, packaging, labeling and storage of our product candidates in compliance with applicable regulations. These systems include extensive requirements with respect to quality management and organization, product design, manufacturing facilities, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution and record keeping.

In August 2006, we executed a lease for a new facility in Mountain View, California. In 2007, we intend to build a current good manufacturing practices, or cGMP, compliant pilot manufacturing facility in this new location and plan to move our operations to the Mountain View facility by the end of 2007. We intend the pilot manufacturing facility to be capable of manufacturing materials for toxicology studies and clinical trial materials for future clinical trials.

Marketing and Sales

We intend to establish a focused U.S. based specialty sales force to market and sell any future products, once approved, to specialty physicians for specific target indications. For any products that address larger U.S. therapeutic markets and for international markets, we intend to establish development and commercialization partnerships with pharmaceutical and biotechnology companies. We would enter into these partnerships to accelerate regulatory approval and product introduction, and to maximize the commercial opportunity.

Government Regulation

The testing, manufacturing, labeling, advertising, promotion, distribution, export and marketing of our product candidates are subject to extensive regulation by governmental authorities in the United States and other countries. Our product candidates include drug compounds incorporated into our delivery device and are considered “combination products” in the United States. We have agreed with the U.S. Food and Drug Administration, or FDA, that our product candidates will be reviewed by the FDA’s Center for Drug Evaluation and Research. The FDA, under the Federal Food, Drug and Cosmetic Act, or FDCA, regulates pharmaceutical products in the United States. The steps required before a drug may be approved for marketing in the United States generally include:

•	preclinical laboratory studies and animal tests;

•	the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials commence;

•	adequate and well controlled human clinical trials to establish the safety and efficacy of the product;

•	the submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with cGMP. In addition, the FDA may audit clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA.

The testing and approval process requires substantial time, effort and financial resources, and the receipt and timing of any approval is uncertain. Preclinical studies include laboratory evaluations of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND, which must become effective before clinical trials may be commenced. The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the trials as outlined in the IND prior to that time. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.

Clinical trials involve the administration of the product candidates to healthy volunteers or patients under the supervision of a qualified principal investigator. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

Clinical trials typically are conducted in three sequential phases prior to approval, but the phases may overlap. A fourth, or post-approval, phase may include additional clinical studies. These phases generally include the following:

•	Phase I. Phase I clinical trials involve the initial introduction of the drug into human subjects, frequently healthy volunteers. These studies are designed to determine the metabolism and pharmacologic actions of the drug in humans, the adverse effects associated with increasing doses and, if possible, to gain early evidence of effectiveness. In Phase I, the drug is usually tested for safety, including adverse effects, dosage tolerance, absorption, distribution, metabolism, excretion and pharmacodynamics.

•	Phase II. Phase II clinical trials usually involve studies in a limited patient population to (1) evaluate the efficacy of the drug for specific, targeted indications; (2) determine dosage tolerance and optimal dosage; and (3) identify possible adverse effects and safety risks. Although there are no statutory or regulatory definitions for Phase IIa and Phase IIb, Phase IIa is commonly used to describe a Phase II clinical trial evaluating efficacy, adverse effects and safety risks and Phase IIb is commonly used to describe a subsequent Phase II clinical trial that also evaluates dosage tolerance and optimal dosage.

•	Phase III. If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II studies, the clinical trial program will be expanded to further demonstrate clinical efficacy, optimal dosage and safety within an expanded patient population at geographically dispersed clinical trial sites. Phase III studies usually include several hundred to several thousand patients.

•	Phase IV. Phase IV clinical trials are studies required of, or agreed to, by a sponsor that are conducted after the FDA has approved a product for marketing. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of drugs approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase IV clinical trial requirement. These clinical trials are often referred to as Phase III/IV post approval clinical trials. Failure to promptly conduct Phase IV clinical trials could result in withdrawal of approval for products approved under accelerated approval regulations.

In the case of products for the treatment of severe or life threatening diseases, the initial clinical trials are sometimes conducted in patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such clinical trials may provide evidence of efficacy traditionally obtained in Phase II clinical trials. These trials are referred to frequently as Phase I/II clinical trials. The FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product. Generally, regulatory approval of a new drug by the FDA may follow one of three routes. The most traditional of these routes is the submission of a full NDA under Section 505(b)(1) of the FDCA. A second route, which is possible where an applicant chooses to rely in part on the FDA’s conclusion about the safety and effectiveness of previously approved drugs is to submit a more limited NDA described in Section 505(b)(2) of the FDCA. The final route is the submission of an Abbreviated New Drug Application for products that are shown to be therapeutically equivalent to previously approved drug products as permitted under Section 505(j) of the FDCA. We do not expect any of our product candidates to be submitted under Section 505(j). Both Section 505(b)(1) and Section 505(b)(2) applications are required by the FDA to contain full reports of investigations of safety and effectiveness. However, in contrast to a traditional NDA submitted pursuant to Section 505(b)(1) in which the applicant submits all of the data demonstrating safety and effectiveness, we believe an application submitted pursuant to Section 505(b)(2) can rely upon findings by the FDA that the parent drug is safe and effective in that indication. As a consequence, the preclinical and clinical development programs leading to the submission of an NDA under Section 505(b)(2) may be less expensive to carry out and can be concluded in a shorter period of time than programs required for a Section 505(b)(1) application. In its review of any NDA submissions, however, the FDA has broad discretion to require an applicant to generate additional data related to safety and efficacy and it is impossible to predict the number or nature of the studies that may be required before the FDA will grant approval. Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), this could delay or even prevent the FDA from approving any Section 505(b)(2) NDA that we submit.

To the extent that a Section 505(b)(2) applicant is relying on the FDA’s findings for an already-approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. A certification that the new product will not infringe the already approved products’ Orange Book-listed patents or that such patents are invalid is called a paragraph IV certification, and could be challenged in court by the patent owner or holder of the application of the already approved products. This could delay the approval of any Section 505(b)(2) application we submit. In addition, any period of marketing exclusivity applicable to the already approved product might delay approval of any Section 505(b)(2) application we submit. Any Section 505(b)(1) or Section 505(b)(2) application we submit for a drug product containing a previously approved API might be eligible for three years of marketing exclusivity, provided new clinical investigation that were conducted or sponsored by the applicant are essential to the FDA’s approval of the application. Five years of marketing exclusivity is granted if FDA approves an NDA for a new chemical entity. In addition, we can list in the FDA’s Orange Book publication any of our patents claiming the drug product, drug substance or that cover an approved method-of-use. In order for a generic applicant to rely on the FDA’s approval of any NDA we submit, such generic applicant must certify to any Orange Book listed patents and might be subject to any marketing exclusivity covering our approved drug product.

In the NDA submissions for our product candidates that are currently undergoing clinical trials, we intend to follow the development pathway permitted under the FDCA that we believe will maximize the commercial opportunities for these product candidates. We are currently pursuing the Section 505(b)(2) application route for our product candidates. As such, we intend to engage in discussions with the FDA to determine which, if any, portions of our development program can be modified, based on previous FDA findings of a drug’s safety and effectiveness.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured, whether ours or our third party manufacturers’, and will not approve the product unless the manufacturing facility complies with cGMP. The FDA reviews all NDA’s submitted before it accepts them for filing and may request additional information rather than accept an NDA for filing. Once the NDA submission has been accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 10 months in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. The FDA does not always meet the PDUFA goal dates for standard and priority NDA’s. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA approval of any NDA submitted by us will be at a time the FDA chooses. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. Once approved, the FDA may withdraw the product approval if compliance with pre and post-marketing regulatory requirements and conditions of approvals are not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase IV studies, to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies.

If we obtain regulatory approval for a product, this clearance will be limited to those diseases and conditions for which the product is effective, as demonstrated through clinical trials. Even if this regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA and, in our case, the State of California. Discovery of previously unknown problems with a medicine, device, manufacturer or facility may result in restrictions on the marketing or manufacturing of an approved product, including costly recalls or withdrawal of the product from the market. The FDA has broad post-market regulatory and enforcement powers, including the ability to suspend or delay issuance of approvals, seize or recall products, withdraw approvals, enjoin violations and institute criminal prosecution.

In addition to regulation by the FDA and certain state regulatory agencies, the United States Drug Enforcement Administration, or DEA, imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products under the Controlled Substances Act. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. The DEA regulates drug substances as Schedule I, II, III, IV or V substances, with Schedule I and II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Our product candidates AZ-002 (alprazolam) and AZ-003 (fentanyl) are Schedule IV and II controlled substances, respectively, and are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the

DEA regulates the amount of the scheduled substance that would be available for clinical trials and commercial distribution. As a Schedule II substance, fentanyl is subject to additional controls, including quotas on the amount of product that can be manufactured and limitations on prescription refills. We have received necessary registrations from the DEA for the manufacture of AZ-002 and AZ-003. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation, or denial of renewal of DEA registrations, injunctions, or civil or criminal penalties, and could harm our business and financial condition.

The single dose design of our Staccato system uses what we refer to as “energetic materials” to generate the rapid heating necessary for vaporizing the drug while avoiding degradation. Manufacture of products containing these types of materials is controlled by the Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF, under 18 United States Code Chapter 40. Technically, the energetic materials used in our Staccato system are classified as “low explosives,” and we have been granted a license/permit by the ATF for the manufacture of such low explosives.

Additionally, due to inclusion of the energetic materials in our Staccato system, shipments of the single dose design of our Staccato system are regulated by the Department of Transportation, or DOT, under Section 173.56, Title 49 of the United States Code of Federal Regulations. The single dose version of our Staccato device has been granted “Not Regulated as an Explosive” status by the DOT.

We have received funding for one or more research projects from a funding agency of the United States government, and inventions conceived or first actually reduced to practice during the performance of the research project are subject to the rights and limitations of certain federal statutes and various implementing regulations known generally and collectively as the “Bayh-Dole Requirements.” As a funding recipient, we are subject to certain invention reporting requirements, and certain limitations are placed on assignment of the invention rights. In addition, the federal government retains a non-exclusive, irrevocable, paid-up license to practice the invention and, in exceptional cases, the federal government may seek to take title to the invention.

We also will be subject to a variety of foreign regulations governing clinical trials and the marketing of any future products. Outside the United States, our ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, however, we will only be permitted to commercialize our products if the appropriate regulatory authority is satisfied that we have presented adequate evidence of safety, quality and efficacy. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The time needed to secure approval may be longer or shorter than that required for FDA approval. The regulatory approval and oversight process in other countries includes all of the risks associated with the FDA process described above.

Pharmaceutical Pricing and Reimbursement

In both domestic and foreign markets, our ability to commercialize successfully and attract strategic partners for our product candidates depends in significant part on the availability of adequate coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Third-party payors are increasingly challenging prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of any future products. Even with studies, our product candidates may be considered less safe, less effective or less cost effective than existing products, and third-party payors therefore may not provide coverage and reimbursement for our product candidates, in whole or in part.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. We anticipate that Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures include:

•	controls on government funded reimbursement for medical products and services;

•	controls on healthcare providers;

•	challenges to the pricing of medical products and services or limits or prohibitions on reimbursement for specific products and therapies through other means;

•	reform of drug importation laws; and

•	expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.

We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted could have a material adverse effect on our ability to operate profitably.

Patents and Proprietary Rights

We actively seek to patent the technologies, inventions and improvements we consider important to the development of our business. In addition, we rely on trade secrets and contractual arrangements to protect our proprietary information. Some areas for which we seek patent protection include:

•	the Staccato system and its components;

•	methods of using the Staccato system;

•	the aerosolized form of drug compounds produced by the Staccato system; and

•	methods of making and using the drug containing aerosols, including methods of administering the aerosols to a patient.

As of March 15, 2007, we held over 75 issued and allowed U.S. and international patents. Most of our patents are directed to compositions for delivery of an aerosol comprising drugs other than our lead product candidates described below, and cover the process for producing these aerosols using the Staccato technology. As of that date, we held over 50 additional pending patent applications in the United States. We also hold approximately 150 pending corresponding foreign patent applications or Patent Cooperation Treaty applications that will permit us to pursue additional patents outside of the United States. The claims in these various patents and patent applications are directed to various aspects of our drug delivery devices and their components, methods of using our devices, drug containing aerosol compositions and methods of making and using such compositions.

AZ-001 (Staccato prochlorperazine)

One of our issued U.S. patents covers compositions for delivery of a condensation aerosol comprising prochlorperazine and covers the process for producing such condensation aerosol using the Staccato system technology. This patent will not expire until 2022. Counterparts to this patent are pending in a number of foreign jurisdictions, including Europe. We also have three other U.S. patents directed to condensation aerosol compositions for delivery of prochlorperazine, kits containing devices for forming such compositions, and methods of administering such compositions.

AZ-004 (Staccato loxapine)

One of our issued U.S. patents covers compositions for delivery of a condensation aerosol comprising loxapine and covers the process for producing such condensation aerosol using the Staccato system technology. This patent will not expire until 2022. Counterparts to this patent are pending in a number of foreign jurisdictions, including

Europe. We also have three other U.S. patents directed to condensation aerosol compositions for delivery of loxapine, kits containing devices for forming such compositions and methods of administering such compositions.

AZ-002 (Staccato alprazolam)

One of our issued U.S. patents covers compositions for delivery of a condensation aerosol comprising alprazolam and covers the process for producing such condensation aerosol using the Staccato system technology. This patent will not expire until 2022. Counterparts to this patent are pending in a number of foreign jurisdictions, including Europe. We also have three other U.S. patents directed to condensation aerosol compositions for delivery of alprazolam, kits containing devices for forming such compositions, and methods of administering such compositions.

AZ-003 (Staccato fentanyl)

One of our issued U.S. patents covers compositions for delivery of a condensation aerosol comprising fentanyl and covers the process for producing such condensation aerosol using the Staccato system technology. This patent will not expire until 2022. Counterparts to this patent are pending in a number of foreign jurisdictions, including Europe. We also have three other U.S. patents directed to condensation aerosol compositions for delivery of fentanyl, kits containing devices for forming such compositions, and methods of administering such compositions.

Competition

The pharmaceutical and biotechnology industries are intensely competitive. Many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations are actively engaged in research and development of products targeting the same markets as our product candidates. Many of these organizations have substantially greater financial, research, drug development, manufacturing and marketing resources than we have. Large pharmaceutical companies in particular have extensive experience in clinical testing and obtaining regulatory approvals for drugs. Our ability to compete successfully will depend largely on our ability to:

•	develop products that are superior to other products in the market;

•	attract and retain qualified scientific, product development and commercial personnel;

•	obtain patent and/or other proprietary protection covering our future products and technologies;

•	obtain required regulatory approvals; and

•	successfully collaborate with pharmaceutical and biotechnology companies in the development and commercialization of new products.

We expect any future products we develop to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects experienced and convenience of treatment procedures. One or more of our competitors may develop products based upon the principles underlying our proprietary technologies earlier than we do, obtain approvals for such products from the FDA more rapidly than we do or develop alternative products or therapies that are safer, more effective and/or more cost effective than any future products developed by us. In addition, our ability to compete may be affected if insurers and other third-party payors encourage the use of generic products through other routes of administration, making our pulmonary delivery products less attractive from a cost perspective.

Any future products developed by us would compete with a number of alternative drugs and therapies, including the following:

•	AZ-001 would compete with available triptan drugs, such as Imitrex®, Zomig® and Maxalt®, and IV prochlorperazine;

•	AZ-004 would compete with the injectable form of loxapine (Loxitane®) and other antipsychotic drugs, such as Zyprexa® and Geodon®;

•	AZ-002 would compete with the oral tablet form of alprazolam and other benzodiazepines and antidepressant drugs, such as Klonopin®, Paxil®, Prozac® and Effexor®; and

•	AZ-003 would compete with injectable and other forms of fentanyl and various generic oxycodone, hydrocodone and morphine products.

Many of these existing drugs have substantial current sales and long histories of effective and safe use. In addition to currently marketed drugs, we believe there are a number of drug candidates in clinical trials that, if approved in the future, would compete with any future products we may develop.

Employees

As of March 15, 2007, we had 141 full time employees, 30 of whom held Ph.D. or M.D. degrees and 98 of whom were engaged in full time research and development activities. We plan to continue to expand our product candidate development programs and hire additional staff to facilitate this growth. We continue to search for qualified individuals with interdisciplinary training to address the various aspects and applications of our development candidates and our technologies. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Corporate Information

We were incorporated in the state of Delaware on December 19, 2000 as FaxMed, Inc. In June 2001, we changed our name to Alexza Corporation and in December 2001 we became Alexza Molecular Delivery Corporation. In July 2005, we changed our name to Alexza Pharmaceuticals, Inc.

Available Information

Our website address is www.alexza.com; however, information found on, or that can be accessed through our website is not incorporated by reference into this annual report. We file electronically with the SEC our annual report, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. You may also read and copy any of our materials filed with the SEC at the SEC’s Public References Room at 100 F Street, NW, Washington, DC 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Annual Report, before deciding whether to invest in shares of our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

We have a history of net losses. We expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $41.8 million, $32.4 million and $16.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, we had a deficit accumulated during development stage of $119.0 million. We expect our expenses to increase as we expand our product candidate and manufacturing development programs and add the necessary infrastructure to support operating as a public company. As a result, we expect to incur substantial and increasing net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, capital lease and equipment financing and government grants. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth, if any, of our revenues. Revenues from potential strategic partnerships are uncertain because we may not enter into any strategic partnerships, and we do not expect any government grant revenue in 2007. If we are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

Our ability to generate product revenue in the future is dependent on the successful development and commercialization of our product candidates. We have not proven our ability to develop and commercialize products. Problems frequently encountered in connection with the development and utilization of new and unproven technologies and the competitive environment in which we operate might limit our ability to develop commercially successful products. We do not expect any of our current product candidates to be commercially available before 2011, if at all. If we are unable to make our product candidates commercially available, we will not generate product revenues, and we will not be successful.

We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities, and our manufacturing development and commercial manufacturing activities;

•	the amount and timing of payments from Symphony Allegro related to the development of Staccato alprazolam and Staccato loxapine;

•	the amount and timing of any payments to Symphony Allegro related to the repurchase of rights to Staccato alprazolam and Staccato loxapine;

•	the cost, timing and outcomes of regulatory proceedings;

•	the cost and timing of developing sales and marketing capabilities;

•	the cost and timing of developing manufacturing capacity;

•	revenues received from any future products;

•	payments received under any strategic partnerships;

•	the filing, prosecution and enforcement of patent claims;

•	the costs associated with moving to our new facility in 2007 and 2008; and

•	the costs associated with commercializing our product candidates, if they receive regulatory approval.

We anticipate that existing cash, cash equivalents and marketable securities, along with interest earned thereon, payments expected to be received from Symphony Allegro and proceeds from stock option exercises and purchases under our Employee Stock Purchase Plan, will enable us to maintain our currently planned operations through at least the end of the first quarter of 2008. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. We may be unable to raise sufficient additional capital on favorable terms to us, or at all. If we fail to raise sufficient funds, we will have to delay development programs or reduce or cease operations, or we may be required to enter into a strategic partnership at an earlier stage of development than currently anticipated. Our estimates of future capital use are uncertain, and changes in our development plans, payments received from Symphony Allegro, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the amount of time our available resources will fund our operations.

We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic partnerships or licensing arrangements, as well as interest income earned on cash balances and proceeds from stock option exercises and purchases under our Employee Stock Purchase Plan. Any financing transaction may contain unfavorable terms. If we raise additional funds by issuing equity securities, our stockholders’ equity will be diluted. If we raise additional funds through strategic partnerships, we may be required to relinquish rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us.

Unless our preclinical studies demonstrate the safety of our product candidates, we will not be able to commercialize our product candidates.

To obtain regulatory approval to market and sell any of our product candidates, we must satisfy the FDA and other regulatory authorities abroad, through extensive preclinical studies, that our product candidates are safe. Our

Staccato technology creates condensation aerosols from drug compounds, and there currently are no approved products that use a similar method of drug delivery. Companies developing other inhalation products have not defined or successfully completed the types of preclinical studies we believe will be required for submission to regulatory authorities as we seek approval to conduct our clinical trials. We may not conduct the types of preclinical testing eventually required by regulatory authorities, or the preclinical tests may indicate that our product candidates are not safe for use in humans. Preclinical testing is expensive, can take many years and have an uncertain outcome. In addition, success in initial preclinical testing does not ensure that later preclinical testing will be successful. We may experience numerous unforeseen events during, or as a result of, the preclinical testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:

•	our preclinical testing may produce inconclusive or negative safety results, which may require us to conduct additional preclinical testing or to abandon product candidates that we believed to be promising;

•	our product candidates may have unfavorable pharmacology, toxicology or carcinogenicity; and

•	our product candidates may cause undesirable side effects.

Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which could adversely impact our business, financial condition and prospects.

Preclinical studies indicated possible adverse impact of pulmonary delivery of AZ-001.

In our daily dosing animal toxicology studies of prochlorperazine, the active pharmaceutical ingredient, or API, in AZ-001, we detected changes to, and increases of, the cells in the upper airway of the test animals. The terms for these changes and increases are “squamous metaplasia” and “hyperplasia,” respectively. We also observed lung inflammation in some animals. These findings occurred in daily dosing studies at doses that were proportionately substantially greater than any dose we expect to continue to develop or commercialize. In subsequent toxicology studies of AZ-001 involving intermittent dosing consistent with its intended use, we detected lower incidence and severity of the changes to, and increases of, the cells in the upper airway of the test animals compared to the daily dosing results. We did not observe any lung inflammation with intermittent dosing. These findings suggest that the delivery of the pure drug compound of AZ-001 at the proportionately higher doses used in daily dosing toxicology studies may cause adverse consequences if we were to administer prochlorperazine chronically for prolonged periods of time. If we observe these findings in our clinical trials of AZ-001, it could prevent further development or commercialization of AZ-001.

Failure or delay in commencing or completing clinical trials for our product candidates could harm our business.

To date, we have not completed all the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates. Current and planned clinical trials may be delayed or terminated as a result of many factors, including:

•	delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective sites;

•	regulators or institutional review boards may not authorize us to commence a clinical trial;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

•	we may suspend or terminate our clinical trials if we believe that they expose the participating patients to unacceptable health risks;

•	we may experience slower than expected patient enrollment or lack of a sufficient number of patients that meet the enrollment criteria for our clinical trials;

•	patients may not complete clinical trials due to safety issues, side effects, dissatisfaction with the product candidate, or other reasons;

•	we may have difficulty in maintaining contact with patients after treatment, preventing us from collecting the data required by our study protocol;

•	product candidates may demonstrate a lack of efficacy during clinical trials;

•	we may experience governmental or regulatory delays, failure to obtain regulatory approval or changes in regulatory requirements, policy and guidelines; and

•	we may experience delays in our ability to manufacture clinical trial materials in a timely manner as a result of ongoing process and design enhancements to our Staccato system and the planned move to a new facility in 2007.

Any delay in commencing or completing clinical trials for our product candidates would delay commercialization of our product candidates and harm our business, financial condition and prospects. It is possible that none of our product candidates will successfully complete clinical trials or receive regulatory approval, which would severely harm our business, financial condition and prospects.

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

Prior clinical trial program designs and results are not necessarily predictive of future clinical trial designs or results. Initial results may not be confirmed upon full analysis of the detailed results of a trial. Product candidates in later stage clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials with acceptable endpoints. Prior clinical trial program designs and results are not necessarily predictive of future clinical trial designs or results.

If our product candidates fail to show a clinically significant benefit compared to placebo, they will not be approved for marketing.

Device failure rates higher than we anticipate may result in clinical trials that do not meet their specific efficacy endpoints. We experienced a 3% device failure rate in our Phase IIa clinical trial of AZ-001, which caused some of the results to be not statistically significant. We experienced a device failure rate in our Phase IIb clinical trial of AZ-001 of less than 1%. Device failures or improper device use by patients may impact the results of future trials. The design of our clinical trials is based on many assumptions about the expected effect of our product candidates, and if those assumptions prove incorrect, the clinical trials may not produce statistically significant results. In addition, because we are developing AZ-002 for a novel indication, and may develop future product candidates for other novel indications, and because our Staccato technology is not similar to other approved drug delivery methods, there is no clear precedent for the application of detailed regulatory requirements to our product candidates. We cannot assure you that the design of, or data collected from, the clinical trials of our product candidates will be sufficient to support the FDA and foreign regulatory approvals.

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

If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities or previously unknown problems with any future products, suppliers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products, suppliers or manufacturing processes;

•	warning letters or untitled letters;

•	civil or criminal penalties or fines;

•	injunctions;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	suspension or withdrawal of regulatory approvals;

•	total or partial suspension of production; and

•	refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications.

If we do not produce our devices cost effectively, we will never be profitable.

Our Staccato system based product candidates contain electronic and other components in addition to the active pharmaceutical ingredients. As a result of the cost of developing and producing these components, the cost to produce our product candidates, and any approved products, will likely be higher per dose than the cost to produce intravenous or oral tablet products. This increased cost of goods may prevent us from ever selling any products at a profit. In addition, we are developing single dose and multiple dose versions of our Staccato system. Developing multiple versions of our Staccato system may reduce or eliminate our ability to achieve manufacturing economies of scale. In addition, developing multiple versions of our Staccato system reduces our ability to focus development resources on each version, potentially reducing our ability to effectively develop any particular version. We expect to continue to modify each of our product candidates throughout their clinical development to improve their performance, dependability, manufacturability and quality. Some of these modifications may require additional regulatory review and approval, which may delay or prevent us from conducting clinical trials. The development and production of our technology entail a number of technical challenges, including achieving adequate dependability, that may be expensive or time consuming to solve. Any delay in or failure to develop and manufacture any future products in a cost effective way could prevent us from generating any meaningful revenues and prevent us from becoming profitable.

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

We do not currently own or operate manufacturing facilities for clinical or commercial production of the API used in any of our product candidates. We have no experience in drug manufacturing, and we lack the resources and the capability to manufacture any of the APIs used in our product candidates, on either a clinical or commercial scale. As a result, we rely on third parties to supply the API used in each of our product candidates. We expect to continue to depend on third parties to supply the API for our lead product candidates and any additional product candidates we develop in the foreseeable future.

An API manufacturer must meet high precision and quality standards for that API to meet regulatory specifications and comply with regulatory requirements. A contract manufacturer is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign authorities to ensure strict compliance with current good manufacturing practice, or cGMP, and other applicable government regulations and corresponding foreign standards. Additionally, a contract manufacturer must pass a pre-approval inspection by the FDA to ensure strict compliance with cGMP prior to the FDA’s approval of any product candidate for marketing. A contract manufacturer’s failure to conform with cGMP could result in the FDA’s refusal to approve or a delay in the FDA’s approval of a product candidate for marketing. We are ultimately responsible for confirming that the APIs used in our product candidates are manufactured in accordance with applicable regulations.

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

We outsource the manufacturing of some of the components of our Staccato system, including the printed circuit boards and the plastic airways. We have no experience in the manufacturing of these components, and we currently lack the resources and the capability to manufacture them, on either a clinical or commercial scale. As a result, we rely on third parties to supply these components. We expect to continue to depend on third parties to supply these components for our current product candidates and any devices based on the Staccato system we develop in the foreseeable future. In the future, we may outsource the manufacture of additional components, including the heat packages in our single dose design.

The third party suppliers of the components of our Staccato system must meet high precision and quality standards for those components to comply with regulatory requirements. A contract manufacturer is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign authorities to ensure strict compliance with the FDA’s Quality System Regulation, or QSR, which sets forth the FDA’s current good manufacturing practice requirements for medical devices and their components, and other applicable government regulations and corresponding foreign standards. We are ultimately responsible for confirming that the components used in the Staccato system are manufactured in accordance with the QSR or other applicable regulations.

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

If we do not establish additional strategic partnerships, we will have to undertake development and commercialization efforts on our own, which would be costly and delay our ability to commercialize any future products.

A key element of our business strategy is our intent to selectively partner with pharmaceutical and biotechnology companies to obtain assistance for the development and potential commercialization of our product candidates. On December 1, 2006, we entered into such a development relationship with Symphony Allegro. We intend to enter into additional strategic partnerships with third parties to develop and commercialize our product candidates that are intended for larger markets, and we may enter into strategic partnerships for product candidates that are targeted toward specialty markets. We believe the effective commercialization of AZ-001 and AZ-003 will require a large, sophisticated sales and marketing organization. We have completed a Phase I study of AZ-003, and we plan no additional development of AZ-003 in 2007 unless and until we secure a partner to support continued drug and device development. To date, other than Symphony Allegro, we have not entered into any partnerships with pharmaceutical or biotechnology companies for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate additional strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

If we enter into additional strategic partnerships with pharmaceutical or biotechnology companies, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.

Due to our relationship with Symphony Allegro, and for any additional strategic partnerships with pharmaceutical or biotechnology companies, we are subject to a number of risks, including:

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

Our pipeline may be limited by the number of drug compounds suitable for use with the Staccato system.

The current versions of the Staccato system cannot deliver large molecule drugs, such as peptides and proteins. In addition, the physical size of the metal substrates in the single dose and multiple dose versions of the Staccato system limits their use to drugs that require dose amounts less than 10 to 15 milligrams and 100 to 200 micrograms, respectively. Further, approximately 200 of the 400 small molecule compounds we have screened for initial vaporization feasibility did not form drug aerosols with the 97% purity we use as an internal standard for further development. There are also many drug compounds that are covered by composition of matter patents that prevent us from developing the compound in the Staccato system without a license from the patent owner, which may not be available on acceptable terms, if at all. If we are not able to identify additional drug compounds that can be developed with the Staccato system, we will not be able to implement our strategy of filing one IND in 2007 and one to two INDs per year thereafter, and we may not develop enough products to develop a sustainable business.

AZ-001 and other product candidates that we may develop may require expensive carcinogenicity tests.

The API in AZ-001, prochlorperazine, was approved by the FDA in 1956 for the treatment of severe nausea and vomiting. At that time, the FDA did not require the carcinogenicity testing that is now generally required for marketing approval. It is unclear whether we will be required to perform such testing prior to filing our application for marketing approval of AZ-001 or whether we will be allowed to perform such testing after we file an application. Such carcinogenicity testing will be expensive and require significant additional resources to complete and may delay approval to market AZ-001. We may encounter similar requirements with other product candidates incorporating drugs that have not undergone carcinogenicity testing. Any carcinogenicity testing we are required to complete will increase the costs to develop a particular product candidate and may delay or halt the development of such product candidate.

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

In particular, we are aware of at least one pending U.S. patent application and foreign counterparts filed by a biopharmaceutical company relating to the use of drugs, including alprazolam which is the API in AZ-002, for treating disorders of the central nervous system by pulmonary delivery. In addition, we are aware of another pending U.S. patent application and foreign counterparts, filed by another biopharmaceutical company, that claims a method of making a vapor medicament under specific manufacturing conditions. We do not currently have a license to these patent applications. If these patent applications were to result in issued patents as originally filed, the relevant patent holders at that time may assert that we require licenses.

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

Third parties may assert that we are employing their proprietary technology or their proprietary products without authorization. In addition, third parties may already have or may obtain patents in the future and claim that use of our technologies or our products infringes these patents. We could incur substantial costs and diversion of management and technical personnel in defending our self against any of these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief, which could effectively block our ability to further develop, commercialize and sell any future products and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. In the event we cannot develop alternative methods or products, we may be effectively blocked from developing, commercializing or selling any future products. Defense of any lawsuit or failure to obtain any of these licenses would be expensive and could prevent us from commercializing any future products.

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

We anticipate that, if approved, AZ-004 would compete with the available intramuscular, or IM, injectable form and oral forms of loxapine for the treatment of agitation, and other forms of available antipsychotic drugs. In addition, we are aware of a post marketing study of Seroquel® quetiapine for reducing agitation in elderly patients with Alzheimer’s disease.

We anticipate that, if approved, AZ-002 would compete with the oral tablet form of alprazolam and several other approved anti-depressant drugs. In addition, we are aware of two product candidates in early stage clinical development for the treatment of acute panic attacks.

We anticipate that, if approved, AZ-003 would compete with some of the available forms of fentanyl, including injectable fentanyl, oral transmucosal fentanyl formulations and ionophoretic transdermal delivery of fentanyl. We are also aware of at least 20 products in Phase II and Phase III development for acute pain, five of which are fentanyl products. Two of these fentanyl products are inhaled versions. In addition, if approved, AZ-003 would compete with various generic opioid drugs, such as oxycodone, hydrocodone and morphine, or combination products including one or more of such drugs.

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

We are highly dependent on our President and Chief Executive Officer, Thomas B. King, the loss of whose services might adversely impact the achievement of our objectives. In addition, recruiting and retaining qualified clinical, scientific and engineering personnel to manage clinical trials of our product candidates and to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. Although we believe we will be successful in attracting and retaining qualified personnel, competition for experienced management and clinical, scientific and engineering personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. In addition, we do not have employment agreements with any of our employees, and they could leave our employment at will. We have change of control agreements with our executive officers and vice presidents that provide for certain benefits upon termination or a change in role or responsibility in connection with a change of control of our company. We do not maintain life insurance policies on any employees. Failure to attract and retain personnel would prevent us from developing and commercializing our product candidates.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates in clinical trials and will face an even greater risk if we commercialize any products. We may be held liable if any product we develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, liability claims may result in decreased demand for any product candidates or products that we may develop, injury to our reputation, withdrawal of clinical trials, costs to defend litigation, substantial monetary awards to clinical trial participants or patients, loss of revenue and the inability to commercialize any products that we develop. We have product liability insurance that covers our clinical trials up to a $10 million aggregate annual limit. We intend to expand product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for any products that we may develop. However, this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or delay the commercialization of our product candidates. If we are sued for any injury caused by any future products, our liability could exceed our total assets.

Our product candidates AZ-002 and AZ-003 contain drug substances which are regulated by the U.S. Drug Enforcement Administration. Failure to comply with applicable regulations could harm our business.

The Controlled Substances Act imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. The U.S. Drug Enforcement Administration, or DEA, regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Alprazolam, the API in AZ-002, is regulated as a Schedule IV substance, and fentanyl, the API in AZ-003, is regulated as a Schedule II substance. Each of these product candidates is subject to DEA regulations relating to manufacture, storage, distribution and physician prescription procedures, and the DEA regulates the amount of the scheduled substance that would be available for clinical trials and commercial distribution. As a Schedule II substance, fentanyl is subject to more stringent controls, including quotas on the amount of product that can be manufactured as well as a prohibition on the refilling of prescriptions without a new prescription from the physician. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation, or denial of renewal, or of DEA registrations, injunctions, or civil or criminal penalties and could harm our business, financial condition and prospects.

The single dose version of our Staccato system contains materials that are regulated by the U.S. government, and failure to comply with applicable regulations could harm our business.

The single dose version of our Staccato system uses energetic materials to generate the rapid heating necessary for vaporizing the drug, while avoiding degradation. Manufacture of products containing energetic materials is controlled by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF. Technically, the energetic materials used in our Staccato system are classified as “low explosives,” and the ATF has granted us a license/permit for the manufacture of such low explosives. Additionally, due to inclusion of the energetic materials in our Staccato system, the Department of Transportation, or DOT, regulates shipments of the single dose version of our Staccato system. The DOT has granted the single dose version of our Staccato system “Not Regulated as an Explosive” status. Failure to comply with the current and future regulations of the ATF or DOT could subject us to future liabilities and could harm our business, financial condition and prospects. Furthermore, these regulations could restrict our ability to expand our facilities or construct new facilities or could require us to incur other significant expenses in order to maintain compliance.

We use hazardous chemicals and highly combustible materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our research and development processes involve the controlled use of hazardous materials, including chemicals. We also use energetic materials in the manufacture of the chemical heat packages that are used in our single dose devices. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials and our liability may exceed our total assets. We maintain insurance for the use of hazardous materials in the aggregate amount of $1 million, which may not be adequate to cover any claims. Compliance with environmental and other laws and regulations may be expensive, and current or future regulations may impair our research, development or production efforts.

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

The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and rules enacted and proposed by the U.S. Securities and Exchange Commission, or SEC, and by the Nasdaq Global Market, will result in increased costs to us as we undertake efforts to comply with rules and respond to the requirements applicable to public companies. The rules make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage as compared to the polices previously available to public companies. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

As a public company, we need to comply with Sarbanes-Oxley and the related rules and regulations of the SEC, including expanded disclosure, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of Sarbanes-Oxley and other requirements will increase our costs and require additional management resources. We have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow to satisfy new reporting requirements. We currently do not have an internal audit group. In addition, we may need to hire additional legal and accounting staff with appropriate experience and technical knowledge, and we cannot assure you that if additional staffing is necessary that we will be able to do so in a timely fashion. If we are unable to complete the required assessment as to the adequacy of our internal reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2007, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could damage our facilities and equipment, which could cause us to curtail or cease operations.

Our facilities are located in the San Francisco Bay Area near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, such as power loss, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We currently may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and prospects.

Risks Relating to Owning Our Common Stock

Our stock price may be extremely volatile, and you may not be able to resell your shares at or above the price you paid for the stock.

Our common stock price has experienced large fluctuations since our initial public offering in March 2006. In addition, the trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to revenue ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:

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

Item 1B.	Unresolved Staff Comments

None.

Directors, Executive Officers and Key Employees

Our directors, executive officers and key employees as of March 15, 2007, are as follows:

Name	Age	Position

Thomas B. King	52	President, Chief Executive Officer and Director
James V. Cassella, Ph.D.	52	Senior Vice President, Research and Development
August J. Moretti	56	Senior Vice President, Chief Financial Officer and Secretary
Anthony G. Tebbutt	59	Senior Vice President, Corporate Strategy & Business Development
Jeffrey S. Williams	42	Senior Vice President, Operations and Manufacturing
Joseph L. Baker	52	Vice President, Commercial Manufacturing and Global Supply Chain
William C. Houghton, M.D.	64	Vice President, Clinical and Regulatory Affairs
Emily Lee Kelley	49	Vice President, Human Resources
William L. Leschensky, M.D.	46	Vice President, Intellectual Property
Michael J. Taylor, Ph.D., D.A.B.T	53	Vice President, Preclinical Development
Samuel D. Colella(2)(3)	67	Director
Alan D. Frazier(1)	55	Director
Ernest Mario, Ph.D.(2)	68	Director
Deepika R. Pakianathan, Ph.D.(2)	42	Director
J. Leighton Read, M.D.(1)	56	Director
Gordon Ringold, Ph.D.(2)	56	Director
Isaac Stein(1)(3)(4)	60	Director
Alejandro A. Zaffaroni, M.D.(3)	56	Director

(1)	Member of the audit and ethics committee

(2)	Member of the compensation committee

(3)	Member of the nominating and corporate governance committee

(4)	Lead Director

Thomas B. King has served as our President, Chief Executive Officer and a member of our board of directors since June 2003. From September 2002 to April 2003, Mr. King served as President, Chief Executive Officer and a member of the board of directors of Cognetix, Inc., a biopharmaceutical development company. From January 1994 to February 2001, Mr. King held various senior executive positions, including President and Chief Executive Officer from January 1997 to October 2000, and was a member of the board of directors at Anesta Corporation, a publicly traded pharmaceutical company, until it was acquired by Cephalon, Inc., a publicly traded biopharmaceutical company. Mr. King received an M.B.A. from the University of Kansas and a B.A. in chemistry from McPherson College.

James V. Cassella, Ph.D. has served as our Senior Vice President, Research and Development since June 2004. From April 1989 to April 2004, Dr. Cassella held various management positions at Neurogen Corporation, a publicly traded biotechnology company, including Senior Vice President of Clinical Research and Development from January 2003 to June 2004. Prior to Neurogen, Dr. Cassella was Assistant Professor of Neuroscience at Oberlin College. Dr. Cassella received a Ph.D. in physiological psychology from Dartmouth College, completed a postdoctoral fellowship in the Department of Psychiatry at the Yale University School of Medicine and received a B.A. in psychology from the University of New Haven.

August J. Moretti has served as our Senior Vice President and Chief Financial Officer since February 2005 and as our Secretary since December 2005. From August 2004 to February 2005, Mr. Moretti was our part time Chief Financial Officer. From January 2001 to January 2005, Mr. Moretti served as Chief Financial Officer and General Counsel at Alavita, Inc. (formerly known as SurroMed, Inc.), a biotechnology company. From January 1982 to December 2000, Mr. Moretti was a member of Heller Ehrman White & McAuliffe LLP, an international law firm. Mr. Moretti received a J.D. from Harvard Law School and a B.A. in economics from Princeton University.

Anthony G. Tebbutt has served as our Senior Vice President, Corporate Strategy and Business Development since March 2007. From September 1996 to October 2006, Mr. Tebbutt served as Senior Vice President and President at UCB Pharma and from 1983 to 1995 Mr. Tebbut served in various VP positions in New Product Planning and Marketing for Syntex Laboratories. Prior to Syntex, Mr. Tebbutt was also Marketing Manager for Eli Lilly Canada, Inc. from 1974 to 1983. Mr. Tebbutt is on the Board of Directors of the Biotechnology Industry Organization. Mr. Tebbutt holds an M.B.A. from Stanford Graduate School of Business and a B.S. from Santa Clara University.

Jeffrey S. Williams has served as our Senior Vice President, Operations and Manufacturing since March 2007 and as our Senior Vice President, Corporate and Business Development from March 2004 to March 2007. From September 2001 to February 2004, Mr. Williams served as Vice President, Corporate Development at Scion Pharmaceuticals, Inc., a biopharmaceutical company. From March 2001 to August 2001, Mr. Williams served as Vice President, Corporate Development and Strategy at EmerGen, Inc., a biopharmaceutical company. From December 1996 to February 2001, Mr. Williams held various executive positions at Anesta Corporation. Mr. Williams received an M.S. in management from the M.I.T. Sloan School of Management and a B.A. in economics from Brigham Young University.

Joseph L. Baker has served as our Vice President, Commercial Manufacturing and Global Supply Chain since November 2006. From 1999 to 2006, Mr. Baker was General Manager for Watson Laboratories, Inc., where he was responsible for all activities for the Salt Lake City manufacturing facility. He was previously Director, Oral Product R&D and Director, Operations Technical Services for Theratech, Inc. from 1995 to 1999. Prior to Watson Laboratories and Theratech, Mr. Baker held various management and technical positions with Lohmann Therapy Systems from 1993 to 1995 and Lederle Laboratories from 1974 to 1993. Mr. Baker holds an undergraduate degree in Natural Sciences, with a concentration in chemistry, from Thomas A. Edison College.

William C. Houghton, M.D. has served as our Vice President, Clinical and Regulatory Affairs since November 2005. From June 2005 to November 2005, Dr. Houghton served as Vice President of Clinical Development at Jazz Pharmaceuticals, Inc., a pharmaceutical company. From August 1998 to June 2005, Dr. Houghton held various management positions, including Chief Operating Officer from August 1998 to May 2002, at Orphan Medical, Inc., a publicly traded pharmaceutical company, until it was acquired by Jazz Pharmaceuticals, Inc. From 1995 to 1998, Dr. Houghton was Chief Scientific Officer of Iotek, Inc., a biomedical company. Dr. Houghton received an M.D. from Sydney University. Dr. Houghton completed a fellowship at Sydney University in anesthesia in 1971 and practiced full time in clinical critical care medicine and anesthesiology until joining the pharmaceutical industry in 1984.

Emily Lee Kelley has served as our Vice President, Human Resources since October 2002. From October 2001 to October 2002, Ms. Kelley provided human resources consulting services to us and Versicor, Inc., a majority owned subsidiary of Sepracor Inc., a publicly traded pharmaceutical company. From 1995 to 2001, Ms. Kelley served as Vice President of Human Resources, Finance and Operations at Affymax Research Institute, a pharmaceutical company, and oversaw human resource matters for Maxygen, Inc., a publicly traded biotechnology company. Ms. Kelley received a B.S. in organizational behavior and industrial relations from the University of California, Berkeley.

William L. Leschensky, M.D. has served as our Vice President, Intellectual Property since November 2005. From December 2004 to October 2005, he was our Senior Director, Intellectual Property. From May 2000 to December 2004, Dr. Leschensky was in-house intellectual property counsel at Alavita, Inc., and from September

1992 to May 2000, Dr. Leschensky was an intellectual property attorney at the law firms of Fish & Neave LLP and Morrison & Foerster LLP. Dr. Leschensky received an M.D. from the University of Illinois, a J.D. from Harvard Law School and a B.S. in biochemistry from Iowa State University.

Michael J. Taylor, Ph.D.,DABT has served as our Vice President, Preclinical Development since August 2006. From January 2005 to August 2006, Dr. Taylor was Sr. Director, Preclinical and Clinical Development Sciences for Protein Design Labs, Inc. From April 2000 to January 2005, Dr. Taylor was Vice President, Non-Clinical Research and Development and Executive Director, Drug Safety and Evaluation for DURECT Corporation. From 1996 to 2000, Dr. Taylor was Toxicology Department Head for the Urology and CNS Division of Roche Biosciences. Dr. Taylor is a board certified toxicologist and holds Ph.D. and M.S. degrees in toxicology from Utah State University.

Samuel D. Colella has served as a member of our board of directors since September 2002. In 1999, Mr. Colella co-founded Versant Ventures, a venture capital firm, and has served as a managing member since its formation. Prior to founding Versant Ventures, Mr. Colella has served as general partner of Institutional Venture Partners, a venture capital firm, since 1984. Mr. Colella is a member of the board of directors of Symyx Technologies, Inc., a publicly traded research technology company, Genomic Health, Inc., a publicly traded molecular diagnostics company, Thermage, Inc., a publicly traded aesthetic medicine company, and various private companies. Mr. Colella received an M.B.A. from Stanford University and a B.S. in business and engineering from the University of Pittsburgh.

Alan D. Frazier has served as a member of our board of directors since September 2002. In 1991, Mr. Frazier founded Frazier Healthcare Ventures, a venture capital firm, and has served as the managing principal since its inception. From 1983 to 1991, Mr. Frazier served as Executive Vice President, Chief Financial Officer and Treasurer of Immunex Corporation, a publicly traded biopharmaceutical company. From 1980 to 1983, Mr. Frazier was a principal in the Audit Department of Arthur Young & Company, which is now Ernst & Young LLP. Mr. Frazier is a member of the board of directors of Cadence Pharmaceuticals, a publicly traded pharmaceutical company, and various private companies. Mr. Frazier received a B.A. in economics from the University of Washington.

Ernest Mario, Ph.D. has served as a member of our board of directors since September 2001. Since April 2003, Dr. Mario has served as Chairman of the Board at Reliant Pharmaceuticals, Inc., a privately held pharmaceutical company. From April 2003 to January 2007, Dr. Mario also served as Reliant’s Chief Executive Officer. Prior to joining Reliant, Dr. Mario was Chairman and Chief Executive Officer of IntraBiotics Pharmaceuticals, Inc., a biopharmaceutical company, and its predecessor Apothogen, Inc., from January 2002 until April 2003. Dr. Mario was the Chairman and Chief Executive Officer at ALZA Corporation from 1997 to 2001 and was Co-Chairman and Chief Executive Officer of ALZA from 1993 to 1997. Dr. Mario is a director of Maxygen, Inc., Boston Scientific Corporation, a publicly traded medical device company, and the Chairman of the Board of Pharmaceutical Product Development, Inc., a publicly traded drug development and drug discovery services company. Dr. Mario received a Ph.D. and an M.S. in physical sciences from the University of Rhode Island and a B.S. in pharmacy from Rutgers University.

Deepika R. Pakianathan, Ph.D. has served as a member of our board of directors since November 2004. Since 2001, Dr. Pakianathan has served as a general partner at Delphi Ventures, a venture capital firm focusing on healthcare investments. From 1998 to 2001, Dr. Pakianathan was a senior biotechnology banker at JP Morgan. Prior to joining JP Morgan, Dr. Pakianathan was a research analyst at Genesis Merchant Group, a private investment partnership, from 1997 to 1998 and a post-doctoral scientist at Genentech, Inc., a publicly traded biotechnology company, from 1993 to 1997. Dr. Pakianathan is a director of various private healthcare companies. Dr. Pakianathan received a Ph.D. in immunology and an M.S. in biology from Wake Forest University, and an M.Sc. in biophysics and a B.Sc from the University of Bombay.

J. Leighton Read, M.D. has served as a member of our board of directors since November 2004. Since 2001, Dr. Read has served as a general partner of Alloy Ventures, a venture capital firm. Dr. Read founded Aviron, a biopharmaceutical company, and served as its Chief Executive Officer until 1999. In 1989, Dr. Read co-founded Affymax NV, a biopharmaceutical company. Dr. Read is a member of the board of directors of various private companies. Dr. Read has received several awards for co-inventing the technology underlying the Affymetrix

GeneChip. Dr. Read received an M.D. from the University of Texas Health Science Center at San Antonio and a B.S. in psychology and biology from Rice University.

Gordon Ringold, Ph.D. has served as a member of our board of directors since June 2001. Since March 2000, Dr. Ringold has served as Chairman and Chief Executive Officer of Alavita, Inc. From March 1995 to February 2000, Dr. Ringold served as Chief Executive Officer and Scientific Director of Affymax Research Institute where he managed the development of novel technologies to accelerate the pace of drug discovery. Dr. Ringold is also a member of the board of directors of Maxygen, Inc. and Oxonica plc, a publicly traded nanotechnology company. Dr. Ringold received a Ph.D. in microbiology from University of California, San Francisco in the laboratory of Dr. Harold Varmus before joining the Stanford University School of Medicine, Department of Pharmacology. Dr. Ringold also received a B.S. in biology from the University of California, Santa Cruz.

Isaac Stein has served as a member of our board of directors since June 2001. Since November 1982, Mr. Stein has been President of Waverley Associates, Inc., a private investment firm. He is also the emeritus Chairman of the Board of Trustees of Stanford University and is the Chairman of the board of directors of Maxygen, Inc. Mr. Stein is also a director of American Balanced Fund, Inc. and The Income Fund of America, Inc., each a publicly traded investment company. Mr. Stein received an M.B.A. and J.D. from Stanford University and a B.A. in mathematical economics from Colgate University.

Alejandro A. Zaffaroni, M.D. has served as a member of our board of directors since December 2001. Since June 1984, Dr. Zaffaroni has been a practicing ophthalmologist. Dr. Zaffaroni is a Fellow of the American College of Surgeons and American Academy of Ophthalmology and is an Associate Clinical Professor at the University of California, San Francisco Medical School. Dr. Zaffaroni received an M.D. from the University of California, Davis and completed his residency in ophthalmology at the University of California, San Francisco. Dr. Zaffaroni also received a B.A. in Spanish literature from the University of California, Berkeley.

Our officers are appointed by and serve at the discretion of our board of directors. There are no family relationships between our directors and officers.

Item 2.	Properties

We lease two buildings with an aggregate of 65,143 square feet of office and laboratory facilities in Palo Alto, California. The leases expire in March 2008. In August 2006, we entered into an agreement to lease 65,604 square feet for office, manufacturing and laboratory facilities in Mountain View, California. We intend to move our operations to the Mountain View facility by the end of 2007. The agreement has an initial term of 11 years, and we have two options to extend the lease for five years each. Lease payments will begin in April 2007. We believe that the Mountain View facility is sufficient for our manufacturing and laboratory needs through approximately the end of 2009. We anticipate the need for additional office space in 2008 and that future growth thereafter can be accommodated by leasing additional space to accommodate our growth near the Mountain View facility.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On March 8, 2006, our common stock began to trade on the NASDAQ Global Market under the symbol “ALXA.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock.

	High	Low

March 8, 2006-March 31, 2006	$10.59	$8.00
Second Quarter	10.00	6.51
Third Quarter	8.35	6.12
Fourth Quarter	12.09	7.29

As of December 31, 2006, there were 306 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception, and we do not anticipate paying any in the foreseeable future.

The graph below matches our cumulative 10-month total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from March 8, 2006 to December 31, 2006.

COMPARISON OF 10 MONTH CUMULATIVE TOTAL RETURN*
Among Alexza Pharmaceuticals, Inc, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*	$100 invested on March 8, 2006 in stock or on February 8, 2006 in index-including reinvestment of dividends.
Fiscal year ending December 31, 2006.

	3/8/06	3/06	4/06	5/06	6/06	7/06	8/06	9/06	10/06	11/06	12/06
Alexza Pharmaceuticals, Inc	100	115	106	96	86	86	82	94	96	98	134
NASDAQ Composite	100	103	103	96	96	93	97	100	104	107	107
NASDAQ Biotechnology	100	98	92	89	87	88	89	91	97	96	93

The stock price performance included in this graph is not necessarily indicative of future stock price performance

Item 5B.  Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-130644), that was declared effective by the SEC on March 8, 2006. We registered 6,325,000 shares of our common stock, including the full underwriters’ over-allocation, with a proposed maximum aggregate offering price of $50.6 million, of which we sold 6,325,000 shares at $8.00 per share and an aggregate offering price of $50.6 million. The offering was completed after the sale of 6,325,000 shares. Piper Jaffray & Co. and Pacific Growth Equities, LLC were the joint book-running managing underwriters of our initial public offering and RBC Capital Markets and JMP Securities, acted as co-managers.

Of this amount, $3.5 million was paid in underwriting discounts and commissions, and an additional $2.2 million of expenses were incurred, of which $1.1 million and $1.1 million were incurred during the fiscal years ended December 31, 2006 and 2005, respectively. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. As of March 15, 2007, we had applied the aggregate net proceeds of $44.9 million from our initial public offering as follows:

•	approximately $2.3 million was used for working capital; and

•	the remainder of the net proceeds from the offering, approximately $42.6 million, remain invested in cash, cash equivalents and marketable securities.

The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates other than payments to officers for salaries and bonuses in the ordinary course of business.

Item 5C.  Treasury Stock

None

Item 6.	Selected Financial Data

The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included elsewhere herein.

						Period from
						December 19,
						2000
						(Inception) to
	Year Ended December 31,					December 31,
	2006	2005	2004	2003	2002	2006
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue	$1,028	$2,230	$2,436	$1,002	$249	$6,945
Operating expenses:
Research and development(1)	36,494	26,235	15,147	11,487	7,040	97,473
General and administrative(1)	9,969	9,654	4,155	4,213	1,546	30,175
Acquired in-process research and development	—	—	—	—	—	3,916

Total operating expenses(1)	46,463	35,889	19,302	15,700	8,586	131,564

Loss from operations	(45,435)	(33,659)	(16,866)	(14,698)	(8,337)	(124,619)
Interest and other income and interest expense, net	1,909	1,257	241	370	174	3,923

Loss before noncontrolling interest in Symphony Allegro, Inc.	(43,526)	(32,402)	(16,625)	(14,328)	(8,163)	(120,696)
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	1,720	—	—	—	—	1,720

Net loss	$(41,806)	$(32,402)	$(16,625)	$(14,328)	$(8,163)	$118,976

Basic and diluted net loss per common share	$(2.13)	$(18.98)	$(11.41)	$(10.81)	$(6.67)

Shares used to compute basic and diluted net loss per common share	19,584	1,707	1,457	1,325	1,223

(1)	Includes stock-based compensation as follows:

						Period from
						December 19,
						2000
						(Inception) to
	Year Ended December 31,					December 31,
	2006	2005	2004	2003	2002	2006
	(In thousands)

Research and development	$1,770	$167	$59	$32	$10	$2,041
General and administrative	447	874	—	—	—	1,321

Total	$2,217	$1,041	$59	$32	$10	$3,362

During the year ended December 31, 2005, we recorded compensation expense in relation to the extinguishment of officer notes receivable, representing $875,000 of research and development expense and $3.1 million of general and administrative expense.

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$42,623	$38,369	$62,294	$28,387	$37,492
Investments held by Symphony Allegro, Inc.	49,956	—	—	—	—
Working capital	79,649	30,760	60,027	27,144	37,190
Total assets	105,766	47,405	69,280	34,477	46,535
Noncurrent portion of equipment financing obligations	5,865	5,155	1,840	1,551	693
Convertible preferred stock	—	107,194	107,194	57,414	57,352
Deficit accumulated during development stage	(118,976)	(77,170)	(44,768)	(28,143)	(13,815)
Total stockholders’ equity (deficit)	49,774	(74,385)	(43,396)	(26,982)	(12,673)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based upon current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are developing novel, proprietary products for the treatment of acute and intermittent conditions. Our technology, the Staccato system, enables the precise delivery and rapid onset of therapeutic effect of many small molecule drugs. Our lead product candidates consist of the following:

•	AZ-001 for acute migraine headaches is prochlorperazine incorporated in a chemically heated, single dose Staccato device. We completed enrollment of a Phase IIb clinical trial for treatment of migraine headaches in December 2006. We announced the initial results of this trail in March 2007.

•	AZ-004 for treatment of acute agitation in patients with schizophrenia is loxapine incorporated in a chemically heated, single dose Staccato device. We completed enrollment of a Phase IIa clinical trial of AZ-004 for treatment of acute agitation in patients with schizophrenia in January 2007. We announced initial results of this trail in March 2007.

•	AZ-002 for acute treatment of panic attacks associated with panic disorder is alprazolam incorporated in a chemically heated, single dose Staccato device. We initiated a Phase IIa clinical trial of AZ-002 for acute treatment of panic attacks in April 2006.

•	AZ-003 for acute pain is fentanyl incorporated in an electrically heated, multiple dose Staccato device. We completed a Phase I clinical trial of AZ-003 in December 2006.

We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, capital lease and equipment financings and government grants. We have generated $6.9 million in revenue from inception through December 31, 2006, substantially all of which was earned through United States Small Business Innovation Research grants. We do not expect any grant revenues in 2007 or material product revenue until at least 2011.

From inception through 2003, we focused on the development of our technology, the selection and preclinical testing of product candidates and the manufacture of clinical trial supplies. In 2004, we expanded our activities to include the clinical development of our product candidates. The continued development of our product candidates will require significant additional expenditures, including expenses for preclinical studies, clinical trials, research and development, manufacturing development and seeking regulatory approvals. We rely on third parties to conduct a portion of our preclinical studies and all of our clinical trials, and we expect these expenditures to increase in future years as we continue development of our product candidates. In 2007, we intend to continue our on-going clinical trials for AZ-002, initiate new clinical trials for AZ-001 and AZ-004, and file at least one IND and initiate a Phase I trial for a new product candidate. These clinical trails will result in higher expenditures than in previous years. If these product candidates continue to progress, expenses for future Phase III clinical trials will be significantly higher than those incurred in Phase II clinical trials. We plan no additional clinical development of AZ-003 during 2007, unless we are able to secure a corporate partner to support continued clinical and device development.

In August 2006 we executed a lease for a new facility in Mountain View, California. In 2007, we intend to build a current good manufacturing practice pilot manufacturing facility in this new location and plan to move our operations to the Mountain View facility by the end of 2007. We intend the pilot manufacturing facility to be capable of manufacturing materials for toxicology studies and clinical trial materials for future clinical trials. Facility lease expenses will increase substantially in 2007 and the first quarter of 2008, as we incur rent expense on the Mountain View facility while it is under construction in 2007 and our current facilities in Palo Alto, California during 2007 and decommissioning in the first quarter of 2008. In addition, we will incur significant expense in moving our operations, including our laboratories and manufacturing operations, from our existing premises to the new facility.

On December 1, 2006 we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC, a wholly owned subsidiary of Symphony Holdings LLC, and its investors have invested $50 million to form Symphony Allegro, Inc., or Symphony Allegro, to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these two product candidates. We continue to be primarily responsible for the development of these two product candidates in accordance with a development plan and related development budgets. Pursuant to the agreements, we have received an exclusive purchase option that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Symphony Allegro, and reacquire the intellectual property rights that we licensed to Symphony Allegro. This purchase option is exercisable at predetermined prices between December 1, 2007 and December 1, 2010, subject to an earlier exercise right in limited circumstances. The purchase option exercise price may be paid for in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the purchase option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes.

As our activities have expanded, we have consistently increased the number of our employees. We expect that we will add a significant number of employees during the remainder of 2007 to support our expanded operations.

We have incurred significant losses since our inception. As of December 31, 2006, our deficit accumulated during development stage was $119.0 million and total stockholders’ equity was $49.8 million. We recognized net losses of $41.8 million, $32.4 million, and $16.6 million in 2006, 2005 and 2004, respectively. We expect our net losses to increase as we continue our existing and planned preclinical studies and clinical trials, expand our research and development efforts and our manufacturing development, move to our new facility, and continue to add the necessary infrastructure to support operating as a public company.

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long term success. If we do not complete development of our product candidates and obtain regulatory approval to market one or more of these product candidates, we may be forced to cease operations. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. Our strategy includes entering into strategic partnerships with third parties to participate in the development and commercialization of some of our product candidates, such as our Symphony Allegro relationship. If third parties have control over preclinical development or clinical trials for some of our product candidates, the progress of such product candidate will not be under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to any future partnerships or how such arrangements would affect our development plans or capital requirements.

As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. While we are currently focused on developing AZ-001, AZ-004 and AZ-002, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available before 2011, if at all. We expect the existing cash, cash equivalents and marketable securities along with the interest earned thereon, funding available from Symphony Allegro and funds received from option exercises and purchases of common stock pursuant to our Employee Stock Purchase Plan, will enable us to maintain our currently planned operations through at least the end of the first quarter of 2008. We will need to raise additional capital to support continued development of our product candidates thereafter.

Critical Accounting Estimates and Judgments

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 of the notes to consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies are critical to the process of making significant estimates and judgments in preparation of our financial statements.

Preclinical Study and Clinical Trial Accruals

We estimate our preclinical study and clinical trial expenses based on our estimates of the services received pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Preclinical study and clinical trial expenses include the following:

•	fees paid to contract research organizations in connection with preclinical studies;

•	fees paid to contract research organizations and other clinical sites in connection with clinical trials; and

•	fees paid to contract manufacturers in connection with the production of components and drug materials for preclinical studies and clinical trials.

We record accruals for these preclinical study and clinical trial costs based upon the estimated amount of work completed. All such costs are charged to research and development expenses based on these estimates. Costs related to patient enrollment in clinical trials are accrued as patients are entered in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with research institutions and organizations. However, if we have incomplete or inaccurate information, we may underestimate or overestimate activity levels associated with various preclinical studies and clinical trials at a given point in time. In this event, we could record significant research and development expenses in future periods when the actual activity level becomes known. To date, we have not made any material adjustments to our estimates of preclinical study and clinical trial costs. We make good faith estimates which we believe to be accurate, but the actual costs and timing of clinical trials are highly uncertain, subject to risk and may change depending upon a number of factors, including our clinical development plan. If any of our product candidates enter Phase III clinical trials, the process of estimating clinical trial costs will become more difficult because the trials will involve larger numbers of patients and clinical sites.

Stock-Based Compensation

Employee Equity Incentive Awards Issued on or Subsequent to January 1, 2006

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, or SFAS 123R. As required, we adopted SFAS 123R using the prospective transition method. Under this transition method, beginning January 1, 2006, compensation cost recognized includes: (a) compensation cost for share-based payments granted prior to, but not yet vested as of December 31, 2005 related to (i) employees, based on the intrinsic value in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and (ii) non-employees based on the options fair value in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted or modified subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and purchase rights issued under the employee stock purchase plan. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

The estimated fair value of restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. Our current estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

We estimate the expected term of options using the “simplified” method, as illustrated in SAB 107. As we have been operating as a public company for a period of time that is significantly shorter than our estimated expected option term, we are unable to use actual price volatility data. Therefore, we estimate the volatility of our common stock based on volatility of similar entities. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

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

If factors change and we employ different assumptions for estimating share-based compensation expense in future periods or if we decide to use a different valuation model, the expenses in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating loss, net loss and net loss per share.

See Note 2 to the consolidated financial statements for further information regarding the SFAS 123R disclosures.

Employee Equity Incentive Awards Issued Prior to January 1, 2006

Prior to January 1, 2006, we used the intrinsic value recognition method for equity incentive awards issued to employees in accordance with APB 25. During the year ended December 31, 2005, we granted options to employees to purchase a total of 777,492 shares of common stock at exercise prices ranging from $1.10 to $6.88 per share. We did not obtain contemporaneous valuations from an unrelated valuation specialist during this period. Instead, we relied on our board of directors, the members of which have extensive experience in the life sciences industry and all but one of whom are non-employee directors, to determine a reasonable estimate of the then current value of our common stock. Given the absence of an active market for our common stock during 2005, our board of directors determined the estimated fair value of our common stock on the date of grant based on several factors. Our board of directors estimated fair value of our common stock as follows:

•	in April 2005 at $1.38 per share primarily based on the continuing clinical development of our product candidates. At this time we had completed our Phase I clinical trial and had initiated our Phase IIa clinical trial of AZ-001, our preclinical studies of AZ-002 and AZ-004 had progressed; and we had a pre-IND meeting with the FDA with respect to AZ-003;

•	in October 2005 at $3.30 per share upon receipt of the results of our Phase IIa clinical trial of AZ-001 and Phase I clinical trial of AZ-002, which are described in the section entitled “Business” in this prospectus. These results were sufficiently encouraging for us to consider undertaking the steps necessary to initiate our initial public offering; and

•	in December 2005 at $6.88 per share in light of the results of our Phase I clinical trial of AZ-004 and the anticipated filing of a registration statement in connection with our initial public offering, which occurred on December 22, 2005.

In connection with the preparation of our financial statements in connection with our initial public offering in March 2006, we reassessed the estimated fair value of our common stock in light of the expected completion of the offering. In reassessing the fair value of our common stock during 2005 for purposes of computing the stock-based compensation expense, we reassessed the fair value of the common stock assuming the successful completion of our initial public offering and then determined the reassessed fair value at previous points in time. In determining the reassessed fair value of our common stock during 2005, we established $9.90 as the reassessed fair value at December 31, 2005 (90% of the midpoint of the estimated price range of the initial public offering) and applied it over the prior 12 month period using a straight line basis. We also considered other material factors in reassessing fair value for financial reporting purposes as of the respective option grant dates, including the completion of our Phase I clinical trial of AZ-002 in September 2005, the completion of our Phase I clinical trial of AZ-004 in November 2005, the results of our Phase IIa clinical trial of AZ-001, valuations of existing comparable publicly traded companies, the state of the public offering market for development stage life sciences companies and our decision to pursue an initial public offering. We believe this approach was consistent with valuation methodologies applied by other life science companies pursuing an initial public offering. The reassessed fair value used to compute the stock-based compensation expense may not be reflective of the fair market value that would result from the application of other valuation methods, including accepted valuation methods for tax purposes.

Based upon the reassessment discussed above, we determined that the reassessed fair value of the options to purchase 777,492 shares of common stock ranged from $2.04 to $9.90 per share during the year ended December 31, 2005. We took into account the factors identified above in determining the reassessed fair value of the common stock as of each grant date. Share-based compensation resulting from this reassessment equals the difference between the reassessed fair value per share of our common stock on the date of grant and the exercise price per share and is being amortized over the vesting period of the underlying options, generally four years.

As a result of the reassessed fair value of options granted, we recorded deferred stock-based compensation relative to these options of approximately $3.3 million during the year ended December 31, 2005, which is being amortized over the vesting period of the applicable options on a straight-line basis. During the years ended December 31, 2006 and 2005, we amortized $727,000 and $404,000, respectively, of deferred stock-based compensation. At December 31, 2006 we have $1.7 million of deferred stock compensation to be amortized in future periods as follows: $651,000 in 2007, $651,000 in 2008 and $401,000 in 2009.

In addition, we had three officer stock option grants that were subject to variable accounting treatment. See Note 2 to the consolidated financial statements. With the variable options, we measured the additional compensation each period based on the incremental difference between the reassessed fair value of the shares and the exercise price of the stock options and recorded compensation expense on a graded vesting basis in accordance with FIN 28, Accounting for Stock Appreciation Rights and other Variable Stock Option or Award Plans. As a result of the reassessed fair value, we recorded $442,000 of stock-based compensation expense during the year ended December 31, 2005. As a result of changes in the our stock price, we recorded a $442,000 reduction in compensation expense during the first quarter of 2006. As the exercise price was fixed in March 2006, the contingency was resolved and variable accounting for these options ceased.

In December 2005, we extinguished the housing loans that were made to the three officers having a total principal value of $2.3 million and we agreed to pay $1.7 million of taxes related to the extinguishment on the officers’ behalf. We recognized compensation expense of $4.0 million in the quarter ended December 31, 2005 as a result of the extinguishments of the officers’ notes and related taxes. In connection with the loan extinguishment agreements, we settled the loan extinguishment by reducing the aggregate intrinsic value of their stock options as described below. As a result, variable stock-based compensation expense was reduced by an amount equal to the $4.0 million loan extinguishment and related taxes in the quarter ended December 31, 2005.

In settlement for the extinguishment of the officer notes receivable, we increased the exercise price of certain options to purchase common stock held by these officers such that the aggregate intrinsic value of their stock option awards was reduced by an amount equal to the amounts of the loans extinguished and related taxes paid on their behalf. We settled this transaction based on the initial public offering price of $8.00 per share.

Non-employee Equity Incentive Awards

We account for stock compensation arrangements with non-employees in accordance, with SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. For stock options granted to non-employees, the fair value of the stock options is estimated using the Black-Scholes valuation model. This model utilizes the estimated fair value of common stock and requires that, at the date of grant, we make assumptions with respect to the expected life of the option, the volatility of the fair value of our common stock, risk free interest rates and expected dividend yields of our common stock. We have to date assumed that non-employee stock options have an expected life of six to ten years, representing their full contractual life, and assumed common stock volatility of 100%. Different estimates of volatility and expected life of the option could materially change the value of an option and the resulting expense.

Share-based compensation expense is recognized over the period of expected service by the non-employee. As the service is performed, we are required to update these assumptions and periodically revalue unvested options and make adjustments to the stock-based compensation expense using the new valuation. These adjustments may result in additional or less stock-based compensation expense than originally estimated or recorded, with a corresponding increase or decrease in compensation expense in the statement of operations. Ultimately, the final compensation charge for each option grant to non-employees is unknown until those options have vested or services have been completed or the performance of services is completed. Stock-based compensation expense associated with these non-employee options was $145,000, $195,000 and $40,000 for 2006, 2005 and 2004, respectively.

Results of Operations

Comparison of Years Ended December 31, 2006 and 2005

Revenue.  Our revenue for 2006 and 2005 was $1.0 million and $2.2 million, respectively. In 2006, we recognized approximately $1.0 million of government grant revenue and $30,000 of revenue from drug compound feasibility screening. In 2005, we recognized approximately $2.0 million of government grant revenue and $155,000 of revenue from drug compound feasibility screening. The decrease of $1.0 million of government grant revenue was due to the expiration of existing government grants. We do not expect additional grant revenue in 2007, as we place greater emphasis on strategic partnerships and allocate fewer resources to obtaining grants. We do not expect to generate significant, if any, revenues from drug compound feasibility screening in future periods.

Operating Expenses

Share-based compensation expenses had varying degrees of impact on our comparative operating expenses for the years ended December 31, 2006, 2005 and 2004. Our operating expenses for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Non share-based compensation expenses:
Research and development	$34,724	$26,067	$15,088
General and administrative	9,522	8,781	4,155

Total non share-based compensation expenses	44,246	34,848	19,243
Share-based compensation expenses:
Research and development	1,770	167	59
General and administrative	447	874	—

Total share-based compensation expenses	2,217	1,041	59
Total operating expenses	$46,463	$35,889	$19,302

Research and Development Expenses.  Research and development expenses consist of costs associated with research activities, as well as costs associated with our product development efforts, conducting preclinical studies and clinical trials and manufacturing development efforts. All research and development costs, including those funded by third parties, are expensed as incurred. Research and development expenses include:

•	external research and development expenses incurred under agreements with third party contract research organizations and investigational sites where a substantial portion of our preclinical studies and all of our clinical trials are conducted;

•	third party supplier, consultant and employee related expenses, which include salary and benefits;

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies; and

•	in 2006 and 2005, certain incremental charges related to officer loan extinguishments and non-cash stock-based compensation expense.

The table below sets forth our research and development expenses since January 1, 2003 for each of our lead product candidates based on our internal records and estimated allocations of employee time and related expenses:

	Year Ended December 31,
	2006	2005		2004	2003	Total
	(In thousands)

Preclinical and clinical development:
AZ-001	$9,535	$6,369		$8,640	$5,514	$30,058
AZ-002	3,094	3,803		1,930	490	9,317
AZ-004	6,073	3,187		119	—	9,379
AZ-003	3,687	5,021		1,706	936	11,350
Other preclinical programs	5,627	—		—	—	5,627

Total preclinical and clinical development	28,016	18,380		12,395	6,940	65,731
Research	8,478	7,855	(1)	2,752	4,547	23,632

Total research and development	$36,494	$26,235		$15,147	$11,487	$89,363

(1)	Research expenses in 2005 included $875,000 related to the extinguishment of officer notes receivable.

Research and development expenses increased 39% to $36.5 million in 2006 from $26.2 million in 2005. The increase was due primarily to increased spending on clinical trials for AZ-001 and AZ-004 product candidates, additional spending on new preclinical programs, increased staffing and other personnel related costs to support our preclinical studies and clinical trials and additional internal research efforts and increased share-based compensation expense. Based on our internal records and estimated allocation of employee time and related expenses, our research and development expenses for preclinical studies and clinical trials increased to $28.0 million in 2006 from $18.4 million in 2005.

Research and development expenses represented 79% of total operating expenses for 2006 and 73% of total operating expenses for 2005. We expect to continue to devote substantial resources to research and development to support the continued development of our product candidates and core technology, expand our research and development efforts and expand our manufacturing development. In 2007, we intend to initiate clinical trials for AZ-001 in patients with compromised lung function, continue a Phase IIa clinical trial for AZ-002 and initiate a Phase IIb clinical trial for AZ-004. In addition, we expect to file an IND for a new product candidate. We expect that research and development expenses for clinical trials will continue to increase in absolute dollar amounts as we conduct additional and later stage clinical trials for our product candidates. In addition, we expect to incur additional non-cash stock-based compensation expense in 2007 due to the adoption of SFAS 123R in 2006.

General and Administrative Expenses.  General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, accounting, business development, legal and human resources functions. Other general and administrative expenses include facility and information technology costs not otherwise included in research and development expenses, patent related costs and professional fees for legal, consulting and accounting services. In 2005, we also incurred certain incremental charges resulting from the extinguishment of officer notes.

General and administrative expenses increased 3% to $10.0 million in 2006 from $9.7 million in 2005. Expenses in 2005 include $3.1 million related to the extinguishment of the officer notes and related taxes paid on behalf of the officers. Excluding this expense, general and administrative expenses increased $3.4 million (35%) which was primarily due to expanding legal and accounting staff, adding infrastructure and incurring additional costs related to operating as a public company, including directors’ and officers’ insurance, investor relations programs, increased director fees, increased professional fees and non-cash stock-based compensation expense.

We expect that our general and administrative expenses will increase in absolute dollar amounts as we continue to add infrastructure to support the expected increase in operations and our obligations as a public company.

Interest and Other Income and Interest Expense, Net.  Interest and other income and interest expense, primarily represents income earned on our cash, cash equivalents and marketable securities balances net of interest expense on our equipment loans. Interest and other income and interest expense, net was $1.9 million for 2006 and $1.3 million for 2005. This increase was primarily due to substantially increased average cash balances in 2006 due to the closing of our initial public offering in March 2006, to a lesser extent the additional interest income from Symphony Allegro cash and investment balances in December 2006, and higher interest rates earned on such balances.

Loss Attributed to Noncontrolling Interest in Symphony Allegro.  Pursuant to the agreements that we entered into with Symphony Allegro, Inc. in December 2006, we consolidate Symphony Allegro’s financial condition and results of operations in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46R”). Accordingly, we have deducted the losses attributable to the noncontrolling interest from our net loss in the consolidated statement of operations, and we have also reduced the noncontrolling interest holders’ ownership interest in Symphony Allegro, Inc. in the consolidated balance sheet by the loss attributed to the noncontrolling interests in Symphony Allegro, Inc. For the year ended December 31, 2006, the losses attributed to the noncontrolling interest holders was $1.7 million. There were no such losses in 2005. We expect the losses attributed to the noncontrolling interest holders will be at a lower rate than the $1.7 million attributed for the one month the agreement was in place in 2006.

Comparison of Years Ended December 31, 2005 and 2004

Revenue.  Our revenue for 2005 and 2004 was $2.2 million and $2.4 million, respectively. In 2005, we recognized approximately $2.0 million of government grant revenue and $155,000 of revenue from drug compound feasibility screening. In 2004, all of our revenue resulted from government grants. The decrease of $400,000 of government grant revenue was due to the expiration of existing government grants.

Research and Development Expenses.  Research and development expenses increased 73% to $26.2 million in 2005 from approximately $15.1 million in 2004. The increases were primarily due to increases in spending on our AZ-001 product candidate as we prepared for and initiated a Phase IIb clinical trial in 2006, our AZ-004 product candidate as we prepared for the initiation of a Phase IIa clinical trial in the third quarter of 2006, and preclinical efforts on additional potential product candidates. Spending on our AZ-002 product candidate decreased in 2006 as compared to 2005 as we incurred higher expenses in 2005 for the preparation and initiation of the Phase I clinical trial completed in September 2005. Also, spending on our AZ-003 product candidate decreased in 2006 as compared to 2005 as we incurred higher costs in 2005 as a result of our efforts to file an IND with the FDA which occurred in February 2006 and our manufacture of clinical trial material. Research and development expenses represented 73% of total operating expenses for 2005 and 78% of total operating expenses for 2004.

General and Administrative Expenses.  General and administrative expenses increased 132% to $9.7 million from $4.2 million in 2004. This increase was primarily due to approximately $874,000 in non-cash stock-based compensation and $3.1 million related to the extinguishment of the officer notes and related taxes paid on behalf of the officers in 2005, as well as increased staffing necessary to manage and support our growth.

Interest and Other Income and Interest Expense, Net.  Interest and other income and interest expense, primarily represents income earned on our cash and cash equivalents and marketable securities net of interest expense on our equipment loans. Interest and other income and interest expense, net was $1.3 million and $241,000 for 2005 and 2004, respectively. This increase was primarily due to substantially increased average cash balances in 2005 due to the closing of our Series D preferred stock financing in late 2004.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and a public offering of equity securities, receiving aggregate net proceeds from such sales totaling $151.2 million, revenues primarily from government grants totaling $6.9 million and funding from Symphony Allegro. We have received additional funding from equipment financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our Employee Stock Purchase Plan. As of December 31, 2006, we had $42.6 million in cash, cash equivalents and marketable securities, $50.0 million of marketable securities held by Symphony Allegro, and $2.8 million available under an equipment financing line of credit. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.

Net cash used in operating activities was $33.3 million, $22.0 million and $15.5 million in 2006, 2005 and 2004, respectively. The net cash used in each of these periods primarily reflects net loss for these periods, offset in part by depreciation, non-cash stock-based compensation, extinguishment of officer notes receivable and non-cash changes in operating assets and liabilities.

Net cash provided by (used in) investing activities was $(61.4) million, $15.9 million and $(23.7) million in 2006, 2005 and 2004, respectively. Investing activities consist primarily of purchases and sales of marketable securities and capital purchases. During 2006 and 2004 we purchased $2.9 million and $21.5 million of marketable securities, net of sales, respectively with 2006 also including net purchases of $50.0 million of investments by Symphony Allegro. In 2005 we sold $21.6 million of marketable securities, net of purchases. Purchases of property and equipment were $8.1 million, $5.6 million and $2.2 million in 2006, 2005 and 2004, respectively. A significant portion of the increased purchase of property and equipment in 2006 related to the purchase of production equipment for our pilot manufacturing facility which we expect to complete in 2007 and to the build out of our leased facility in Mountain View, California. A significant portion of the increased purchase of property and equipment in 2005 related to our expansion into a second leased facility in Palo Alto, California. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations.

Net cash provided by financing activities was $94.9 million, $4.1 million, and $50.6 million in 2006, 2005 and 2004, respectively. Financing activities consist primarily of proceeds from the sale of our common and preferred stock, issuance of a noncontrolling interest, and equipment financing arrangements. During 2006, we received net proceeds from the issuance of common stock of $44.9, and during 2004 we received net proceeds from the issuance of preferred stock of $49.9 million. In 2006, we received net proceeds of $47.2 from purchase of noncontrolling interests by preferred shareholders in Symphony Allegro, net of fees. Proceeds from equipment financing arrangements, net of payments, were $1.8 million, $3.7 million and $666,000 during 2006, 2005 and 2004, respectively.

We believe that our current cash, cash equivalents and marketable securities along with interest earned thereon, the funding available from Symphony Allegro, Inc., the funds available under our equipment financing agreement and the proceeds from option exercises and purchases of common stock pursuant to our Employee Stock Purchase Plan, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures through at least the end of the first quarter of 2008. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying this estimate include:

•	expenditures related to continued preclinical and clinical development of our lead product candidates during this period within budgeted levels;

•	the timing and amount of payments from Symphony Allegro;

•	no unexpected costs related to the development of our manufacturing capability;

•	the hiring of a number of new employees at salary levels consistent with our estimates to support our continued growth during this period; and

•	satisfaction of the condition to release additional funds under our equipment financing agreement in 2007.

Our future contractual obligations, including financing costs, at December 31, 2006 were as follows:

	Payments Due by Period
		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)

Equipment financing obligations	$9,929	$3,466	$5,956	$507	$—
Autoliv co-development payments	416	333	83	—	—
Operating lease obligations	28,425	1,756	3,928	5,017	17,724

Total	$38,770	$5,555	$9,967	$5,524	$17,724

Related Party Transactions

We had various notes receivable from officers that were extinguished in December 2005. Additionally, we have one note receivable outstanding as of December 31, 2006 from an employee. For a description, see Note 9 of “Notes to Consolidated Financial Statements.”

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (FIN 48). FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. FIN 48 also requires extensive disclosures about uncertainties in the income tax positions taken. We will adopt FIN 48, as required on January 1, 2007. We have not performed the calculations related to this implementation and therefore the impact of FIN 48 on its financial statements is unknown at this time.

On June 1, 2005 the FASB issued SFAS 154, Accounting Changes and Error Correction, which replaces APB 20, “Accounting Changes,” and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made in fiscal years beginning after June 1, 2005. We adopted SFAS 154 on January 1, 2006. The adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for us beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations and cash flows and do not believe the impact of the adoption will be material.

Off-Balance Sheet Arrangements

None

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, which have maturities of less than three months, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of December 31, 2006, we had cash, cash equivalents and marketable securities of $42.6 million and investments held by Symphony Allegro of $50.0 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates.

Item 8.	Financial Statements and Supplementary Data

ALEXZA PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets as of December 31, 2006 and 2005	60
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 and for the period from December 19, 2000 (inception) to December 31, 2006	61
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from December 19, 2000 (inception) to December 31, 2006	62
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 and for the period from December 19, 2000 (inception) to December 31, 2006	68
Notes to Consolidated Financial Statements	69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alexza Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Alexza Pharmaceuticals, Inc. (a development stage company) (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006 and for the period from December 19, 2000 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexza Pharmaceuticals, Inc. (a development stage company) at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 and for the period from December 19, 2000 (inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for share-based payments made to employees and directors.

/s/  Ernst & Young LLP

Palo Alto, California
March 27, 2007

ALEXZA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except
	share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$17,032	$16,787
Marketable securities	25,591	21,582
Investments held by Symphony Allegro, Inc.	49,956	—
Grant receivable	—	35
Prepaid expenses and other current assets	1,263	1,797

Total current assets	93,842	40,201
Property and equipment, net	11,136	6,774
Restricted cash	604	204
Officer and employee notes receivable, net of unamortized discount	83	78
Other assets	101	148

Total assets	$105,766	$47,405

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,933	$2,924
Accrued clinical trial expense	1,641	361
Other accrued expenses	3,849	4,438
Current portion of equipment financing obligations	2,770	1,718

Total current liabilities	14,193	9,441
Other liabilities	1,191	—
Noncurrent portion of equipment financing obligations	5,865	5,155
Noncontrolling interest in Symphony Allegro, Inc.	34,743	—
Commitments
Convertible preferred stock, $0.0001 par value, no shares authorized at December 31, 2006 and 82,000,221 shares authorized at December 31, 2005; no shares issued and outstanding at December 31, 2006 and 79,856,703 shares issued and outstanding at December 31, 2005; aggregate liquidation preference of $109,513 at December 31, 2005	—	107,194
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2006 and no shares authorized at December 31, 2005; no shares issued and outstanding at December 31, 2006 or 2005	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2006 and 112,500,000 shares authorized at December 31, 2005; 23,819,313 shares issued and outstanding at December 31, 2006, 1,920,114 shares issued and outstanding at December 31, 2005	2	—
Additional paid-in capital	170,442	5,740
Deferred stock compensation	(1,703)	(2,925)
Other comprehensive income (loss)	9	(30)
Deficit accumulated during development stage	(118,976)	(77,170)

Total stockholders’ equity (deficit)	49,774	(74,385)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$105,766	$47,405

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				December 19,
				2000 (Inception)
	Year Ended December 31,			to December 31,
	2006	2005	2004	2006
	(In thousands, except per share amounts)

Revenue	$1,028	$2,230	$2,436	$6,945
Operating expenses:
Research and development	36,494	26,235	15,147	97,473
General and administrative	9,969	9,654	4,155	30,175
Acquired in-process research and development	—	—	—	3,916

Total operating expenses	46,463	35,889	19,302	131,564

Loss from operations	(45,435)	(33,659)	(16,866)	(124,619)
Interest and other income, net	2,687	1,615	467	5,566
Interest expense	(778)	(358)	(226)	(1,643)

Loss before noncontrolling interest in Symphony Allegro, Inc.	(43,526)	(32,402)	(16,625)	(120,696)
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	1,720	—	—	1,720

Net loss	$(41,806)	$(32,402)	$(16,625)	$(118,976)

Basic and diluted net loss per common share	$(2.13)	$(18.98)	$(11.41)

Shares used to compute basic and diluted net loss per common share	19,584	1,707	1,457

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

											Deficit
											Accumulated	Total
							Additional	Stockholder	Deferred	Other	During the	Stockholders’
	Convertible Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	(Deficit)
	(In thousands, except share and per share amounts)

Issuance of common stock to founders at $0.22 per share in December 2000 in exchange for technology and cash of $8	—	$—	—	$—	454,536	$—	$100	$—	$—	$—	$—	$100
Issuance of Series A preferred stock for cash at $0.40 per share in July 2001, net of issuance costs of $9	2,500,000	991	—	—	—	—	—	—	—	—	—	—
Issuance of Series A1 preferred stock at $1.55 per share in December 2001, in connection with merger	1,610,250	2,496	—	—	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock for cash at $1.40 per share in December 2001, net of issuance costs of $71	6,441,000	8,946	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with merger at $1.10 per share in December 2001	—	—	—	—	868,922	—	956	—	—	—	—	956
Warrants assumed in merger transaction	—	—	—	—	—	—	10	—	—	—	—	10
Issuance of common stock for cash at $0.22 per share upon exercise of options in December 2001	—	—	—	—	9,090	—	2	—	—	—	—	2
Compensation expense related to consultant stock options	—	—	—	—	—	—	3	—	—	—	—	3
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	(5,652)	(5,652)

Balance at December 31, 2001 (carried forward)	10,551,250	$12,433	—	$—	1,332,548	$—	$1,071	$—	$—	$—	$(5,652)	$(4,581)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

											Deficit
											Accumulated	Total
							Additional	Stockholder	Deferred	Other	During the	Stockholders’
	Convertible Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	(Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2001 (brought forward)	10,551,250	$12,433	—	$—	1,332,548	$—	$1,071	$—	$—	$—	$(5,652)	$(4,581)
Issuance of common stock for cash at $0.22 per share upon exercise of options in February 2002	—	—	—	—	10,606	—	3	—	—	—	—	3
Issuance of warrants to purchase Series B preferred stock in March 2002, in connection with equipment financing loan	—	27	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for cash at $0.22 per share upon exercise of options in July 2002	—	—	—	—	2,180	—	—	—	—	—	—	—
Issuance of common stock to stockholder at $0.99 per share in exchange for promissory note in July 2002	—	—	—	—	53,156	—	53	(53)	—	—	—	—
Issuance of Series C preferred stock for cash at $1.56 per share in September 2002, net of issuance costs of $108	28,870,005	44,892	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for cash at $1.05 per share in October 2002	—	—	—	—	(2,634)	—	(3)	—	—	—	—	(3)
Issuance of common stock for cash at $1.05 per share for services upon exercise of warrants in December 2002	—	—	—	—	9,368	—	10	—	—	—	—	10
Compensation expense related to consultant stock options	—	—	—	—	—	—	10	—	—	—	—	10
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	51	—	51
Net loss	—	—	—	—	—	—	—	—	—	—	(8,163)	(8,163)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(8,112)

Balance at December 31, 2002 (carried forward)	39,421,255	$57,352	—	$—	1,405,224	$—	$1,144	$(53)	$—	$51	$(13,815)	$(12,673)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

											Deficit
											Accumulated	Total
							Additional	Stockholder	Deferred	Other	During the	Stockholders’
	Convertible Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	(Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2002 (brought forward)	39,421,255	$57,352	—	$—	1,405,224	$—	$1,144	$(53)	$—	$51	$(13,815)	$(12,673)
Issuance of common stock for cash at $0.22, $0.99 and $1.10 per share upon exercise of options	—	—	—	—	74,903	—	47	—	—	—	—	47
Issuance of warrants to purchase Series C preferred stock in connection with equipment financing loan in January 2003	—	35	—	—	—	—	—	—	—	—	—	—
Issuance of warrants to purchase Series C preferred stock in connection with equipment financing loan in September 2003	—	27	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for cash at $1.05 per share in January 2003	—	—	—	—	(1,172)	—	(1)	—	—	—	—	(1)
Repurchase of common stock for cash at $0.22 per share in November 2003	—	—	—	—	(14,772)	—	(3)	—	—	—	—	(3)
Compensation expense related to consultant stock options	—	—	—	—	—	—	31	—	—	—	—	31
Deferred stock compensation expense related to modification of consultant stock option	—	—	—	—	—	—	1	—	(1)	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	—	—	—	—	—	—	(14,328)	(14,328)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(14,383)

Balance at December 31, 2003 (carried forward)	39,421,255	$57,414	—	$—	1,464,183	$—	$1,219	$(53)	$(1)	$(4)	$(28,143)	$(26,982)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

											Deficit
											Accumulated	Total
							Additional	Stockholder	Deferred	Other	During the	Stockholders’
	Convertible Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	(Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2003 (brought forward)	39,421,255	$57,414	—	$—	1,464,183	$—	$1,219	$(53)	$(1)	$(4)	$(28,143)	$(26,982)
Cancellation of unvested common stock at $0.99 per share in March 2004	—	—	—	—	(24,365)	—	(24)	24	—	—	—	—
Repayment of vested portion of stockholder note receivable for cash	—	—	—	—	—	—	—	29	—	—	—	29
Issuance of warrants to purchase Series C preferred stock in connection with equipment financing loan in April 2004	—	20	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for cash at $0.22, $0.99 and $1.10 per share upon exercise of options	—	—	—	—	100,192	—	72	—	—	—	—	72
Repurchase of common stock for cash at $1.05 per share in September 2004	—	—	—	—	(404)	—	—	—	—	—	—	—
Issuance of Series D preferred stock at $1.29 per share in November and December 2004, net of issuance costs of $2,239	40,435,448	49,760	—	—	—	—	—	—	—	—	—	—
Issuance of warrants to purchase common stock in connection with Series D financing in November 2004	—	—	—	—	—	—	91	—	—	—	—	91
Compensation expense related to consultant stock options	—	—	—	—	—	—	40	—	—	—	—	40
Compensation expense related to employee stock option modifications	—	—	—	—	—	—	19	—	—	—	—	19
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	1	—	—	1
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	—	—	—	—	(16,625)	(16,625)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(16,666)

Balance at December 31, 2004 (carried forward)	79,856,703	$107,194	—	$—	1,539,606	$—	$1,417	$—	$—	$(45)	$(44,768)	$(43,396)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

											Deficit
											Accumulated	Total
							Additional	Stockholder	Deferred	Other	During the	Stockholders’
	Convertible Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	(Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2004 (brought forward)	79,856,703	$107,194	—	$—	1,539,606	$—	$1,417	$—	$—	$(45)	$(44,768)	$(43,396)
Issuance of common stock upon exercise of options $0.22, $0.99, $1.10, per share	—	—	—	—	380,508	—	357	—	—	—	—	357
Compensation expense related to consultant stock options	—	—	—	—	—	—	195	—	—	—	—	195
Deferred stock compensation, net of $4 reversal in connection with employee terminations	—	—	—	—	—	—	3,329	—	(3,329)	—	—	—
Amortization of deferred stock compensation,	—	—	—	—	—	—	—	—	404	—	—	404
Variable compensation expense	—	—	—	—	—	—	442	—	—	—	—	442
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	—	—	—	(32,402)	(32,402)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(32,387)

Balance at December 31, 2005	79,856,703	$107,194	—	$—	1,920,114	$—	$5,740	$—	$(2,925)	$(30)	$(77,170)	$(74,385)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

											Deficit
											Accumulated	Total
							Additional	Stockholder	Deferred	Other	During the	Stockholders’
	Convertible Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	(Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2005 (brought forward)	79,856,703	$107,194	—	$—	1,920,114	$—	$5,740	$—	$(2,925)	$(30)	$(77,170)	$(74,385)
Issuance of common stock for cash and shares upon exercise of options at a weighted average price of $1.28 per share	—	—	—	—	159,446	—	195	—	—	—	—	195
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	131,682	—	896	—	—	—	—	896
Issuance of common stock for shares upon exercise of warrant	—	—	—	—	85,359	—	—	—	—	—	—	—
Issuance of common stock for cash, net of offering costs of $2,156	—	—	—	—	6,325,000	1	44,901	—	—	—	—	44,902
Conversion of convertible preferred stock into common stock	(79,856,703)	(107,194)	—	—	15,197,712	1	107,193	—	—	—	—	107,194
Compensation expense related to consultant stock options	—	—	—	—	—	—	145	—	—	—	—	145
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	1,601	—	—	—	—	1,601
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	727	—	—	727
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(495)	—	495	—	—	—
Variable compensation expense	—	—	—	—	—	—	(442)	—	—	—	—	(442)
Issuance of warrant to Symphony Allegro Holdings LLC	—	—	—	—	—	—	10,708	—		—	—	10,708
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	—	—	—	—	(41,806)	(41,806)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(41,767)

Balance at December 31, 2006	—	$—	—	$—	23,819,313	$2	$170,442	$—	$(1,703)	$9	$(118,976)	$49,774

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period From
				December 19,
				2000
				(inception) to
	Year Ended December 31,			December 31,
	2006	2005	2004	2006
		(In thousands)

Cash flows from operating activities:
Net loss	$(41,806)	$(32,402)	$(16,625)	$(118,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributed to noncontrolling interests	(1,720)	—	—	(1,720)
Stock compensation expense — consultants	145	195	40	425
Stock compensation expense — employees	1,345	442	19	1,806
Extinguishment of officer notes receivable	—	2,300	—	2,300
Amortization of deferred stock compensation	727	404	—	1,131
Issuance of common stock for intellectual property	—	—	—	92
Charge for acquired in-process research and development	—	—	—	3,916
Amortization of assembled workforce	—	—	—	222
Amortization of debt discount and deferred interest	35	47	86	275
Amortization of premium/discount on available-for-sale securities	(1,035)	444	560	999
Depreciation and amortization	3,677	2,082	972	7,449
Loss on disposal of property and equipment	28	6	—	43
Changes in operating assets and liabilities:
Grant receivable	35	292	(14)	—
Prepaid expenses and other current assets	534	(1,001)	(143)	(1,257)
Other assets	7	(148)	(1,134)	(2,643)
Accounts payable	3,009	1,994	268	5,804
Accrued clinical trial expense and other accrued expenses	505	251	518	1,790
Other liabilities	1,191	3,138	(33)	4,581

Net cash used in operating activities	(33,323)	(21,956)	(15,486)	(93,763)

Cash flows from investing activities:
Purchase of available-for-sale securities	(72,129)	(39,074)	(47,588)	(215,336)
Maturities of available-for-sale securities	69,194	60,639	26,080	188,756
Purchase of available-for-sale securities held by Symphony Allegro, Inc.	(49,975)	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	19	—	—	19
Decrease (increase) in restricted cash	(400)	(19)	—	(604)
Purchases of property and equipment	(8,067)	(5,609)	(2,168)	(18,366)
Proceeds from disposal of property and equipment	—	—	—	3
Cash paid for merger	—	—	—	(250)

Net cash provided by (used in) investing activities	(61,358)	15,937	(23,676)	(95,753)

Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options and stock purchase rights	45,993	357	74	46,493
Repurchase of common stock	—	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	49,852	104,681
Proceeds from repayment of stockholder note receivable	—	—	29	29
Proceeds from equipment term loans	3,997	4,923	1,468	13,118
Payments of equipment term loans and leases	(2,235)	(1,192)	(802)	(4,936)
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc., net of fees	47,171	—	—	47,171

Net cash provided by financing activities	94,926	4,088	50,621	206,548

Net increase (decrease) in cash and cash equivalents	245	(1,931)	11,459	17,032
Cash and cash equivalents at beginning of period	16,787	18,718	7,259	—

Cash and cash equivalents at end of period	$17,032	$16,787	$18,718	$17,032

Supplemental disclosures of cash flow information
Cash paid for interest	$728	$285	$140	$1,327

Non cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$107,194	$—	$—	$107,194

Warrant issued in conjunction with Symphony Allegro transaction	$10,708	$—	$—	$10,708

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business

Alexza Pharmaceuticals, Inc. (“Alexza” or the “Company”), was incorporated in the state of Delaware on December 19, 2000 as FaxMed, Inc. In June 2001, the Company changed its name to Alexza Corporation and in December 2001 became Alexza Molecular Delivery Corporation. In July 2005, the Company changed its name to Alexza Pharmaceuticals, Inc.

The Company is an emerging pharmaceutical company focused on the development and commercialization of novel, proprietary products for the treatment of acute and intermittent conditions. The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, conducting research and development, conducting preclinical studies and clinical trials, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage and operates in one business segment.

Basis of Consolidation

The consolidated financial statements include the accounts of Alexza and its one variable interest entity, Symphony Allegro, Inc., for which Alexza is the primary beneficiary as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated.

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

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company carries cash, cash equivalents and marketable securities available for sale at fair value. The Company’s other financial instruments, including accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value given their short-term nature.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and marketable securities and restricted cash to the extent of the amounts recorded on the balance sheets. The Company’s cash, cash equivalents, marketable securities and restricted cash are placed with high credit-quality financial institutions and issuers. All cash, cash equivalents, marketable securities and investments held by Symphony Allegro, Inc. are maintained with financial institutions that the Company’s management believes are high credit-quality. Marketable securities held by Symphony Allegro, Inc. consist of investments in a mutual fund that invests primarily in domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. and Yankee bank obligations and fully collateralized repurchase agreements. The Company believes that its established guidelines for investment of its excess cash maintain safety and liquidity through its policies on diversification and investment maturity.

Cash Equivalents and Marketable Securities

Management determines the appropriate classification of its investments at the time of purchase. These securities are recorded as either cash equivalents or marketable securities.

The Company considers all highly liquid investments with original maturities of three months or less from date of purchase to be cash equivalents. Cash equivalents consist of interest-bearing instruments including obligations of U.S. government agencies, high credit rating corporate borrowers and money market funds, which are carried at market value.

All other investments are classified as available for sale marketable securities. The Company views its available for sale investments as available for use in current operations. Accordingly, the Company has classified all investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Marketable securities are carried at estimated fair value with unrealized gains or losses included in accumulated other comprehensive income (loss) in stockholders’ equity (deficit). The fair value of marketable securities is based on quoted market prices when available, or pricing models using current market rates.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest and other income (expense), net. Realized gains and losses are also included in interest and other income (expense), net. The cost of all securities sold is based on the specific-identification method. Interest and dividends are included in interest income.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated life of the asset, generally three to five years. Lab equipment purchased through government grant agreements is depreciated over the estimated useful life of the asset or the remaining term of the grant, whichever is shorter. Leasehold improvements are amortized over the estimated useful life or the remaining lease term, whichever is shorter.

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair market value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

Under the Company’s facility lease agreements and an agreement with its utilities provider, the Company must maintain letters of credits as security for performance under these agreements. The letters of credit are secured by certificates of deposits in amounts equal to the letter of credits, which are classified as restricted cash, a non-current asset. At December 31, 2006 and 2005 the Company maintained the following letters of credits and restricted cash balances (in thousands):

	December 31,
	2006	2005

Mt. View facility	$400	$—
Palo Alto facilities	163	163
Palo Alto utility account	41	41

	$604	$204

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using discounted cash flows.

Revenue Recognition

Revenue consists primarily of amounts earned under research grants with the National Institute of Health. The Company’s federal government research grants provide for the reimbursement of qualified expenses for research and development as defined under the terms of each grant. Equipment purchased specifically for grant programs is recorded at cost and depreciated over the grant period. Revenue under grants is recognized when the related qualified research and development expenses are incurred up to the limit of the approval funding amounts. Grant receivables reflect amounts of qualified research and development expenses incurred under research grants, which have not yet been reimbursed to the Company.

Research and Development

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred.

Clinical development costs are a significant component of research and development expenses. The Company has a history of contracting with third parties that perform various clinical trial activities on its behalf in the ongoing development of its product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. The Company accrues and expenses costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines its estimates through discussions with internal clinical personnel and outside service providers to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company uses the liability method for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when the expected realization for the tax assets does not meet more likely than not criteria.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive income (loss) for all periods presented has been disclosed in the Company’s Consolidated Statements of Convertible Preferred stock and Stockholders’ Equity (Deficit).

Stock-Based Compensation

The components of the share-based compensation recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Year Ended December 31, 2006
	General &	Research &
	Administrative	Development	Total

Employee stock options granted prior to January 1, 2006	$253	$474	$727
Employee share-based awards granted on or subsequent to January 1, 2006	415	335	750
Employee Stock Purchase Plan	212	825	1,037
Non-employee stock option awards	9	136	145
Variable share-based compensation	(442)	—	(442)

	$447	$1,770	$2,217

	Year Ended December 31, 2005
	General &	Research &
	Administrative	Development	Total

Employee stock options granted prior to January 1, 2006	$169	$235	$404
Non-employee stock option awards	10	185	195
Variable share-based compensation	694	(252)	442

	$873	$168	$1,041

	Year Ended December 31, 2004
	General &	Research &
	Administrative	Development	Total

Employee stock options granted prior to January 1, 2006	$—	$19	$19
Non-employee stock option awards	—	40	40

	$—	$59	$59

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R (“SFAS 123R”), Share-Based Payment — An Amendment of FASB Statements No. 123 and 95. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The effect of adopting SFAS 123R for the year ended December 31, 2006 was to increase net loss by $1,787,000 and to increase basic and diluted net loss per share by $0.09.

Employee Share-Based Awards Granted Prior to January 1, 2006

Compensation cost for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS 123R, are accounted for using the option’s intrinsic value. The Company recorded the total valuation of these options as a component of stockholders’ equity (deficit), which will be amortized over the vesting period of the applicable option on a straight line basis. During the year ended December 31, 2006, the Company reversed $495,000 of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. The Company had no such reversals in the years ended December 31, 2005 and 2004. At December 31, 2006, the expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

2007	$651
2008	651
2009	401

$1,703

Employee Share-Based Awards Granted On or Subsequent to January 1, 2006

Compensation cost for employee share-based awards granted on or after January 1, 2006, the date the Company adopted SFAS 123R, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and will be recognized over the vesting period of the applicable award on a straight-line basis. During the year ended December 31, 2006 the Company issued employee share-based awards in the form of stock options and restricted stock units under the Company’s equity incentive plans and stock purchase rights under the Company’s employee stock purchase plan.

Stock Options, Stock Purchase Rights and Restricted Stock Units

During the year ended December 31, 2006, the weighted average fair value of the employee stock options granted was $5.50, the weighted average fair value of stock purchase rights granted was $3.23 and the weighted average fair value of restricted stock units granted was $7.00.

The estimated fair value of restricted stock units awards is calculated based on the market price of Alexza’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on Alexza

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock prior to vesting of the restricted stock unit. The Company’s estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following assumptions:

Year Ended
December 31,
2006

Stock Option Plans
Weighted-average expected term	6.1 years
Expected volatility	80%
Risk-free interest rate	4.71%
Dividend yield	0%
Employee Stock Purchase Plan
Weighted-average expected term	1.4 years
Expected volatility	53%
Risk-free interest rate	4.77%
Dividend yield	0%

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

Under the Employee Stock Purchase Plan, the expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period at the time of an employee’s enrollment.

Volatility.  Since the Company is a newly public entity with no historical data on volatility of its stock, the expected volatility used for fiscal 2006 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.

Risk-Free Interest Rate.  The risk-free rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options or purchase rights on the date of grant.

Dividend Yield.  The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeiture Rate.  SFAS 123R also requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated forfeiture rate is approximately 5.9%.

As of December 31, 2006, there was $3,555,000, $192,000 and $706,000 of total unrecognized compensation costs related to non-vested stock option awards issued after January 1, 2006, non-vested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 3.5 years, 3.5 years and 1.0 years, respectively.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonemployee Stock Option Awards

The Company has granted options to purchase shares of common stock to nonemployees with exercise prices ranging from $0.22 to $9.01. The Company used the Black-Scholes valuation model, using a volatility rate of 80%, an expected life representing the remaining contractual life, which ranged from 0.5 to 10 years, an expected dividend yield of 0% and a weighted average risk-free interest rate of 5.08% to value the newly issued stock options and the nonemployee stock options outstanding as of December 31, 2005. As of December 31, 2006, stock options to acquire 2,606 shares are subject to remeasurement of fair value. The stock compensation costs of these options granted to nonemployees are remeasured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of service received.

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

On March 7, 2006 (“the Settlement Date”), in settlement for the extinguishment of the officer housing loans, the Company increased the exercise price on the above mentioned stock option awards held by these officers from $1.10 per share to $8.00 per share, the initial public offering price, which reduced the aggregate intrinsic value of these options by $3.4 million. These options were accounted for as variable awards. As a result of changes in the Company’s stock price, the Company recorded a $442,000 reduction in compensation expense in 2006. In 2005, the Company recorded share-based compensation expense of $442,000 related to these options and did not incur such an expense in 2004. As the exercise price was fixed in March 2006, the contingency was resolved and variable accounting for these options ceased.

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

There was no share-based compensation capitalized as of December 31, 2006.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (FIN 48). FIN 48 provides measurement and recognition guidance related to accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions. FIN 48 also requires extensive disclosures about uncertainties in the income tax positions taken. The Company will adopt FIN 48, as required on January 1, 2007. The Company has not performed the calculations related to this implementation and therefore the impact of FIN 48 on its financial statements is unknown at this time.

On June 1, 2005 the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB 20, “Accounting Changes,” and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made in fiscal years beginning after June 1, 2005. The Company adopted SFAS 154 on January 1, 2006. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

3.	Net Loss per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less weighted average shares subject to repurchase. Stock options, warrants, unvested restricted stock units, common stock subject to repurchase by the Company, and shares to be issued upon conversion of the convertible preferred stock were not included in the net loss per share calculation for the years ended December 31, 2006, 2005 and 2004 because the inclusion of such shares would have had an anti-dilutive effect. The following outlines the Company’s computation of its basic and diluted net loss per share (in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Historical
Numerator:
Net loss	$(41,806)	$(32,402)	$(16,625)
Denominator:
Weighted-average common shares outstanding	19,584	1,707	1,471
Less: Weighted-average unvested common shares subject to repurchase	—	—	(14)

Denominator for basic and diluted net loss per share	19,584	1,707	1,457
Basic and diluted net loss per share	$(2.13)	$(18.98)	$(11.41)

Potentially dilutive securities include the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Outstanding stock options	2,611	2,008	1,663
Unvested restricted stock units	34	—	—
Warrants to purchase common stock	2,015	178	178
Convertible preferred stock	—	79,857	79,857

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Cash, Cash Equivalents, Marketable Securities and Restricted Cash

Cash, cash equivalents, marketable securities and restricted cash consisted of:

	December 31,
	2006	2005
	(In thousands)

Cash	$401	$1,749
Money market accounts	16,631	13,298
Certificates of deposit	604	204
Commercial paper	—	1,740
Government securities	—	7,948
Corporate debt securities	25,591	3,662
Asset-backed securities	—	9,972

	$43,227	$38,573

Reported as:
Cash and cash equivalents	$17,032	$16,787
Marketable securities	25,591	21,582
Restricted cash	604	204

	$43,227	$38,573

At December 31, 2006, all of the Company’s marketable securities have a maturity date of less than one year.

Fair values of cash equivalents and marketable securities approximate cost primarily due to the short-term maturities of the investments and the low incidence of changes in security credit ratings. Unrealized gains and losses on available-for-sale securities were reported as a component of stockholders’ equity (deficit).

Investments held by Symphony Allegro, Inc. consist of investments in a mutual fund that invests primarily in domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. and Yankee bank obligations and fully collateralized repurchase agreements.

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2006	2005
	(In thousands)

Lab equipment	$9,490	$5,838
Computer equipment and software	4,175	2,630
Furniture	609	522
Leasehold improvements	4,231	1,544

	18,505	10,534
Less: accumulated depreciation	(7,369)	(3,760)

	$11,136	$6,774

Property and equipment includes lab equipment acquired under capital leases of $195,000 at December 31, 2006 and 2005. Accumulated amortization of the lab equipment under capital leases was $195,000 and $190,000 at

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006 and 2005, respectively. Amortization of property and equipment under capital leases is included in depreciation and amortization expense in the statement of cash flows.

Property and equipment also includes equipment that secures the Company’s equipment financing agreements of $13,653,000 and $8,766,000 at December 31, 2006 and 2005, respectively. Accumulated depreciation related to assets under the equipment financing loans was $6,090,000 and $3,022,000 at December 31, 2006 and 2005, respectively. Amortization of property and equipment under equipment financing agreements is included in depreciation and amortization expense in the statement of cash flows.

6.	Other Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2006	2005
	(In thousands)

Accrued compensation	$2,856	$3,447
Accrued professional fees	349	774
Accrued lease liability	—	38
Other	644	179

	$3,849	$4,438

7.	Commitments

Equipment Financing Obligations

The Company finances a portion of its fixed asset acquisitions through equipment financing agreements. Loans drawn from the equipment financing agreement are secured by certain fixed assets of the Company. Fixed asset purchases used to secure draws on the equipment financing agreement are recorded on the Company’s balance sheet at cost. A liability is recorded upon the Company making a draw on the agreements.

In March 2002, the Company entered into an equipment financing agreement for up to $1,000,000. The Company modified the agreement in January 2003, September 2003 and March 2004, to increase the available credit to $3,200,000. The Company issued warrants to purchase Series B and Series C preferred stock in connection with these modifications of the equipment financing agreement (see Note 12). In May 2005, the Company further modified this equipment financing agreement by consolidating its loans under the agreement into one term loan with 48 equal installments and a fixed interest rate of 7.25%.

In May 2005, the Company entered into an equipment financing agreement with a second lender for up to $8,100,000. The agreement was amended in 2006 to increase the available credit to $8,700,000. Advances are to be repaid in 48 installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasuries of comparable maturities and has ranged from 9.2% to 9.98%. The equipment purchased under the equipment financing agreement is pledged as security. No additional borrowings are available under this agreement as of December 31, 2006.

In December 2006, the Company entered into an equipment financing agreement with two lenders for up to $12,000,000. Advances are to be repaid in 36 — 48 monthly installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasuries of comparable maturities. The equipment purchased under the equipment financing agreement is pledged as security. Initially, the agreement allows the Company to borrow up to $3,000,000 against the agreement. Upon the Company closing corporate collaborations and equity financings with an aggregate of at least $65 million of funding, the remaining $9,000,000 will be available for

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional borrowings. As of December 31, 2006, the Company has obtained $50 million of funding against this requirement. As of December 31, 2006, the Company had borrowed $220,000 against this agreement.

Future principal payments under the equipment financing agreements as of December 31, 2006 are as follows (in thousands):

2007	$2,770
2008	3,037
2009	2,337
2010	491

Total	$8,635

Operating Leases

The Company leases two buildings with an aggregate of 65,143 square feet of office and laboratory facilities in Palo Alto, California. The leases expire in December 2007 and the Company has an option to extend the lease on one facility to March 31, 2008. In August 2006, the Company entered into an agreement to lease 65,604 square feet for office, laboratory and manufacturing facilities in Mountain View, California. The agreement has an initial term of 11 years with two options to extend the lease for five years each. Lease payments for the new facility will begin in April 2007. The agreement includes a provision for the landlord to reimburse the Company up to $8,332,000 for tenant improvements made to the building, as of December 31, 2006, the Company has received $396,000 in reimbursements.

The Company also leased (but did not occupy) premises in Pleasanton, California. This lease was initiated by MDC prior to its merger with the Company. This lease expired in July 2005. The Company sublet this facility to a third party under a non-cancelable sublease through July 2005, the end of the Company’s lease.

Future minimum lease payments under non-cancelable operating leases at December 31, 2006 were as follows (in thousands):

2007	$1,756
2008	1,665
2009	2,263
2010	2,471
2011	2,545
Thereafter	17,725

Total minimum payments	$28,425

Rental expense was $2,514,000, $1,194,000, $777,000, and $5,741,000 for the years ended December 31, 2006, 2005 and 2004, and for the period from December 19, 2000 (inception) to December 31, 2006, respectively. Rental income from the sublease agreement was $0, $53,000, $72,000, and $125,000 for the years ended December 31, 2006, 2005 and 2004 and for the period from December 19, 2000 (inception) to December 31, 2006, respectively.

8.	Symphony Allegro, Inc.

On December 1, 2006 (the “Closing Date”), the Company entered into a series of related agreements with Symphony Allegro, Inc. providing for the financing of the clinical development of its AZ-002, Staccato alprazolam, and AZ-004, Staccato loxapine, product candidates (the “Programs”). Pursuant to the agreements, Symphony Allegro, Inc. (“Allegro”) has agreed to invest up to $50.0 million to fund the clinical development of these

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Programs, and the Company licensed to Allegro its intellectual property rights related to these Programs. Allegro is a wholly owned subsidiary of Symphony Allegro Holdings LLC (“Holdings”), which provided $50.0 million in funding to Allegro on December 18, 2006. The Company continues to be primarily responsible for the development of these Programs.

In accordance with FIN 46R, the Company determined that Allegro is a variable interest entity for which it is the primary beneficiary. As a result, the Company will include the financial condition and results of operations of Allegro in its consolidated financial statements. Accordingly, the Company has deducted the losses attributable to the noncontrolling interest in Allegro from the Company’s net loss in the consolidated statement of operations and the Company also reduced the noncontrolling interest holders’ ownership interest in Allegro in the consolidated balance sheet by Allegro’s losses. For the year ended December 31, 2006, the losses attributed to the noncontrolling interest holders were $1.7 million. The Company also reduced the noncontrolling interest holders’ ownership interest in Allegro in the consolidated balance sheet by $2.85 million related to a structuring fee and related expenses that the Company incurred in connection with the closing of the Allegro transaction.

Pursuant to the agreements, the Company received an exclusive purchase option (the “Purchase Option”) that gives the Company the right, but not the obligation, to acquire all, but not less than all, of the equity of Allegro, thereby allowing the Company to reacquire all of the Programs. This Purchase Option is exercisable at any time, beginning on the one-year anniversary of the Closing Date and ending on the four-year anniversary of the Closing Date (subject to an earlier exercise right in limited circumstances), at predetermined prices. The Purchase Option exercise price may be paid for in cash or in a combination of cash and the Company’s common stock, at the Company’s sole discretion, provided that the common stock portion may not exceed 40% of the Purchase Option exercise price, or 10% of our common stock issued and outstanding as of the purchase option closing date.

Pursuant to the agreements, the Company issued to Holdings a five-year warrant to purchase 2,000,000 shares of the Company’s common stock at $9.91 per share. The warrants issued upon closing were assigned a value of $10.7 million in accordance with the Black-Scholes option valuation methodology, which has also been recorded as a reduction to the noncontrolling interest in Allegro. Pursuant to the agreements, the Company has no further obligation beyond the items described above and the Company has no obligation to the creditors of Allegro as a result of our involvement with Allegro.

9.	Related Party Transactions

Chief Executive Officer Note Receivable

In June 2003, in connection with a new home purchase associated with relocation to the San Francisco Bay Area, the Company loaned its chief executive officer (“CEO”) $1,200,000 pursuant to a secured, non-interest bearing promissory note. The note was due and payable upon certain conditions, including the filing of a registration statement in connection with an initial public offering.

Since there was no established exchange price or ready market for the CEO note, the Company estimated the note’s present value using a 5.19% interest rate, resulting in a total note receivable discount and a deferred charge of $115,000 for the year ended December 31, 2003. The discount on the note receivable and the deferred charge were amortized as interest income and compensation expense over a two-year period, the estimated term of the promissory note.

In 2004, the Company’s estimated term of the CEO note was extended for an additional year. As a result, the Company re-valued the note’s present value using 5.19% interest rate and recorded an additional discount and deferred charge of $60,000, which was added to the unamortized discount and deferred charge from the original valuation and was amortized as interest income and compensation expense over an eighteen month period, the new estimated term of the promissory note. The Company recorded $58,000 of interest income and compensation expense during each of the years ended December 31, 2005 and 2004.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2005, the Company amended the loan agreement, CEO note and stock option agreement. The amendment provided that, prior to the filing of a registration statement in connection with an initial public offering, the Company had the right to repurchase a portion of the stock option or shares underlying the stock option having a value determined by the board of directors up to $1,200,000 plus applicable taxes incurred by the CEO. The vesting of the stock option may be accelerated to the extent necessary for the Company to repurchase the portion of the stock option or shares underlying the stock option it elects to repurchase. The amendment also provided that in the event the stock option shares or shares underlying the stock option are repurchased, the Company would grant the CEO a new stock option for the number of shares repurchased at the then fair market value of common stock.

Senior Vice President of Corporate and Business Development Notes Receivable

In April 2004, in connection with a new home purchase associated with relocation to the San Francisco Bay Area, the Company loaned its senior vice president of corporate and business development (“Senior VP”) $1,000,000 in the form of two secured promissory notes in the amount of $500,000 each. The first promissory note was temporary, carried interest at a rate of 5.00% per annum, and was due and payable to the Company no later than December 31, 2004. The second note was non-interest bearing and was due and payable upon certain conditions, including the filing of a registration in connection with an initial public offering.

Since there was no established exchange price or ready market for the second Senior VP note, the Company estimated the second note’s present value using a 5.78% interest rate, resulting in a total note receivable discount and deferred charge of $61,000. The discount on the second note receivable and the deferred charge are being amortized as interest income and compensation expense over twenty-seven months, the estimated term of the second promissory note.

In October 2004, the Senior VP made a $455,000 principal payment on the first, temporary promissory note. As of December 31, 2004, the Senior VP owed the Company $58,000, including $13,000 of accrued interest related to the first note.

In April 2005, the Company amended the second Senior VP note and stock option agreement and loaned the Senior VP an additional $100,000 pursuant to a third secured promissory note. The third note was non-interest bearing. The officer used $58,000 of the proceeds to pay the remaining principal and interest on the first promissory note. The third note was due and payable upon certain conditions, including the filing of a registration statement in connection with an initial public offering.

The amendment provided that prior to the filing of a registration statement in connection with an initial public offering, the Company had the right to repurchase a portion of the stock option having a value determined by the board of directors up to $600,000 plus applicable taxes incurred by the Senior VP. The vesting of the stock option may be accelerated to the extent necessary for the Company to repurchase the portion of the stock option or shares underlying the stock option it elects to repurchase. The amendment also provided that in the event the stock option or shares underlying the stock option are repurchased, the Company would grant the Senior VP a new stock option for the number of shares repurchased at the then fair market value of common stock.

Since there was no established exchange price or ready market for the third Senior VP note, the Company estimated the third note’s present value using a 5.87% interest rate, resulting in a total note receivable discount and deferred charge of $7,000. The discount on the third receivable and the deferred charge were being amortized as compensation expense over 14 months, the estimated term of the third promissory note.

During the years ended December 31, 2005 and 2004, the Company recorded $31,000 and $21,000 of interest income and compensation expense, respectively, related to the first and third Senior VP’s notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Vice President of Research and Development Note Receivable

In December 2004, in connection with a new home purchase associated with relocation to the San Francisco Bay Area, the Company loaned its senior vice president of research and development (“Senior VP of R&D”) $500,000 pursuant to a secured, non-interest bearing promissory note. The note was secured by a stock option agreement with the Senior VP of R&D for the purchase of 109,090 shares of common stock. The note was due and payable upon certain conditions, including the filing of a registration statement in connection with an initial public offering. Prior to the filing of a registration statement in connection with an initial public offering, the Company had the right to repurchase a portion of the stock option or shares underlying the stock option having a value determined by the board of directors up to $500,000 plus applicable taxes incurred by the Senior VP of R&D. The vesting of the stock option may be accelerated to the extent necessary for the Company to repurchase the portion of the stock option or shares underlying the stock option it elects to repurchase. The amendment also provided that in the event the stock option or shares underlying the stock option are repurchased, the Company would grant the Senior VP of R&D a new stock option for the number of shares repurchased at the then fair market value of common stock.

Since there was no established exchange price or ready market for the Senior VP of R&D note, the Company estimated the note’s present value using a 6.19% interest rate, resulting in a total note receivable discount and a deferred charge of $44,000. The discount on the note receivable and the deferred charge were being amortized as interest income and compensation expense over an eighteen month period, the estimated term of the promissory note. During the years ended December 31, 2005 and 2004, the Company recorded $30,000 and $0 of interest income and compensation expense, respectively, related to the Senior VP of R&D’s note.

Extinguishment of Officer Notes

In December 2005, the Company extinguished the housing loans that were made to three executive officers, the Chief Executive Officer, Senior Vice President of Corporate and Business Development, and Senior Vice President of Research and Development, having an aggregate principal value of $2.3 million and agreed to pay $1.7 million of taxes related to the extinguishment on the officers’ behalf. In connection with the loan extinguishment agreements, the Company entered into a commitment with the officers to settle the loan extinguishment, prior to the closing of the Company’s initial public offering, by reducing the aggregate intrinsic value of certain stock option awards to acquire up to 490,908 common shares. As a result, variable stock-based compensation expense in the statement of operations and accrued stock compensation expense on the balance sheet were reduced from $4.5 million to $442,000, which reflects a reduction equal to the $4.0 million loan extinguishment and related taxes.

The remaining accrued stock compensation expense liability was reclassified to additional paid-in-capital on the balance sheet upon extinguishment. The remaining unamortized discount on officer notes receivable of $60,000 was offset against deferred compensation at the time of the officer note extinguishments.

On March 7, 2006 (“the Settlement Date”), in settlement for the extinguishment of the officer housing loans, the Company increased the exercise price on the above mentioned stock option awards held by these officers from $1.10 per share to $8.00 per share, the initial public offering price, which reduced the aggregate intrinsic value of these options by $3.4 million. These options were accounted for as variable awards. As a result of changes in the Company’s stock price, the Company recorded a $442,000 reduction in share-based compensation expense during the three months ended March 31, 2006. As the exercise price was fixed in March 2006, the contingency was resolved and variable accounting for these options ceased.

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

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations to a Former Officer

In June 2003, the Company recorded a severance charge of $425,000 related to the termination of an officer of the Company. During the years ended December 31, 2005 and 2004, the Company made payments of $102,000 and $213,000, respectively, against the severance accrual. As of December 31, 2005, all of the severance obligations had been paid.

The Company had an obligation to provide the former officer a nonrecourse loan, secured by Company stock owned by the former officers, of up to $400,000. The right to request a loan under the loan expired unused in December 2006.

Note Receivable from Stockholder

In July 2002, the Company entered into a full recourse promissory note agreement with an employee, the proceeds of which were used to exercise an option to purchase common stock of the Company prior to the vesting of such option. The Company had the right to repurchase any unvested shares upon the employee’s termination. The promissory note was in the amount of $53,000 and carried an interest rate of prime plus 1% per annum. In February 2004, the employee terminated employment with the Company. The employee paid the outstanding principal and interest on the note related to the vested shares on the date of termination of employment. The Company repurchased the unvested shares by canceling the remaining outstanding principal balance under the note related to the unvested shares.

Employee Loan

In May 2005, the Company entered into a secured, non-interest bearing promissory note with an employee, the proceeds of which were used to assist with the purchase of a new home. The promissory note is in the amount of $100,000 and is due and payable in May 2010. Since there is no established exchange price or ready market for the employee note, the Company has estimated the note’s present value using a 5.87% interest rate, resulting in a total note receivable discount and a deferred charge of $25,000. The discount on the note receivable and the deferred charge are being amortized to compensation expense over the five year term. During the years ended December 31, 2006 and 2005, the Company recorded $5,000 and $3,000 of compensation expense and interest income, respectively.

10.	Common Stock

The Company had reserved shares of common stock for future issuances as of December 31, 2006 as follows:

Stock options outstanding	2,611,042
Unvested restricted stock units outstanding	34,080
2005 Equity Incentive Plan and 2005 Non Employee Director Stock Option Plan — shares available for issuance	530,399
Employee Stock Purchase Plan — shares available for issuance	368,318
Warrants outstanding	2,015,720

Total	5,559,559

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Convertible Preferred Stock

At December 31, 2006 and 2005, the Company was authorized to issue zero and 82,000,221 shares of convertible preferred stock, respectively. On March 31, 2006, all of the outstanding convertible preferred stock was converted into common stock. The table below outlines the number of outstanding shares in each series of convertible preferred stock and the number of common shares each series was converted into.

	Shares	Common Shares
	Issued and	Issued upon
	Outstanding	Conversion

Convertible Preferred Stock:
Series A	2,500,000	463,780
Series A-1	1,610,250	321,383
Series B	6,441,000	1,237,366
Series C	28,870,005	5,823,337
Series D	40,435,448	7,351,846

	79,856,703	15,197,712

12.	Warrants

In March 2002, in connection with an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 21,429 shares of Series B preferred stock at a per share price of $1.40. The warrants expire on the later of March 20, 2012 or seven years after the date of the Company’s initial public offering. The Company recorded a deferred financing cost of $27,000 related to the issuance of these warrants. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.40, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and a risk-free interest rate of 4.61%. The estimated fair value of the warrants is recorded as debt discount. This amount is amortized to interest expense over the commitment term of the equipment financing agreement. In 2006, the warrant was converted to purchase 4,116 shares of common stock at a price of $7.29 per share. As of December 31, 2006, this warrant remained outstanding.

In January and September 2003, in connection with the modifications of an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 24,058 and 19,247 shares of Series C preferred stock, respectively, at a per share price of $1.56. The warrants expire at the earlier of seven years after the date of the Company’s initial public offering or January 27, 2013 and September 19, 2013, respectively. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.56, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and risk-free interest rate of 4.05% and 4.45%, respectively. The estimated fair values of $35,000 and $27,000, respectively, are recorded as debt discount and are being amortized to interest expense over the remaining commitment term of the financing agreement. In 2006, these warrants were converted into warrants to purchase 4,852 shares and 3,882 shares of common stock, both at a price of $7.74 shares. As of December 31, 2006, both of these warrants remained outstanding.

In March 2004, in connection with the modifications of an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 14,232 shares of Series C preferred stock at a per share price of $1.56. The warrants expire at the earlier of seven years after the date of the Company’s initial public offering or April 9, 2014. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.56, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and risk-free interest rate of 4.35%. The estimated fair value of $20,000 was recorded as debt discount and amortized to interest expense over the remaining commitment term of the financing

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement. In 2006, the warrant was converted into a warrant to purchase 2,870 shares of common stock at a price of $7.74. As of December 31, 2006, these warrants remained outstanding.

In November 2004, in connection with the Series D preferred stock financing, the Company issued immediately exercisable and fully vested warrants to purchase 98,967 shares of common stock at a per share price of $1.10. The warrants were due to expire on November 5, 2011. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.10, an expected volatility of 100%, an expected life of 7 years, an expected dividend yield of 0%, and risk-free interest rate of 3.88%. The estimated fair value of $91,000 was recorded as Series D preferred stock issuance costs. This warrant was fully exercised in 2006.

In December 2006, in connection with the Symphony Allegro transaction (see Note 8), the Company issued to Holdings a five-year warrant to purchase 2,000,000 shares of the Company’s common stock at $9.91 per share. The warrants issued upon closing were assigned a value of $10.7 million in accordance with the Black-Scholes option valuation methodology assuming an exercise price of $9.91, an expected volatility of 80%, an expected life of 5 years, an expected dividend yield of 0% and risk-free interest rate of 4.45%. This fair value has been recorded as a reduction to the noncontrolling interest in Symphony Allegro.

13.	Equity Incentive Plans

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

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the summary of stock option activity under the Equity Incentive Plans:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price

Options granted	298,351	$0.34
Options exercised	(9,090)	$0.22

Balance as of December 31, 2001	289,261	$0.34
Options granted	210,777	$1.03
Options exercised	(65,942)	$0.84
Options forfeited	(10,909)	$0.22

Balance as of December 31, 2002	423,187	$0.61
Options granted	703,486	$1.10
Options exercised	(74,904)	$0.60
Options forfeited	(50,092)	$0.57

Balance as of December 31, 2003	1,001,677	$0.95
Options granted	893,952	$1.10
Options exercised	(100,192)	$0.74
Options forfeited	(132,641)	$1.08

Balance as of December 31, 2004	1,662,796	$1.04
Options granted	824,035	$2.86
Options exercised	(380,501)	$0.94
Options forfeited	(98,310)	$1.08

Balance as of December 31, 2005	2,008,020	$1.80
Options granted	848,075	$7.71
Options exercised	(160,662)	$1.28
Options forfeited	(82,938)	$2.00
Options cancelled	(1,453)	$8.64

Balance as of December 31, 2006	2,611,042	$5.23

Options exercisable at:
December 31, 2004	402,276	$0.89
December 31, 2005	470,990	$1.42
December 31, 2006	901,425	$4.74

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $1,003,000, $556,000 and $36,000, respectively.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the stock options outstanding at December 31, 2006 is summarized below:

	Outstanding			Exercisable
		Remaining			Remaining
		Contractual	Aggregate		Contractual	Aggregate
Exercise	Number	Life	Intrinsic	Number	Life	Intrinsic
Price	of Shares	(In Years)	Value	of Shares	(In Years)	Value

$0.22 - 0.99	40,797	4.90	$433,000	40,797	4.90	$433,000
1.10 - 1.10	545,630	7.61	5,615,000	228,234	7.39	2,349,000
1.38 - 1.38	282,416	8.37	2,827,000	105,978	8.34	1,061,000
3.30 - 3.30	190,169	8.29	1,538,000	64,854	7.31	525,000
3.31 - 7.00	242,821	9.21	1,085,000	60,310	8.93	272,000
7.20 - 7.74	329,500	9.65	1,378,000	—	—	—
7.75 - 8.00	777,109	7.71	2,634,000	400,652	7.12	1,358,000
8.01 - 9.73	202,600	9.67	578,000	600	9.81	1,000

	2,611,042	8.30	$16,088,000	901,425	7.37	$5,999,000

The intrinsic value is calculated as the difference between the market value as of December 31, 2006 and the exercise price of the shares. The market value as of December 31, 2006 was $11.39 as reported by the NASDAQ Stock Market.

Information with respect to nonvested share units (restricted stock units) as of December 31, 2006 is as follows:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Outstanding at December 31, 2005	—	$—
Granted	34,680	7.00
Exercised	—	—
Forfeited	(600)	7.00

Outstanding at December 31, 2006	34,080

As of December 31, 2006, no restricted stock units have become vested.

The Company authorized shares of common stock for issuance under the Plans as follows.

Year	Number of Shares

2001	363,636
2002	770,732
2003	454,545
2004	1,000,000
2005	25,544
2006	1,327,990

As of December 31, 2006, 530,399 shares remained available for issuance under the 2005 Plan and the Directors’ Plan.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Employee Stock Purchase Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”) and authorized for issuance thereunder 500,000 shares of common stock. The ESPP allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of a fixed offering period, generally twenty-four months with four purchase periods within each offering period. Purchases are generally made on the last trading day of each October and April. The initial offering period began March 8, 2006 and will end on April 30, 2008. Employees purchase shares at each purchase date at 85% of the market value of our common stock on their enrollment date or the end of the purchase period, whichever price is lower. The first purchase occurred on October 31, 2006, in which the Company issued 131,682 shares at a price of $6.80 per share.

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

14.	401(k) Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations. Pursuant to the 401(k) Plan, the Company does not match any employee contributions.

15.	Government Research Grants

The Company has been awarded grants from the National Institute of Health (“NIH”) for various research and development projects. The Company’s federal government research grants provide for the reimbursement of qualified expenses for research and development as defined under the terms of each grant. As of December 31, 2006, the Company had no NIH grants in place.

16.	Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception.

The reported amount of income tax expense attributable to operations for the year differs from the amount that would result from applying domestic federal statutory tax rates to loss before income taxes from operations as summarized below (in thousands):

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Federal tax benefit at statutory rate	$(14,214)	$(11,017)	$(5,653)
State tax benefit net of federal effect	(2,436)	(1,889)	(998)
Research and development credits	(1,189)	(865)	(453)
Deferred tax assets not benefited	17	9	25
Officer loan deduction for tax	—	(1,602)	—
Share-based compensation	543	1,939	—
Change in valuation allowance	17,317	14,761	7,079
Other	(38)	(1,336)	—

Total	$—	$—	$—

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The deferred tax asset was calculated using an effective tax rate of 40%. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2006	2005
	(In thousands)

Federal and state net operating loss carryforwards	$43,217	$24,857
Federal and state research and development credit carryforwards	3,349	2,129
Accrued liabilities	517	2,711
Other	1,473	1,542

Total deferred tax assets	48,556	31,239
Valuation allowance	(48,556)	(31,239)

Net deferred tax assets	$—	$—

The Company’s accounting for deferred taxes under SFAS No. 109, Accounting for Income Taxes, involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance increased by approximately $17,317,000 and $14,761,000 during the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, the Company had federal net operating loss carryforwards of approximately $110,960,000. The Company also had federal research and development tax credit carryforwards of approximately $1,974,000. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2020, if not utilized.

As of December 31, 2006, the Company had state net operating loss carryforwards of approximately $97,227,000, which will begin to expire in 2012. The Company also had state research and development tax credit carryforwards of approximately $1,965,000, which have no expiration, and a Manufacturer’s Investment Credit of $78,000, which will begin to expire in 2009, if not utilized.

As of December 30, 2006, approximately $178,000 of deferred tax assets is attributable to certain employee stock option deductions. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to shareholders’ equity rather than as a reduction of the income tax provision.

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation with substantial effect, due to the ownership change limitations provided by the Internal Revenue Code that are applicable if the Company experiences an “ownership change”. That may occur, for example, as a result of the initial public offering aggregated with certain other sales of our stock.

17.	Development Agreement

In October 2005, the Company entered into a development agreement with Autoliv ASP, Inc. (“Autoliv”) for the development of heat packages that can be incorporated into the Company’s proprietary single dose drug delivery device for sale by the Company. Under the terms of the development agreement, Autoliv and the Company have agreed to contribute $2,500,000 each toward the development efforts. The Company’s contribution is expected to

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include $1,750,000 for purchases of equipment and $750,000 for co-development efforts. Any equipment purchased by the Company will be owned by the Company and included on the balance sheet. The Company has the ability to terminate the agreement for any reason with 60 days written notice. If the Company terminates the agreement without any breach by Autoliv, the Company will be required to pay Autoliv $278,000 per calendar quarter or portion thereof elapsed after October 2005 and up to the date of termination. In 2006 we paid $333,000 to Autoliv for co-development fees under the agreement, and did not make payments under the agreement in 2005 or 2004.

Note 18 — Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

	Quarter Ended
	March 31	June 30	September 30	December 31

Fiscal 2006
Revenues	$160	$539	$329	$—
Loss from operations	(8,663)	(11,181)	(11,738)	(13,853)
Loss before noncontrolling interest in Symphony Allegro, Inc	(8,431)	(10,578)	(11,190)	(13,327)
Net loss	(8,431)	(10,578)	(11,190)	(11,607)
Basic and diluted net loss per share	$(1.15)	$(0.45)	$(0.47)	$(0.49)
Shares used in computation of basic and diluted net loss per share	7,316	23,629	23,638	23,752
Fiscal 2005
Revenues	$1,019	$853	$175	$183
Loss from operations	(6,089)	(6,844)	(9,573)	(11,153)
Net loss	(5,762)	(6,491)	(9,263)	(10,886)
Basic and diluted net loss per share	$(3.54)	$(3.86)	$(5.42)	$(6.02)
Shares used in computation of basic and diluted net loss per share	1,629	1,681	1,710	1,809

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures:

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) required by Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act, our chief executive officer and chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Exemption from Management’s Report on Internal Control Over Financial Reporting for 2006:

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly-public companies.

(c)	Changes in Internal Control Over Financial Reporting:

There has been no change in the company’s internal control over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item concerning our directors and executive officers is listed at the end of Part I of this Annual Report.

Code of Ethics

We have adopted the Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors, or Code of Conduct, which applies to all directors and employees, including executive officers, including, without limitation, our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Conduct is filed as an exhibit to this Annual Report.

Audit and Ethics Committee

The members of our audit and ethics committee are Dr. Read and Messrs. Frazier and Stein. Mr. Frazier chairs the audit and ethics committee. Our Board of Directors has determined that all members of our audit and ethics committee satisfy the independence and financial literacy requirements of the Nasdaq Global Market (as independence is currently defined under Rule 4350(c)(2)(A)(i) of the Nasdaq listing standards and the SEC Rules). Our board of directors has also determined that Mr. Frazier is an audit committee “financial expert” as defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 and satisfies the financial sophistication requirements of the Nasdaq Global Market. Our Board of Directors made a qualitative assessment of Mr. Frazier’s level of knowledge and experience based on a number of factors, including his formal education and experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon its review of the copies of such forms furnished to us and written representations from the executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2006.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

General.

Our executive officer compensation program is intended to attract, reward and retain individuals with the skills we believe are necessary for us to achieve our goals and to establish an appropriate relationship between compensation and stockholder value. We have an executive officer compensation program that consists of cash and equity awards with short and long-term components and fixed and contingent components, in proportions we believe are appropriate to incentivize, reward and retain our executive officers. We believe our executive officer compensation program fairly compensates our executive officers with respect to the value created for our stockholders and is competitive in our industry.

Our executive officer compensation program for 2006 consisted of three components:

•	Base Salary. Salary for each of our executive officers was based principally on an assessment of the executive officer’s current salary against individual performance and contribution to our overall strategic goals as well as comparable salaries at similar companies.

•	Bonus. Annual cash and equity incentive bonuses are awarded to executive officers based on the achievement of individual and company-wide performance objectives as a percent of base salary as well as bonuses for similar positions at similar companies.

•	Long-Term Incentive Compensation. Long-term incentive awards, comprised of stock option grants, are designed to link incentive compensation to our long-term performance and to align our executive officers’ interests with our stockholders’ interest.

Our Compensation Committee has not adopted any policies for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among other different forms of compensation. Our Compensation Committee believes it is more relevant to tailor executive officer’s compensation to reward and retain each executive officer. Commensurate with our philosophy of linking executive officer compensation and corporate performance, our Compensation Committee believes that a greater component of compensation for executive officers relative to other employees should be performance-based.

Role of Our Compensation Committee.

Our Compensation Committee administers, interprets and recommends to our Board of Directors our executive officer compensation policies, including our equity compensation plans. Our Compensation Committee is appointed by our Board of Directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. Our Compensation Committee is comprised of Samuel D. Colella (Chairman), Ernest Mario, Ph.D., Deepika R. Pakianathan, Ph.D. and Gordon Ringold, Ph.D.

Our Compensation Committee reviews and recommends to our Board of Directors an executive officer compensation program intended to link compensation with our compensation philosophy. Our Compensation Committee evaluates and recommends to our Board of Directors, among other things, the performance and compensation of our President and Chief Executive Officer and of our executive officers, and our strategic goals, including reviewing and approving for each executive officer:

•	the annual base salary level;

•	the annual incentive opportunity level; and

•	long-term incentive opportunity level.

Our compensation philosophy does not increase or reduce compensation from one component of compensation based on payments from other components of compensation. Our Compensation Committee recommends to our Board of Directors what it believes to be the appropriate compensation level for each compensation component based in part on its view of equity and consistency, individual performance and other information it deems relevant, such as executive and employee compensation surveys and databases. Our Compensation Committee also reviews compensation paid to executive officers of what it believes to be similarly situated companies

Our Compensation Committee annually reviews our executive officers’ compensation to determine whether it provides adequate incentives. Our Compensation Committee’s most recent review occurred in November 2006. The Compensation Committee meetings typically have included, for all or a portion of each meeting, the committee members and President and Chief Executive Officer, Thomas B. King. For compensation decisions, including decisions regarding the grant of long-term incentive compensation relating to executive officers (other than for Mr. King), our Compensation Committee considers the recommendations of Mr. King.

Cash and Long-Term Incentive Compensation.

Our Compensation Committee believes it is important to consider current compensation paid by comparable pharmaceutical and biotechnology companies, particularly those located in the San Francisco Bay Area. Our Compensation Committee has sought to set executive base salaries at approximately the 50th percentile of comparably sized companies in our industry. In 2006 in light of our transition from a private to a public company, the Compensation Committee retained a compensation consulting firm to provide recommendations with respect to the bonus and long-term incentive compensation elements of compensation appropriate for similarly situated companies.

The Compensation Committee reviewed national surveys and databases of executive and employee compensation and other data compiled by the compensation consulting firm in determining its 2006 bonus and long-term incentive compensation recommendations for our executive officers. The report provided by the compensation consulting firm included base salaries, bonuses and equity compensation, and financial data. In addition to benchmarking data, the Compensation Committee considers input from other sources, including members of our Board of Directors and data relating to the compensation of executive officers in comparable companies.

Executive Officer Compensation Program.

Our executive officer compensation program consists of three principal components: base salary, annual cash and equity incentive bonuses and long-term incentive compensation. We also provide our executive officers with certain severance and change in control benefits. Finally, we offer our executive officers participation (with all other eligible employees) in our 401(k) Plan and certain other benefits available generally to our employees.

Base Salary.  In setting or adjusting base salaries for 2006, the Compensation Committee assessed each executive officer’s current salary against a number of factors including contribution to our strategic goals, individual performance, pay level compared to other executive officers, base salary compared to those of similar positions at comparable companies, as well as general economic factors including the cost of living. Increases in the base salaries of executive officers are made in consideration of the total salary increases approved by our Compensation Committee for the entire company and targets the base salaries for our executives officers to the base salaries to approximately the 50th percentile of comparably sized companies in our industry. The Compensation Committee also considered the recommendation of Mr. King in setting or adjusting base salaries for our other executive officers. The Compensation Committee considered a mix of factors in determining base salary for each officer. Generally, executive salaries are adjusted effective January 1st of each year.

In 2006, the salaries for Messrs. King, Moretti and Williams and Drs. Cassella and Houghton were set at $350,000, $288,750, $242,000, $288,750 and $275,000, respectively.

At its November 2006 meeting, our Compensation Committee approved an overall aggregate salary increase for all employees averaging 5.5% for 2007. Our Compensation Committee also determined at that time that if our executive officers’ salaries were increased for 2007 consistent with this range of overall increase for the company, their salaries for 2007 would be at or near the median of executive officer’s salaries with similar roles at comparable public and recently public companies. Based on this determination, our Compensation Committee increased Mr. King’s base salary by approximately 4% to $365,000 and increased the base salaries of Messrs. Moretti and Williams and Drs. Cassella and Houghton by an average of approximately 5% to $303,750, $252,500, $303,750 and $290,000, respectively. No material changes will be made to the base salary levels of our executives until our annual executive performance reviews are conducted in the fourth quarter of 2007. We believe that, given the industry in which we operate and the corporate culture we have created, our compensation levels for 2007 are generally sufficient to retain our existing executive officers and to hire new executive officers as required.

Bonus.  In 2006, we completed our initial public offering, and in light of our transition from a private to a public company, our Compensation Committee reviewed our bonus compensation. As a result of this review, and based on the recommendation of our Compensation Committee, our Board of Directors adopted the 2006 Bonus Program that applied to all employees who commenced employment on or before June 30, 2006 and were employed at December 31, 2006. Employees employed more than six months, but less than one year, were eligible to receive a pro-rated bonus payout. Payment of bonuses pursuant to the 2006 Bonus Program were based on the achievement of the following corporate goals: (i) completion of the our initial public offering; (ii) certain corporate development goals; (iii) achievement of certain commercial manufacturing goals; (iv) achievement of certain clinical trial advancement goals; and (v) corporate/financial goals relating to achievement of certain financial measures.

Based on these goals our Board of Directors established a target bonus for each employee, including executives officers, of between 10%-50% of annual base salary. Target bonuses, as a percentage of base salary, increase with the level of employee. Our Board of Directors set target bonuses for our executive officers at approximately the 75th percentile of bonuses of executive officers of comparable companies. Our Compensation Committee recommended a higher percentile for the incentive bonus than the base salary because it believed the thresholds for achieving bonus payout are difficult, and it believed our stockholders interests would be served if management was properly motivated to achieve their performance goals.

Bonuses awarded under the 2006 Bonus Program were comprised of cash and stock options. The annual cash bonuses and stock option awards were calculated in accordance with a formula that took into account base salary and accomplishment of specified corporate, departmental and individual goals. The relative weighting of the components, the allocation of awards between cash bonuses and stock option awards and the percentage of base salary used to determine bonus eligibility varied by the level of employee, with the bonuses of executive officers being weighted toward achievement of corporate goals, stock option awards and a higher percentage of base salary.

In 2006, the bonuses for executive officers was payable in cash and equity awards of stock options. Stock option awards under the 2006 Bonus Program were valued with a Black Scholes calculation of the option award value of an option with an exercise price of $11.70 per share, the closing price of a share of our Common Stock on January 4, 2007. These options vest in two installments; 50% on January 4, 2007 and 50% on January 4, 2007.

The Compensation Committee determined that all of the corporate objectives set forth above were achieved in 2006, except for certain goals relating to achievement of certain financial measures. As a result, all employees were entitled to a maximum of 80% of target bonus. Mr. King’s bonus was dependant on the achievement of the corporate goals and he received a bonus of $102,200 and options to purchase 5,159 shares of common stock.

For all other executive officers, bonuses were dependent on corporate, departmental and individual goals. In 2006, Mr. Moretti’s bonus was $56,595 in cash and options to purchase 2,856 shares of common stock. Mr. Williams’ bonus was $46,958 in cash and options to purchase 2,370 shares of common stock. Dr. Cassella’s bonus was $56,595 in cash and options to purchase 2,856 shares of common stock. Dr. Houghton’s bonus was comprised of $53,900 in cash and options to purchase 2,720 shares of common stock.

In March 2007, the Board of Directors adopted the 2007 Bonus Program that applies to all employees who commence employment on or before June 30, 2007 and who are employed at December 31, 2007. Payment of bonuses pursuant to the 2007 Bonus Plan is dependent upon achievement of (i) certain operational goals (ii) certain corporate development goals; (iii) certain commercial manufacturing goals; (iv) certain clinical trial advancement goals; (v) certain goals relating to our move to our new facilities and (vi) corporate/financial goals relating to achievement of certain financial measures.

Based on these goals, our Board of Directors established a target bonus for each employee, including executives officers, based on a percentage of annual base salary. For all employees, 80% of target bonus is dependent upon the achievement of six corporate strategic goals. Our Compensation Committee and our Board of Directors have reserved discretion to determine whether and when the remaining 20% of the target bonus should be paid.

Long-Term Incentive Compensation.  We believe that providing a portion of our total compensation package in stock options aligns the incentives of our executive officers with the interests of our stockholders. At present, our long-term compensation program consists solely of the grant of stock options subject to vesting conditions. We grant stock options to our executive officers through the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan was established to provide our employees with an opportunity to participate, along with our other stockholders, in our long-term performance. These stock options are intended to produce significant value for each employee, including executives, if our performance is outstanding and if the employee has an extended tenure.

In considering and recommending stock option grants for our executive officers, our Compensation Committee considers individual performance, overall contribution, equity, officer retention and unvested stock options. The authority to make equity grants to executive officers rests with our Compensation Committee (subject to ratification by the full board of directors). As noted above, our Compensation Committee also considers the recommendations of Mr. King in determining stock option grant recommendations for other executive officers. Mr. King has the authority to make equity grants to non-officer employees.

Under the 2005 Equity Incentive Plan, initial grants of stock options are made to eligible employees, including executive officers, in connection with their commencement of employment. All initial grants have four-year vesting, with the first 25% vesting after one year of service and the remainder of the options vesting ratably on a monthly basis thereafter over three additional years. In July 2006, we adopted a policy of issuing additional options to employees who have been employed for at least two years. These options were also subject to four year vesting, with the first 25% vesting after one year of service and the remainder of the options vesting ratably on a monthly basis thereafter over three additional years.

All option grants made prior to our initial public offering on March 8, 2006 were made at what our Board of Directors assessed as the estimated fair value of our common stock at the date the options were granted. In light of the expected completion of our initial public offering the board reassessed the fair market value on the date of each of these grants. As a result of this retrospective analysis, we determined that the fair value of our common stock on a fully-diluted basis steadily increased from $2.04 per share at January 20, 2005, to $9.90 per share at December 7, 2005, even though our options were granted between the range of $1.10 to $6.88 per share on those dates. For more information on this retrospective analysis, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Stock-Based Compensation.” Since our initial public offering, we have made option grants based on the closing market value of our stock as reported on The Nasdaq Global Market on the date of grant. The value of the shares subject to our 2006 option grants to executive officers is reflected in the “Summary Compensation Table” and “Grants of Plan-Based Awards” tables below. In 2006, Mr. King received an option to purchase 81,000 shares of common stock at an exercise price of $7.20 subject to four year vesting. Messrs. Moretti and Williams and Dr. Cassella each received an option to purchase 39,000 shares of common stock at an exercise price of $7.20 subject to four year vesting. Dr. Houghton had not been employed for two years at the time of the grants and, accordingly, did not receive any options.

We intend to make similar grants of options to our employees in 2007. We believe that these grants will provide additional long term incentive to our employees. However, we do not have any obligation that requires us to grant equity compensation to any executive on specified dates.

Severance and Change of Control Benefits.  Each of our executive officers has a provision for severance benefits and for the acceleration of then unvested stock options in the event of termination in connection with a change of control. Pursuant to the terms of the agreements, if the executive’s employment is terminated without cause or terminated by the executive for good reason within three months before or 12 months following a change of control, then the executive is entitled to the following benefits:

•	acceleration of vesting of all of the executive’s outstanding unvested options to purchase common stock;

•	payment in a lump sum of the executive’s annual base salary plus the greater of the bonus paid for the latest completed fiscal year and the target bonus for the year in which the notification of the executive’s termination of employment occurs; and

•	payment in a lump sum for 18 months of continued healthcare coverage.

If and to the extent that any payments in the context of a change of control are made to our executives who are party to these change of control agreements and the payments are equal to or exceed three times the average of that executive’s annual W-2 compensation for the five years preceding the change of control, the payments or benefits exceeding the five-year average will be subject to the excise tax imposed by Section 4999 and the nondeductibility provisions imposed by Section 280G of the Internal Revenue Code. In such circumstances, we will make a gross-up payment to the executive to compensate the executive for all taxes imposed under Section 4999 and any related income taxes imposed under the Internal Revenue Code and state and local authorities for the gross-up payment, and we will not be permitted to deduct from our taxes the amount in excess of the five-year average of the compensation paid to the executive. For purposes of the change of control agreements, a change of control includes a merger, consolidation or reverse merger in which we are the surviving corporation but our outstanding shares of common stock immediately preceding the merger are converted by virtue of the merger into other property or any transaction or series of related transactions in which our stockholders own less than 50% of voting power in the surviving corporation or a sale of all or substantially all of our assets.

In our industry, there is a high level of merger and acquisition activity, and the executives of companies engaged in merger and acquisition activity are often terminated or have their responsibilities reduced upon the change of control. We provide these benefits to ensure that, in the event of a change of control, our executives will not have any personal incentive to resist a change of control that is approved by our Board of Directors and stockholders and will be incentivized to remain with us through, and to facilitate, the closing of any such transaction. We believe this benefit is comparable to such severance benefits provided by companies in our industry.

Other Benefits.  Our executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance, employee stock purchase plan and our 401(k) plan, in each case on the same basis as our other employees.

Perquisites.  Mr. King, Mr. Williams and Dr. Cassella were residing outside the San Francisco Bay Area at the time of their recruitment by the company. In connection with their respective moves to the San Francisco Bay Area, we provided them with housing loans (which were extinguished in December 2005, prior to the filing of our registration statement in connection with our initial public offering) and monthly housing supplements more fully described at “Indebtedness of Management and Related Agreements.” As reflected in the Summary Compensation Table, the value for these perquisites aggregated to $114,076 ($189,076 if include Houghton relocation bonus) for our executive officers during 2006. We do not consider such arrangements to be a standard component of executive officer compensation.

Evolution of our Compensation Strategy.  Our compensation strategy is necessarily tied to our stage of development. Accordingly, the specific direction, emphasis and components of our executive officer compensation program continue to evolve in parallel with the evolution of our business strategy. Our Compensation Discussion and Analysis will, in the future, reflect these evolutionary changes.

Accounting and Tax Considerations.  Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. Under SFAS 123R, we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. Until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense is not material to our financial position. We structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them.

Section 162(m) of the Internal Revenue Code of 1986 limits us to a deduction for federal income tax purposes of up to $1 million of compensation paid to certain named executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation.” Stock option awards under the 2005 Equity Incentive Plan, to the extent our Board of Directors or the committee of our Board of Directors granting such stock awards is composed solely of “outside directors,” are performance-based compensation within the meaning of Section 162(m) and, as such, are fully deductible. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, our Compensation Committee has not adopted a policy requiring all compensation to be deductible. Our Compensation Committee intends to continue to evaluate the effects of the compensation limits of Section 162(m) and to grant compensation awards in the future in a manner consistent with the best interests of our company and our stockholders.

Summary.

Through the compensation arrangements described above, a significant portion of our executive officer compensation program is contingent upon individual and company-wide performance, and realization of benefits by our executive officers is closely linked to increases in long-term stockholder value. We remain committed to this philosophy of pay-for-performance, recognizing that the competitive market for talented executive officers and the volatility of our business may result in highly variable compensation during any given annual period.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation awarded to or paid, or earned by, by us to our Chief Executive Officer and our four other most highly compensated employees for the fiscal years ended 2006, 2005 and 2004. We refer to these persons as our “named executive officers.”

					Non-Equity
					Incentive
				Option	Plan		All Other
		Salary	Bonus	Awards	Compensation		Compensation		Total
Name and Principal Position	Year	($)	($)	($)(2)	($)(12)		($)		($)

Thomas B. King	2006	352,619	—	39,234	102,200	(1)	50,076	(3)	544,129
President & Chief Executive	2005	305,000	—	—	134,200	(1)	2,113,970	(4)	2,553,170
Officer and Director	2004	275,208	—	—	60,000	(1)	59,142	(3)	394,350
James V. Cassella, Ph.D.	2006	288,750	—	81,736	56,595	(1)	36,500	(3)	463,581
Senior Vice President	2005	263,638	—	24,179	15,019	(1)	926,544	(5)	1,229,380
Research & Development	2004	142,147	—	—	25,000	(1)	179,421	(3)	346,568
August J. Moretti	2006	288,750	—	133,186	56,595	(1)	—		478,531
Senior Vice President, Chief	2005	262,500	—	105,964	55,000	(11)	—		423,464
Financial Officer and Secretary(7)	2004	52,083	—	—	7,558	(1)	—		59,671
Jeffrey S. Williams	2006	242,000	—	85,493	46,958	(1)	27,500	(3)	401,951
Senior Vice President, Business	2005	230,000	—	26,230	18,083	(1)	1,073,983	(6)	1,348,296
and Corporate Development	2004	171,096	—	—	11,500	(1)	196,649	(3)	379,245
William C. Houghton, M.D.	2006	277,034	—	69,266	130,214	(9)	—		476,514
Vice President, Clinical and	2005	36,490	50,000(10)	13,664	—		75,000	(3)	175,154
Regulatory Affairs(8)	2004	—	—	—	—		—		—

(1)	Represents cash bonuses earned in the current year and paid in the following year.

(2)	For options issued prior to January 1, 2006, amounts were calculated utilizing the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and for options issued after January 1, 2006, amounts were calculated utilizing the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-based Payments.” Pursuant to SEC Rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting. See Note 2 of the consolidated financial statements in our Annual Report for the year ended December 31, 2006 regarding assumption underlying valuation of equity awards.

(3)	Represents housing and relocation costs.

(4)	Represents loan extinguishment and payment of related taxes of $2,068,966 and housing allowance of $45,004 paid in cash. In March 2006, the aggregate exercise price of Mr. King’s outstanding options to purchase our common stock was increased by an aggregate of $2,068,966 in exchange for the loan extinguishment and payment of related taxes. See “Indebtedness of Management and Related Agreements” for more information.

(5)	Represents loan extinguishment and payment of related taxes of $862,069 and housing allowance and moving expenses of $64,475 paid in cash. In March 2006, the aggregate exercise price of Dr. Cassella’s outstanding options to purchase our common stock was increased by an aggregate of $862,069 in exchange for the loan extinguishment and payment of related taxes. See “Indebtedness of Management and Related Agreements” for more information.

(6)	Represents loan extinguishment and payment of related taxes of $1,034,483 and housing allowance and moving expenses of $39,500 paid in cash. In March 2006, the aggregate exercise price of Mr. William’s. outstanding options to purchase our common stock was increased by an aggregate of $1,034,483 in exchange for the loan extinguishment and payment of related taxes. See “Indebtedness of Management and Related Agreements” for more information.

(7)	Mr. Moretti served as our part time Chief Financial Officer from August 2004 to February 2005. Since 2005, he has served as our Senior Vice President and Chief Financial Officer.

(8)	Dr. Houghton has served as our Vice President since November 2005.

(9)	Represents a bonus earned in 2006 but paid in 2007 of $53,900 and a bonus earned and paid in 2006 of $76,314.

(10)	Represents a sign-on bonus paid in 2005.

(11)	Represents bonus earned in 2005, of which $41,250 was paid in 2005 and $13,750 was paid in 2006.

(12)	Cash bonuses are paid under an incentive plan and therefore are reported in the column “Non-Equity Incentive Plan Compensation.”

2006 Grants of Plan-Based Awards Table

The following table sets forth information with respect to our stock options granted during fiscal year ended December 31, 2006 to each of the named executive officers. Options were incentive and nonqualified stock options granted under our 2005 Equity Incentive Plan. All options were granted at an exercise price equal to the fair market value of our common stock on the date of grant. The option vesting will accelerate in full in certain circumstances after a change in control.

				All Other
				Option
				Awards:		Grant Date
		Estimated Possible Payouts		Number of	Exercise or	Fair Value of
		Under Non-Equity Incentive		Securities	Base Price of	Stock and
		Plan Awards		Underlying	Option or	Option
	Grant	Target	Maximum	Option	Award	Awards
Name	Date	($)(1)	($)	(#)(2)	($)	($)(3)

Thomas B. King	8/29/2006	162,500	162,500	81,000	7.20	418,996
James V. Cassella, Ph.D.	8/29/2006	101,063	101,063	39,000	7.20	201,739
August J. Moretti	8/29/2006	101,063	101,063	39,000	7.20	201,739
Jeffrey S. Williams	8/29/2006	84,700	84,700	39,000	7.20	201,739
William C. Houghton, M.D.	8/29/2006	96,250	96,250	—	—	—

(1)	This column sets forth the target amount of each named executive officer’s annual cash bonus award for the year ended December 31, 2006 under our 2006 Bonus Program. The actual cash bonus award earned for the year ended December 31, 2006 for each named executive officer is set forth in the Summary Compensation Table above. As such, the amounts set forth in this column do not represent additional compensation earned by the named executive officers for the year ended December 31, 2006. For more information regarding our 2006 Bonus Plan and the cash bonus awards granted to the named executive officers for the year ended December 31, 2006, see “Compensation Discussion and Analysis — Bonus.” Executive Officer Bonuses were paid out in a combination of 70% cash and 30% in options to purchase Alexza common stock. The number of common shares eligible to purchase under the options was based on 1) the total bonus earned by each officer 2) the percentage of the total bonus earned allocated to stock options and 3) the valuation of the stock option as computed using the Black-Scholes valuation model on the date the option was granted.

(2)	Stock option awards subject to four year vesting.

(3)	Represents the grant date fair value of each award determined in accordance with FAS 123(R).

For a complete description of the material terms of our 2006 Bonus Program, please see “Compensation Discussion and Analysis — Bonus.”

2006 Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options previously awarded to our named executive officers during the fiscal year ended December 31, 2006. The number of options held at December 31, 2006 include options granted under the our shareholder approved equity incentive plans.

	Number of
	Securities	Number of
	Underlying	Securities
	Unexercised	Underlying	Option
	Options	Unexercised	Exercise	Option
	Exercisable	Options	Price	Expiration
Name	(#)	Unexercisable	($)	Date

Thomas B. King	215,907	56,821	8.00	7/30/2013
	23,203	131,493	1.10	12/15/2014
	4,068	23,054	8.00	3/7/2016
	—	81,000	7.20	8/29/2016
James V. Cassella, Ph.D.	68,181	40,909	8.00	7/8/2014
	—	27,119	1.38	9/1/2015
	3,185	—	6.88	12/7/2015
	—	16,517	8.00	3/7/2016
	—	39,000	7.20	8/29/2016
August J. Moretti	8,258	9,470	1.10	10/28/2014
	56,249	66,478	1.38	4/14/2015
	18,181	—	6.88	12/7/2015
	—	39,000	7.20	8/29/2016
Jeffrey S. Williams	75,000	34,090	8.00	4/7/2014
	—	1,074	1.38	9/1/2015
	3,835	—	6.88	12/7/2015
	—	42,562	8.00	3/7/2016
	—	39,000	7.20	8/29/2016
William C. Houghton, M.D.	14,772	39,773	3.30	10/20/2015

Option Exercises and Stock Vested

The following table includes certain information with respect to the options exercised by our named executive officers during the fiscal year ended December 31, 2006.

Option Awards
	Number of shares	Value Realized on
Name	Acquired on Exercise	Exercise($)

Thomas B. King	—	—
James V. Cassella, Ph.D.	—	—
August J. Moretti	2,727	15,762
Jeffrey S. Williams	—	—
William C. Houghton, M.D.	—	—

2006 Director Compensation Table

The following table provides compensation information for the one year period ended December 31, 2006 for each member of our Board of Directors:

	Fees Earned or	Option
Name	Paid in Cash($)	Awards($)(2)	Total($)

Thomas B. King(1)	—	—	—
Samuel D. Colella	53,000	29,146	82,146
Alan D. Frazier	49,000	29,146	78,146
Ernest Mario, Ph.D.	40,500	29,146	69,646
Deepika R. Pakianathan, Ph.D.	49,000	29,146	78,146
J. Leighton Read, M.D.	45,000	29,146	74,146
Gordon Ringold, Ph.D.	48,500	29,146	77,646
Isaac Stein	57,000	29,146	86,146
Alejandro A. Zaffaroni, M.D.	44,500	29,146	73,646

(1)	See Summary Compensation Table for disclosure related to Thomas B. King, who is also one of our named executive officers.

(2)	Amounts calculated utilizing the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-based Payments.” See Note 2 of the consolidated financial statements in our Annual Report for the year ended December 31, 2006 regarding assumptions underlying valuation of equity awards. The full grant date fair value of the awards to each director, computed in accordance with SFAS 123R is $142,893. At fiscal year end each director, excluding Mr. King, has an option to purchase 25,000 shares of our common stock. See “Executive Compensation — Summary Compensation Table” for disclosure of Mr. King’s equity awards.

Nonemployee directors are paid a retainer of $30,000 per year. Each nonemployee director also receives a meeting fee of $2,500 for each regularly scheduled Board meeting attended in person ($500 for meetings attended by video or telephone conference) and $1,000 for each committee meeting attended in person ($500 for meetings attended by video or telephone conference). In addition, the lead director and the Chair of the Audit and Ethics Committee will receive an additional retainer of $5,000 per year. The Chair of our Compensation Committee and the Corporate Governance and Nominating Committee will receive an additional retainer of $2,500 per year. No additional amounts are currently payable for committee participation or special assignments. Nonemployee directors also receive nondiscretionary, automatic grants of options to purchase 25,000 shares of our common stock upon joining our Board of Directors and nondiscretionary, automatic grants of options to purchase 6,250 shares of our common stock each year pursuant to our 2005 Nonemployee Directors Stock Option Plan. Both the initial grants and the subsequent grants vest ratably over four years on a monthly basis, provided the director continues as a member of our Board of Directors. Upon a change in control, each option granted to a nonemployee director will vest in full immediately and automatically.

2006 Potential Payments Upon Termination or Change in Control

The amount of compensation and benefits payable to each of our named executive officers in various termination situations has been estimated in the tables below. The actual amount of compensation and benefits payable in any termination event can only be determined at the time of the termination of our named executive officer’s employment with us.

	Change of Control				No Change of Control
		Equity		Health Care		Equity	Health Care
Name	Salary($)(1)	Acceleration($)(2)		Benefits($)(4)	Salary($)	Acceleration($)	Benefits($)

Thomas B. King	547,500	2,006,716		28,429	—	—	—
James V. Cassella, Ph.D.	410,063	656,174		28,429	—	—	—
August J. Moretti	410,063	1,196,515	(3)	28,429	—	—	—
Jeffrey S. Williams	340,875	466,367		28,429	—	—	—
William C. Houghton, M.D.	391,500	—		21,716	—	—	—

(1)	Includes one year salary plus the current year target bonus.

(2)	Value of the stock options, as computed using the Black-Scholes valuation model, assuming all options were fully vested as of December 31, 2006.

(3)	Includes an estimated $216,218 of gross-up payment to Mr. Moretti to compensate him for taxes imposed under Section 4999 and any related income taxes imposed under the Internal Revenue Code and state and local authorities for the gross-up payment pursuant to the terms of our Change of Control Agreement.

(4)	Includes a lump sum payment for 18 months of continued healthcare coverage.

For a complete description of the terms of our severance and change of control arrangements with our named executive officers, please see “Compensation Discussion and Analysis — Severance and Change of Control Benefits.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of March 16, 2007 by (i) each stockholder that is known by us to beneficially own more than 5% of the common stock, (ii) each of our named executive officers named in the Summary Compensation Table, (iii) each director and nominee for director and (iv) all named executive officers and directors as a group.

Percentage of ownership is based upon 23,888,235 shares outstanding as of March 16, 2007. Beneficial ownership is calculated based upon SEC requirements. All shares of common stock subject to options currently exercisable or exercisable within 60 days of March 16, 2007 are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person. Unless otherwise indicated below, each stockholder named in the table has sole or shared voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated in the table, the address of each individual listed in the table is c/o Alexza Pharmaceuticals, Inc., 1020 East Meadow Circle, Palo Alto, California 94303.

	Number of	Shares Issuable	Percentage
	Shares	Pursuant to Options	of Shares
	Beneficially	Exercisable Within 60	Beneficially
	Owned	Days of March 16, 2007	Owned

5% Stockholders
Entities affiliated with Frazier Healthcare Ventures(1)	2,183,127	—	9.14%
Entities affiliated with Versant Ventures(2)	2,183,128	—	9.14%
Entities affiliated with Alloy Ventures(3)	1,353,950	—	5.67%
Named Executive Officers and Directors
Thomas B. King(4)	182,597	289,697	*
James V. Cassella	2,653	84,157	*
August J. Moretti	5,741	99,267	*
Jeffrey S. Williams	2,001	96,471	*
William Houghton, M.D.	3,125	21,814	*
Samuel D. Colella(2)	2,183,128	7,291	9.14%
Alan D. Frazier(1)	2,183,127	7,291	9.14%
Ernest Mario, Ph. D.	18,181	7,291	*
Deepika R. Pakainathan, Ph.D.(5)	990,678	7,291	4.14%
J. Leighton Read, M.D.(3)	1,353,950	7,291	5.67%
Gordon Ringold, Ph.D.(6)	100,555	7,291	*
Isaac Stein(7)	117,653	7,291	*
Alejandro A. Zaffaroni, M.D.(8)	1,073,360	7,291	4.49%
All directors and named executive officers as a group (13 persons)(9)	8,216,749	649,734	33.49%

*	Less than 1% of our outstanding common stock.

(1)	Includes 583,931 shares held by Frazier Healthcare III, L.P., 1,586,752 shares held by Frazier Healthcare IV, L.P., 4,390 shares held by Frazier Affiliates III, L.P. and 8,054 shares held by Frazier Affiliates IV, L.P. Mr. Frazier is the president and controlling stockholder of Frazier and Company, Inc., the managing member of FHM III, LLC, which is the general partner of Frazier Healthcare III, L.P. and Frazier Affiliates III, L.P., and he shares voting and investment power over the shares held by these entities. He is also a managing member of FHM IV, LLC, which is the general partner of FHM IV, LP, which is the general partner of Frazier Healthcare IV, L.P. and Frazier Affiliates IV, L.P., and he shares voting and investment power over the shares held by those entities. He disclaims beneficial ownership of the shares held by these entities, except to the extent of his proportionate pecuniary interest therein. The address for all entities and individuals affiliated with Frazier Healthcare Ventures is Two Union Square, Suite 3200, 601 Union Street, Seattle, WA 98101.

(2)	Includes 2,153,442 shares held by Versant Venture Capital II, L.P., 10,440 shares held by Versant Affiliates Fund II-A, L.P. and 19,246 shares held by Versant Side Fund II, L.P. (together the “Versant Funds”). Mr. Colella is a managing member of Versant Ventures II, LLC, which is the general partner of each of the Versant Funds, and he shares voting and investment power over the shares held by these entities. He disclaims beneficial ownership of the shares held by these entities, except to the extent of his proportionate pecuniary interest therein. The address for all entities and individuals affiliated with Versant Ventures is 3000 Sand Hill Road, Building 4, Ste. 210, Menlo Park, CA 94025.

(3)	Includes 35,594 shares held by Alloy Partners 2002, L.P. and 1,318,356 shares held by Alloy Ventures 2002, L.P. (together, the “Alloy Funds”). Dr. Read is a managing member of Alloy Ventures 2002, LLC, which is the general partner of each of the Alloy Funds, and he shares voting and investment power over the shares held by these entities. He disclaims beneficial ownership of the shares held by these entities, except to the extent of his proportionate pecuniary interest therein. The address for all entities and individuals affiliated with Alloy Ventures is 400 Hamilton Avenue, 4th Floor, Palo Alto, CA 94301.

(4)	Includes 181,542 shares held by the Thomas and Beth King 2000 Family Trust, of which Mr. King and his spouse are trustees.

(5)	Includes 979,880 shares held by Delphi Ventures VI, L.P. and 9,798 shares held by Delphi BioInvestments VI, L.P. (together, the “Delphi Funds”). Dr. Pakianathan is a managing member of Delphi Management Partners VI, LLC, which is the general partner of each of the Delphi Funds, and she shares voting and investment power over the shares held by these entities. She disclaims beneficial ownership of the shares held by these entities, except to the extent of her proportionate pecuniary interest therein. The address for all entities and individuals affiliated with Delphi Ventures is 3000 Sand Hill Road, Building 1, Ste. 135, Menlo Park, CA 94025.

(6)	Includes 9,276 shares held by the Gordon Ringold and Tanya Zurucki 1999 Reversible Trust, of which Dr. Ringold and his spouse are trustees.

(7)	Includes 117,653 shares held by The Stein 1995 Revocable Trust, of which Mr. Stein and his spouse are trustees.

(8)	Includes 269,090 shares held by Zaffaroni Partners, L.P., of which Dr. Zaffaroni and his spouse are general and limited partners, 38,317 shares held by his spouse, 354,420 shares held by the Silveira Irrevocable Trust u/a/d 7/29/87, of which Dr. Zaffaroni and his spouse are trustees and 355,035 shares held by the Lida Zaffaroni 2005 Annuity Trust #1, of which Dr. Zaffaroni’s spouse holds a pecuniary interest in the annuity provided for in the trust agreement.

(9)	See notes (1) through (8).

Securities Authorized for Issuance Under Equity Compensation Plans

We maintain a 2005 Equity Incentive Plan, or the 2005 Plan, a 2005 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, and a 2005 Employee Stock Purchase Plan, or the ESPP, pursuant to which we may grant equity awards to eligible persons.

The following table gives information about equity awards under our 2005 Plan, Directors’ Plan, and ESPP as of December 31, 2006.

	(a)	(b)	(c)
	Number of Securities	Weighted-Average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
Plan category	Warrants and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	564,479	$5.23	898,717	(1)(2)
Equity compensation plans not approved by security holders	—	—	—
Total	564,479	$5.23	898,717

(1)	The 2005 Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 2005 Plan will increase by a number equal to the lesser of (i) 1,000,000 shares, (ii) 2% of the outstanding shares on December 31 of the preceding calendar year, or (iii) an amount determined by our Board of Directors.

The Directors’ Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the Director’s Plan will increase by the number of shares subject to options granted during the preceding calendar year less the number of shares that revert back to the share reserve during the preceding calendar year.

The ESPP incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the ESPP will increase by a number equal to the lesser of (i) 250,000 shares, (ii) 1% of the outstanding shares on December 31 of the preceding calendar year, or (iii) an amount determined by our Board of Directors.

(2)	Of these shares, 368,318 shares remain available for purchase under the ESPP.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Indebtedness of Management and Related Agreements

In 2003, in connection with his commencement of employment and relocation to the San Francisco Bay Area, we entered into a loan agreement with Thomas B. King, our President and Chief Executive Officer. Pursuant to the terms of this agreement, we loaned Mr. King $1.2 million for the purchase of a principal residence. This note was secured by Mr. King’s residence and was interest free. In December 2005, immediately prior to the filing of the registration statement for our initial public offering, we extinguished the note and agreed to pay the taxes incurred as a result of such extinguishment on Mr. King’s behalf, a total of $2,068,966. In March 2006, in return for the loan extinguishment and the payment of associated taxes, we increased the aggregate exercise price of options to purchase common stock held by Mr. King by $2,068,966. In connection with Mr. King’s employment, we also agreed to pay Mr. King a monthly housing supplement during his employment with us of $5,000 for the first year after his move to the Bay Area, $4,000 for the second year, $3,000 for the third year, $2,000 for the fourth year and $1,000 for the fifth year.

In 2004, in connection with his commencement of employment and relocation to the San Francisco Bay Area, we entered into a loan agreement with James V. Cassella, our Senior Vice President, Research and Development. Pursuant to this agreement, we loaned Dr. Cassella $500,000 for the purchase of a principal residence. This loan was secured by Dr. Cassella’s residence and was interest free. In December 2005, immediately prior to the filing of the registration statement for our initial public offering, we extinguished the note and agreed to pay the taxes incurred as a result of such extinguishment on Dr. Cassella’s behalf, a total of $862,069. In March 2006, in return for the loan extinguishment and the payment of associated taxes, we increased the aggregate exercise price of options to purchase common stock held by Dr. Cassella by $862,069. In connection with Dr. Cassella’s employment, we agreed to pay Dr. Cassella a monthly housing supplement during his employment with us of $4,000 for the first year after his move to the Bay Area, $3,000 for the second year, $2,000 for the third year and $1,000 for the fourth year.

In 2004, in connection with his commencement of employment and relocation to the San Francisco Bay Area, we entered into three loan agreements with Jeffrey S. Williams, our Senior Vice President, Corporate and Business Development. Pursuant to the first loan agreement, we loaned Mr. Williams $500,000 as a temporary housing loan to facilitate the closing of the purchase of his home. Mr. Williams repaid the temporary housing loan in December 2004. In two subsequent loan agreements, we loaned Mr. Williams a total of $600,000 for the purchase of a principal residence. The purchase loans were secured by Mr. Williams’ residence and were interest free. In December 2005, immediately prior to the filing of the registration statement for our initial public offering, we extinguished the loans and agreed to pay the taxes incurred as a result of such extinguishment on Mr. Williams’ behalf, a total of $1,034,473. In March 2006, in return for the loan extinguishment and the payment of associated taxes, we increased the aggregate exercise price of options to purchase common stock held by Mr. Williams by $1,034,473. In connection with Mr. Williams’ employment, we agreed to pay Mr. Williams a monthly housing supplement during his employment with us of $4,000 for the first year after his move to the Bay Area, $3,000 for the second year, $2,000 for the third year and $1,000 for the fourth year.

Policies and Procedures for Review of Related Party Transactions

In 2007, we adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $25,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the audit and ethics committee (or, where audit and ethics committee approval would be inappropriate, to another independent body of the board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, we rely on information supplied by its executive officers and directors. In considering related-person transactions, the audit and ethics committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the audit and ethics committee look at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the us and our stockholders, as the audit and ethics committee determines in the good faith exercise of its discretion.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended December 31, 2006, and December 31, 2005, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2006	2005

Audit fees(1)	$314,518	$751,344
Tax fees(2)	17,050	10,000
All other fees(3)	1,500	1,500

Total	$333,068	$762,844

(1)	Audit fees consisted of professional services rendered by Ernst & Young LLP for the audit of our annual financial statements, review of unaudited interim financial statements included in our quarterly reports on Form 10-Q, consultation regarding financial accounting and reporting standards as well as assistance with and review of our S-1 filing and other documents filed with the SEC.

(2)	Tax fees included income tax return preparation fees.

(3)	Other fees consist of subscription fees paid for access to Ernst & Young’s Accounting & Auditing Research Tool.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

See Index to Financial Statements under Item 8 on page 58

(a) 2. Financial Statement Schedules

All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a) 3. Exhibits

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1†	Restated Certificate of Incorporation

Exhibit
Number		Description of Document

3	.6†	Amended and Restated Bylaws
3.7		Amendment to Amended and Restated Bylaws
4	.1†	Specimen Common Stock Certificate(1)
4	.2†	Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
10	.1†	2005 Bonus Program(1)*
10	.2†	Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(1)*
10	.3†	Form of Change of Control Agreement(1)*
10	.4†	2005 Equity Incentive Plan(1)*
10	.5†	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)*
10	.6†	2005 Non-Employee Directors’ Stock Option Plan(1)
10	.7†	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10	.8†	2005 Employee Stock Purchase Plan(1)*
10	.9†	Form of Offering Document to 2005 Employee Stock Purchase Plan(1)*
10	.10†	Lease between Registrant and California Pacific Commercial Corporation dated March 20, 2002(1)
10	.11†	First Amendment to Lease between Registrant and California Pacific Commercial Corporation dated May 8, 2003(1)
10	.12†	Second Amendment to Lease between Registrant and California Pacific Commercial Corporation dated February 11, 2005(1)
10	.13†	Development Agreement between Registrant and Autoliv ASP, Inc. dated October 3, 2005(1)
10	.14†	Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 20, 2002, as amended on January 7, 2003, September 3, 2003, March 18, 2004 and May 16, 2005(1)
10	.15†	Master Security Agreement between Registrant and General Electric Capital Corporation dated May 17, 2005, as amended on May 18, 2005(1)
10	.16†	Promissory Note between Registrant and General Electric Capital Corporation dated June 15, 2005(1)
10	.17†	Promissory Note between Registrant and General Electric Capital Corporation dated August 24, 2005(1)
10	.19†	Warrant to Purchase shares of Common Stock issued to Montgomery 2004-3 Partnership dated November 5, 2004(1)
10	.20†	Warrant to Purchase shares of Series B Preferred Stock issued to Silicon Valley Bank dated March 20, 2002(1)
10	.21†	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated January 7, 2003, as amended on March 4, 2003(1)
10	.22†	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 19, 2003(1)
10	.23†	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated April 7, 2004(1)
10.24		Lease Agreement between the Brittania, LLC and the Registrant dated August 25, 2006
10.25		2006 Performance Bonus Program*
10	.26††	Purchase Option Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006
10.27		Warrant Purchase Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006

Exhibit
Number		Description of Document

10.28		Warrant to Purchase shares of Common Stock issued to Symphony Allegro Holdings LLC dated December 1, 2006
10	.29††	Amended and Restated Research and Development Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006
10.30		Registration Rights Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006
10	.31††	Novated and Restated Technology License Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006
10.32		Confidentiality Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006
10.33		2007 Performance Bonus Program*
14.1		Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors.
23.1		Consent of Independent Registered Public Accounting Firm
24	.1†	Power of Attorney included on this signature pages hereto
31.1		Section 302 Certification of CEO.
31.2		Section 302 Certification of CFO.
32.1		Section 906 Certifications of CEO and CFO.

*	Management contract or compensation plan or arrangement.

†	Previously filed

††	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXZA PHARMACEUTICALS, INC.

By:	/s/ THOMAS B. KING
Thomas B. King
President and Chief Executive Officer

Dated: March 29, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas B. King and August J. Moretti, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29th, 2007.

Signature	Title

/s/ THOMAS B. KING Thomas B. King	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ AUGUST J. MORETTI August J. Moretti	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ SAMUEL D. COLELLA Samuel D. Colella	Director

/s/ ALAN D. FRAZIER Alan D. Frazier	Director

/s/ ERNEST MARIO Ernest Mario	Director

/s/ DEEPIKA R. PAKIANATHAN Deepika R. Pakianathan	Director

Signature	Title

/s/ J. LEIGHTON READ J. Leighton Read	Director

/s/ GORDON RINGOLD Gordon Ringold	Director

/s/ ISAAC STEIN Isaac Stein	Director

/s/ ALEJANDRO A. ZAFFARONI Alejandro A. Zaffaroni	Director

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1†	Restated Certificate of Incorporation
3	.6†	Amended and Restated Bylaws
3.7		Amendment to Amended and Restated Bylaws
4	.1†	Specimen Common Stock Certificate(1)
4	.2†	Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
10	.1†	2005 Bonus Program(1)*
10	.2†	Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(1)*
10	.3†	Form of Change of Control Agreement(1)*
10	.4†	2005 Equity Incentive Plan(1)*
10	.5†	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)*
10	.6†	2005 Non-Employee Directors’ Stock Option Plan(1)
10	.7†	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10	.8†	2005 Employee Stock Purchase Plan(1)*
10	.9†	Form of Offering Document to 2005 Employee Stock Purchase Plan(1)*
10	.10†	Lease between Registrant and California Pacific Commercial Corporation dated March 20, 2002(1)
10	.11†	First Amendment to Lease between Registrant and California Pacific Commercial Corporation dated May 8, 2003(1)
10	.12†	Second Amendment to Lease between Registrant and California Pacific Commercial Corporation dated February 11, 2005(1)
10	.13†	Development Agreement between Registrant and Autoliv ASP, Inc. dated October 3, 2005(1)
10	.14†	Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 20, 2002, as amended on January 7, 2003, September 3, 2003, March 18, 2004 and May 16, 2005(1)
10	.15†	Master Security Agreement between Registrant and General Electric Capital Corporation dated May 17, 2005, as amended on May 18, 2005(1)
10	.16†	Promissory Note between Registrant and General Electric Capital Corporation dated June 15, 2005(1)
10	.17†	Promissory Note between Registrant and General Electric Capital Corporation dated August 24, 2005(1)
10	.19†	Warrant to Purchase shares of Common Stock issued to Montgomery 2004-3 Partnership dated November 5, 2004(1)
10	.20†	Warrant to Purchase shares of Series B Preferred Stock issued to Silicon Valley Bank dated March 20, 2002(1)
10	.21†	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated January 7, 2003, as amended on March 4, 2003(1)
10	.22†	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 19, 2003(1)
10	.23†	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated April 7, 2004(1)
10.24		Lease Agreement between the Brittania, LLC and the Registrant dated August 25, 2006
10.25		2006 Performance Bonus Program*
10	.26††	Purchase Option Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006

Exhibit
Number		Description of Document

10.27		Warrant Purchase Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006
10.28		Warrant to Purchase shares of Common Stock issued to Symphony Allegro Holdings LLC dated December 1, 2006
10	.29††	Amended and Restated Research and Development Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006
10.30		Registration Rights Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006
10	.31††	Novated and Restated Technology License Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006
10.32		Confidentiality Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006
10.33		2007 Performance Bonus Program*
14.1		Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors.
23.1		Consent of Independent Registered Public Accounting Firm
24	.1†	Power of Attorney included on this signature pages hereto
31.1		Section 302 Certification of CEO.
31.2		Section 302 Certification of CFO.
32.1		Section 906 Certifications of CEO and CFO.

*	Management contract or compensation plan or arrangement.

†	Previously filed

††	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644)