Form 10-K/A
period 2006-12-31
Alexza Pharmaceuticals Inc.
filed 2007-04-10
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

We are amending our annual report on Form 10-K for the year ended December 31, 2006 to correct the number of shares to be issued upon exercise of outstanding options, warrants and rights in the “Securities Authorized for Issuance Under Equity Compensation Plans” table under Item 12 of the Form 10-K. This amendment also corrects certain minor typographical errors in the original filing.

Except as discussed above, we have not modified or updated disclosures presented in the original annual report on Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events. Information not affected by the corrections is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 29, 2007.

ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

The name “Alexza,” “Alexza Pharmaceuticals” and “Staccato” are registered trademarks of Alexza Pharmaceuticals, Inc. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K/A are the property of their respective owners.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based upon current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

Overview

We are developing novel, proprietary products for the treatment of acute and intermittent conditions. Our technology, the Staccato system, enables the precise delivery and rapid onset of therapeutic effect of many small molecule drugs. Our lead product candidates consist of the following:

•	AZ-001 for acute migraine headaches is prochlorperazine incorporated in a chemically heated, single dose Staccato device. We completed enrollment of a Phase IIb clinical trial for treatment of migraine headaches in December 2006. We announced the initial results of this trial in March 2007.

•	AZ-004 for treatment of acute agitation in patients with schizophrenia is loxapine incorporated in a chemically heated, single dose Staccato device. We completed enrollment of a Phase IIa clinical trial of AZ-004 for treatment of acute agitation in patients with schizophrenia in January 2007. We announced initial results of this trial in March 2007.

•	AZ-002 for acute treatment of panic attacks associated with panic disorder is alprazolam incorporated in a chemically heated, single dose Staccato device. We initiated a Phase IIa clinical trial of AZ-002 for acute treatment of panic attacks in April 2006.

•	AZ-003 for acute pain is fentanyl incorporated in an electrically heated, multiple dose Staccato device. We completed a Phase I clinical trial of AZ-003 in December 2006.

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

From inception through 2003, we focused on the development of our technology, the selection and preclinical testing of product candidates and the manufacture of clinical trial supplies. In 2004, we expanded our activities to include the clinical development of our product candidates. The continued development of our product candidates will require significant additional expenditures, including expenses for preclinical studies, clinical trials, research and development, manufacturing development and seeking regulatory approvals. We rely on third parties to conduct a portion of our preclinical studies and all of our clinical trials, and we expect these expenditures to increase in future years as we continue development of our product candidates. In 2007, we intend to continue our on-going clinical trials for AZ-002, initiate new clinical trials for AZ-001 and AZ-004, and file at least one IND and initiate a Phase I trial for a new product candidate. These clinical trials will result in higher expenditures than in previous years. If these product candidates continue to progress, expenses for future Phase III clinical trials will be significantly higher than those incurred in Phase II clinical trials. We plan no additional clinical development of AZ-003 during 2007, unless we are able to secure a corporate partner to support continued clinical and device development.

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

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

											Deficit
											Accumulated	Total
	Convertible Preferred						Additional	Stockholder	Deferred	Other	During the	Stockholders’
	Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	(Deficit)
	(In thousands, except share and per share amounts)

Issuance of common stock to founders at $0.22 per share in December 2000 in exchange for technology and cash of $8	—	$—	—	$—	454,536	$—	$100	$—	$—	$—	$—	$100
Issuance of Series A preferred stock for cash at $0.40 per share in July 2001, net of issuance costs of $9	2,500,000	991	—	—	—	—	—	—	—	—	—	—
Issuance of Series A1 preferred stock at $1.55 per share in December 2001, in connection with merger	1,610,250	2,496	—	—	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock for cash at $1.40 per share in December 2001, net of issuance costs of $71	6,441,000	8,946	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with merger at $1.10 per share in December 2001	—	—	—	—	868,922	—	956	—	—	—	—	956
Warrants assumed in merger transaction	—	—	—	—	—	—	10	—	—	—	—	10
Issuance of common stock for cash at $0.22 per share upon exercise of options in December 2001	—	—	—	—	9,090	—	2	—	—	—	—	2
Compensation expense related to consultant stock options	—	—	—	—	—	—	3	—	—	—	—	3
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	(5,652)	(5,652)

Balance at December 31, 2001 (carried forward)	10,551,250	$12,433	—	$—	1,332,548	$—	$1,071	$—	$—	$—	$(5,652)	$(4,581)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

											Deficit
											Accumulated	Total
	Convertible Preferred						Additional	Stockholder	Deferred	Other	During the	Stockholders’
	Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	(Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2001 (brought forward)	10,551,250	$12,433	—	$—	1,332,548	$—	$1,071	$—	$—	$—	$(5,652)	$(4,581)
Issuance of common stock for cash at $0.22 per share upon exercise of options in February 2002	—	—	—	—	10,606	—	3	—	—	—	—	3
Issuance of warrants to purchase Series B preferred stock in March 2002, in connection with equipment financing loan	—	27	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for cash at $0.22 per share upon exercise of options in July 2002	—	—	—	—	2,180	—	—	—	—	—	—	—
Issuance of common stock to stockholder at $0.99 per share in exchange for promissory note in July 2002	—	—	—	—	53,156	—	53	(53)	—	—	—	—
Issuance of Series C preferred stock for cash at $1.56 per share in September 2002, net of issuance costs of $108	28,870,005	44,892	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for cash at $1.05 per share in October 2002	—	—	—	—	(2,634)	—	(3)	—	—	—	—	(3)
Issuance of common stock for cash at $1.05 per share for services upon exercise of warrants in December 2002	—	—	—	—	9,368	—	10	—	—	—	—	10
Compensation expense related to consultant stock options	—	—	—	—	—	—	10	—	—	—	—	10
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	51	—	51
Net loss	—	—	—	—	—	—	—	—	—	—	(8,163)	(8,163)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(8,112)

Balance at December 31, 2002 (carried forward)	39,421,255	$57,352	—	$—	1,405,224	$—	$1,144	$(53)	$—	$51	$(13,815)	$(12,673)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

											Deficit
											Accumulated	Total
	Convertible Preferred						Additional	Stockholder	Deferred	Other	During the	Stockholders’
	Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	(Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2002 (brought forward)	39,421,255	$57,352	—	$—	1,405,224	$—	$1,144	$(53)	$—	$51	$(13,815)	$(12,673)
Issuance of common stock for cash at $0.22, $0.99 and $1.10 per share upon exercise of options	—	—	—	—	74,903	—	47	—	—	—	—	47
Issuance of warrants to purchase Series C preferred stock in connection with equipment financing loan in January 2003	—	35	—	—	—	—	—	—	—	—	—	—
Issuance of warrants to purchase Series C preferred stock in connection with equipment financing loan in September 2003	—	27	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for cash at $1.05 per share in January 2003	—	—	—	—	(1,172)	—	(1)	—	—	—	—	(1)
Repurchase of common stock for cash at $0.22 per share in November 2003	—	—	—	—	(14,772)	—	(3)	—	—	—	—	(3)
Compensation expense related to consultant stock options	—	—	—	—	—	—	31	—	—	—	—	31
Deferred stock compensation expense related to modification of consultant stock option	—	—	—	—	—	—	1	—	(1)	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	—	—	—	—	—	—	(14,328)	(14,328)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(14,383)

Balance at December 31, 2003 (carried forward)	39,421,255	$57,414	—	$—	1,464,183	$—	$1,219	$(53)	$(1)	$(4)	$(28,143)	$(26,982)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

											Deficit
											Accumulated	Total
	Convertible						Additional	Stockholder	Deferred	Other	During the	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	(Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2003 (brought forward)	39,421,255	$57,414	—	$—	1,464,183	$—	$1,219	$(53)	$(1)	$(4)	$(28,143)	$(26,982)
Cancellation of unvested common stock at $0.99 per share in March 2004	—	—	—	—	(24,365)	—	(24)	24	—	—	—	—
Repayment of vested portion of stockholder note receivable for cash	—	—	—	—	—	—	—	29	—	—	—	29
Issuance of warrants to purchase Series C preferred stock in connection with equipment financing loan in April 2004	—	20	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for cash at $0.22, $0.99 and $1.10 per share upon exercise of options	—	—	—	—	100,192	—	72	—	—	—	—	72
Repurchase of common stock for cash at $1.05 per share in September 2004	—	—	—	—	(404)	—	—	—	—	—	—	—
Issuance of Series D preferred stock at $1.29 per share in November and December 2004, net of issuance costs of $2,239	40,435,448	49,760	—	—	—	—	—	—	—	—	—	—
Issuance of warrants to purchase common stock in connection with Series D financing in November 2004	—	—	—	—	—	—	91	—	—	—	—	91
Compensation expense related to consultant stock options	—	—	—	—	—	—	40	—	—	—	—	40
Compensation expense related to employee stock option modifications	—	—	—	—	—	—	19	—	—	—	—	19
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	1	—	—	1
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	—	—	—	—	—	(16,625)	(16,625)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(16,666)

Balance at December 31, 2004 (carried forward)	79,856,703	$107,194	—	$—	1,539,606	$—	$1,417	$—	$—	$(45)	$(44,768)	$(43,396)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

											Deficit
											Accumulated	Total
	Convertible Preferred						Additional	Stockholder	Deferred	Other	During the	Stockholders’
	Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	(Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2004 (brought forward)	79,856,703	$107,194	—	$—	1,539,606	$—	$1,417	$—	$—	$(45)	$(44,768)	$(43,396)
Issuance of common stock upon exercise of options $0.22, $0.99, $1.10, per share	—	—	—	—	380,508	—	357	—	—	—	—	357
Compensation expense related to consultant stock options	—	—	—	—	—	—	195	—	—	—	—	195
Deferred stock compensation, net of $4 reversal in connection with employee terminations	—	—	—	—	—	—	3,329	—	(3,329)	—	—	—
Amortization of deferred stock compensation,	—	—	—	—	—	—	—	—	404	—	—	404
Variable compensation expense	—	—	—	—	—	—	442	—	—	—	—	442
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	—	—	—	(32,402)	(32,402)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(32,387)

Balance at December 31, 2005	79,856,703	$107,194	—	$—	1,920,114	$—	$5,740	$—	$(2,925)	$(30)	$(77,170)	$(74,385)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

											Deficit
											Accumulated	Total
	Convertible Preferred						Additional	Stockholder	Deferred	Other	During the	Stockholders’
	Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	(Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2005 (brought forward)	79,856,703	$107,194	—	$—	1,920,114	$—	$5,740	$—	$(2,925)	$(30)	$(77,170)	$(74,385)
Issuance of common stock for cash and shares upon exercise of options at a weighted average price of $1.28 per share	—	—	—	—	159,446	—	195	—	—	—	—	195
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	131,682	—	896	—	—	—	—	896
Issuance of common stock for shares upon exercise of warrant	—	—	—	—	85,359	—	—	—	—	—	—	—
Issuance of common stock for cash, net of offering costs of $2,156	—	—	—	—	6,325,000	1	44,901	—	—	—	—	44,902
Conversion of convertible preferred stock into common stock	(79,856,703)	(107,194)	—	—	15,197,712	1	107,193	—	—	—	—	107,194
Compensation expense related to consultant stock options	—	—	—	—	—	—	145	—	—	—	—	145
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	1,601	—	—	—	—	1,601
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	727	—	—	727
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(495)	—	495	—	—	—
Variable compensation expense	—	—	—	—	—	—	(442)	—	—	—	—	(442)
Issuance of warrant to Symphony Allegro Holdings LLC	—	—	—	—	—	—	10,708	—		—	—	10,708
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	—	—	—	—	(41,806)	(41,806)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(41,767)

Balance at December 31, 2006	—	$—	—	$—	23,819,313	$2	$170,442	$—	$(1,703)	$9	$(118,976)	$49,774

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

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the summary of stock option activity under the Equity Incentive Plans:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price

Options granted	298,351	$0.34
Options exercised	(9,090)	$0.22

Balance as of December 31, 2001	289,261	$0.34
Options granted	210,777	$1.03
Options exercised	(65,942)	$0.84
Options forfeited	(10,909)	$0.22

Balance as of December 31, 2002	423,187	$0.61
Options granted	703,486	$1.10
Options exercised	(74,904)	$0.60
Options forfeited	(50,092)	$0.57

Balance as of December 31, 2003	1,001,677	$0.95
Options granted	893,952	$1.10
Options exercised	(100,192)	$0.74
Options forfeited	(132,641)	$1.08

Balance as of December 31, 2004	1,662,796	$1.04
Options granted	824,035	$2.86
Options exercised	(380,501)	$0.94
Options forfeited	(98,310)	$1.08

Balance as of December 31, 2005	2,008,020	$1.80
Options granted	848,075	$7.71
Options exercised	(160,662)	$1.28
Options forfeited	(82,938)	$2.00
Options cancelled	(1,453)	$4.64

Balance as of December 31, 2006	2,611,042	$5.23

Options exercisable at:
December 31, 2004	402,276	$0.89
December 31, 2005	470,990	$1.42
December 31, 2006	901,425	$4.74

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

In 2006, the salaries for Messrs. King, Moretti and Williams and Drs. Cassella and Houghton were set at $365,000, $288,750, $242,000, $288,750 and $275,000, respectively.

At its November 2006 meeting, our Compensation Committee approved an overall aggregate salary increase for all employees averaging 5.5% for 2007. Our Compensation Committee also determined at that time that if our executive officers’ salaries were increased for 2007 consistent with this range of overall increase for the company, their salaries for 2007 would be at or near the median of executive officer’s salaries with similar roles at comparable public and recently public companies. Based on this determination, our Compensation Committee increased Mr. King’s base salary by approximately 4% to $380,000 and increased the base salaries of Messrs. Moretti and Williams and Drs. Cassella and Houghton by an average of approximately 5% to $303,750, $252,500, $303,750 and $290,000, respectively. No material changes will be made to the base salary levels of our executives until our annual executive performance reviews are conducted in the fourth quarter of 2007. We believe that, given the industry in which we operate and the corporate culture we have created, our compensation levels for 2007 are generally sufficient to retain our existing executive officers and to hire new executive officers as required.

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

In 2006, the bonuses for executive officers was payable in cash and equity awards of stock options. Stock option awards under the 2006 Bonus Program were valued with a Black Scholes calculation of the option award value of an option with an exercise price of $11.70 per share, the closing price of a share of our Common Stock on January 4, 2007. These options vest in two installments; 50% on January 4, 2007 and 50% on January 4, 2008.

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

					Non-Equity
					Incentive
				Option	Plan		All Other
		Salary	Bonus	Awards	Compensation		Compensation		Total
Name and Principal Position	Year	($)	($)	($)(2)	($)(12)		($)		($)

Thomas B. King	2006	352,619	—	39,234	102,200	(1)	50,076	(3)	544,129
President & Chief Executive	2005	305,000	—	—	134,200	(1)	2,113,970	(4)	2,553,170
Officer and Director	2004	275,208	—	—	60,000	(1)	59,142	(3)	394,350
James V. Cassella, Ph.D.	2006	288,750	—	81,736	56,595	(1)	36,500	(3)	463,581
Senior Vice President	2005	263,638	—	24,179	15,019	(1)	926,544	(5)	1,229,380
Research & Development	2004	142,147	—	—	25,000	(1)	179,421	(3)	346,568
August J. Moretti	2006	288,750	—	133,186	56,595	(1)	—		478,531
Senior Vice President, Chief	2005	262,500	—	105,964	55,000	(11)	—		423,464
Financial Officer and Secretary(7)	2004	52,083	—	—	7,558	(1)	—		59,642
Jeffrey S. Williams	2006	242,000	—	85,493	46,958	(1)	27,500	(3)	401,951
Senior Vice President, Business	2005	230,000	—	26,230	18,083	(1)	1,073,983	(6)	1,348,296
and Corporate Development	2004	171,096	—	—	11,500	(1)	196,649	(3)	379,245
William C. Houghton, M.D.	2006	277,034	—	69,266	130,214	(9)	—		476,514
Vice President, Clinical and	2005	36,490	50,000(10)	13,664	—		75,000	(3)	175,154
Regulatory Affairs(8)	2004	—	—	—	—		—		—

(1)	Represents cash bonuses earned in the current year and paid in the following year.

(2)	For options issued prior to January 1, 2006, amounts were calculated utilizing the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and for options issued after January 1, 2006, amounts were calculated utilizing the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-based Payments.” Pursuant to SEC Rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting. See Note 2 of the consolidated financial statements in our Annual Report for the year ended December 31, 2006 regarding assumption underlying valuation of equity awards.

(3)	Represents housing and relocation costs.

(4)	Represents loan extinguishment and payment of related taxes of $2,068,966 and housing allowance of $45,004 paid in cash. In March 2006, the aggregate exercise price of Mr. King’s outstanding options to purchase our common stock was increased by an aggregate of $2,068,966 in exchange for the loan extinguishment and payment of related taxes. See “Indebtedness of Management and Related Agreements” for more information.

(5)	Represents loan extinguishment and payment of related taxes of $862,069 and housing allowance and moving expenses of $64,475 paid in cash. In March 2006, the aggregate exercise price of Dr. Cassella’s outstanding options to purchase our common stock was increased by an aggregate of $862,069 in exchange for the loan extinguishment and payment of related taxes. See “Indebtedness of Management and Related Agreements” for more information.

(6)	Represents loan extinguishment and payment of related taxes of $1,034,483 and housing allowance and moving expenses of $39,500 paid in cash. In March 2006, the aggregate exercise price of Mr. William’s. outstanding options to purchase our common stock was increased by an aggregate of $1,034,483 in exchange for the loan extinguishment and payment of related taxes. See “Indebtedness of Management and Related Agreements” for more information.

(7)	Mr. Moretti served as our part time Chief Financial Officer from August 2004 to February 2005. Since 2005, he has served as our Senior Vice President and Chief Financial Officer.

(8)	Dr. Houghton has served as our Vice President since November 2005.

(9)	Represents a bonus earned in 2006 but paid in 2007 of $53,900 and a bonus earned and paid in 2006 of $76,314.

(10)	Represents a sign-on bonus paid in 2005.

(11)	Represents bonus earned in 2005, of which $41,250 was paid in 2005 and $13,750 was paid in 2006.

(12)	Cash bonuses are paid under an incentive plan and therefore are reported in the column “Non-Equity Incentive Plan Compensation.”

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

The following table gives information about equity awards under our 2005 Plan, Directors’ Plan, and ESPP as of December 31, 2006.

	(a)	(b)	(c)
	Number of Securities	Weighted-Average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
Plan category	Warrants and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	2,645,122	$5.23	898,717	(1)(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,645,122	$5.23	898,717

(1)	The 2005 Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 2005 Plan will increase by a number equal to the lesser of (i) 1,000,000 shares, (ii) 2% of the outstanding shares on December 31 of the preceding calendar year, or (iii) an amount determined by our Board of Directors.

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

(a) 3. Exhibits

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1†	Restated Certificate of Incorporation
3	.6†	Amended and Restated Bylaws
3	.7†	Amendment to Amended and Restated Bylaws
4	.1†	Specimen Common Stock Certificate(1)
4	.2†	Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
10	.1†	2005 Bonus Program(1)*
10	.2†	Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(1)*
10	.3†	Form of Change of Control Agreement(1)*
10	.4†	2005 Equity Incentive Plan(1)*
10	.5†	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)*
10	.6†	2005 Non-Employee Directors’ Stock Option Plan(1)
10	.7†	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10	.8†	2005 Employee Stock Purchase Plan(1)*
10	.9†	Form of Offering Document to 2005 Employee Stock Purchase Plan(1)*
10	.10†	Lease between Registrant and California Pacific Commercial Corporation dated March 20, 2002(1)
10	.11†	First Amendment to Lease between Registrant and California Pacific Commercial Corporation dated May 8, 2003(1)
10	.12†	Second Amendment to Lease between Registrant and California Pacific Commercial Corporation dated February 11, 2005(1)
10	.13†	Development Agreement between Registrant and Autoliv ASP, Inc. dated October 3, 2005(1)
10	.14†	Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 20, 2002, as amended on January 7, 2003, September 3, 2003, March 18, 2004 and May 16, 2005(1)
10	.15†	Master Security Agreement between Registrant and General Electric Capital Corporation dated May 17, 2005, as amended on May 18, 2005(1)
10	.16†	Promissory Note between Registrant and General Electric Capital Corporation dated June 15, 2005(1)
10	.17†	Promissory Note between Registrant and General Electric Capital Corporation dated August 24, 2005(1)
10	.19†	Warrant to Purchase shares of Common Stock issued to Montgomery 2004-3 Partnership dated November 5, 2004(1)
10	.20†	Warrant to Purchase shares of Series B Preferred Stock issued to Silicon Valley Bank dated March 20, 2002(1)
10	.21†	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated January 7, 2003, as amended on March 4, 2003(1)
10	.22†	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 19, 2003(1)
10	.23†	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated April 7, 2004(1)
10	.24†	Lease Agreement between the Brittania, LLC and the Registrant dated August 25, 2006
10	.25†	2006 Performance Bonus Program*
10	.26†	Purchase Option Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006††

Exhibit
Number		Description of Document

10	.27†	Warrant Purchase Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006
10	.28†	Warrant to Purchase shares of Common Stock issued to Symphony Allegro Holdings LLC dated December 1, 2006
10	.29†	Amended and Restated Research and Development Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006††
10	.30†	Registration Rights Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006
10	.31†	Novated and Restated Technology License Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006††
10	.32†	Confidentiality Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006
10	.33†	2007 Performance Bonus Program*
14	.1†	Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors.
23.1		Consent of Independent Registered Public Accounting Firm
24	.1†	Power of Attorney included on this signature pages hereto
31.1		Section 302 Certification of CEO.
31.2		Section 302 Certification of CFO.
32.1		Section 906 Certifications of CEO and CFO.

*	Management contract or compensation plan or arrangement.

†	Previously filed

††	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXZA PHARMACEUTICALS, INC.

By:	/s/ THOMAS B. KING
Thomas B. King
President and Chief Executive Officer

Dated: April 9, 2007

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 9, 2007.

Signature	Title

/s/ THOMAS B. KING Thomas B. King	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ AUGUST J. MORETTI August J. Moretti	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* Samuel D. Colella	Director

* Alan D. Frazier	Director

* Ernest Mario	Director

* Deepika R. Pakianathan	Director

* J. Leighton Read	Director

* Gordon Ringold	Director

* Isaac Stein	Director

* Alejandro A. Zaffaroni	Director

*By: /s/ Thomas B. King Thomas B. King, Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1†	Restated Certificate of Incorporation
3	.6†	Amended and Restated Bylaws
3	.7†	Amendment to Amended and Restated Bylaws
4	.1†	Specimen Common Stock Certificate(1)
4	.2†	Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
10	.1†	2005 Bonus Program(1)*
10	.2†	Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(1)*
10	.3†	Form of Change of Control Agreement(1)*
10	.4†	2005 Equity Incentive Plan(1)*
10	.5†	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)*
10	.6†	2005 Non-Employee Directors’ Stock Option Plan(1)
10	.7†	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10	.8†	2005 Employee Stock Purchase Plan(1)*
10	.9†	Form of Offering Document to 2005 Employee Stock Purchase Plan(1)*
10	.10†	Lease between Registrant and California Pacific Commercial Corporation dated March 20, 2002(1)
10	.11†	First Amendment to Lease between Registrant and California Pacific Commercial Corporation dated May 8, 2003(1)
10	.12†	Second Amendment to Lease between Registrant and California Pacific Commercial Corporation dated February 11, 2005(1)
10	.13†	Development Agreement between Registrant and Autoliv ASP, Inc. dated October 3, 2005(1)
10	.14†	Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 20, 2002, as amended on January 7, 2003, September 3, 2003, March 18, 2004 and May 16, 2005(1)
10	.15†	Master Security Agreement between Registrant and General Electric Capital Corporation dated May 17, 2005, as amended on May 18, 2005(1)
10	.16†	Promissory Note between Registrant and General Electric Capital Corporation dated June 15, 2005(1)
10	.17†	Promissory Note between Registrant and General Electric Capital Corporation dated August 24, 2005(1)
10	.19†	Warrant to Purchase shares of Common Stock issued to Montgomery 2004-3 Partnership dated November 5, 2004(1)
10	.20†	Warrant to Purchase shares of Series B Preferred Stock issued to Silicon Valley Bank dated March 20, 2002(1)
10	.21†	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated January 7, 2003, as amended on March 4, 2003(1)
10	.22†	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 19, 2003(1)
10	.23†	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated April 7, 2004(1)
10	.24†	Lease Agreement between the Brittania, LLC and the Registrant dated August 25, 2006
10	.25†	2006 Performance Bonus Program*
10	.26†	Purchase Option Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006†

Exhibit
Number		Description of Document

10	.27†	Warrant Purchase Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006
10	.28†	Warrant to Purchase shares of Common Stock issued to Symphony Allegro Holdings LLC dated December 1, 2006
10	.29†	Amended and Restated Research and Development Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006††
10	.30†	Registration Rights Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006
10	.31†	Novated and Restated Technology License Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006††
10	.32†	Confidentiality Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006
10	.33†	2007 Performance Bonus Program*
14	.1†	Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors.
23.1		Consent of Independent Registered Public Accounting Firm
24	.1†	Power of Attorney included on this signature pages hereto
31.1		Section 302 Certification of CEO.
31.2		Section 302 Certification of CFO.
32.1		Section 906 Certifications of CEO and CFO.

*	Management contract or compensation plan or arrangement.

†	Previously filed

††	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644)