Form 10-Q
period 2007-03-31
Alexza Pharmaceuticals Inc.
filed 2007-05-09
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Total number of shares of common stock outstanding as of May 3, 2007; 30,935,151.

ALEXZA PHARMACEUTICALS, INC.

		page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 and for the period from December 19, 2000 (inception) to March 31, 2007	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and for the period from December 19, 2000 (inception) to March 31, 2007	5
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	26

Item 1.	Legal Proceedings	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

SIGNATURES		45
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2007	2006(1)
ASSETS
Current assets:
Cash and cash equivalents	$19,112	$17,032
Marketable securities	12,691	25,591
Investments held by Symphony Allegro, Inc.	47,315	49,956
Prepaid expenses and other current assets	2,752	1,263

Total current assets	81,870	93,842

Property and equipment, net	15,418	11,136
Restricted cash	604	604
Employee note receivable, net of unamortized discount	84	83
Other assets	147	101

Total assets	$98,123	$105,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,030	$5,933
Accrued clinical trial expenses	796	1,641
Other accrued expenses	3,447	3,849
Current portion of equipment financing obligations	3,325	2,770

Total current liabilities	13,598	14,193

Deferred rent	5,375	1,191
Noncurrent portion of equipment financing obligations	6,618	5,865
Noncontrolling interests in Symphony Allegro, Inc.	32,661	34,743

Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in-capital	171,279	170,442
Deferred stock compensation	(1,521)	(1,703)
Other comprehensive loss	3	9
Deficit accumulated during development stage	(129,892)	(118,976)

Total stockholders’ equity	39,871	49,774

Total liabilities and stockholders’ equity	$98,123	$105,766

(1)	Condensed consolidated balance sheet at December 31, 2006 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.
See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

			Period from
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2007	2006	2007
Revenue	$—	$160	$6,945

Operating expenses:
Research and development	10,235	7,340	107,708
General and administrative	3,585	1,483	33,760
Acquired in-process research and development	—	—	3,916

Total operating expenses	13,820	8,823	145,384

Loss from operations	(13,820)	(8,663)	(138,439)

Interest and other income, net	1,057	389	6,623
Interest expense	(235)	(157)	(1,878)

Loss before noncontrolling interest in Symphony Allegro, Inc.	(12,998)	(8,431)	(133,694)

Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	2,082	—	3,802

Net loss	$(10,916)	$(8,431)	$(129,892)

Basic and diluted net loss per share	$(0.46)	$(1.15)

Shares used to compute basic and diluted net loss per share	23,869	7,316

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(10,916)	$(8,431)	$(129,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributed to noncontrolling interests in Symphony Allegro, Inc.	(2,082)	—	(3,802)
Share-based compensation — consultants	12	25	437
Share-based compensation — employees	546	(368)	2,352
Amortization of deferred stock compensation	161	205	1,292
Extinguishment of officer note receivable	—	—	2,300
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	13	—	288
Amortization of premium (discount) on available-for-sale securities	(231)	(16)	768
Depreciation and amortization	873	771	8,322
Loss on disposal of property and equipment	—	—	43
Changes in operating assets and liabilities:
Grant and other receivables	—	(25)	—
Prepaid expenses and other current assets	(1,489)	709	(2,746)
Other assets	(60)	14	(2,703)
Accounts payable	97	302	5,901
Accrued clinical and other accrued liabilities	(1,061)	(249)	729
Other liabilities	4,184	(2,686)	8,765

Net cash used in operating activities	(9,953)	(9,749)	(103,716)

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,189)	—	(218,525)
Maturities of available-for-sale securities	16,314	8,750	205,070
Purchases of available-for-sale securities held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	2,641	—	2,660
Increase in restricted cash	—	—	(604)
Purchases of property and equipment	(5,155)	(1,482)	(23,521)
Proceeds from disposal of property and equipment	—	—	3
Cash paid for merger	—	—	(250)

Net cash provided by (used in) investing activities	10,611	7,268	(85,142)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19, 2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2007	2006	2007
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	—	44,902	44,920
Proceeds from exercise of stock options and stock purchase rights under the Employee Stock Purchase Plan	114	126	1,687
Repurchases of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc, net of fees	—	—	47,171
Proceeds from equipment term loans	2,058	1,377	15,176
Payments of equipment term loans and leases	(750)	(452)	(5,686)

Net cash provided by (used in) financing activities	1,422	45,953	207,970

Net increase in cash and cash equivalents	2,080	43,472	19,112
Cash and cash equivalents at beginning of period	17,032	16,787	—

Cash and cash equivalents at end of period	$19,112	$60,259	$19,112

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
1. The Company and Basis of Presentation
Business
Alexza Pharmaceuticals, Inc. (“Alexza” or the “Company”) was incorporated in the state of Delaware on December 19, 2000 as FaxMed, Inc. In June 2001, the Company changed its name to Alexza Corporation and in December 2001 became Alexza Molecular Delivery Corporation. In July 2005, the Company changed its name to Alexza Pharmaceuticals, Inc.
Alexza is an emerging pharmaceutical company focused on the development and commercialization of novel, proprietary products for the treatment of acute and intermittent conditions. The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, conducting research and development, conducting preclinical studies and clinical trials, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage and to operate in one business segment.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other interim period or any other future year.
The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K/A filed on April 10, 2007.
Basis of Consolidation
The condensed consolidated financial statements include the accounts of Alexza and its one variable interest entity, Symphony Allegro, Inc., for which Alexza is considered the primary beneficiary as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated.
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

2. Share-Based Compensation
The components of the share-based compensation recognized in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	General	Research
	And	And
	Administrative	Development	Total
Three months ended March 31, 2007
Employee stock options granted prior to January 1, 2006	$51	$110	$161
Employee stock options granted on or subsequent to January 1, 2006	158	156	314
Employee Stock Purchase Plan	46	186	232
Non-employee stock option awards	—	12	12

	$255	$464	$719

	General	Research
	And	And
	Administrative	Development	Total
Three months ended March 31, 2006
Employee stock options granted prior to January 1, 2006	$62	$143	$205
Employee stock options granted on or subsequent to January 1, 2006	19	5	24
Employee Stock Purchase Plan	10	40	50
Non-employee stock option awards	3	22	25
Variable share-based compensation	(442)	—	(442)

	$(348)	$210	$(138)

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
The effect of adopting SFAS 123R on the three months ended March 31, 2007 and 2006 was to increase net loss by $546,000 and $74,000, respectively, and to increase basic and diluted net loss per share by $0.02 and $0.01, respectively.
Employee Share-Based Awards Granted Prior to January 1, 2006
Compensation cost for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS 123R, were accounted for using the option’s intrinsic value or the difference, if any,

between the fair market value of the Company’s common stock and the exercise price of the option on the measurement date, which is typically the date of grant. The Company recorded the total valuation of these options as a component of stockholders’ equity, which will be amortized over the vesting period of the applicable option on a straight line basis. During the three months ended March 31, 2007 and 2006, the Company reversed $21,000 and $214,000 of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations, respectively. The expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Remainder of 2007	$482
2008	643
2009	396

$1,521

Employee Share-Based Awards Granted On or Subsequent to January 1, 2006
Compensation cost for employee share-based awards granted on or after January 1, 2006, the date the Company adopted SFAS 123R, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and will be recognized over the vesting period of the applicable award on a straight-line basis. The Company issues employee share-based awards in the form of stock options and restricted stock units under the Company’s equity incentive plans, and stock purchase rights under the Company’s employee stock purchase plan.
Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units
During the three months ended March 31, 2007 and 2006, the weighted average fair value of the employee stock options granted was $6.73 and $5.27, respectively. The weighted average fair value of stock purchase rights granted was $3.43 and $3.24 during the three months ended March 31, 2007 and 2006, respectively. The Company did not issue any restricted stock units in the three months ended March 31, 2007 or 2006.
These estimated grant date fair values of the awards were calculated using the Black-Scholes valuation model, and the following assumptions:

	Three Months Ended
	March 31,
	2007	2006
Stock Option Plans
Weighted-average expected term	6.1 years	6.0 years
Expected volatility	73%	80%
Risk-free interest rate	4.69%	4.59%
Dividend yield	0%	0%

Employee Stock Purchase Plan
Weighted-average expected term	1.6 years	1.4 years
Expected volatility	53%	53%
Risk-free interest rate	4.77%	4.77%
Dividend yield	0%	0%
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
Volatility. Since the Company is a newly public entity with no historical data on volatility of its stock, the expected volatility used for 2007 and 2006 is based on volatility of similar entities (referred to as

“guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
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
As of March 31, 2007, there was $4,522,000, $179,000 and $475,000 of total unrecognized compensation costs related to non-vested stock option awards, non-vested restricted stock units and stock purchase rights issued after January 1, 2006, respectively, which are expected to be recognized over a weighted average period of 3.3 years, 3.4 years and 0.8 years, respectively.
Nonemployee Stock Option Awards
The Company has granted options to purchase shares of common stock to nonemployees. During the three months ended March 31, 2007 and 2006, the Company did not grant any new nonemployee options to purchase common stock. However in the three months ended March 31, 2007 and 2006, the Company remeasured the nonemployee options vested during the quarters using the Black-Scholes valuation model. As of March 31, 2007, stock options to acquire 2,745 shares are subject to remeasurement of fair value. The stock compensation costs of these options granted to nonemployees are remeasured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of service received.
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

There was no share-based compensation capitalized at March 31, 2007 or 2006.
3. Share-Based Compensation Plans
2005 Equity Incentive Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”) and authorized for issuance thereunder 1,088,785 shares of common stock. The 2005 Plan became effective upon the closing of the Company’s initial public offering on March 8, 2006. The 2005 Plan is an amendment and restatement of the Company’s previous stock option plans. Stock options issued under the 2005 Plan generally vest over 4 years, vesting is generally based on service time, and have a maximum contractual term of 10 years. The 2005 Plan provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 2% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or (ii) 1,000,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2007 an additional 476,386 (2% of the total number of shares of the Company’s common stock outstanding on December 31, 2006) shares of the Company’s common stock were reserved for issuance under this provision.
2005 Non-Employee Directors’ Stock Option Plan
In December 2005, the Company’s board of directors adopted the 2005 Non-Employee Directors Stock Option Plan (the “Directors Plan”) and authorized for issuance thereunder 250,000 shares of common stock. The Director’s Plan became effective immediately upon the closing of the Company’s initial public offering on March 8, 2006. The Directors Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors. The Director’s Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any fiscal year. On January 1, 2007 an additional 200,000 shares of the Company’s common stock were reserved for issuance under this provision.
The following table sets forth the summary of option activity under the Company’s stock option plans for the three months ended March 31, 2007:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2006	2,611,042	$5.23
Options granted	239,436	9.85
Options exercised	(79,719)	1.41
Options forfeited	(21,975)	7.61
Options canceled	(773)	1.11

Balance at March 31, 2007	2,748,011	5.72

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $752,000 and $520,000, respectively.

Information regarding the stock options outstanding at March 31, 2007 is summarized below:

	Outstanding			Exercisable
		Remaining			Remaining
		Contractual	Aggregate		Contractual	Aggregate
Exercise	Number	Life	Intrinsic	Number	Life	Intrinsic
Price	of Shares	(in years)	Value	of Shares	(in years)	Value
			(in 000’s)			(in 000’s)
$0.99 — 1.10	528,606	7.31	$6,218	244,348	7.04	$2,876
1.38 — 3.30	445,228	8.30	4,781	174,853	8.26	1,889
6.88 — 7.00	237,512	8.95	1,411	75,663	8.70	452
7.20 — 7.74	329,500	9.40	1,862	—	—	—
8.00 — 8.00	777,109	7.47	3,777	460,133	6.93	2,236
8.01 — 9.27	356,600	9.71	1,438	1,500	9.57	6
9.46 — 11.70	73,456	9.68	123	24,358	9.69	33

	2,748,011	8.28	$19,610	980,855	7.40	$7,492

The intrinsic value is calculated as the difference between the market value as of March 31, 2007 and the exercise price of the shares. The market value as of March 30, 2007, the last trading day of March 2007, was $12.86 as reported by NASDAQ Global Market.
At March 31, 2007, there were 34,080 nonvested share units (restricted stock units) outstanding with a weighted average grant date fair value of $7.00. As of March 31, 2007, no restricted stock units have become vested. No restricted stock units were granted in the three months ended March 31, 2007 or 2006.
As of March 31, 2007, 990,097, shares remained available for issuance under the 2005 Plan and the Directors’ Plan.
2005 Employee Stock Purchase Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”) and authorized for issuance thereunder 500,000 shares of common stock. The ESPP allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of a fixed offering period, generally twenty four months with four purchase periods within each offering period. Purchases are generally made on the last trading day of each October and April. The initial offering period began March 8, 2006 and will end on April 30, 2008. The first purchase occurred on October 31, 2006 in which the Company issued 131,682 shares at a price of $6.80 per share. Employees purchase shares at each purchase date at 85% of the market value of our common stock at either the employee’s enrollment date or the end of the purchase period, whichever price is lower. There were no purchases made in the three months ended March 31, 2007 or 2006.
The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of share by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2007 an additional 238,193 shares of the Company’s common stock (1% of the total number of shares of the Company’s common stock outstanding on December 31, 2006) were reserved for issuance under this provision. As of March 31, 2007, 606,511 shares of common stock were available for issuance under the plan.

4. Net Loss per Share
Historical basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share calculation for the three months ended March 31, 2007 and 2006 because the inclusion of such shares would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2007	2006
Stock options	2,748,011	2,103,502
Restricted stock units	34,080	—
Warrants to purchase common stock	2,015,720	91,925
Convertible preferred stock (as converted)	—	11,313,852
5. Comprehensive Loss
Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(10,916)	$(8,431)
Change in unrealized gain (loss) on marketable securities	(6)	16

Comprehensive loss	$(10,922)	$(8,415)

6. Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Accrued compensation	$2,066	$2,856
Accrued professional fees	264	349
Other	1,117	644

	$3,447	$3,849

7. Equipment Financing Obligations
During the three months ended March 31, 2007, the Company borrowed an additional $2,058,000 under an existing equipment financing agreement. Under the existing agreement, equipment advances are to be repaid in 36 to 48 installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasuries of comparable maturities and ranges from 9.2% to 10.6%. The equipment purchased under the equipment financing agreement is pledged as security.
Initially, the existing agreement allowed the Company to borrow up to $3,000,000. Upon the Company closing corporate collaborations and equity financings with an aggregate of at least $65 million of funding, an additional $9,000,000 will be available for additional borrowings. As of March 31, 2007, the Company had obtained $50 million of funding against this requirement. As of March 31, 2007, the Company had $722,000 remaining credit available under the initial $3,000,000 of this agreement. The remaining $9,000,000 became available to the Company in May upon the closing of the Company’s public offering of its common shares (see Note 11).

Future principal payments under the equipment financing agreements as of March 31, 2007 are as follows (in thousands):

Remainder of 2007	$2,465
2008	3,567
2009	2,924
2010	935
2011	52

Total	$9,943

8. Facility Lease
In February 2007, the Company entered into an agreement to extend the termination date on the lease of its two Palo Alto facilities from June 30, 2007 to March 31, 2008. Beginning July 1, 2007, monthly rent payments will increase from $134,000 per month to $228,000 per month. The Company holds an option to extend the lease on one of the facilities to June 30, 2008.
9. Symphony Allegro, Inc.
On December 1, 2006 (the “Closing Date”), the Company entered into a series of related agreements with Symphony Allegro, Inc. providing for the financing of the clinical development of its AZ-002, Staccato alprazolam, and AZ-004, Staccato loxapine, product candidates (the “Programs”). Pursuant to the agreements, Symphony Allegro, Inc. (“Allegro”) has agreed to invest up to $50.0 million to fund the clinical development of these Programs, and the Company licensed to Allegro its intellectual property rights related to these Programs. Allegro is a wholly owned subsidiary of Symphony Allegro Holdings LLC (“Holdings”), which provided $50.0 million in funding to Allegro on December 18, 2006. The Company continues to be primarily responsible for the development of these Programs.
In accordance with FIN 46R, the Company determined that Allegro is a variable interest entity for which it is the primary beneficiary. As a result, the Company will include the financial condition and results of operations of Allegro in its consolidated financial statements. Accordingly, the Company has deducted the losses attributable to the noncontrolling interest in Allegro from the Company’s net loss in the consolidated statement of operations and the Company also reduced the noncontrolling interest holders’ ownership interest in Allegro in the consolidated balance sheet by Allegro’s losses. For the three months ended March 31, 2007, the losses attributed to the noncontrolling interest holders were $2.1 million. The Company also reduced the noncontrolling interest holders’ ownership interest in Allegro in the consolidated balance sheet by $2.85 million related to a structuring fee and related expenses that the Company incurred in connection with the closing of the Allegro transaction.
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

10. Recent Accounting Pronouncements
Statement of Financial Accounting Standard No. 157
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning in the first quarter of fiscal year 2009. Management is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows and do not believe the impact of the adoption will be material.
Staff Accounting Bulletin No. 108
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses the SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. The impact of adopting SAB 108 on January 1, 2007 did not have a material impact on the Company’s results of operations or financial position.
FASB Interpretation No. 48
In July, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company’s adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial statements.
The Company adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN 48 are classified as part of its income tax provision. The Company has not incurred any interest or penalties as of March 31, 2007.
The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company does not anticipate any events which could cause a change to these uncertainties.
The Company is subject to taxation in the US and various states jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years starting with 2000 to 2006 remain open in various taxing jurisdictions.
As of the adoption date, the Company had $2 million of unrecognized tax benefit
11. Subsequent Events
In May 2007, the Company completed a public offering of 6,900,000 shares of common stock, which resulted in net cash proceeds to the Company of approximately $66.0 million.

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
The names “Alexza” and “Staccato” are trademarks of Alexza Pharmaceuticals, Inc. We have registered the trademarks “Alexza Pharmaceuticals,” “Alexza” and “Staccato” with the U.S. Patent and Trademark Office. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.
Overview
We are developing novel, proprietary products for the treatment of acute and intermittent conditions. Our technology, the Staccato system, enables the precise delivery and rapid onset of therapeutic effect of many small molecule drugs. Our lead product candidates consist of the following:
•	AZ-001 (Staccato prochlorperazine). We are developing AZ-001 to treat patients suffering from acute migraine headaches. In March 2007, we announced positive initial results from an outpatient, multi-center, randomized, double blind, placebo-controlled Phase IIb clinical trial of AZ-001 in 400 migraine patients. All three doses of AZ-001 met the primary endpoint of statistically significant pain relief at two hours, compared to placebo. In the two highest doses studied, AZ-001 also showed a statistically significant difference in achieving a pain-free response at two hours, as compared with placebo. AZ-001 demonstrated rapid onset of pain relief, with statistically significant pain response in 15 minutes for the 7.5 mg dose and statistically significant pain responses for all three doses at 30 minutes. AZ-001 also showed a sustained pain-free response, with statistically significant elimination of pain at 24 hours post-dose at the two highest studied doses. Survival analysis for nausea, photophobia and phonophobia over the 2-hour period post-dose showed a statistically significant difference, compared to placebo.

•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the treatment of acute agitation in patients with schizophrenia. In March 2007, we announced positive initial results from a multi-center, randomized, double-blind, placebo-controlled Phase IIa clinical trial in 120 patients in an in-patient clinical setting. The 10 mg dose of AZ-004 met the primary endpoint of the clinical trial, which was a statistically significant reduction in the measure of agitation from baseline to the 2-hour post-dose time point, as compared to placebo. The 10 mg dose of AZ-004 also exhibited a rapid onset of effect, with a statistically significant improvement in the PANSS (Positive and Negative Symptom Scale) Excited Component (PEC) scores at 20 minutes post-dose, as compared to placebo. The effectiveness of the 10 mg dose was sustained throughout the 24-hour study period, as compared to placebo. AZ-004 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-002 (Staccato alprazolam). We are developing AZ-002 for the acute treatment of panic attacks associated with panic disorder. In April 2006, we initiated an in-clinic, single-center, double-blind, placebo-controlled, Phase IIa proof-of-concept clinical trial in patients with panic disorder. As a result of observing greater than expected levels of sedation in the first two patients enrolled in the trial, we reduced the dose of AZ-002, modified the AZ-002 device, manufactured and released new clinical trial materials for the trial, and added two additional study sites to the study group. In April 2007, we re-initiated dosing in the 42 patient clinical trial with a lower dose of AZ-002. AZ-002 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-003 (Staccato fentanyl). We are developing AZ-003 for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes. In December 2006, we completed enrollment and announced initial results of a Phase I clinical trial of AZ-003 in opioid naïve healthy subjects.

•	AZ-007 (Staccato zaleplon). We are developing AZ-007 for the treatment of sleep disorder in patients who have difficulty falling asleep, including those patients with middle of the night awakening who have difficulty falling back asleep. We have completed a pre-IND meeting for AZ-007 and several pre-clinical studies.
We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, capital lease and equipment financings and government grants. We have generated $6.9 million in revenue from inception through March 31, 2007, substantially all of which was earned through United States Small Business Innovation Research grants. We do not expect any grant revenues in 2007 or material product revenue until at least 2011.
In May 2007, we completed a public offering of 6,900,000 shares of common stock, which resulted in net cash proceeds to us of approximately $66.0 million.
From inception through 2003, we focused on the development of our technology, the selection and preclinical testing of product candidates and the manufacture of clinical trial supplies. In 2004, we expanded our activities to include the clinical development of our product candidates. The continued development of our product candidates will require significant additional expenditures, including expenses for preclinical studies, clinical trials, research and development, manufacturing development and seeking regulatory approvals. We rely on third parties to conduct a portion of our preclinical studies and all of our clinical trials, and we expect these expenditures to increase in future years as we continue development of our product candidates. In 2007, we intend to continue our on-going clinical trials for AZ-002, initiate new clinical trials for AZ-001 and AZ-004, and file an IND for AZ-007. These clinical trials will result in higher expenditures than in previous years. If these product candidates continue to progress, expenses for future Phase III clinical trials will be significantly higher than those incurred in Phase II clinical trials. We plan no additional clinical development of AZ-003 during 2007, unless we are able to secure a corporate partner to support continued clinical and device development.
In August 2006 we executed a lease for a new facility in Mountain View, California. In 2007, we intend to build a current good manufacturing practice pilot manufacturing facility in this new location and plan to move our operations to the Mountain View facility by the end of 2007. We intend the pilot manufacturing facility to be capable of manufacturing materials for toxicology studies and clinical trial materials for future clinical trials. Facility lease expenses will increase substantially in 2007 and the first quarter of 2008, as we incur rent expense on the Mountain View facility while we continue to make tenant improvements in 2007 and our current facilities in Palo Alto, California during 2007 and decommissioning in the first quarter of 2008. In addition, we will incur significant expense in moving our operations, including our laboratories and manufacturing operations, from our existing premises to the new facility.

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
We have incurred significant losses since our inception. As of March 31, 2007, our deficit accumulated during development stage was $129.9 million and total stockholders’ equity was $40.1 million. We recognized net losses of $10.9 million for the three months ended March 31, 2007 and $41.8 million, $32.4 million, and $16.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. We expect our net losses to increase as we continue our existing and planned preclinical studies and clinical trials, expand our research and development efforts and our manufacturing development, move to our new facility, and continue to add the necessary infrastructure to support operating as a public company.
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
As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. While we are currently focused on developing AZ-001, AZ-004 and AZ-002, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available before 2011, if at all. We expect the existing cash, cash equivalents and marketable securities along with the proceeds from our May 2007 public offering, interest earned thereon, funding available from Symphony Allegro and funds received from option exercises and purchases of common stock pursuant to our Employee Stock Purchase Plan, will enable us to maintain our currently planned operations through at least the middle of 2009. We will need to raise additional capital to support continued development of our product candidates thereafter.
Results of Operations
Comparison of Three Months Ended March 31, 2007 and 2006
Revenue
We had no revenues in the three months ended March 31, 2007. Our revenue for the three months ended March 31, 2006 of $160,000, consisted of $130,000 of government grant revenue and $30,000 of revenue from drug compound feasibility screening agreements. We expect no grant revenue or drug compound feasibility screening revenue in 2007.
Operating Expenses
Share-based compensation expenses had a material impact on our comparative operating expenses for the three month periods ended March 31, 2007 and 2006. Our operating expenses were affected by the Company’s prospective adoption of SFAS 123R and the impact of the reversal of share-based compensation in the three months ended March 31, 2006.

	Three Months Ended
	March 31,
	2007	2006
Non share-based compensation expenses:
Research and development	$9,771	$7,130
General and administrative	3,330	1,831

Total non share-based compensation expenses	13,101	8,961

Share-based compensation expenses:
Research and development	464	210
General and administrative	255	(348)

Total share-based compensation expenses	719	(138)

Total operating expenses	$13,820	$8,823

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

	Three Months Ended
	March 31,
	2007	2006
Preclinical and clinical development:
AZ-001	$1,402	$2,049
AZ-004	1,748	773
AZ-002	1,617	623
AZ-003	752	1,021
AZ-007	1,734	—
Other preclinical programs	550	839

Total preclinical and clinical development	7,803	5,305
Research	2,432	2,035

Total research and development	$10,235	$7,340

Research and development expenses were $10.2 million and $7.3 million during the three months ended March 31, 2007 and 2006, respectively, representing a 39% increase. The increase was due primarily to increased spending on our AZ-002 and AZ-004 product candidates as we continued development of these product candidates under the Symphony Allegro agreement, the initiation of AZ-007 pre-clinical product development, increased spending on Staccato device development and manufacturing scale up, and development of new pre-clinical programs. These increased efforts were partially offset by the decreases in spending on our AZ-001 product candidate due to the completion of the Phase IIb trial in the first quarter of 2007 and AZ-003, as we are reducing spending on this program until we obtain a partner to develop the product.
We expect to continue to devote substantial resources to research and development to support the continued development of our product candidates and core technology, to expand our research and development efforts and to expand our manufacturing development. We expect that research and development expenses for clinical trials will continue to increase as we conduct additional and later-stage clinical trials for our product candidates. In addition, we expect to incur additional non-cash share-based compensation expense in 2007 as future employee share-based awards are expensed due to the adoption of SFAS 123R, and as existing grants continue to be expensed.
General and Administrative Expenses
General and administrative expenses were $3.6 million and $1.5 million during the three months ended March 31, 2007 and 2006, respectively, representing a 142% increase. Share-based compensation increased general and administrative expenses by $255,000 during the three months ended March 31, 2007 and decreased general and administrative expense by $348,000 during the three months ended March 31, 2006, resulting in an increase from the first quarter of 2006 to the first quarter of 2007 of $603,000. During the three months ended March 31, 2006 share based compensation was impacted by a $442,000 reduction in compensation expense related to officer stock option grants that were treated as variable awards. The contingency which had caused these awards to be variable in nature was resolved during the three months ended March 31, 2006 and thus variable accounting ceased. We expect share-based compensation expense to continue to increase as we do not anticipate any additional expense reversals resulting from variable accounting and as future stock option grants will continue to be recorded at fair value.
Without the impact of share-based compensation expenses, general and administrative expenses increased to $3.3 million in the three months ended March 31, 2007 from $1.8 million in the comparable period in 2006 due to increased staffing to manage and support our growth resulting in payroll and related expenses increasing $510,000, additional regulatory requirements as a publicly traded company resulting in increases in legal fees and accounting services of $173,000 and $151,000, respectively, and higher facilities expenses of $275,000 to support our growth.
We expect that our general and administrative expenses will increase as we continue to add infrastructure to support the expected increase in operations and as we continue to meet our obligations as a public company. In addition, we expect to incur additional non-cash stock-based compensation expense in 2007 as future employee stock options granted are recorded at fair value and existing grants continue to be expensed.
Interest and Other Income and Interest Expense, Net
Interest and other income was $1,057,000 and $389,000 for the three months ended March 31, 2007 and 2006, respectively, representing income earned on our cash and cash equivalents and marketable securities and on investments held by Symphony Allegro Inc. The increase was primarily due to higher average cash, cash equivalent and marketable securities balances, and the addition of investments held by Symphony Allegro, Inc. We expect our interest and other income to increase in future periods as a result of interest earned on the proceeds of our May 2007 public stock offering.
Interest expense was $235,000 and $157,000 for the three months ended March 31, 2007 and 2006, respectively, representing interest on our equipment financing obligations. Interest expense increased due to increased borrowings on our equipment financing obligations.

Liquidity and Capital Resources
Since inception through March 31, 2007, we have financed our operations primarily through private placements and a public offering of equity securities, receiving aggregate net proceeds from such sales totaling $149.6 million, revenues primarily from government grants totaling $6.9 million and funding from Symphony Allegro. We have received additional funding from equipment financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our Employee Stock Purchase Plan. As of March 31, 2007, we had $31.8 million in cash, cash equivalents and marketable securities, $47.3 million of marketable securities held by Symphony Allegro, and $722,000 available under an equipment financing line of credit. The marketable securities held by Symphony Allegro are used to fund the development of AZ-002 and AZ-004 and are not available for general corporate expenses. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
Cash Flows from Operating Activities. Net cash used in operating activities was $10.0 million and $9.7 million during the three months ended March 31, 2007 and 2006, respectively. The net cash used in the three months ended March 31, 2007 primarily reflects the net loss of $10.9 million, net of deprecation of $0.9 million and non-cash share based compensation expense of $0.7 million, increase in prepaid expenses and other current assets, decrease in accrued clinical and other accrued liabilities (bonus payout of $2.1 million), partially offset by an increase in other liabilities. The net cash used in the three months ended March 31, 2006 primarily reflects the net loss of $8.4 million, net of depreciation of $0.8 million, for the period and the reduction in other accrued expenses (bonus payout of $1.3 million and tax payment on behalf of officers of $1.7 million, see Note 2 to the Notes to the Condensed Consolidated Financial Statements) partially offset by the decrease in prepaid and other current assets.
Cash Flows from Investing Activities. Net cash provided by investing activities was $10.6 million and $7.3 million during the three months ended March 31, 2007 and 2006, respectively. Investing activities consist primarily of purchases and sales of marketable securities and capital purchases. During the three months ended March 31, 2007, we had maturities of marketable securities, net of purchases, of $13.1 million, and purchases of property and equipment of $5.2 million, consisting primarily of tenant improvements of our Mountain View facility, and maturities of available for-sale securities held by Symphony Allegro of $2.6 million.
During the three months ended March 31, 2006, we had maturities of marketable securities of $8.8 million and purchases of property and equipment of $1.5 million. We expect to continue to make significant investments in the purchase of equipment to support our continued build out of the Mountain View facility and to support our expanding operations.
Cash Flows from Financing Activities. Net cash provided by financing activities was $1.4 million and $46.0 million during the three months ended March 31, 2007 and 2006, respectively. Financing activities consist primarily of proceeds from the sale of our stock and equipment financing arrangements. During the three months ended March 31, 2006, we received net proceeds of $44.9 million from the issuance of 6,325,000 shares of common stock from our initial public offering. Proceeds from equipment financing arrangements, net of payments, were $1.3 million and $0.9 million during the three months ended March 2007 and 2006, respectively.
In May 2007, we completed a public offering of 6,900,000 shares of common stock, which resulted in net cash proceeds to us of approximately $66.0 million.
We believe that our current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from the May 2007 common stock offering, the funding available from Symphony Allegro, Inc., and the funds available under our equipment financing agreement and the proceeds from option exercises and purchases of common stock pursuant to our Employee Stock Purchase Plan, will enable us to maintain our currently planned operations through the middle of 2009. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying this estimate include:
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
We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition and prospects.
Contractual Obligations
We lease two buildings with an aggregate of 65,143 square feet of office and laboratory facilities in Palo Alto, California. The lease expires on March 31, 2008 and we have an option to extend the lease on one facility to June 30, 2008. In August 2006, the Company entered into an agreement to lease 65,604 square feet for office, laboratory and manufacturing facilities in Mountain View, California. The agreement has an initial term of 11 years with two options to extend the lease for five years each. Lease payments for the new facility will begin in April 2007.
We finance a portion of our equipment purchases through various equipment financing agreements. Under the agreements, equipment advances are to be repaid in 36 to 48 installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasuries of comparable maturities and ranges from 9.2% to 10.6%. The equipment purchased under the equipment financing agreement is pledged as security.
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
The Company’s future contractual payments, including interest, are as follows (in thousands):

	Operating	Equipment
	Lease	Financing	Autoliv
	Agreements	Obligations	Agreement	Total
2007 — Remaining 9 Months	$2,718	$3,103	$250	$6,071
2008	2,349	4,137	83	6,569
2009	2,263	3,161	—	5,424
2010	2,471	980	—	3,451
2011	2,545	52	—	2,597
Thereafter	17,724	—	—	17,724

Total	$30,070	$11,433	$333	$41,836

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
Critical Accounting Estimates and Judgments
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates and judgments have not changed since our Annual Report on Form 10-K/A which was filed on April 10, 2007.
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
Income Tax Accounting
In July, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on our financial statements.
We have adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN48 and penalties recognized in accordance with Paragraph 16 of FIN48 are classified as part of our income tax provision. The Company has not incurred any interest or penalties as of March 31, 2007.
We do not anticipate any significant change within 12 months of this reporting date of our uncertain tax positions. We do not anticipate any events which could cause the change to these uncertainties.
We are subject to taxation in the US and various states jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years starting with 2000 to 2006 remain open in various taxing jurisdictions.
As of the adoption date, the Company had $2 million of unrecognized tax benefit

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, which have maturities of less than three months, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of March 31, 2007, we had cash, cash equivalents and marketable securities of $31.8 million and investments held by Symphony Allegro of $47.3 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls over Financial Reporting
None
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
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $10.9 million for the three months ended March 31, 2007 and $41.8 million, $32.4 million and $16.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of March 31, 2007, we had a deficit accumulated during development stage of $129.9 million. We expect our expenses to increase as we continue our existing and planned preclinical studies and clinical trials, expand research and development efforts, expand our manufacturing development efforts, relocate our main operations and complete construction on a current good manufacturing practice compliant pilot facility, and continue to add the necessary infrastructure to support our operations as a public company. As a result, we expect to incur substantial and increasing net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not yet commenced Phase III clinical trials for any of our product candidates. Each of our product candidates is at an early stage of development and will be unsuccessful if it:
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
We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:
•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities, and our manufacturing development and commercial manufacturing activities;

•	the amount and timing of payments from Symphony Allegro related to the development of Staccato alprazolam and Staccato loxapine;

•	the amount and timing of any payments to Symphony Allegro related to the repurchase of rights to Staccato alprazolam and Staccato loxapine;

•	the cost, timing and outcomes of regulatory proceedings;

•	the cost and timing of developing sales and marketing capabilities;

•	the cost and timing of developing manufacturing capacity;

•	revenues received from any future products;

•	payments received under any strategic partnerships;

•	the filing, prosecution and enforcement of patent claims;

•	the costs associated with building out and moving to our new facility in 2007 and 2008; and

•	the costs associated with commercializing our product candidates, if they receive regulatory approval.
We anticipate that existing cash, cash equivalents and marketable securities, along with interest earned thereon, the net proceeds from the May 2007 stock offering, payments expected to be received from Symphony Allegro proceeds from stock option exercises and purchases under our Employee Stock Purchase Plan, will enable us to maintain our currently planned operations through the middle of 2009. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. We may be unable to raise sufficient additional capital on terms favorable to us, or at all. If we fail to raise sufficient funds, we will have to delay development programs or reduce or cease operations, or we may be required to enter into a strategic partnership at an earlier stage of development than currently anticipated. Our estimates of future capital use are uncertain, and changes in our development plans, payments received from Symphony Allegro, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the amount of time our available resources will fund our operations.
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
To date, we have not completed all the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates. Current and planned clinical trials may be delayed or terminated as a result of many factors, including:
•	delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective sites;

•	regulators or institutional review boards may not authorize us to commence a clinical trial;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

•	we may suspend or terminate our clinical trials if we believe that they expose the participating patients to unacceptable health risks;

•	we may experience slower than expected patient enrollment or lack of a sufficient number of patients that meet the enrollment criteria for our clinical trials;

•	patients may not complete clinical trials due to safety issues, side effects, dissatisfaction with the product candidate, or other reasons;

•	we may have difficulty in maintaining contact with patients after treatment, preventing us from collecting the data required by our study protocol;

•	product candidates may demonstrate a lack of efficacy during clinical trials;

•	we may experience governmental or regulatory delays, failure to obtain regulatory approval or changes in regulatory requirements, policy and guidelines; and

•	we may experience delays in our ability to manufacture clinical trial materials in a timely manner as a result of ongoing process and design enhancements to our Staccato system and the planned move to a new facility in 2007 and 2008.
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
A key element of our business strategy is our intent to selectively partner with pharmaceutical biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates. In December, 2006, we entered into such a development relationship with Symphony Allegro. We intend to enter into additional strategic partnerships with third parties to develop and commercialize our product candidates that are intended for larger markets, and we may enter into strategic partnerships for product candidates that are targeted toward specialty markets. We believe the effective commercialization of AZ-001 and AZ-003 will require a large, sophisticated sales and marketing organization. We have completed a Phase I clinical trial of AZ-003, and we plan no additional development of AZ-003 in 2007 unless and until we secure a partner to support continued drug and device development. To date, other than Symphony Allegro, we have not entered into any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate additional strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.
If we enter into additional strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.
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
We have exclusively licensed certain intellectual property rights to Staccato alprazolam and Staccato loxapine in connection with our Symphony Allegro arrangement and will not receive material future royalties or revenues with respect to this intellectual property unless we exercise an option to repurchase the rights to the programs in the future through the acquisition of Symphony Allegro. We may not obtain sufficient clinical data in order to determine whether we should exercise this option prior to the expiration of the development period, and even if we decide to exercise the option, we may not have the financial resources to exercise it in a timely manner.
In December 2006, we entered into a transaction providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC and its investors have invested $50 million to form Symphony

Allegro, to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these two product candidates. As part of the arrangement, we received an option granting us the exclusive right, but not the obligation, to acquire the licensed programs at specified points in time at specified prices during the term of the development period through the acquisition of Symphony Allegro. The development programs under the arrangement are jointly managed by Symphony Allegro and us, and there can be no assurance that we will agree on various decisions that will enable us to successfully develop the potential products, or even if we are in agreement on the development plans, that the development efforts will result in sufficient clinical data to make a fully informed decision with respect to the exercise of our option. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes.
If we elect to exercise the purchase option, we will be required to make a substantial payment, which at our election may be paid partially in shares of our common stock. As a result, in order to exercise the option, we will be required to make a substantial payment of cash and possibly issue a substantial number of shares of our common stock. We do not currently have the resources to exercise the option and we may be required to enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these in order to exercise the option, even if we paid a portion of the purchase price with our common stock. There can be no assurance that any financing or licensing arrangement will be available or even if available, that the terms would be favorable to us and our stockholders. In addition, the exercise of the purchase option may require us to record a significant charge to earnings and may adversely impact future operating results.
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
The degree of protection for our proprietary technologies and product candidates is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•	we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	the claims of our issued patents may be narrower than as filed and not sufficiently broad to prevent third parties from circumventing them;

•	we may not develop additional proprietary technologies or drug candidates that are patentable;

•	our patent applications or patents may be subject to interference, opposition or similar administrative proceedings;

•	any patents issued to us or our potential strategic partners may not provide a basis for commercially viable products or may be challenged by third parties in the course of litigation or administrative proceedings such as reexaminations or interferences; and

•	the patents of others may have an adverse effect on our ability to do business.

•	Even if valid and enforceable patents cover our product candidates and technologies, the patents will provide protection only for a limited amount of time.
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
Our product candidates AZ-002, AZ-003 and AZ-007 contain drug substances which are regulated by the U.S. Drug Enforcement Administration. Failure to comply with applicable regulations could harm our business.
The Controlled Substances Act imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. The U.S. Drug Enforcement Administration, or DEA, regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Alprazolam, the API in AZ-002, is regulated as a Schedule IV substance, fentanyl, the API in AZ-003, is regulated as a Schedule II substance, and zaleplon, the API in AZ-007, is regulated as a Schedule IV substance. Each of these product candidates is subject to DEA regulations relating to manufacture, storage, distribution and physician prescription procedures, and the DEA regulates the amount of the scheduled substance that would be available for clinical trials and commercial distribution. As a Schedule II substance, fentanyl is subject to more stringent controls, including quotas on the amount of product that can be manufactured as well as a prohibition on the refilling of prescriptions without a new prescription from the physician. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation, or denial of renewal, or of DEA registrations, injunctions, or civil or criminal penalties and could harm our business, financial condition and prospects.

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
Our common stock price has experienced large fluctuations since our initial public offering in March 2006. In addition, the trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to revenue ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:
•	actual or anticipated results and timing of our clinical trials;

•	actual or anticipated regulatory approvals of our product candidates or competing products;

•	changes in laws or regulations applicable to our product candidates;

•	changes in the expected or actual timing of our development programs, including delays or cancellations of clinical trials for our product candidates;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	costs or delays related to our planned facility relocation in 2007 and 2008;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the life science and biotechnology industries;

•	changes in the market valuations of other life science or biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	sales of our common stock by us; and

•	sales and distributions of our common stock by our stockholders.
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
None
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
Of this amount, $3.5 million was paid in underwriting discounts and commissions, and an additional $2.2 million of expenses were incurred, of which $1.1 million and $1.1 million were incurred during the fiscal years ended December 31, 2006 and 2005, respectively. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. As of March 31, 2007, we had applied the aggregate net proceeds of $44.9 million from our initial public offering as follows:
•	approximately $13.1 million was used for working capital; and

•	the remainder of the net proceeds from the offering, approximately $31.8 million, remain invested in cash, cash equivalents and marketable securities.
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

Alexza Pharmaceuticals, Inc.
(Registrant)
May 9, 2007	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

May 9, 2007	/s/ August J. Moretti
August J. Moretti
Senior Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)