Form 10-Q
period 2007-06-30
Alexza Pharmaceuticals Inc.
filed 2007-08-13
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of August 8, 2007; 30,870,824.
The Exhibit index is set forth on page 2

ALEXZA PHARMACEUTICALS, INC.

page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 and for the period from December 19, 2000 (inception) to June 30, 2007	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and for the period from December 19, 2000 (inception) to June 30, 2007	5
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	44

Item 4. Submission of Matters to a Vote of Security Holders	44

Item 5. Other Information	44

Item 6. Exhibits	45

SIGNATURES	46
EXHIBIT 10.0
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2007	2006(1)
ASSETS
Current assets:
Cash and cash equivalents	$83,484	$17,032
Marketable securities	5,963	25,591
Investments held by Symphony Allegro, Inc.	44,715	49,956
Prepaid expenses and other current assets	2,917	1,263

Total current assets	137,079	93,842

Property and equipment, net	17,862	11,136
Restricted cash	604	604
Employee note receivable, net of unamortized discount	—	83
Other assets	117	101

Total assets	$155,662	$105,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,800	$5,933
Accrued clinical trial expenses	465	1,641
Other accrued expenses	3,788	3,849
Current portion of equipment financing obligations	3,702	2,770

Total current liabilities	12,755	14,193

Deferred rent	9,456	1,191
Noncurrent portion of equipment financing obligations	6,526	5,865
Noncontrolling interests in Symphony Allegro, Inc.	30,017	34,743

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	2
Additional paid-in-capital	238,241	170,442
Deferred share-based compensation	(1,171)	(1,703)
Other comprehensive income	5	9
Deficit accumulated during development stage	(140,170)	(118,976)

Total stockholders’ equity	96,908	49,774

Total liabilities and stockholders’ equity	$155,662	$105,766

(1)	Condensed consolidated balance sheet at December 31, 2006 has been derived from audited consolidated financial statements at that date.
See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

					Period
					from
					December
					19, 2000
	Three Months Ended		Six Months Ended		(inception)
	June 30,		June 30,		to June 30,
	2007	2006	2007	2006	2007
Revenue	$—	$539	$—	$699	$6,945

Operating expenses:
Research and development	10,142	9,240	20,377	16,580	117,850
General and administrative	4,017	2,480	7,602	3,963	37,777
Acquired in-process research and development	—	—	—	—	3,916

Total operating expenses	14,159	11,720	27,979	20,543	159,543

Loss from operations	(14,159)	(11,181)	(27,979)	(19,844)	(152,598)

Interest and other income, net	1,481	790	2,538	1,179	8,104
Interest expense	(244)	(187)	(479)	(344)	(2,122)

Loss before noncontrolling interest in Symphony Allegro, Inc.	(12,922)	(10,578)	(25,920)	(19,009)	(146,616)

Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	2,644	—	4,726	—	6,446

Net loss	$(10,278)	$(10,578)	$(21,194)	$(19,009)	$(140,170)

Basic and diluted net loss per share	$(0.36)	$(0.45)	$(0.81)	$(1.23)

Shares used to compute basic and diluted net loss per share	28,480	23,629	26,175	15,473

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Six Months Ended		(inception) to
	June 30,		June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(21,194)	$(19,009)	$(140,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	(4,726)	—	(6,446)
Share-based compensation – consultants	31	49	456
Share-based compensation – employees	937	100	2,743
Amortization of deferred share-based compensation	308	402	1,439
Extinguishment of officer note receivable	—	—	2,300
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	22	18	297
Amortization of premium (discount) on available-for-sale securities	(293)	(267)	706
Depreciation and amortization	1,857	1,658	9,306
Loss on disposal of property and equipment	—	—	43
Changes in operating assets and liabilities:
Grant and other receivables	—	35	—
Prepaid expenses and other current assets	(1,654)	902	(2,911)
Other assets	45	4	(2,598)
Accounts payable	(1,133)	(1,161)	4,671
Accrued clinical and other accrued liabilities	(1,051)	565	739
Other liabilities	8,265	(1,826)	12,846

Net cash used in operating activities	(18,586)	(18,530)	(112,349)

Cash flows from investing activities:
Purchases of available-for-sale securities	(9,147)	(37,029)	(224,483)
Maturities of available-for-sale securities	29,064	18,900	217,820
Purchases of available-for-sale securities held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	5,241	—	5,260
Increase in restricted cash	—	1	(604)
Purchases of property and equipment	(8,583)	(2,933)	(26,949)
Proceeds from disposal of property and equipment	—	—	3
Cash paid for merger	—	—	(250)

Net cash provided by (used in) investing activities	16,575	(21,061)	(79,178)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Six Months Ended		(inception) to
	June 30,		June 30,
	2007	2006	2007
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	65,982	44,902	110,892
Proceeds from exercise of stock options and stock purchase rights under the Employee Stock Purchase Plan	888	143	2,471
Repurchases of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc, net of fees.	—	—	47,171
Proceeds from equipment financing obligations	3,178	2,671	16,296
Payments of equipment financing obligations	(1,585)	(979)	(6,521)

Net cash provided by financing activities	68,463	46,737	275,011

Net increase in cash and cash equivalents	66,452	7,146	83,484
Cash and cash equivalents at beginning of period	17,032	16,787	—

Cash and cash equivalents at end of period	$83,484	$23,933	$83,484

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
Alexza is an emerging pharmaceutical company focused on the development and commercialization of novel, proprietary products for the treatment of acute and intermittent conditions. The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, conducting research and development, conducting preclinical studies and clinical trials, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage and is considered to operate in one business segment.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other interim period or any other future year.
The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 10, 2007.
Basis of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Alexza and its variable interest entity, Symphony Allegro, Inc., for which Alexza is considered the primary beneficiary as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated.
Public Offerings
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
In May 2007, the Company completed a public offering of 6,900,000 shares of its common stock, including the full underwriters’ over-allotment option, at a public offering price of $10.25 per share. Net cash proceeds from the public offering were approximately $66.0 million, after deducting underwriting discounts and commissions and other offering expenses.

2. Share-Based Compensation
The components of the share-based compensation recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended June 30,
	2007			2006
	G&A	R&D	Total	G&A	R&D	Total
Employee stock options granted prior to January 1, 2006	$51	$96	$147	$64	$133	$197
Employee stock options and restricted stock units granted on or subsequent to January 1, 2006	232	89	321	77	37	114
Employee Stock Purchase Plan	27	43	70	71	283	354
Non-employee stock option awards	—	19	19	3	21	24

	$310	$247	$557	$215	$474	$689

	Six Months Ended June 30,
	2007			2006
	G&A	R&D	Total	G&A	R&D	Total
Employee stock options granted prior to January 1, 2006	$102	$206	$308	$126	$276	$402
Employee stock options and restricted stock units granted on or subsequent to January 1, 2006	390	245	635	96	42	138
Employee Stock Purchase Plan	73	229	302	81	323	404
Non-employee stock option awards	—	31	31	6	43	49
Variable share-based compensation	—	—	—	(442)	—	(442)

	$565	$711	$1,276	$(133)	$684	$551

In December 2004, the FASB issued Statement of Financial Accounting Standard 123R, Share-Based Payment — An Amendment of FASB Statements No. 123 and 95 (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the statement of operations.
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

Employee Share-Based Awards Granted Prior to January 1, 2006
Compensation cost for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS 123R, were accounted for using the option’s intrinsic value on the measurement date, which is typically the date of grant. The Company recorded the total valuation of these options as a component of stockholders’ equity, which will be amortized over the vesting period of the applicable option on a straight line basis. During the three and six months ended June 30, 2007, the Company reversed $203,000 and $224,000, respectively, of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. During the three and six months ended June 30, 2006, the Company reversed $6,000 and $220,000, respectively, of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. The expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Remainder of 2007	$280
2008	559
2009	332

$1,171

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
Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units
During the six months ended June 30, 2007 and 2006, the weighted average fair value of the employee stock options granted was $6.69 and $5.81, respectively. The weighted average fair value of stock purchase rights granted was $3.60 and $3.24 during the six months ended June 30, 2007 and 2006, respectively. The Company did not issue any restricted stock units during the six months ended June 30, 2007 or 2006.
These estimated grant date fair values of the awards were calculated using the Black-Scholes valuation model, and the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock Option Plans
Weighted-average expected term	6.1 years	6.1 years	6.1 years	6.0 years
Expected volatility	73%	80%	73%	80%
Risk-free interest rate	4.77%	4.95%	4.71%	4.68%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan
Weighted-average expected term	1.8 years	1.4 years	1.8 years	1.4 years
Expected volatility	53%	53%	53%	53%
Risk-free interest rate	4.78%	4.77%	4.78%	4.77%
Dividend yield	0%	0%	0%	0%
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

Volatility. Since the Company is a relatively new public entity with minimal historical data on volatility of its stock, the expected volatility used for 2007 and 2006 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
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
As of June 30, 2007, there was $4,675,000, $166,000 and $349,000 of total unrecognized compensation costs related to non-vested stock option awards, non-vested restricted stock units and stock purchase rights issued after January 1, 2006, respectively, which are expected to be recognized over a weighted average period of 3.2 years, 3.1 years and 0.67 years, respectively.
Nonemployee Stock Option Awards
The Company has granted options to purchase shares of common stock to nonemployees. The Company remeasures the nonemployee options vested during the quarters using the Black-Scholes valuation model. As of June 30, 2007, stock options to acquire 10,835 shares are subject to remeasurement of fair value. The stock compensation costs of these options granted to nonemployees are remeasured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of service received.
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
There was no share-based compensation capitalized at June 30, 2007 or 2006.

3. Share-Based Compensation Plans
2005 Equity Incentive Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”) and authorized for issuance thereunder 1,088,785 shares of common stock. The 2005 Plan became effective upon the closing of the Company’s initial public offering on March 8, 2006. The 2005 Plan is an amendment and restatement of the Company’s previous stock option plans. Stock options issued under the 2005 Plan generally vest over 4 years, vesting is generally based on service time, and have a maximum contractual term of 10 years. The 2005 Plan provides for annual reserve increases on the first day of each fiscal year which commenced on January 1, 2007 and ends on January 1, 2015. The annual reserve increases are equal to the lesser of (i) 2% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or (ii) 1,000,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2007 an additional 476,386 (2% of the total number of shares of the Company’s common stock outstanding on December 31, 2006) shares of the Company’s common stock were reserved for issuance under this provision.
2005 Non-Employee Directors’ Stock Option Plan
In December 2005, the Company’s board of directors adopted the 2005 Non-Employee Directors Stock Option Plan (the “Directors Plan”) and authorized for issuance thereunder 250,000 shares of common stock. The Director’s Plan became effective immediately upon the closing of the Company’s initial public offering on March 8, 2006. The Directors Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors. The Director’s Plan provides for an annual reserve increase to be added on the first day of each fiscal year, which commenced on January 1, 2007 and ends on January 1, 2015. The annual reserve increases are equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any fiscal year. On January 1, 2007 an additional 200,000 shares of the Company’s common stock were reserved for issuance under this provision.
The following table sets forth the summary of option activity under the Company’s stock option plans for the six months ended June 30, 2007:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2006	2,611,042	$5.23
Options granted	328,836	9.80
Options exercised	(125,483)	1.59
Options canceled	(67,151)	5.08

Balance at June 30, 2007	2,747,244	5.95

Information regarding the stock options outstanding at June 30, 2007 is summarized below:

	Outstanding			Exercisable
		Remaining			Remaining
		Contractual	Aggregate		Contractual	Aggregate
Exercise	Number	Life	Intrinsic	Number	Life	Intrinsic
Price	of Shares	(in years)	Value	of Shares	(in years)	Value
$0.99 – 1.10	508,436	7.06	$3,647,000	255,505	6.80	$1,834,000
1.38 – 3.30	384,734	8.04	2,395,000	179,680	8.02	1,111,000
6.88 – 7.00	231,520	8.70	313,000	79,876	8.46	111,000
7.20 – 7.74	329,500	9.15	350,000	4,050	9.00	4,000
8.00 – 8.00	777,109	7.22	210,000	518,072	6.71	140,000
8.01 – 9.27	381,600	9.49	16,000	15,275	8.89	—
9.46 – 11.70	134,345	9.64	—	25,072	9.44	—

	2,747,244	8.09	$6,931,000	1,077,530	7.18	$3,200,000

The intrinsic value is calculated as the difference between the market value of the Company’s common stock as of June 29, 2007 and the exercise price of the option. The market value as of June 29, 2007, the last trading day in June 2007, was $8.27 as reported by NASDAQ Global Market.
At June 30, 2007, there were 32,980 nonvested share units (restricted stock units) outstanding with a weighted average grant date fair value of $7.00. In the three and six months ended June 30, 2007, 1,100 units were cancelled due to employee terminations. As of June 30, 2007, no restricted stock units have become vested. No restricted stock units were granted during the six months ended June 30, 2007 or 2006.
As of June 30, 2007, 946,200, shares remained available for issuance under the 2005 Plan and the Directors’ Plan.
2005 Employee Stock Purchase Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”) and authorized for issuance thereunder 500,000 shares of common stock. The ESPP allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of a fixed offering period, generally twenty four months with four purchase periods within each offering period. Purchases are made on the last trading day of each October and April. The initial offering period began March 8, 2006 and will end on April 30, 2008. Employees purchase shares at each purchase date at 85% of the market value of our common stock at either the employee’s enrollment date or the end of the purchase period, whichever price is lower. In the three and six months ended June 30, 2007, employees purchased 100,981 shares from the ESPP at a weighted average price of $6.83. There were no purchases made during the six months ended June 30, 2006.
The ESPP provides for annual reserve increases on the first day of each fiscal year which commenced on January 1, 2007 and ends on January 1, 2015. The annual reserve increases are equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of share by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2007 an additional 238,193 shares of the Company’s common stock (1% of the total number of shares of the Company’s common stock outstanding on December 31, 2006) were reserved for issuance under this provision. As of June 30, 2007, 505,530 shares of common stock were available for issuance under the plan.

4. Net Loss per Share
Basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded in the diluted net loss per share calculation for the three and six months ended June 30, 2007 and 2006 as the inclusion of such shares would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock options	2,747,244	2,165,115	2,747,244	2,165,115
Restricted stock units	32,980	—	32,980	—
Warrants to purchase common stock	2,015,720	15,720	2,015,720	52,354
Convertible preferred stock (as converted)	—	—	—	5,627,672
5. Comprehensive Loss
Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(10,278)	$(10,578)	$(21,194)	$(19,009)
Change in unrealized gain (loss) on marketable securities	2	31	(4)	47

Comprehensive loss	$(10,276)	$(10,547)	$(21,198)	$(18,962)

6. Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Accrued compensation	$2,349	$2,856
Accrued professional fees	522	349
Other	917	644

	$3,788	$3,849

7. Equipment Financing Obligations
During the six months ended June 30, 2007, the Company borrowed an additional $3,178,000 under an existing equipment financing agreement. Under the existing agreement, equipment advances are to be repaid in 36 to 48 installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasuries of comparable maturities and ranges from 9.2% to 10.6%. The equipment purchased under the equipment financing agreement is pledged as security. As of June 30, 2007, the Company had $8,602,000 remaining credit available under the agreement.
Future principal payments under the equipment financing agreements as of June 30, 2007 are as follows (in thousands):

Remainder of 2007	$1,807
2008	3,881
2009	3,272
2010	1,162
2011	106

Total	$10,228

8. Facility Lease
In February 2007, the Company entered into an agreement to extend the termination date on the lease of its two Palo Alto facilities from June 30, 2007 to March 31, 2008. Beginning July 1, 2007, monthly rent payments will increase from $134,000 per month to $228,000 per month related to these facilities. In June 2007, the Company exercised its option to extend the lease on one of these facilities through June 30, 2008. Beginning April 1, 2008, monthly rent payments will decrease to $98,525 as a result of the reduction in leased space.
In May 2007, the Company entered into an agreement to lease an additional 41,290 square feet of space in Mountain View, California. In May 2007, the Company gained access to 21,956 square feet of space and will obtain access to the remaining 19,334 square feet of space on or about June 1, 2008. Rent payments related to this facility will begin on January 1, 2008.
9. Symphony Allegro, Inc.
On December 1, 2006 (the “Closing Date”), the Company entered into a series of related agreements with Symphony Allegro, Inc. providing for the financing of the clinical development of its AZ-002, Staccato alprazolam, and AZ-004/104, Staccato loxapine, product candidates (the “Programs”). Pursuant to the agreements, Symphony Allegro, Inc. (“Allegro”) has agreed to invest up to $50.0 million to fund the clinical development of these Programs, and the Company licensed to Allegro its intellectual property rights related to these Programs. Allegro is a wholly owned subsidiary of Symphony Allegro Holdings LLC (“Holdings”), which provided $50.0 million in funding to Allegro on December 18, 2006. The Company continues to be primarily responsible for the development of these Programs and as a result, has incurred and may continue to incur expenses that are not funded by Allegro.
In accordance with FIN 46R, the Company determined that Allegro is a variable interest entity for which it is the primary beneficiary. As a result, the Company will include the financial condition and results of operations of Allegro in its financial statements. Accordingly, the Company has deducted the losses attributable to the noncontrolling interest in Allegro from the Company’s net loss in the consolidated statement of operations and the Company also reduced the noncontrolling interest holders’ ownership interest in Allegro in the consolidated balance sheet by Allegro’s losses. For the three and six months ended June 30, 2007, the losses attributed to the noncontrolling interest holders were $2.6 million and $4.7 million, respectively. The Company also reduced the noncontrolling interest holders’ ownership interest in Allegro in the consolidated balance sheet by $2.85 million related to a structuring fee and related expenses that the Company incurred in connection with the closing of the Allegro transaction.
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

10. Recent Accounting Pronouncements
Statement of Financial Accounting Standard No. 157
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company beginning in the first quarter of fiscal year 2009. Management is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows and do not believe the impact of the adoption will be material.
Staff Accounting Bulletin No. 108
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses the SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. The impact of adopting SAB 108 on January 1, 2007 did not have a material impact on the Company’s results of operations or financial position.
FASB Interpretation No. 48
In July, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company’s adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial statements.
The Company adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN48 and penalties recognized in accordance with Paragraph 16 of FIN48 are classified as part of its income tax provision. The Company has not incurred any interest or penalties as of June 30, 2007.
The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company does not anticipate any events which could cause the change to these uncertainties.
The Company is subject to taxation in the US and various states jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years starting with 2000 to 2006 remain open in various taxing jurisdictions.
As of the adoption date, the Company had $2 million of unrecognized tax benefits.
Emerging Issues Task Force Issue No. 07-3
In June 2007, the FASB ratified EITF Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. Earlier application is not permitted. Companies should report the effects of applying this issue prospectively for new contracts entered into on or after the effective date of this issue. We are currently evaluating the impact of this standard on our results of operations and our financial position.

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
Overview
We are developing novel, proprietary products for the treatment of acute and intermittent conditions. Our technology, the Staccato system, enables the precise delivery and rapid onset of therapeutic effect of many small molecule drugs. Our lead product candidates consist of the following:
•	AZ-001 (Staccato prochlorperazine). We are developing AZ-001 to treat patients suffering from acute migraine headaches. In March 2007, we announced positive initial results from an outpatient, multi-center, randomized, double blind, placebo-controlled Phase IIb clinical trial of AZ-001 in 400 migraine patients. All three doses of AZ-001 met the primary endpoint of statistically significant pain relief at two hours, compared to placebo. In the two highest doses studied, AZ-001 also showed a statistically significant difference in achieving a pain-free response at two hours, as compared with placebo. AZ-001 demonstrated rapid onset of pain relief, with statistically significant pain response in 15 minutes for the 7.5 mg dose and statistically significant pain responses for all three doses at 30 minutes. AZ-001 also showed a sustained pain-free response, with statistically significant elimination of pain at 24 hours post-dose at the two highest studied doses. Survival analysis for nausea, photophobia and phonophobia over the 2-hour period post-dose showed a statistically significant difference, compared to placebo.

•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the treatment of acute agitation in patients with schizophrenia. In March 2007, we announced positive initial results from a multi- center, randomized, double-blind, placebo-controlled Phase IIa clinical trial in 120 patients in an in-patient clinical setting. The 10 mg dose of AZ-004 met the primary endpoint of the clinical trial, which was a statistically significant reduction in the measure of agitation from baseline to the 2-hour post-dose time point, as compared to placebo. The 10 mg dose of AZ-004 also exhibited a

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

•	AZ-104 (Staccato loxapine). We are developing AZ-104 to treat patients suffering from acute migraine headaches. AZ-104 is a lower dose version of AZ-004. In June 2007, we announced the initiation of an in-clinic, multi-center randomized, double-blind, single administration, placebo controlled Phase IIa proof-of-concept clinical trial of approximately 160 migraine patients with or without aura. Three doses of AZ-104 (1.25, 2.5 and 5 mg) are being evaluated against placebo in the clinical trial. Using the IHS (International Headache Society) 4-point rating scale, the primary efficacy endpoint is pain-relief response at 2 hours post-administration. Secondary efficacy endpoints for the trial include additional pain response assessments and other symptom assessments at various time points. Safety evaluations are being made throughout the clinical trial period. AZ-104 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-002 (Staccato alprazolam). We are developing AZ-002 for the acute treatment of panic attacks associated with panic disorder. In April 2006, we initiated an in-clinic, single-center, double-blind, placebo-controlled, Phase IIa proof-of-concept clinical trial in patients with panic disorder. As a result of observing greater than expected levels of sedation in the first two patients enrolled in the trial, we reduced the dose of AZ-002, modified the AZ-002 device, manufactured and released new clinical trial materials for the trial, and added two additional study sites to the study group. In April 2007, we re-initiated dosing in the 42 patient clinical trial with a lower dose of AZ-002. AZ-002 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-003 (Staccato fentanyl). We are developing AZ-003 for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes. In December 2006, we completed enrollment and announced initial results of a Phase I clinical trial of AZ-003 in opioid naïve healthy subjects. We plan no additional clinical development of AZ-003 unless we are able to secure a corporate partner to support continued clinical and device development.

•	AZ-007 (Staccato zaleplon). We are developing AZ-007 for the treatment of sleep disorder in patients who have difficulty falling asleep, including those patients with middle of the night awakening who have difficulty falling back asleep. To date, we have completed a pre-IND meeting and have initiated several pre-clinical studies.
We were incorporated on December 19, 2000. We have funded our operations primarily through the sale of equity securities, capital lease and equipment financings and government grants. We have generated $6.9 million in revenue from inception through June 30, 2007, substantially all of which was earned through United States Small Business Innovation Research grants. We do not expect any grant revenues in 2007 or material product revenue until at least 2011.
In May 2007, we completed a public offering of 6,900,000 shares of common stock, which resulted in net cash proceeds to us of approximately $66.0 million.
From inception through 2003, we focused on the development of our technology, the selection and preclinical testing of product candidates and the manufacture of clinical trial supplies. In 2004, we expanded our activities to include the clinical development of our product candidates. The continued development of our product candidates will require significant additional expenditures, including expenses for preclinical studies, clinical trials, research and development, manufacturing development and seeking regulatory approvals. We rely on third parties to conduct a portion of our preclinical studies and all of our clinical trials, and we expect these expenditures to increase in future years as we continue development of our product candidates. During the second half of 2007, we intend to continue our clinical trials for AZ-002 and AZ-104, conduct clinical and preclinical studies to support our AZ-001, AZ-004 and AZ-007 programs, and file an IND for AZ-007. These clinical trials will result in higher expenditures than in previous years. If these product candidates continue to progress, expenses for future Phase III clinical trials, the first of which are expected to start in the first half of 2008, will be significantly higher than those incurred in Phase II clinical trials.
In August 2006 we executed a lease for a new facility in Mountain View, California. We are building a current good manufacturing practice pilot manufacturing facility in this new location and plan to move our research and development and manufacturing operations to this location by the end of 2007 or early 2008. We intend the pilot manufacturing facility to be capable of manufacturing materials for toxicology studies and clinical trial materials for future clinical trials. In May 2007, we executed a lease for an additional facility in Mountain View, California. We intend to move our administrative operations to this facility in 2007 and 2008. Facility lease expenses will increase in the second half of 2007 and the first half of 2008, as we incur lease expense on the new Mountain View facilities while we continue to make tenant improvements in 2007 and 2008 and continue to lease our current facilities in Palo Alto, California. In addition, we will incur significant expense in moving our operations, including our laboratories and manufacturing operations, from our existing premises to the new facilities.
On December 1, 2006 we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004/104, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC, a wholly owned subsidiary of Symphony Holdings LLC, and its investors have invested $50 million to form Symphony Allegro, Inc., or Symphony Allegro, to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these two product candidates. We continue to be primarily responsible for the development of these two product candidates in accordance with a development plan and related development budgets and we have incurred and may continue to incur expenses that are not funded by Symphony Allegro. Pursuant to the agreements, we have received an exclusive purchase option that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Symphony Allegro, and reacquire the intellectual property rights that we licensed to Symphony Allegro. This purchase option is exercisable at predetermined prices between December 1, 2007 and December 1, 2010. The purchase option exercise price may be paid for in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the purchase option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes.
As our activities have expanded, we have consistently increased the number of our employees. We expect that we will add a significant number of employees during the remainder of 2007 to support our expanded operations.
We have incurred significant losses since our inception. As of June 30, 2007, our deficit accumulated during development stage was $140.2 million. We recognized net losses of $21.2 million for the six months ended June 30, 2007 and $41.8 million, $32.4 million, and $16.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. We expect our net losses to increase as we continue our existing and planned preclinical studies and clinical trials, expand our research and development efforts and our manufacturing development, move to our new facilities, and continue to support the infrastructure necessary to operate as a public company.
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
As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success, and development costs vary widely. While we are currently focused on developing AZ-001, AZ-004, AZ-104, AZ-002 and AZ-007, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available before 2011, if at all. We expect our existing cash, cash equivalents and marketable securities, interest earned thereon, borrowings available under our equipment financing obligations, our tenant improvement allowance, funding available from Symphony Allegro and funds received from option exercises and purchases of common stock pursuant to our Employee Stock Purchase Plan, will enable us to maintain our currently planned operations through at least the middle of 2009. We will need to raise additional capital to support continued development of our product candidates thereafter.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2007 and 2006
Revenue
We had no revenues during the three or six months ended June 30, 2007. Revenue for the three and six months ended June 30, 2006 was $539,000 and $699,000, respectively, including government grant revenue of $539,000 and $669,000, respectively. We recognized no revenue from drug compound feasibility screening agreements for the three months ended June 30, 2006, and $30,000 of revenue from drug compound feasibility screening agreements for the six months ended June 30, 2006. We expect no grant revenue or drug compound feasibility screening revenue in 2007.
Operating Expenses
Our operating expenses were affected by the Company’s prospective method of adoption of SFAS 123R as well as the reversal of share-based compensation expense resulting from variable accounting in the three months ended March 31, 2006. As a result, we believe reviewing our operating expenses both inclusive and exclusive of share-based compensation provides a better understanding of the growth of our operations. The impact of share-based compensation on operating expenses is outlined as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Non share-based compensation expenses:
Research and development	$9,895	$8,766	$19,666	$15,896
General and administrative	3,707	2,265	7,037	4,096

Total non share-based compensation expenses	13,602	11,031	26,703	19,992

Share-based compensation expenses:
Research and development	247	474	711	684
General and administrative	310	215	565	(133)

Total share-based compensation expenses	557	689	1,276	551

Total operating expenses	$14,159	$11,720	$27,979	$20,543

Research and Development Expenses
Research and development costs are identified as either directly attributed to one of our lead product candidates or as general research. Direct costs consist of personnel costs directly associated with a product candidate, preclinical study costs, clinical trial costs, related clinical drug and device development and manufacturing costs, contract services and other research expenditures. Overhead, facility costs and other support service expenses are allocated to each candidate or to general research and are based on employee time spent on each program. The following table summarizes our expenditures on each candidate based on our internal records and estimated allocations of employee time and related expenses (in thousands):

					From
					December
	Three Months Ended		Six Months Ended		19, 2000 to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007
Preclinical and clinical development
AZ-001	$1,151	$2,824	$2,553	$4,873	$32,611
AZ-002	1,003	549	2,620	1,172	11,937
AZ-004/104	2,890	1,215	5,188	1,988	14,567
AZ-003	—	1,300	678	2,321	12,028
AZ-007	2,878	81	4,612	81	6,996
Other preclinical programs	—	1,224	—	2,063	3,243

Total preclinical and clinical development	7,922	7,193	15,651	12,498	81,382
Research	2,220	2,047	4,726	4,082	36,468

Total research and development	$10,142	$9,240	$20,377	$16,580	$117,850

Research and development expenses were $10,142,000 and $20,377,000 during the three and six months ended June 30, 2007, respectively and $9,240,000 and $16,580,000 during the three and six months ended June 30, 2006, respectively. The increases were due primarily to:
•	increased spending on our AZ-002, AZ-004/104 product candidates as we continued development of these product candidates under the Symphony Allegro agreement,

•	the initiation of AZ-007 pre-clinical product development, and

•	increased spending on Staccato device development and manufacturing scale up.
These increased efforts were partially offset by decreased spending on:
•	our AZ-001 product candidate due to the completion of the Phase IIb trial in the first quarter of 2007,

•	our AZ-003 product candidate, as we have suspended further development on this program until we obtain a partner to assist in the development of the product candidate, and

•	our other preclinical development as we focused our efforts our AZ-007 product candidate.
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
General and Administrative Expenses
General and administrative expenses were $4,017,000 and $7,602,000 during the three and six months ended June 30, 2007, respectively, and $2,480,000 and $3,963,000 during the three and six months ended June 30, 2006, respectively.
General and administrative expenses included share-based compensation expenses of $310,000 and $565,000 during the three and six months ended June 30, 2007, respectively. General and administrative expense included share-based compensation expense of $215,000 during the three months ended June 30, 2006. During the six month ended June 30, 2007, share-based compensation reduced general and administrative expenses by $133,000 due to a $442,000 reduction in compensation expense related to officer stock option grants that were treated as variable awards during the three months ended March 31, 2006. The contingency which had caused these awards to be variable in nature was resolved during the three months ended March 31, 2006 and thus variable accounting ceased. We expect share-based compensation expense to continue to increase as we do not anticipate any additional expense reversals resulting from variable accounting and as future stock option grants will continue to be recorded at fair value.
Without the impact of share-based compensation expenses, general and administrative expenses increased to $3,707,000 and $7,037,000 in the three and six months ended June 30, 2007, respectively, from $2,265,000 and $4,096,000 in the comparable periods in 2006, respectively. The increases during the three and six month periods were primarily due to increased staffing to manage and support our growth resulting in payroll and related expenses increasing $511,000 and $946,000, respectively, additional regulatory requirements as a publicly traded company resulting in increases in accounting and legal fees of $157,000 and $481,000, respectively, and higher facilities expenses to support the Company’s growth.
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
Interest and Other Income and Interest Expense, Net
Interest and other income primarily consists of income earned on our cash, cash equivalents, marketable securities, and investments held by Symphony Allegro, Inc. and was $1,481,000 and $2,538,000 for the three and six months ended June 30, 2007, respectively, as compared to $790,000 and $1,179,000 in the comparable periods in 2006, respectively. The increase was primarily due to higher average cash, cash equivalent and marketable securities balances due to our public stock offering in May 2007, and the addition of investments held by Symphony Allegro, Inc. We expect interest income to increase in the third quarter of 2007 from second quarter levels due to higher average cash, cash equivalent and marketable securities balances and gradually decrease in subsequent quarters as we expect those cash, cash equivalent and marketable securities balances to decrease as we continue to incur net losses.
Interest expense represents interest on our equipment loans and was $244,000 and $479,000 for the three and six months ended June 30, 2007, respectively, compared to $187,000 and $344,000 in the comparable periods in 2006, respectively. The increases were due to increases in our equipment loan borrowings. We expect interest expense to continue to increase as we anticipate additional borrowings under our equipment financing agreements.
Liquidity and Capital Resources
Since inception through June 30, 2007, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate net proceeds from such sales totaling $215.6 million, revenues primarily from government grants totaling $6.9 million and funding from Symphony Allegro. We have received additional funding from equipment financing obligations, tenant improvement allowances, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our Employee Stock Purchase Plan. As of June 30, 2007, we had $89.4 million in cash, cash equivalents and marketable securities, $44.7 million of marketable securities held by Symphony Allegro, and $8.6 million available under an equipment financing line of credit. The marketable securities held by Symphony Allegro are used to fund the development of AZ-002, AZ-004 and AZ-104 and are not available for general corporate expenses. Our cash and marketable security balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Investments held by Symphony Allegro, Inc. consist of investments in a mutual fund that invests primarily in domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. and Yankee bank obligations and fully collateralized repurchase agreements. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
Cash Flows from Operating Activities. Net cash used in operating activities was $18,586,000 and $18,530,000 during the six months ended June 30, 2007 and 2006, respectively. The net cash used in the six months ended June 30, 2007 primarily reflects the net loss of $21.2 million, net of losses attributed to noncontrolling interests in Symphony Allegro, Inc. of $4,726,000, deprecation of $1,857,000 and non-cash share based compensation expense of $1,276,000, increase in prepaid expenses and other current assets, decrease in accounts payable and accrued clinical and other accrued liabilities, partially offset by an increase in deferred rent. The net cash used in the six months ended June 30, 2006 primarily reflects net loss of $19,009,000, net of depreciation of $1,658,000 and non-cash share based compensation expense of $551,000, for the period and the reduction in accounts payable of $1,161,000 and other accrued expenses of $1,826,000 partially offset by the decrease in prepaid and other current assets of $902,000.
Cash Flows from Investing Activities. Net cash provided by (used in) provided by investing activities was $16,575,000 and $(21,061,000) during the six months ended June 30, 2007 and 2006, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. During the six months ended June 30, 2007, we had maturities of marketable securities, net of purchases, of $19,917,000, and purchases of property and equipment of $8,583,000, consisting primarily of tenant improvements of our Mountain View facility, and maturities of available for-sale securities held by Symphony Allegro of $5,241,000. During the six months ended June 30, 2006 we had purchases, net of maturities of $18,129,000 of marketable securities and purchases of equipment of $2,933,000. We expect to continue to make significant investments in the build out of the Mountain View facility and for the purchase of equipment to support our expanding operations.
Cash Flows from Financing Activities. Net cash provided by financing activities was $68,463,000 and $46,737,000 during the six months ended June 30, 2007 and 2006, respectively. Financing activities consist primarily of proceeds from the sale of our stock and equipment financing arrangements. In the six months ended June 30, 2007 and 2006, we received net proceeds of $65,982,000 and $44,902,000, respectively, from the issuance of 6,900,000 and 6,325,000 shares of common stock from the public offerings of our common stock. Proceeds from equipment financing arrangements, net of payments, were $1,593,000 and $1,692,000 during the six months ended June 30, 2007 and 2006, respectively.
We believe that our current cash, cash equivalents and marketable securities along with interest earned thereon, the funding available from Symphony Allegro, Inc., the funds available under our equipment financing agreement, our tenant improvement allowance and the proceeds from option exercises and purchases of common stock pursuant to our Employee Stock Purchase Plan, will enable us to maintain our currently planned operations through the middle of 2009. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying this estimate include:
•	expenditures related to continued preclinical and clinical development of our lead product candidates during this period within budgeted levels;

•	the timing and amount of payments from Symphony Allegro;

•	the availability of additional financing to fund our tenant improvements at our Mountain View facilities;

•	no unexpected costs related to the development of our manufacturing capability; and

•	the hiring of a number of new employees at salary levels consistent with our estimates to support our continued growth during this period.
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
Contractual Obligations
We lease two buildings with an aggregate of 65,143 square feet of office and laboratory facilities in Palo Alto, California. The lease on one facility expires on March 31, 2008 and the lease on the second facility expires on June 30, 2008. In August 2006, we entered into an agreement to lease 65,604 square feet for office, laboratory and manufacturing facilities in Mountain View, California. In May 2007, we amended the Mountain View lease agreement to lease an additional facility with a total of 41,290 square feet, which the Company will occupy in two stages, 21,956 square feet immediately, and the remaining 19,334 square feet on or about June 1, 2008. Lease payments on the additional Mountain View space will commence on January 1, 2008. The agreement for the two buildings has an initial termination date of March 31, 2018 and includes two options to extend the lease, each for a period five years.
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
In October 2005, we entered into a development agreement with Autoliv ASP, Inc. for the development of heat packages that can be incorporated into our proprietary single dose drug delivery device. Under the terms of the development agreement, both we and Autoliv have agreed to contribute $2,500,000 each toward the development efforts. Our contribution will have totaled $1,750,000 for the purchases of equipment and $750,000 for co-development efforts. All equipment purchased by us under this agreement is owned by us and included on our balance sheet. As of June 30, 2007, we have purchased all of the equipment required under the agreement.

The Company’s future contractual payments, including interest, are as follows (in thousands):

	Operating	Equipment
	Lease	Financing	Autoliv
	Agreements	Obligations	Agreement	Total
2007 - Remaining 6 Months	$1,997	$2,267	$167	$4,431
2008	3,332	4,534	83	7,949
2009	3,541	3,559	—	7,100
2010	3,789	1,223	—	5,012
2011	3,903	107	—	4,010
Thereafter	27,174	—	—	27,174

Total	$43,736	$11,690	$250	$55,676

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
Critical Accounting Estimates and Judgments
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates and judgments have not changed since our Annual Report on Form 10-K/A which was filed with the Securities and Exchange Commission on April 10, 2007.
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
See Note 2 to the Condensed Consolidated Financial Statements for further information regarding the SFAS 123R disclosures.
Income Tax Accounting
In July, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on our financial statements.
We have adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN48 and penalties recognized in accordance with Paragraph 16 of FIN48 are classified as part of our income tax provision. We have not incurred any interest or penalties as of June 30, 2007.
We do not anticipate any significant change within 12 months of this reporting date of our uncertain tax positions. We do not anticipate any events which could cause the change to these uncertainties.
We are subject to taxation in the US and various states jurisdictions. There are no ongoing examinations by taxing authorities at this time. Our tax years starting with 2000 to 2006 remain open in various taxing jurisdictions.
As of the adoption date, we had $2 million of unrecognized tax benefits.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of June 30, 2007, we had cash, cash equivalents and marketable securities of $89.4 million and investments held by Symphony Allegro of $44.7 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
The following risks and uncertainties may have a material adverse effect on our business, financial condition and prospects. You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition and prospects. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.
Risks Relating to Our Business
We have a history of net losses. We expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $21.2 million for the six months ended June 30, 2007 and $41.8 million, $32.4 million and $16.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of June 30, 2007, we had a deficit accumulated during development stage of $140.2 million. We expect our expenses to increase as we continue our existing and planned preclinical studies and clinical trials, expand research and development efforts, expand our manufacturing development efforts, relocate our main operations, complete construction on a current good manufacturing practice compliant pilot facility, and continue to add the necessary infrastructure to support our operations as a public company. As a result, we expect to incur substantial and increasing net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, equipment financing and government grants. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth, if any, of our revenues. Revenues from potential strategic partnerships are uncertain because we may not enter into any strategic partnerships, and we do not expect any government grant revenue in 2007. If we are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.
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
We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:
•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities, and our manufacturing development and commercial manufacturing activities;

•	the amount and timing of payments from Symphony Allegro related to the development of Staccato alprazolam and Staccato loxapine;

•	the amount and timing of any payments to Symphony Allegro related to the repurchase of rights to Staccato alprazolam and Staccato loxapine;

•	the cost, timing and outcomes of regulatory proceedings;

•	the cost and timing of developing sales and marketing capabilities;

•	the cost and timing of developing manufacturing capacity;

•	revenues received from any future products;

•	payments received under any strategic partnerships;

•	the filing, prosecution and enforcement of patent claims;

•	the costs associated with building out and moving to our new facilities in 2007 and 2008; and

•	the costs associated with commercializing our product candidates, if they receive regulatory approval.
We anticipate that existing cash, cash equivalents and marketable securities, along with interest earned thereon, funding available under our equipment financing arrangements, our tenant improvement allowance, expected payments from Symphony Allegro, expected proceeds from stock option exercises and purchases under our Employee Stock Purchase Plan, will enable us to maintain our currently planned operations through the middle of 2009. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. We may be unable to raise sufficient additional capital on terms favorable to us, or at all. If we fail to raise sufficient funds, we will have to delay development programs or reduce or cease operations, or we may be required to enter into a strategic partnership at an earlier stage of development than currently anticipated. Our estimates of future capital use are uncertain, and changes in our development plans, payments received from Symphony Allegro, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the amount of time our available resources will fund our operations.
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
A key element of our business strategy is our intent to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates. In December, 2006, we entered into such a development relationship with Symphony Allegro. We intend to enter into additional strategic partnerships with third parties to develop and commercialize our product candidates that are intended for larger markets, and we may enter into strategic partnerships for product candidates that are targeted toward specialty markets. We believe the effective commercialization of AZ-001 and AZ-003 will require a large, sophisticated sales and marketing organization. We have completed a Phase I clinical trial of AZ-003, and we plan no additional development of AZ-003 in 2007 unless and until we secure a partner to support continued drug and device development. To date, other than Symphony Allegro, we have not entered into any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate additional strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.
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
In December 2006, we entered into a transaction providing for the financing of additional clinical and nonclinical development of Staccato alprazolam, our AZ-002 program and Staccato loxapine, our AZ-004 and AZ-104 programs. Pursuant to the agreements, Symphony Capital LLC and its investors have invested

$50 million to form Symphony Allegro, to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these two product candidates. As part of the arrangement, we received an option granting us the exclusive right, but not the obligation, to acquire the licensed programs at specified points in time at specified prices during the term of the development period through the acquisition of Symphony Allegro. The development programs under the arrangement are jointly managed by Symphony Allegro and us, and there can be no assurance that we will agree on various decisions that will enable us to successfully develop the potential products, or even if we are in agreement on the development plans, that the development efforts will result in sufficient clinical data to make a fully informed decision with respect to the exercise of our option. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes.
If we elect to exercise the purchase option, we will be required to make a substantial payment, which at our election may be paid partially in shares of our common stock. As a result, in order to exercise the option, we will be required to make a substantial payment of cash and possibly issue a substantial number of shares of our common stock. We do not currently have the resources to exercise the option, and we may be required to enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these, in order to exercise the option, even if we paid a portion of the purchase price with our common stock. There can be no assurance that any financing or licensing arrangement will be available or even if available, that the terms would be favorable to us and our stockholders. In addition, the exercise of the purchase option may require us to record a significant charge to earnings and may adversely impact future operating results.
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
The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and rules enacted and proposed by the U.S. Securities and Exchange Commission, or SEC, and by the Nasdaq Global Market, will result in increased costs to us as we continue to undertake efforts to comply with rules and respond to the requirements applicable to public companies. The rules make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage as compared to the polices previously available to public companies. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.
As a public company, we need to comply with Sarbanes-Oxley and the related rules and regulations of the SEC, including expanded disclosure, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of Sarbanes-Oxley and other requirements will continue to increase our costs and require additional management resources. We have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow to satisfy new reporting requirements. We currently do not have an internal audit group. In addition, we may need to hire additional legal and accounting staff with appropriate experience and technical knowledge, and we cannot assure you that if additional staffing is necessary that we will be able to do so in a timely fashion. If we are unable to complete the required assessment as to the adequacy of our internal reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2007, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.
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
None
Use of Proceeds from the Sale of Registered Securities
March 2006 Initial Public Offering
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
Of this amount, $3.5 million was paid in underwriting discounts and commissions, and an additional $2.2 million of expenses were incurred, of which $1.1 million and $1.1 million were incurred during the fiscal years ended December 31, 2006 and 2005, respectively. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. As of June 30, 2007, we had applied the aggregate net proceeds of $44.9 million from our initial public offering as follows:
•	approximately $21.4 million was used for working capital; and

•	the remainder of the net proceeds from the offering, approximately $23.5 million, remain invested in cash, cash equivalents and marketable securities.
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
May 2007 Public Offering
Our public offering of common stock was effected through a Registration Statement on Form S-3 (File No. 333-141739), that was declared effective by the SEC on April 16, 2007. We registered to sell common stock, preferred stock, debt securities and/or warrants, either individually or in units, with a total value of up to $150,000,000. We may also offer common stock or preferred stock upon conversion of debt securities, common stock upon conversion of preferred stock or common stock, preferred stock or debt securities upon the exercise of warrants. We sold 6,900,000 shares at $10.25 per share and an aggregate offering price of $70.7 million. The offering was completed after the sale of 6,900,000 shares. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated were the joint book-running managing underwriters of our public offering and Pacific Growth Equities and RBC Capital Markets, acted as co-managers.
Of this amount, $4.2 million was paid in underwriting discounts and commissions, and an additional $0.5 million of expenses were incurred. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. As of June 30, 2007, the aggregate net proceeds of $66.0 million from our public offering remained invested in cash, cash equivalents and marketable securities.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On May 23, 2007, at the Company’s 2007 Annual Meeting of Stockholders, the following matters were submitted to and voted on by stockholders and were adopted:
A.	The election by the stockholders of Thomas A. King, Samuel D. Colella, Alan D. Frazier, Ernest Mario, Ph.D., Deepika R. Pakianathan, Ph.D., J. Leighton Read, M.D., Gordon Ringold, Ph.D., Isaac Stein, and Alejandro A. Zaffaroni, M.D.

The results of the vote are as follows:

		Total Vote
	Total Vote for	Withheld from
	Each Director	Each Director
Thomas B. King	20,331,029	10,140
Samuel D. Colella	20,294,149	47,020
Alan D. Frazier	20,321,149	20,020
Ernest Mario, Ph.D.	20,303,569	37,600
Deepika R. Pakianathan, Ph.D.	20,294,149	47,020
J. Leighton Read, M.D.	20,331,069	10,100
Gordon Ringold, Ph.D.	20,303,719	37,450
Isaac Stein	20,331,029	10,140
Alejandro A. Zaffaroni, M.D.	20,255,108	86,061
B.	The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

The results of the vote are as follows:

Total Votes For	Total Votes Against	Total Abstentions
20,339,736	841	592
Item 5. Other Information
None.

Item 6. Exhibits

3.5	Amended and Restated Certificate of Incorporation. (1)

3.6	Amended and Restated Bylaws. (1)

3.7	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

10.0	First Amendment to Lease Agreement between Britannia Hacienda VIII, LLC and the Registrant dated May 4, 2006

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to exhibit to our Annual Report on Form 10-K/A filed on April 10, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alexza Pharmaceuticals, Inc.
(Registrant)
August 13, 2007	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

August 13, 2007	/s/ August J. Moretti
August J. Moretti
Senior Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)

EXHIBIT INDEX

3.5	Amended and Restated Certificate of Incorporation. (1)

3.6	Amended and Restated Bylaws. (1)

3.7	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

10.0	First Amendment to Lease Agreement between Britannia Hacienda VIII, LLC and the Registrant dated May 4, 2006

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to exhibit to our Annual Report on Form 10-K/A filed on April 10, 2007.