Form 10-Q
period 2007-09-30
Alexza Pharmaceuticals Inc.
filed 2007-11-01
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
    Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No ☑
Total number of shares of common stock outstanding as of October 26, 2007; 31,027,464.
The Exhibit index is set forth on page 2

ALEXZA PHARMACEUTICALS, INC.

		page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and for the period from December 19, 2000 (inception) to September 30, 2007	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and for the period from December 19, 2000 (inception) to September 30, 2007	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

SIGNATURES		46
EXHIBIT 10.35
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2007	2006(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,772	$17,032
Marketable securities	35,674	25,591
Investments held by Symphony Allegro, Inc.	42,233	49,956
Prepaid expenses and other current assets	6,226	1,263

Total current assets	128,905	93,842

Property and equipment, net	23,221	11,136
Restricted cash	604	604
Employee note receivable, net of unamortized discount	—	83
Other assets	105	101

Total assets	$152,835	$105,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,682	$5,933
Accrued clinical trial expenses	738	1,641
Other accrued expenses	5,260	3,849
Current portion of equipment financing obligations	4,109	2,770

Total current liabilities	17,789	14,193

Deferred rent	14,438	1,191
Noncurrent portion of equipment financing obligations	6,464	5,865
Noncontrolling interests in Symphony Allegro, Inc.	27,052	34,743

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	2
Additional paid-in-capital	238,947	170,442
Deferred share-based compensation	(1,011)	(1,703)
Other comprehensive income	75	9
Deficit accumulated during development stage	(150,922)	(118,976)

Total stockholders’ equity	87,092	49,774

Total liabilities and stockholders’ equity	$152,835	$105,766

(1)	Condensed consolidated balance sheet at December 31, 2006 has been derived from audited consolidated financial statements at that date.
See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

					Period from
					December
					19, 2000
					(inception)
	Three Months Ended		Nine Months Ended		to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Revenue	$—	$329	$—	$1,028	$6,945

Operating expenses:
Research and development	11,570	9,400	31,947	25,980	129,420
General and administrative	3,566	2,667	11,168	6,630	41,343
Acquired in-process research and development	—	—	—	—	3,916

Total operating expenses	15,136	12,067	43,115	32,610	174,679

Loss from operations	(15,136)	(11,738)	(43,115)	(31,582)	(167,734)

Interest and other income, net	1,677	850	4,215	2,029	9,781
Interest expense	(258)	(302)	(737)	(646)	(2,380)

Loss before noncontrolling interest in Symphony Allegro, Inc.	(13,717)	(11,190)	(39,637)	(30,199)	(160,333)

Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	2,965	—	7,691	—	9,411

Net loss	$(10,752)	$(11,190)	$(31,946)	$(30,199)	$(150,922)

Basic and diluted net loss per share	$(0.35)	$(0.47)	$(1.15)	$(1.66)

Shares used to compute basic and diluted net loss per share	30,975	23,638	27,775	18,194

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(31,946)	$(30,199)	$(150,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	(7,691)	—	(9,411)
Share-based compensation – consultants	57	109	482
Share-based compensation – employees	1,535	753	3,341
Amortization of deferred share-based compensation	446	545	1,577
Extinguishment of officer note receivable	—	—	2,300
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	34	27	309
Amortization of premium (discount) on available-for-sale securities	(596)	(712)	403
Depreciation and amortization	2,884	2,623	10,333
Loss on disposal of property and equipment	—	—	43
Changes in operating assets and liabilities:
Grant and other receivables	—	(154)	—
Prepaid expenses and other current assets	(4,963)	688	(6,220)
Other assets	45	5	(2,598)
Accounts payable	1,749	(461)	7,553
Accrued clinical and other accrued liabilities	694	1,306	2,484
Other liabilities	13,247	(819)	17,828

Net cash used in operating activities	(24,505)	(26,289)	(118,268)

Cash flows from investing activities:
Purchases of available-for-sale securities	(39,973)	(57,222)	(255,309)
Maturities of available-for-sale securities	30,552	45,014	219,308
Purchases of available-for-sale securities held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	7,723	—	7,742
Increase in restricted cash	—	(399)	(604)
Purchases of property and equipment	(14,969)	(4,819)	(33,335)
Proceeds from disposal of property and equipment	—	—	3
Cash paid for merger	—	—	(250)

Net cash used in investing activities	(16,667)	(17,426)	(112,420)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2007	2006	2007
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	65,982	44,902	110,892
Proceeds from exercise of stock options and stock purchase rights under the Employee Stock Purchase Plan	992	141	2,575
Repurchases of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc, net of fees	—	—	47,171
Proceeds from equipment financing obligations	4,453	3,683	17,571
Payments of equipment financing obligations	(2,515)	(1,589)	(7,451)

Net cash provided by financing activities	68,912	47,137	275,460

Net increase in cash and cash equivalents	27,740	3,422	44,772
Cash and cash equivalents at beginning of period	17,032	16,787	—

Cash and cash equivalents at end of period	$44,772	$20,209	$44,772

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other interim period or any other future year.
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

2. Share-Based Compensation
The components of the share-based compensation recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended September 30,
	2007			2006
	G&A	R&D	Total	G&A	R&D	Total
Employee stock options granted prior to January 1, 2006	$50	$88	$138	$63	$80	$143
Employee stock options and restricted stock units granted on or subsequent to January 1, 2006	336	248	584	155	147	302
Employee Stock Purchase Plan	13	1	14	71	280	351
Non-employee stock option awards	—	26	26	3	57	60

	$399	$363	$762	$292	$564	$856

	Nine Months Ended September 30,
	2007			2006
	G&A	R&D	Total	G&A	R&D	Total
Employee stock options granted prior to January 1, 2006	$152	$294	$446	$189	$356	$545
Employee stock options and restricted stock units granted on or subsequent to January 1, 2006	726	493	1,219	251	189	440
Employee Stock Purchase Plan	86	230	316	152	603	755
Non-employee stock option awards	—	57	57	9	100	109
Variable share-based Compensation	—	—	—	(442)	—	(442)

	$964	$1,074	$2,038	$159	$1,248	$1,407

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

Employee Share-Based Awards Granted Prior to January 1, 2006
Compensation cost for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS 123R, were accounted for using the options’ intrinsic value on the measurement date, which is typically the date of grant. The Company recorded the total valuation of these options as a component of stockholders’ equity, which will be amortized over the vesting period of the applicable option on a straight line basis. During the three and nine months ended September 30, 2007, the Company reversed $22,000 and $246,000, respectively, of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. During the three and nine months ended September 30, 2006, the Company reversed $275,000 and $495,000, respectively, of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. The expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Remainder of 2007	$137
2008	547
2009	327

$1,011

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
Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units
During the three and nine months ended September 30, 2007, the weighted average fair value of the employee stock options granted was $6.05 and $6.26, respectively and $5.14 and $5.14, for the same periods in 2006, respectively. The weighted average fair value of stock purchase rights granted was $3.60 and $3.44 during the three and nine months ended September 30, 2007, respectively and $3.24 and $3.24 in the same periods in 2006, respectively. The weighted average fair value of restricted stock units granted was $8.89 during the three and nine months ended September 30, 2007 and $7.00 for the three and nine months ended September 30, 2006.
These estimated grant date fair values of the awards were calculated using the Black-Scholes valuation model, and the following assumptions:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
Stock Option Plans
Weighted-average expected term	6.1	years	6.1	years	6.1	years	6.1	years
Expected volatility		73%		80%		73%		80%
Risk-free interest rate		4.82%		4.77%		4.78%		4.73%
Dividend yield		0%		0%		0%		0%

Employee Stock Purchase Plan
Weighted-average expected term	1.8	years	1.4	years	1.6	years	1.4	years
Expected volatility		53%		53%		53%		53%
Risk-free interest rate		4.78%		4.77%		4.78%		4.77%
Dividend yield		0%		0%		0%		0%
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
Forfeiture Rate. The Company uses historical data to estimate pre-vesting option and restricted stock unit forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company’s estimated forfeiture rate is approximately 5.9%.
The estimated fair value of restricted stock units awards is calculated based on the market price of Alexza’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on Alexza common stock prior to vesting of the restricted stock unit. The Company’s estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.
As of September 30, 2007, there was $7,589,000, $699,000 and $168,000 of total unrecognized compensation costs related to non-vested stock option awards, non-vested restricted stock units and stock purchase rights issued after January 1, 2006, respectively, which are expected to be recognized over a weighted average period of 3.3 years, 3.6 years and 0.5 years, respectively.
Nonemployee Stock Option Awards
The Company has granted options to purchase shares of common stock to nonemployees. The Company remeasures the nonemployee options vested during the quarters using the Black-Scholes valuation model. As of September 30, 2007, stock options to acquire 8,695 shares are subject to remeasurement of fair value. The stock compensation costs of these options granted to nonemployees are remeasured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of service received.
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
There was no share-based compensation capitalized at September 30, 2007 or 2006.
3. Share-Based Compensation Plans
2005 Equity Incentive Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”) and authorized for issuance thereunder 1,088,785 shares of common stock. The 2005 Plan became effective upon the closing of the Company’s initial public offering on March 8, 2006. The 2005 Plan is an amendment and restatement of the Company’s previous stock option plans. Stock options and restricted stock units issued under the 2005 Plan generally vest over 4 years, vesting is generally based on service time, and have a maximum contractual term of 10 years. The 2005 Plan provides for annual reserve increases on the first day of each fiscal year which commenced on January 1, 2007 and ends on January 1, 2015. The annual reserve increases are equal to the lesser of (i) 2% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or (ii) 1,000,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2007 an additional 476,386 (2% of the total number of shares of the Company’s common stock outstanding on December 31, 2006) shares of the Company’s common stock were reserved for issuance under this provision.
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
The following table sets forth the summary of option activity under the Company’s stock plans for the nine months ended September 30, 2007:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2006	2,611,042	$5.23
Options granted	975,956	9.16
Options exercised	(162,160)	1.87
Options canceled	(103,185)	5.81

Balance at September 30, 2007	3,321,653	6.53

Information regarding the stock options outstanding at September 30, 2007 is summarized below:

	Outstanding			Exercisable
		Remaining			Remaining
		Contractual	Aggregate		Contractual	Aggregate
Exercise	Number	Life	Intrinsic	Number	Life	Intrinsic
Price	of Shares	(in years)	Value	of Shares	(in years)	Value
$0.99 – 1.10	501,279	6.81	$3,792,000	291,226	6.60	$2,204,000
1.38 – 3.30	349,095	7.77	2,339,000	171,482	7.74	1,154,000
6.88 – 7.00	225,840	8.46	393,000	107,032	8.35	188,000
7.20 – 7.74	333,700	8.91	483,000	89,907	8.90	130,000
8.00 – 8.00	760,442	6.93	503,000	547,359	6.51	362,000
8.01 – 8.89	733,720	9.69	99,000	700	8.64	—
8.92 – 11.70	417,577	9.39	—	45,224	8.99	—

	3,321,653	8.22	$7,609,000	1,252,930	7.12	$4,038,000

The intrinsic value is calculated as the difference between the market value of the Company’s common stock as of September 28, 2007 and the exercise price of the option. The market value as of September 28, 2007, the last trading day in September 2007, was $8.66 as reported by NASDAQ Global Market.
The following table sets forth the summary of nonvested share units (restricted stock units) activity under the Company’s stock option plan for the nine months ended September 30, 2007:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2006	34,080	$7.00
Granted	74,575	8.89
Released	(8,245)	7.00
Forfeited	(2,217)	7.57

Outstanding at September 30, 2007	98,193	$8.42

As of September 30, 2007, 261,656 shares remained available for issuance under the 2005 Plan and the Directors’ Plan.
2005 Employee Stock Purchase Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”) and authorized for issuance thereunder 500,000 shares of common stock. The ESPP allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of a fixed offering period, generally twenty four months with four purchase periods within each offering period. Purchases are made on the last trading day of each October and April. The initial offering period began March 8, 2006 and will end on April 30, 2008. Employees purchase shares at each purchase date at 85% of the market value of our common stock at either the employee’s enrollment date or the end of the purchase period, whichever price is lower. In the three and nine months ended September 30, 2007, employees purchased 100,981 shares from the ESPP at a weighted average price of $6.83. There were no purchases made during the three or nine months ended September 30, 2006.
The ESPP provides for annual reserve increases on the first day of each fiscal year which commenced on January 1, 2007 and ends on January 1, 2015. The annual reserve increases are equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of share by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2007 an additional 238,193 shares of the Company’s common stock (1% of the total number of shares of the Company’s common stock outstanding on December 31, 2006) were reserved for issuance under this provision. As of September 30, 2007, 505,530 shares of common stock were available for issuance under the plan.
4. Net Loss per Share
Basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded in the diluted net loss per share calculation for the three and nine months ended September 30, 2007 and 2006 as the inclusion of such shares would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock options	3,321,653	2,525,760	3,321,653	2,525,760
Restricted stock units	98,193	34,680	98,193	34,680
Warrants to purchase common stock	2,015,720	15,720	2,015,720	40,009
Convertible preferred stock (as converted)	—	—	—	3,729,841
5. Comprehensive Loss
Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(10,752)	$(11,190)	$(31,946)	$(30,199)
Change in unrealized gain (loss) on marketable securities	70	3	66	50

Comprehensive loss	$(10,682)	$(11,187)	$(31,880)	$(30,149)

6. Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Accrued compensation	3,286	$2,856
Accrued professional fees	602	349
Other	1,372	644

	$5,260	$3,849

7. Equipment Financing Obligations
During the nine months ended September 30, 2007, the Company borrowed an additional $4,453,000 under an existing equipment financing agreement. Under the existing agreement, equipment advances are to be repaid in 36 to 48 monthly installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasuries of comparable maturities and ranges from 9.2% to 10.6%. The equipment purchased under the equipment financing agreement is pledged as security. As of September 30, 2007, the Company had $7,327,000 of remaining credit available under the agreement.

Future principal payments under the equipment financing agreements as of September 30, 2007 are as follows (in thousands):

Remainder of 2007	$991
2008	4,208
2009	3,634
2010	1,492
2011	248

Total	$10,573

8. Facility Lease
In February 2007, the Company entered into an agreement to extend the termination date on the lease of its two Palo Alto facilities from June 30, 2007 to March 31, 2008. Beginning July 1, 2007, monthly rent payments increased from $134,000 per month to $228,000 per month related to these facilities. In June 2007, the Company exercised its option to extend the lease on one of these facilities through June 30, 2008. Beginning April 1, 2008, monthly rent payments will decrease to $98,525 as a result of the reduction in leased space.
In August 2006, we entered into an agreement to lease 65,604 square feet for office, laboratory and manufacturing facilities in Mountain View, California. In May 2007, the Company entered into an agreement to lease an additional 41,290 square feet of space in Mountain View, California. In May 2007, the Company gained access to 21,956 square feet of the additional space and will obtain access to the remaining 19,334 square feet of space on or about June 1, 2008. Rent payments related to this additional facility will begin on January 1, 2008.
In August 2007, the Company amended the lease agreement for its Mountain View, California facility. The amendment provides the Company with up to an additional $6,600,000 of reimbursements for tenant improvements made by the Company. Minimum monthly payments will be increased for any reimbursements received by the Company for a period between 5 years and the term of the lease agreement. As of September 30, 2007, the Company had $2,333,000 remaining tenant improvement allowances available for reimbursement by the landlord.
In the three and nine months ended September 30, 2007 the Company requested tenant improvement reimbursements of $4,693,000 and $12,203,000, respectively, and recorded the amounts as defered rent. Such amounts will be amortized against rent expense over the life of the lease. As of September 30, 2007 the Company had an outstanding receivable from the landlord of $4.7 million related to tenant improvement reimbursements, which was included in prepaid and other current assets, and reimbursed to the Company by the landlord in October 2007.
Future minimum lease payments under the facility lease agreements as of September 30, 2007 are as follows (in thousands):

Remainder of 2007	$1,099
2008	3,940
2009	4,157
2010	4,414
2011	4,536
Thereafter	30,166

Total	$48,312

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
In accordance with FIN 46R, the Company determined that Allegro is a variable interest entity for which it is the primary beneficiary. As a result, the Company will include the financial condition and results of operations of Allegro in its financial statements. Accordingly, the Company has deducted the losses attributable to the noncontrolling interest in Allegro from the Company’s net loss in the consolidated statement of operations and the Company also reduced the noncontrolling interest holders’ ownership interest in Allegro in the consolidated balance sheet by Allegro’s losses. For the three and nine months ended September 30, 2007, the losses attributed to the noncontrolling interest holders were $3.0 million and $7.7 million, respectively. The Company also reduced the noncontrolling interest holders’ ownership interest in Allegro in the consolidated balance sheet by $2.85 million related to a structuring fee and related expenses that the Company incurred in connection with the closing of the Allegro transaction.
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
10. Recent Accounting Pronouncements
Statement of Financial Accounting Standard No. 157
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.
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
The Company adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN48 are classified as part of its income tax provision. The Company has not incurred any interest or penalties as of September 30, 2007.
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
Emerging Issues Task Force Issue No. 07-3
In June 2007, the FASB ratified EITF Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. The Company is currently evaluating the impact of the provisions of EITF 07-3 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

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
Overview
We are developing novel, proprietary products for the treatment of acute and intermittent conditions. Our technology, the Staccato system, enables the precise delivery and rapid onset of therapeutic effect of many small molecule drugs. Our lead product candidates consist of the following:
•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the treatment of acute agitation in patients with schizophrenia and bi-polar disorder. In March 2007, we announced positive initial results from a multi-center, randomized, double-blind, placebo-controlled Phase 2a clinical trial in 120 patients in an in-patient clinical setting. The 10 mg dose of AZ-004 met the primary endpoint of the clinical trial, which was a statistically significant reduction in the measure of agitation from baseline to the 2-hour post-dose time point, as compared to placebo. The 10 mg dose of AZ-004 also exhibited a rapid onset of effect, with a statistically significant improvement in the PANSS (Positive and Negative Symptom Scale) Excited Component (PEC) scores at 20 minutes post-dose, as compared to placebo. The effectiveness of the 10 mg dose was sustained throughout the 24-hour study period, as compared to placebo. We expect to begin the first of two Phase 3 trials late in the first quarter of 2008 and begin a second Phase 3 trial beginning in the second or third quarter of 2008. The two multi-center, randomized, double-blind, placebo-controlled, pivotal Phase 3 trials are anticipated to each enroll approximately 300 patients and utilize the same primary endpoint as the Phase 2a trial. Both Phase 3 trials will test two doses, 5mg and 10mg, against a placebo. AZ-004 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate, as discussed below.

•	AZ-001 (Staccato prochlorperazine). We are developing AZ-001 to treat patients suffering from acute migraine headaches. In March 2007, we announced positive initial results from an outpatient, multi-center, randomized, double blind, placebo-controlled Phase 2b clinical trial of AZ-001 in 400 migraine patients. All three doses of AZ-001 met the primary endpoint of statistically significant pain relief at two hours, compared to placebo. In the two highest doses studied, AZ-001 also showed a statistically significant difference in achieving a pain-free response at two hours, as compared with placebo. AZ-001 demonstrated rapid onset of pain relief, with statistically significant pain response in 15 minutes for the 7.5 mg dose and statistically significant pain responses for all three doses at 30 minutes. AZ-001 also showed a sustained pain-free response, with statistically significant elimination of pain at 24 hours post-dose at the two highest studied doses. Survival analysis for nausea, photophobia and phonophobia over the 2-hour period post-dose showed a statistically significant difference, compared to placebo. We expect to have an End of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) in the second quarter of 2008.

•	AZ-104 (Staccato loxapine). We are developing AZ-104 to treat patients suffering from acute migraine headaches. AZ-104 is a lower dose version of AZ-004. In June 2007, we announced the initiation of an in-clinic, multi-center randomized, double-blind, single administration, placebo controlled Phase 2a proof-of-concept clinical trial of approximately 160 migraine patients with or without aura. Three doses of AZ-104 (1.25, 2.5 and 5 mg) are being evaluated against placebo in the clinical trial. Using the IHS (International Headache Society) 4-point rating scale, the primary efficacy endpoint is pain-relief response at 2 hours post-administration. Secondary efficacy endpoints for the trial include additional pain response assessments and other symptom assessments at various time points. Safety evaluations are being made throughout the clinical trial period. We expect to complete enrollment in this trial by the end of 2007 and preliminary findings to be released in the first quarter of 2008. AZ-104 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate, as discussed below.

•	AZ-002 (Staccato alprazolam). We are developing AZ-002 for the acute treatment of panic attacks associated with panic disorder. In April 2006, we initiated an in-clinic, single-center, double-blind, placebo-controlled, Phase 2a proof-of-concept clinical trial in patients with panic disorder. As a result of observing greater than expected levels of sedation in the first two patients enrolled in the trial, we reduced the dose of AZ-002, modified the AZ-002 device, manufactured and released new clinical trial materials for the trial, and added two additional study sites to the study group. In April 2007, we re-initiated dosing in the 42 patient clinical trial with a lower dose of AZ-002 and expect to complete enrollment of this trial in the first half of 2008. AZ-002 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate, as discussed below.

•	AZ-003 (Staccato fentanyl). We are developing AZ-003 for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes. In December 2006, we completed enrollment and announced initial results of a Phase 1 clinical trial of AZ-003 in opioid naïve healthy subjects. We plan no additional clinical development of AZ-003 unless we are able to secure a corporate partner to support continued clinical and device development.

•	AZ-007 (Staccato zaleplon). We are developing AZ-007 for the treatment of sleep disorder in patients who have difficulty falling asleep, including those patients with middle of the night awakening who have difficulty falling back asleep. To date, we have completed a pre-IND meeting and have initiated several pre-clinical studies and expect to initiate a Phase 1 clinical trial in the first quarter of 2008.
We were incorporated on December 19, 2000. We have funded our operations primarily through the sale of equity securities, capital lease and equipment financings, government grants and financing from Symphony Allegro. We have generated $6.9 million in revenue from inception through September 30, 2007, substantially all of which was earned through United States Small Business Innovation Research grants. We do not expect any grant revenues in 2007 or material product revenue until at least 2011.
In May 2007, we completed a public offering of 6,900,000 shares of common stock, which resulted in net cash proceeds to us of approximately $66.0 million.

From inception through 2003, we focused on the development of our technology, the selection and preclinical testing of product candidates and the manufacture of clinical trial supplies. In 2004, we expanded our activities to include the clinical development of our product candidates. The continued development of our product candidates will require significant additional expenditures, including expenses for preclinical studies, clinical trials, research and development, manufacturing development and seeking regulatory approvals. We rely on third parties to conduct a portion of our preclinical studies and all of our clinical trials, and we expect these expenditures to increase in future years as we continue development of our product candidates. During the fourth quarter of 2007, we intend to continue our clinical trials for AZ-002 and AZ-104, conduct clinical and preclinical studies to support our AZ-001, AZ-004 and AZ-007 programs, and file an IND for AZ-007. These clinical trials will result in higher expenditures than in previous years. If each product candidate continues to progress, expenses for future Phase 3 clinical trials, the first of which for AZ-004 are expected to start late in the first quarter of 2008, will be significantly higher than those incurred in Phase 2 clinical trials for each respective product candidate.
In August 2006 we executed a lease for a new facility in Mountain View, California. We are building a current good manufacturing practice pilot manufacturing facility in this new location and plan to move our research and development and manufacturing operations to this location by the end of 2007 or early 2008. We intend the pilot manufacturing facility to be capable of manufacturing materials for toxicology studies and clinical trial materials for future clinical trials. In August 2007, we amended our lease agreement for the Mountain View, California facility. The amendment provides us with up to an additional $6.6 million of reimbursements for tenant improvements made by us. As of September 30, 2007 we had an outstanding receivable from the landlord of $4.7 million related to tenant improvement reimbursements due to us, which was included in prepaid and other current assets, and reimbursed to us by our landlord in October 2007. At September 30, 2007, in addition to the $4.7 million included in prepaid and other current assets, we had approximately $2.3 million of tenant improvement reimbursements available. Under the terms of the amendment, minimum monthly payments will be increased for any reimbursements received by the Company. The increased lease payment periods will cover a period of 5 years for $2 million of the reimbursement, seven years for $2 million of the reimbursement and the remaining term of the lease agreement for $2.6 million of the reimbursement. In May 2007, we executed a lease for an additional facility in Mountain View, California. We intend to move our administrative operations to this facility in 2007 and 2008. Facility lease expenses will increase in the fourth quarter of 2007 and the first half of 2008, as we incur lease expense on the new Mountain View facilities while we continue to make tenant improvements in 2007 and 2008 and continue to lease our current facilities in Palo Alto, California. In addition, we will incur significant expense in moving our operations, including our laboratories and manufacturing operations, from our existing premises to the new facilities.
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
We have incurred significant losses since our inception. As of September 30, 2007, our deficit accumulated during development stage was $150.9 million. We recognized net losses of $31.9 million for the nine months ended September 30, 2007 and $41.8 million, $32.4 million, and $16.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. We expect our net losses to increase as we continue our existing and planned preclinical studies and clinical trials, expand our research and development efforts and our manufacturing development, move to our new facilities, and continue to support the infrastructure necessary to operate as a public company.
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
As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success, and development costs vary widely. While we are currently focused on developing AZ-004, AZ-001, AZ-104, AZ-002 and AZ-007, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available before 2011, if at all. We expect our existing cash, cash equivalents and marketable securities, interest earned thereon, borrowings available under our equipment financing obligations, our tenant improvement allowance, funding available from Symphony Allegro and funds received from option exercises and purchases of common stock pursuant to our Employee Stock Purchase Plan, will enable us to maintain our currently planned operations through at least the middle of 2009. We will need to raise additional capital to support continued development of our product candidates thereafter.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2007 and 2006
Revenue
We had no revenues during the three or nine months ended September 30, 2007. Revenue for the three and nine months ended September 30, 2006 was $329,000 and $1,028,000, respectively, including government grant revenue of $329,000 and $998,000, respectively. We recognized no revenue from drug compound feasibility screening agreements for the three months ended September 30, 2006, and $30,000 of revenue from drug compound feasibility screening agreements for the nine months ended September 30, 2006. We expect no grant revenue or drug compound feasibility screening revenue in 2007.
Operating Expenses
Our operating expenses were affected by our prospective method of adoption of SFAS 123R as well as the reversal of share-based compensation expense resulting from variable accounting in the three months ended March 31, 2006. As a result, we believe reviewing our operating expenses both inclusive and exclusive of share-based compensation provides a better understanding of the growth of our operations. The impact of share-based compensation on operating expenses is outlined as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating expenses without share-based compensation expenses:
Research and development	$11,207	$8,836	$30,873	$24,732
General and administrative	3,167	2,375	10,204	6,471

Total operating expenses without share-based compensation expenses	14,374	11,211	41,077	31,203

Share-based compensation expenses:
Research and development	363	564	1,074	1,248
General and administrative	399	292	964	159

Total share-based compensation expenses	762	856	2,038	1,407

Total operating expenses	$15,136	$12,067	$43,115	$32,610

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

					From
					December
					19, 2000
					(inception
	Three Months Ended		Nine Months Ended		to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Preclinical and clinical development
AZ-004/104	$4,711	$1,877	$9,899	$3,865	$19,278
AZ-001	1,845	2,508	4,398	7,381	34,456
AZ-002	716	725	3,336	1,897	12,653
AZ-003	180	635	858	2,956	12,208
AZ-007	2,100	981	6,712	1,062	9,096
Other preclinical programs	—	722	—	2,785	3,243

Total preclinical and clinical development	9,552	7,448	25,203	19,946	90,934
Research	2,018	1,952	6,744	6,034	38,486

Total research and development	$11,570	$9,400	$31,947	$25,980	$129,420

Research and development expenses were $11,570,000 and $31,947,000 during the three and nine months ended September 30, 2007, respectively and $9,400,000 and $25,980,000 during the three and nine months ended September 30, 2006, respectively. The increases were due primarily to:
•	increased spending on our AZ-004/104 and AZ-002 product candidates as we continued development of these product candidates under the Symphony Allegro agreement, including the launch of a Phase 2a clinical trial of AZ-104 at the end of the second quarter of 2007,

•	the initiation of AZ-007 pre-clinical product development, and

•	increased spending on Staccato device development and manufacturing scale up.

These increased efforts were partially offset by decreased spending on:
•	our AZ-001 product candidate due to the completion of the Phase 2b trial in the first quarter of 2007,

•	our AZ-003 product candidate, as we have significantly reduced further development on this program until we obtain a partner to assist in the development of the product candidate, and

•	our other preclinical development as we focused our efforts on our AZ-007 product candidate.
We expect to continue to devote substantial resources to research and development to support the continued development of our product candidates and core technology, to expand our research and development efforts and to expand our manufacturing development. We expect that research and development expenses for clinical trials will continue to increase as we conduct additional and later-stage clinical trials for our product candidates. In addition, we expect to incur additional non-cash stock-based compensation expense as future employee stock options granted are recorded at fair value and existing grants continue to be expensed.
General and Administrative Expenses
General and administrative expenses were $3,566,000 and $11,168,000 during the three and nine months ended September 30, 2007, respectively, and $2,667,000 and $6,630,000 during the three and nine months ended September 30, 2006, respectively.
General and administrative expenses included share-based compensation expenses of $399,000 and $964,000 during the three and nine months ended September 30, 2007, respectively, compared to $292,000 and $159,000 during the comparable periods in 2006, respectively. During the nine months ended September 30, 2006, share-based compensation was impacted by a $442,000 reduction in compensation expense related to officer stock option grants that were treated as variable awards during. The contingency which had caused these awards to be variable in nature was resolved during the three months ended March 31, 2006 and thus variable accounting ceased. We expect share-based compensation expense to continue to increase as we do not anticipate any additional expense reversals resulting from variable accounting and as future stock option grants will continue to be recorded at fair value.
Without the impact of share-based compensation expenses, general and administrative expenses increased to $3,167,000 and $10,204,000 in the three and nine months ended September 30, 2007, respectively, from $2,375,000 and $6,471,000 in the comparable periods in 2006, respectively. The increases during the three and nine month periods were primarily due to increased staffing to manage and support our growth resulting in payroll and related expenses increasing $389,000 and $1,336,000, respectively, and the additional administrative costs related to Symphony Allegro resulting in an additional $168,000 and $545,000 of expenses, respectively. Additional regulatory requirements as a publicly traded company resulted in increases in accounting and legal fees of $495,000 during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. We also incurred higher facilities expenses to support our overall growth.
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
Interest and Other Income and Interest Expense, Net
Interest and other income primarily consists of interest earned on our cash, cash equivalents, marketable securities, and investments held by Symphony Allegro, Inc. and was $1,677,000 and $4,215,000 for the three and nine months ended September 30, 2007, respectively, as compared to $850,000 and $2,029,000 in the comparable periods in 2006, respectively. The increase was primarily due to higher average cash, cash equivalent and marketable securities balances due to our public stock offering in May 2007, and the addition of investments held by Symphony Allegro, Inc in December 2006. We expect interest income to gradually decrease in future quarters as we expect our cash, cash equivalent and marketable securities balances to decrease as we continue to incur net losses.
Interest expense represents interest on our equipment loans and was $258,000 and $737,000 for the three and nine months ended September 30, 2007, respectively, compared to $302,000 and $646,000 in the comparable periods in 2006, respectively. The increases were due to increases in our equipment loan borrowings. We expect interest expense to continue to increase as we anticipate additional borrowings under our equipment financing agreements.
Liquidity and Capital Resources
Since inception through September 30, 2007, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate net proceeds from such sales totaling $215.6 million, revenues primarily from government grants totaling $6.9 million and funding from Symphony Allegro. We have received additional funding from equipment financing obligations, tenant improvement allowances, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our Employee Stock Purchase Plan. As of September 30, 2007, we had $80.4 million in cash, cash equivalents and marketable securities, $42.2 million of marketable securities held by Symphony Allegro, and $7.3 million available under an equipment financing line of credit. The marketable securities held by Symphony Allegro are used to fund the development of AZ-002, AZ-004 and AZ-104 and are not available for general corporate expenses. Our cash and marketable security balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Investments held by Symphony Allegro, Inc. consist of investments in a mutual fund that invests primarily in domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. and Yankee bank obligations and fully collateralized repurchase agreements. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
Cash Flows from Operating Activities. Net cash used in operating activities was $24,505,000 and $26,289,000 during the nine months ended September 30, 2007 and 2006, respectively. The net cash used in the nine months ended September 30, 2007 primarily reflects the net loss of $31,946,000, net of losses attributed to noncontrolling interests in Symphony Allegro, Inc. of $7,691,000, deprecation of $2,884,000 and non-cash share based compensation expense of $2,038,000. Cash flows from operations in 2007 were also impacted by the increase in prepaid expenses and other current assets of $4,963,000. Increases in deferred rent of $13,247,000, primarily as a result of tenant improvement reimbursements from our landlord, an increase in accounts payable of $1,749,000 and accrued clinical and other accrued liabilities of $694,000 resulted in reducing cash use from operations. The net cash used in the nine months ended September 30, 2006 primarily reflects net loss of $30,199,000, net of depreciation of $2,623,000 and non-cash share based compensation expense of $1,407,000. Cash flows from operations were also impacted by the reduction in other accrued expenses of $819,000 and accounts payable of $461,000 partially offset by the increase in accrued clinical trial expense of $1,306,000 and the decrease in prepaid and other current assets of $688,000. We expect to utilize the remaining tenant improvement reimbursements, approximately $3.3 million for both Mountain View facilities, in the fourth quarter of 2007, which will result in increases in net cash used in operating activities in first quarter of 2008.
Cash Flows from Investing Activities. Net cash used in investing activities was $16,667,000 and $17,426,000 during the nine months ended September 30, 2007 and 2006, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. During the nine months ended September 30, 2007, we had maturities of marketable securities, net of purchases, of $9,431,000, and purchases of property and equipment of $14,969,000, consisting primarily of tenant improvements of our Mountain View facility, and maturities of available for-sale securities held by Symphony Allegro of $7,723,000. During the nine months ended September 30, 2006 we had purchases, net of maturities of $12,208,000 of marketable securities and purchases of equipment of $4,819,000.
Cash Flows from Financing Activities. Net cash provided by financing activities was $68,912,000 and $47,137,000 during the nine months ended September 30, 2007 and 2006, respectively. Financing activities consist primarily of proceeds from the sale of our stock and equipment financing arrangements. In the nine months ended September 30, 2007 and 2006, we received net proceeds of $65,982,000 and $44,902,000, respectively, from the issuance of 6,900,000 and 6,325,000 shares of common stock from the public offerings of our common stock, respectively. Proceeds from equipment financing arrangements, net of payments, were $1,938,000 and $2,094,000 during the nine months ended September 30, 2007 and 2006, respectively.
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
In August 2006, we entered into an agreement to lease 65,604 square feet for office, laboratory and manufacturing facilities in Mountain View, California. The lease agreement included provisions to reimburse us for up to $8.3 million of tenant improvements made by us. In May 2007, we amended the

Mountain View lease agreement to lease an additional facility with a total of 41,290 square feet, which the Company will occupy in two stages, 21,956 square feet immediately, and the remaining 19,334 square feet on or about June 1, 2008. The lease amendment included provisions to reimburse us for up to $1.0 million of tenant improvements made by us. Lease payments on the additional Mountain View space will commence on January 1, 2008. In August 2007, we amended the lease to provide us with up to an additional $6.6 million of reimbursements for tenant improvements made by us. Under the terms of the amendment, minimum monthly payments will be increased for any reimbursements received by the Company. The increased lease payment periods will cover a period of 5 years for $2 million of the reimbursement, seven years for $2 million of the reimbursement and the remaining term of the lease agreement for $2.6 million of the reimbursement The agreement for the two buildings has an initial termination date of March 31, 2018 and includes two options to extend the lease, each for a period of five years.
We finance a portion of our equipment purchases through various equipment financing agreements. Under the agreements, equipment advances are to be repaid in 36 to 48 monthly installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasuries of comparable maturities and ranges from 9.2% to 10.6%. The equipment purchased under the equipment financing agreement is pledged as security.
In October 2005, we entered into a development agreement with Autoliv ASP, Inc. for the development of heat packages that can be incorporated into our proprietary single dose drug delivery device. Under the terms of the development agreement, both we and Autoliv have agreed to contribute $2,500,000 each toward the development efforts. Our contribution will have totaled approximately $1,750,000 for the purchases of equipment and $750,000 for co-development efforts. All equipment purchased by us under this agreement is owned by us and included on our balance sheet. As of September 30, 2007, we have purchased all of the equipment required under the agreement.
The Company’s future contractual payments, including interest, are as follows (in thousands):

	Operating	Equipment
	Lease	Financing	Autoliv
	Agreements	Obligations	Agreement	Total
2007 - Remaining 3 Months	$1,099	$1,241	$83	$2,423
2008	3,940	4,964	83	8,987
2009	4,157	3,989	—	8,146
2010	4,414	1,583	—	5,997
2011	4,536	255	—	4,791
Thereafter	30,166	—	—	30,166

Total	$48,312	$12,032	$166	$60,510

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
See Note 2 to the Condensed Consolidated Financial Statements for further information regarding the SFAS 123R disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of September 30, 2007, we had cash, cash equivalents and marketable securities of $80.4 million and investments held by Symphony Allegro of $42.2 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $31.9 million for the nine months ended September 30, 2007 and $41.8 million, $32.4 million and $16.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of September 30, 2007, we had a deficit accumulated during development stage of $150.9 million. We expect our expenses to increase as we continue our existing and planned preclinical studies and clinical trials, expand research and development efforts, expand our manufacturing development efforts, relocate our main operations, complete construction on a current good manufacturing practice compliant pilot facility, and continue to add the necessary infrastructure to support our operations as a public company. As a result, we expect to incur substantial and increasing net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not yet commenced Phase 3 clinical trials for any of our product candidates. Each of our product candidates is at an early stage of development and will be unsuccessful if it:
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
We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic partnerships or licensing arrangements, as well as interest income earned on cash and marketable securities balances and proceeds from stock option exercises and purchases under our Employee Stock Purchase Plan. Any financing transaction may contain unfavorable terms. If we raise additional funds by issuing equity securities, our stockholders’ equity will be diluted. If we raise additional funds through strategic partnerships, we may be required to relinquish rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us.

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
Device failure rates higher than we anticipate may result in clinical trials that do not meet their specific efficacy endpoints. We experienced a 3% device failure rate in our Phase 2a clinical trial of AZ-001, which caused some of the results to be not statistically significant. We experienced a device failure rate in our Phase 2b clinical trial of AZ-001 of less than 1%. Device failures or improper device use by patients may impact the results of future trials. The design of our clinical trials is based on many assumptions about the expected effect of our product candidates, and if those assumptions prove incorrect, the clinical trials may not produce statistically significant results. In addition, because we are developing AZ-002 for a novel indication, and may develop future product candidates for other novel indications, and because our Staccato technology is not similar to other approved drug delivery methods, there is no clear precedent for the application of detailed regulatory requirements to our product candidates. We cannot assure you that the design of, or data collected from, the clinical trials of our product candidates will be sufficient to support the FDA and foreign regulatory approvals.
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
A key element of our business strategy is our intent to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates. In December 2006, we entered into such a development relationship with Symphony Allegro. We intend to enter into additional strategic partnerships with third parties to develop and commercialize our product candidates that are intended for larger markets, and we may enter into strategic partnerships for product candidates that are targeted toward specialty markets. We believe the effective commercialization of AZ-001 and AZ-003 will require a large, sophisticated sales and marketing organization. We have completed a Phase 1 clinical trial of AZ-003, and we plan no additional development of AZ-003 unless and until we secure a partner to support continued drug and device development. To date, other than Symphony Allegro, we have not entered into any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate additional strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.
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
We anticipate that, if approved, AZ-003 would compete with some of the available forms of fentanyl, including injectable fentanyl, oral transmucosal fentanyl formulations and ionophoretic transdermal delivery of fentanyl. We are also aware of at least 20 products in Phase 2 and Phase 3 development for acute pain, five of which are fentanyl products. Two of these fentanyl products are inhaled versions. In addition, if approved, AZ-003 would compete with various generic opioid drugs, such as oxycodone, hydrocodone and morphine, or combination products including one or more of such drugs.

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
Of this amount, $3.5 million was paid in underwriting discounts and commissions, and an additional $2.2 million of expenses were incurred, of which $1.1 million and $1.1 million were incurred during the fiscal years ended December 31, 2006 and 2005, respectively. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. As of September 30, 2007, we had applied the aggregate net proceeds of $44.9 million from our initial public offering as follows:
•	approximately $30.5 million was used for working capital; and

•	the remainder of the net proceeds from the offering, approximately $14.4 million, remain invested in cash, cash equivalents and marketable securities.
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
Of this amount, $4.2 million was paid in underwriting discounts and commissions, and an additional $0.5 million of expenses were incurred. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. As of September 30,

2007, the aggregate net proceeds of $66.0 million from our public offering remained invested in cash, cash equivalents and marketable securities.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None.
Item 6. Exhibits

3.5	Amended and Restated Certificate of Incorporation. (1)

3.6	Amended and Restated Bylaws. (1)

3.7	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

10.35	Second Amendment to Lease Agreement between Britannia Hacienda VIII, LLC and the Registrant dated August 28, 2007.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to exhibit to our Annual Report on Form 10-K/A filed on April 10, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alexza Pharmaceuticals, Inc.
(Registrant)
November 1, 2007	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

November 1, 2007	/s/ August J. Moretti
August J. Moretti
Senior Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)