Form 10-K
period 2007-12-31
Alexza Pharmaceuticals Inc.
filed 2008-03-17
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
For Annual and Transition Reports Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-51820

Alexza Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0567768 (I.R.S. Employer Identification Number)

2091 Stierlin Court
Mountain View, California 94043
(Address of Principal Executive Offices including Zip Code)

Registrant’s telephone number, including area code:
(650) 944-7000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendments to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $193,805,928 based on the closing sale price of the Registrant’s common stock on The NASDAQ Global Market on June 30, 2007. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of March 1, 2008 was 31,156,728.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding the following: the implications of interim or final results of our clinical trials, the progress and timing of our research programs, including clinical testing, our anticipated timing for filing additional Investigational New Drug Applications with the United States Food and Drug Administration, the initiation or completion of Phase 1, Phase 2 or Phase 3 clinical testing for any of our product candidates, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates using the Staccato system, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

We are an emerging specialty pharmaceutical company focused on the development and commercialization of novel, proprietary products for the treatment of acute and intermittent conditions. We currently have six product candidates in clinical development. Our technology, the Staccato system, vaporizes excipient-free drugs to form condensation aerosols that, when inhaled, allows for rapid systemic drug delivery. Because of the particle size of the aerosol, the drug is quickly absorbed through the deep lung into the bloodstream, providing speed of therapeutic onset that is comparable to intravenous, or IV, administration but with greater ease, patient comfort and convenience.

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

Our clinical-stage product candidates are:

•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the treatment of acute agitation in patients with schizophrenia or bi-polar disorder. In March 2007, we announced positive initial results from a multi-center, randomized, double-blind, placebo-controlled Phase 2a clinical trial in 129 patients in an in-patient clinical setting. The 10 mg dose of AZ-004 met the primary endpoint of the clinical trial, which was a statistically significant reduction in the measure of agitation from baseline to the 2-hour post-dose time point, as compared to placebo. The 10 mg dose of AZ-004 also exhibited a rapid onset of effect, with a statistically-significant improvement in the PANSS (Positive and Negative Symptom Scale) Excited Component (PEC) scores at 20 minutes post-dose, as compared to placebo. The effectiveness of the 10 mg dose was sustained throughout the 24-hour study period, as compared to placebo. The 5 mg dose failed to achieve statistical significance. In February 2008 we initiated a Phase 3 clinical trial that is designed to enroll approximately 300 schizophrenic patients with acute agitation at 25 U.S. clinical centers. The trial is an in-clinic, multi-center, randomized, double-blind, placebo-controlled study and will test AZ-004 at two dose levels, 5 and 10 mg. Patients may receive up to 3 doses of study drug in a 24-hour period, depending on their clinical status. The primary endpoint for the study is the change from baseline in the PEC score, measured at 2 hours after the first dose. Various assessments of a patient’s agitation state will be conducted at serial time points using standard agitation scales over the first 4-hour post-dose time period, with follow-up assessments at the end of the 24-hour study period. Side effects will be recorded throughout the 24-hour period. A second Phase 3 clinical trial is projected to begin in the third quarter of 2008. The design of the second study will be similar to the first trial, except that the patient population will be patients with bipolar disease. AZ-004 has been licensed to Symphony Allegro, Inc., or Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-001 (Staccato prochlorperazine). We are developing AZ-001 to treat patients suffering from acute migraine headaches. In March 2007, we announced positive initial results from an outpatient, multi-center, randomized, double blind, placebo-controlled Phase 2b clinical trial of AZ-001 in 400 migraine patients. All three doses of AZ-001 (5, 7.5 and 10 mg) met the primary endpoint of statistically significant pain relief 2-hours post-dose using the IHS (International Headache Society) 4-point headache pain rating scale, compared to placebo. In the two highest doses studied, AZ-001 also showed a statistically-significant difference in achieving a pain-free response at two hours, as compared with placebo. AZ-001 demonstrated rapid onset of pain relief, with statistically significant pain response in 15 minutes for the 7.5 mg dose and statistically-significant pain responses for all three doses at 30 minutes. AZ-001 also showed a sustained pain-free response, where a patient has a pain score of 0, or “no” headache, with statistically-significant elimination of pain at 24 hours post-dose at the two highest studied doses. Survival analysis for nausea, photophobia and phonophobia over the 2-hour period post-dose showed a statistically significant difference, compared to placebo. In December 2007, we completed enrollment of a thorough QT clinical trial, in which two doses of AZ-001 (5 and 10 mg) were compared to active control and to placebo. The purpose of a thorough QT study is to determine a drugs effect on cardiac rhythms. With > 40 subjects per treatment condition, we found that the active control, moxyfloxacin, produced a positive QT/QTc signal that verified the sensitivity of the clinical study. Based on a preliminary analysis of the data from the study, neither of the doses of AZ-001 produced a QT/QTc prolongation that would suggest an increased risk of cardiac arrhythmia.

•	AZ-104 (Staccato loxapine). We are developing AZ-104 to treat patients suffering from acute migraine headaches. AZ-104 is a lower dose version of AZ-004. In March 2008, we announced initial results of an in-clinic, multi-center randomized, double-blind, single administration, placebo controlled Phase 2a proof-of-concept clinical trial in 168 migraine patients with or without aura. Three doses of AZ-104 (1.25, 2.5 and 5 mg) were evaluated against placebo in the clinical trial. Using the IHS) 4-point rating scale, the primary efficacy endpoint was pain-relief response at 2 hours post-administration. AZ-104 met the primary efficacy endpoint of the clinical trial for the two highest doses of the drug compared to placebo. Statistically significant improvements in pain response were observed in 76.7% of patients at the 5 mg dose (p= 0.02), 79.1% of patients at the 2.5 mg dose (p = 0.01) and 67.4% of patients at the 1.25 mg dose (p = 0.18), compared to 51.3% of patients receiving placebo. Using survival analysis for pain relief response, all three dose groups were statistically superior (p < .05) to placebo during the 4-hour post-treatment time period that the patients remained in the clinic. AZ-104 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-002 (Staccato alprazolam). We are developing AZ-002 for the acute treatment of panic attacks associated with panic disorder. In April 2006, we initiated an in-clinic, single-center, double-blind, placebo-controlled, Phase 2a proof-of-concept clinical trial in patients with panic disorder. As a result of observing greater than expected levels of sedation in the first two patients enrolled in the trial, we reduced the dose of AZ-002, modified the AZ-002 device, added an open-label portion to the clinical protocol, manufactured and released new clinical trial materials for the trial, and added two additional study sites to the study group. In April 2007, we re-initiated dosing in the 42 patient clinical trial with a lower dose of AZ-002. We have completed the open-label, lead-in segment of the clinical trial, identifying the 1 mg AZ-002 dose as an acceptable dose in terms of its safety and efficacy profile, and have initiated the randomized, double blind, placebo-controlled segment of the clinical trial. We expect to complete enrollment of this trial in the second quarter of 2008. AZ-002 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-003 (Staccato fentanyl). We are jointly developing AZ-003 with Endo Pharmaceuticals Inc., or Endo, for the treatment of breakthrough pain in cancer and non-cancer patients. Endo is responsible for regulatory, pre-clinical and clinical development, and for commercializing the product in North America. We are responsible for the development of the Staccato Electric Multiple Dose device and we have the exclusive right to manufacture the product for clinical development and commercial supply.

•	AZ-007 (Staccato zaleplon). We are developing AZ-007 for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. We filed an Investigational New Drug application, or IND, in December 2007. In February 2008, we initiated a Phase 1 clinical trial that enrolled 40 healthy volunteers at a single site. The purpose of this trial is to assess the safety, tolerability and pharmacokinetic parameters of a single dose of AZ-007. Using a double blind, randomized trial design, four doses of AZ-007 (ranging from 0.5 to 4.0 mg) are being compared to placebo. We expect to report initial results of this trial in the second quarter of 2008.

In order for us to initiate a clinical development program, a drug compound must exhibit technical feasibility with our Staccato system and also have the potential to serve an important unmet medical need in a large patient population. We believe that, with the current development status of our single dose device, the inherent advantages of our Staccato system will enable us to move a compound from initial screening through filing of an IND in 12 to 18 months.

On December 1, 2006 we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC and other investors have invested $50 million to form Symphony Allegro to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these two product candidates. We continue to be primarily responsible for the development of these two product candidates in accordance with a development plan and related development budgets. Pursuant to the agreements, we have received an exclusive purchase option that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Symphony Allegro, and reacquire the intellectual property rights that we licensed to Symphony Allegro. This purchase option is exercisable at predetermined prices between December 1, 2007 and December 1, 2010. The purchase option exercise price may be paid for in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the purchase option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes. Pursuant to a warrant purchase agreement, we issued to Symphony Allegro Holdings, LLC a warrant with a five-year term to purchase 2,000,000 shares of our common stock at $9.91 per share, also paid a transaction structuring fee of $2.5 million, and reimbursed approximately $329,000 of Symphony Allegro transaction expenses.

On December 27, 2007, we entered into a license, development and supply agreement, or the license agreement, with Endo for AZ-003 (Staccato fentanyl) and the fentanyl class of molecules for North America. Under the terms of the license agreement, Endo paid us an upfront fee of $10 million, and will pay potential additional milestone payments of up to $40 million upon achievement of predetermined regulatory and clinical milestones. Endo will also pay undisclosed royalties to us on net sales of the product, from which we will pay for the cost of goods for the manufacture of the commercial version of the product. We have primary responsibility for the development and costs of the Staccato Electronic Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. Endo has responsibility for future pre-clinical, clinical and regulatory development, and, if AZ-003 is approved for marketing, for commercializing the product in North America. Each party will be responsible for all internal costs and expenses incurred related to the respective area of responsibility. Generally speaking, each party will also be responsible for external development costs incurred related to the respective area of responsibility, but we agreed to pay certain external development costs incurred by Endo in excess of an agreed upon threshold, with a maximum expense to us of $20 million. We retain all rights outside of North America. Endo has the right to terminate the license agreement on 90 days written notice. Upon such termination, all rights to the product, including regulatory filings, data and clinical and non-clinical data for use with the product will revert to us.

We have retained all other rights to our product candidates and the Staccato system. We plan to build a United States-based specialty sales force to commercialize our product candidates which are approved for marketing and which are intended for psychiatric markets. We plan to enter into strategic partnerships with other companies to commercialize products that are intended for certain markets in the United States and for all of our product candidates in geographic territories outside the United States.

Market Opportunity for Acute and Intermittent Conditions

Acute and intermittent medical conditions are characterized by a rapid onset of symptoms that are temporary and severe, and that occur at irregular intervals, unlike the symptoms of chronic medical conditions that continue at a relatively constant level over time. Approved drugs for the treatment of many acute and intermittent conditions, such as antipsychotics to treat agitation, triptans to treat migraine headaches and benzodiazepines to treat anxiety, are typically delivered either in tablets or by injections. Traditional inhalation technologies are also being developed to treat these conditions. These delivery methods have the following advantages and disadvantages:

•	Oral Tablets. Oral tablets or capsules are convenient and cost effective, but they generally do not provide rapid onset of action. Oral tablets may require at least one to four hours to achieve peak plasma levels. Also, some drugs, if administered as a tablet or capsule, do not achieve adequate or consistent bioavailability due to the degradation of the drug by the stomach or liver or inability to be absorbed into the bloodstream.

•	Injections. IV injections provide a rapid onset of action and can sometimes be used to titrate potent drugs with very rapid changes in effect. Titration refers to the ability of a patient to self-administer an initial dose of medication and then determine if the medication is effective; if the medication is effective no further dosing is required. However, if the medication is not yet effective, the patient can administer another dose and repeat this process until the patient determines that the medication has had an adequate effect. However, IV injections generally are administered by trained medical personnel in a medical care setting. Other forms of injections result in an onset of action that is generally substantially slower than IV injection, although often faster than oral administration. All forms of injections are invasive, can be painful to some patients and are often expensive. In addition, many drugs are not water soluble and can be difficult to formulate in an injectable form.

•	Traditional Inhalation. Traditional dry powder and aerosolized inhalation delivery systems have been designed and used primarily for local delivery of drugs to the respiratory airways, not to the deep lung for rapid systemic drug delivery. Certain recent variants of these systems, however, can provide systemic delivery of drugs, either for the purpose of rapid onset of action or to enable noninvasive delivery of drugs that are not orally bioavailable. Nevertheless, many of these systems have difficulty in generating appropriate drug particle sizes or consistent emitted doses for deep lung delivery. To achieve appropriate drug particle sizes and consistent emitted doses, most traditional inhalation systems require the use of excipients and additives such as detergents, stabilizers and solvents, which may potentially cause toxicity or allergic reactions. Many traditional inhalation devices require patient coordination to deliver the correct drug dose, leading to potentially wide variations in the drug delivered to a patient.

As a result of these limitations, we believe there is a significant unmet medical and patient need for products for the treatment of acute and intermittent conditions that can be delivered in precise amounts, provide rapid therapeutic onset, and are noninvasive and easy to use.

Our Solution: Staccato System

Our Staccato system rapidly vaporizes an excipient-free drug compound to form a proprietary condensation aerosol that is inhaled and rapidly achieves systemic blood circulation via deep lung absorption. The Staccato system consistently creates aerosol particles averaging one to three and one-half microns in size, which is the most appropriate size for deep lung inhalation and absorption into the bloodstream.

We believe our Staccato system matches delivery characteristics and product attributes to patient needs for acute and intermittent conditions, and also has the following advantages:

•	Rapid Onset. The aerosol produced with the Staccato system is designed to be rapidly absorbed through the deep lung with a speed of therapeutic onset comparable to an IV injection, generally achieving peak plasma levels of drug in two to five minutes.

•	Ease of Use. The Staccato system is breath actuated, and a patient simply inhales to administer the drug dose. Unlike injections, the Staccato system is noninvasive and does not require caregiver assistance. The aerosol produced with the Staccato system is relatively insensitive to patient inhalation rates. Unlike many other inhalation technologies, the patient does not need to learn a special breathing pattern. In addition, the Staccato device is small and easily portable.

•	Consistent Particle Size and Dose. The Staccato system uses rapid heating of the drug film to create consistent and appropriate particle sizes for deep lung inhalation and absorption into the bloodstream. The Staccato system also produces a consistent high emitted dose, regardless of the patient’s breathing pattern.

•	Broad Applicability. We have screened over 400 drugs, and approximately 200 have exhibited initial vaporization feasibility using our Staccato system. The Staccato system can deliver both water soluble and water insoluble drugs and eliminates the need for excipient and additives such as detergents, stabilizers and solvents, avoiding the side effects that may be associated with the excipient or additives.

•	Design Flexibility. The Staccato system can incorporate lockout and multiple dose features, potentially enhancing safety, convenience of patient titration and a variety of administration regimens.

Drug Candidates Based on the Staccato System

We combine small molecule drugs with our Staccato system to create proprietary product candidates. We believe that the drugs we are currently using are no longer eligible for patent protection as chemical entities or have their patent protection expiring in the next several years. These drugs have been widely used, and we believe their biological activity and safety are well understood and characterized. We have received composition of matter patent protection on the Staccato aerosolized forms of these drugs. We also intend to collaborate with pharmaceutical companies to develop new chemical entities, including compounds that might otherwise not be suitable for development because of limitations of traditional delivery methods.

Staccato System

Our product candidates employing Staccato system consist of three core components: (1) a heat source that includes an inert metal substrate; (2) a thin film of an excipient-free drug compound (also known as an active pharmaceutical ingredient, or API), coated on the substrate; and (3) an airway through which the patient inhales. The left panel of the illustration below depicts these core components prior to patient inhalation.

The right panel of the illustration below depicts the Staccato system during patient inhalation: (1) the heated substrate has reached peak temperature in less than one half second after the start of patient inhalation; (2) the thin drug film has been vaporized; and (3) the drug vapor has subsequently cooled and condensed into excipient-free drug aerosol particles that are being drawn into the patient’s lungs. The entire Staccato system actuation occurs in less than one second.

Five of our product candidates, AZ-004, AZ-001, AZ-002 AZ-104 and AZ-007, use the same disposable, single dose delivery device. The single dose delivery device consists of a metal substrate that is chemically heated through a battery-initiated reaction of energetic materials. In the current design, the heat package can be coated with up to 10 milligrams of API. The device is portable and easy to carry, with dimensions of approximately three inches in length, two inches in width, and three quarters of an inch in thickness. The device weighs approximately one ounce. A diagram of the single dose delivery device is shown below:

AZ-003 uses a multiple dose delivery device consisting of a reusable controller and a disposable dose cartridge. We have designed the multiple dose delivery device to meet the specific needs of our AZ-003 product candidate. The dose cartridge currently contains 25 separate metal substrates, each coated with the API, which rapidly heat upon application of electric current from the controller. In the current design, 25 micrograms of drug compound are coated on each metal substrate. The device is portable and easy to carry, with dimensions of approximately five inches in length, two and one-half inches in width and one inch in thickness. The controller weighs approximately four ounces, and the dose cartridge weighs approximately one ounce.

We continue to undertake research and development efforts to improve commercial manufacturability of our single dose device and to develop future generations of the Staccato technology.

Our Pipeline

As indicated below, we have one product candidate in Phase 3 clinical testing, one product candidate that has completed Phase 2 clinical testing, two product candidates in Phase 2 clinical testing, and two product candidates in Phase 1 clinical testing.

Alexza
Commercial
Product Candidate	API	Target Indication	Status	Rights

AZ-004	Loxapine	Acute agitation in schizophrenia or bi-polar disorder patients	Phase 3	Out-licensed with exclusive repurchase option*

AZ-001	Prochlorperazine	Migraine headaches	Completed Phase 2	Worldwide

AZ-002	Alprazolam	Panic attacks	Phase 2	Out-licensed with exclusive repurchase option*

AZ-104	Loxapine	Migraine headaches	Phase 2	Out-licensed with exclusive repurchase option*

AZ-003	Fentanyl	Acute pain	Phase 1	Out-licensed North American commercialization rights**

AZ-007	Zaleplon	Insomnia	Phase 1	Worldwide

*	Licensed to Symphony Allegro

**	Licensed to Endo

ACUTE AGITATION PROGRAM: AZ-004 (Staccato loxapine)

We are developing AZ-004 (Staccato loxapine) for the treatment of acute agitation in patients with schizophrenia or patients with bipolar disorder. Acute agitation, characterized by unpleasant arousal, tension, irritability and hostility, is one of the most common and severe symptoms of many major psychiatric disorders, including schizophrenia and bipolar disorder. According to the National Institute of Mental Health (NIMH), schizophrenia afflicts about 6.0 million adults in the United States and bipolar disease affects about 5.7 million American adults. We believe over 90% of these patients will experience agitation during their lifetime and that about 70% of those who experience agitation will have one to six episodes per year. Agitated patients are often treated in an emergency room setting, and are also treated as in-patients in psychiatric hospitals or psychiatric units in standard hospitals. We believe physicians currently treat acute agitation with intramuscular (IM) injections, rapid-dissolve tablets or standard tablets. IM injections are invasive, can be disconcerting to patients as they often require the use of restraints, and can be dangerous to the medical personnel while they attempt to inject the patient. IM injections can also take up to 60 minutes to work. Oral tablets provide convenience of dosing alternatives and have a slower onset of action. Market research among physicians has identified speed of onset as an important factor that affects their choice of therapy for treating acute agitation. We believe that many patients with schizophrenia or bipolar disorder disease can make informed decisions regarding their treatment in an acute agitative state and would prefer a rapid-acting, noninvasive treatment. We believe there is a significant unmet medical need for an acute agitation treatment option that will provide a fast onset of effect, that is noninvasive and safer to administer, and that allows patients to be active participants in choosing acceptable treatment options for themselves.

The API of AZ-004 is loxapine, a generic drug belonging to the class of drugs known as antipsychotics. Loxapine is currently approved in oral and injectable (intramuscular only) formulations in the United States for the management of the manifestations of schizophrenia.

Development Status

Clinical Trials

Phase 3 Clinical Program

In February 2008 we initiated a Phase 3 clinical trial that is designed to enroll approximately 300 schizophrenic patients with acute agitation at 25 U.S. clinical centers. The trial is an in-clinic, multi-center, randomized, double-blind, placebo-controlled study and will test AZ-004 at two dose levels, 5 and 10 mg. Patients may receive up to 3 doses of study drug in a 24-hour period, depending on their clinical status. The primary endpoint for the study is the change from baseline in the PEC score, measured at 2 hours after the first dose. Various assessments of a patient’s agitation state will be conducted at serial time points using standard agitation scales over the first 4-hour post-dose time period, with follow-up assessments at the end of the 24-hour study period. Side effects will be recorded throughout the 24-hour period. A second Phase 3 clinical trial is projected to begin in the third quarter of 2008. The design of the second study will be similar to the first trial, except that the patient population will be patients with bipolar disease.

In March 2007, we reported initial results of a Phase 2a clinical trial of AZ-004. The Phase 2a clinical trial was designed as a multi-center, randomized, double-blind, placebo-controlled study of 129 patients in an in-patient clinical setting. In the trial, two doses of AZ-004 (Staccato loxapine in 5 and 10 mg doses) and placebo (Staccato device containing no drug) were tested. The primary aim of the clinical trial was to assess the safety and efficacy of a single dose of AZ-004 in acutely treating agitation in schizophrenic patients. Assessments of a patient’s agitation state were conducted at serial time points using both standard agitation scales and objective measures of patient’s movement over a 4-hour period, with follow-up assessments for the next 20 hours. The change in the PEC score at the 2-hour post-dose time point was the primary efficacy measure for the clinical study. All results were considered statistically significant at the p < 0.05 level and all analyses were made on an intent-to-treat basis. Side effects were recorded throughout the clinical trial study period.

Primary Efficacy Endpoint.  The 10 mg dose of AZ-004 met the primary endpoint of the clinical trial, showing a statistically significant improvement, compared to placebo. The 5 mg dose of AZ-004 did not achieve statistical significance, compared to placebo.

PEC Scores (Mean Values)

	Baseline	2-hour Post-
Study Arms	Mean	Dose Mean	Significance

10 mg AZ-004	17.3	8.8	p=0.0002
5 mg AZ-004	17.6	10.8	p=0.088
Placebo	17.7	12.7	na

Note:  na = not applicable

Additional Efficacy Variables.  The 10 mg dose of AZ-004 also exhibited a rapid onset of effect. At 10 minutes post-dose, the 10 mg dose exhibited an improvement in symptoms and at 20 minutes post-dose, the 10 mg dose showed statistically significant improvement in the PEC scores, compared to placebo. The effectiveness of the 10 mg dose was sustained throughout the 24-hour study period, compared to placebo.

Using the Behavioral Activity Rating Scale (BARS), the 10 mg dose of AZ-004 showed statistically significant improvement, compared to placebo, beginning at 30 minutes. This response was sustained throughout the 24-hour study period, compared to placebo.

Clinical Global Impression-Severity (CGI-S) scale ratings to measure agitation were completed at baseline, immediately prior to AZ-004 administration. At the 2-hour post-dose time point, a Clinical Global Impression-Improvement (CGI-I) evaluation was completed for each patient. Both the 10 mg and the 5 mg doses of AZ-004 showed statistically significant improvements in the CGI-I scale, compared to placebo.

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

Preclinical Studies

Loxapine has been approved for marketing in oral and injectable forms. There are publicly available safety pharmacology, systemic toxicology, carcinogenicity and reproductive toxicology data we will be able to use for our regulatory filings. Therefore, our preclinical development testing is primarily focused on assessing the local tolerability of inhaled loxapine. Our two preclinical inhalation toxicology studies with loxapine have indicated that it was generally well tolerated. We continue to generate the preclinical data that will be required to submit a New Drug Application, or NDA, for AZ-004.

MIGRAINE HEADACHE PROGRAM: AZ-001 (Staccato procholoperazine) and AZ-104 (Staccato loxapine)

We are developing AZ-001 (Staccato prochlorperazine) and AZ-104 (Staccato loxapine) for the treatment of acute migraine headaches. Although there are numerous products available for the treatment of migraines, including simple analgesics such as aspirin and acetaminophen, and nonsteroidal anti-inflammatory drugs such as ibuprofen and naproxen, the prescription market is dominated by a class of orally administered medications commonly known as triptans.

According to the National Headache Foundation, approximately 13 million people in the United States have been diagnosed with migraine headaches and are treated with prescription medications. Acute migraine headaches occur often, usually one to four times a month. Of the estimated 29.5 million migraine sufferers (including diagnosed and undiagnosed sufferers), there are at least two groups of potential patients for whom we believe AZ-001 and AZ-104 could be effective and safe in comparison to triptans. Many migraine sufferers who do take triptans have an insufficient therapeutic response to these medications. In addition, according to the warning labels on triptans, patients with hypertension or high cholesterol, or who smoke cigarettes, are contraindicated for and should not take these medications due to potential cardiovascular and cerebrovascular health risks.

AZ-001 (Staccato prochlorperazine)

The API of AZ-001 is prochlorperazine, a generic drug belonging to the class of drugs known as phenothiazines. Prochlorperazine is currently approved in oral, injectable and suppository formulations in the United States for the treatment of several indications, including nausea and vomiting. In several published clinical studies, 10 mg of prochlorperazine administered intravenously demonstrated effective relief of migraine pain. Prochlorperazine is often administered intravenously to patients with severe migraine headaches who come to emergency departments or migraine treatment clinics. We believe the combination of prochlorperazine with our Staccato system could potentially result in a speed of therapeutic onset advantage over oral tablets and a convenience and comfort advantage over injections. In addition, AZ-001 may be appropriate for patients who do not achieve effective relief with triptans or cannot take triptans due to the cardiovascular risk sometimes associated with the administration of triptans. For patients who do not obtain adequate relief from current migraine therapies, AZ-001 may offer a new anti-migraine mechanism of action.

Development Status

Clinical Trials

We reported initial results of a Phase 2b clinical trial in March 2007. The AZ-001 Phase 2b clinical trial was an outpatient, multi-center, randomized, double blind, placebo-controlled study. The study was designed to evaluate the treatment of a single migraine attack in each of approximately 400 migraine patients, with and without aura. In the trial, three doses of AZ-001 (Staccato prochlorperazine in 5, 7.5 and 10 mg doses) and placebo (a Staccato device containing no drug) were tested, with 100 patients assigned to each treatment group. The primary efficacy endpoint for the trial was headache pain relief at 2-hours post-dose, as defined by the IHS 4-point headache pain rating scale. Secondary efficacy endpoints for the trial included various additional measurements of pain relief, as well as effects on nausea, vomiting, phonophobia and photophobia. The clinical trial study period was 24 hours post dosing for each patient. All results were considered statistically significant at the p < 0.05 level, and all analyses were made on an intent-to-treat basis. Side effects were recorded throughout the clinical trial study period, and a safety evaluation was made at each patient’s closeout visit.

Primary Efficacy Endpoint.  AZ-001 met the primary efficacy endpoint of the clinical trial, which was pain relief at 2-hours post-dose using the IHS 4-point headache pain rating scale, for all three doses of the drug compared to placebo. Statistically significant improvements in pain response were observed in 66.0% of patients at the 10 mg dose (p=0.0013), 63.7% of patients at the 7.5 mg dose (p=0.0046) and 60.2% of patients at the 5 mg dose (p=0.0076), compared to 40.8% of patients receiving placebo.

Additional Efficacy Endpoints.  Another measure of efficacy was the achievement of a pain-free response at 2 hours, where a patient has a pain score of 0, or “no”, headache pain at the 2-hours post-dose time point. In the trial, AZ-001 showed statistically significant differences from placebo in this measure with 35.0% of patients who received the 10 mg dose achieving pain-free status (p=0.0019) and 29.7% of patients who received the 7.5 mg dose achieving pain-free status (p=0.0226). Patients receiving the 5 mg dose (21.4%) did not achieve a statistically significant pain-free response, compared to placebo. The rate of pain-free response at 2 hours in patients receiving placebo was 15.3%.

We believe duration of efficacy is an important consideration in developing migraine therapeutics. A commonly used measure of duration of efficacy is the sustained pain-free response, whereby a patient reports a pain-free score at the 2-hour post-dose time point and remains pain-free for the remainder of the study period (through 24 hours). The 10.0 mg and 7.5 mg doses of AZ-001 showed statistically-significant differences in sustained pain-free response, compared to placebo. Sustained pain-free outcomes through 24 hours were observed in 30.1% and 23.1% of patients in the 10.0 mg and 7.5 mg dose groups, respectively. The placebo group exhibited a sustained pain-free response in 10.2% of patients.

AZ-001 exhibited rapid onset of pain relief. The 7.5 mg dose showed statistically significant pain response, compared to placebo, at 15 minutes (p=0.016). At 30 minutes, all three doses of AZ-001 showed statistically significant pain response, compared to placebo; 10 mg (p=0.0056), 7.5 mg (p=0.0003) and 5 mg (p=0.0056).

Symptom management is an important consideration in the overall efficacy of a migraine therapy. Important symptoms to be managed in migraine patients are nausea, vomiting, photophobia (sensitivity to light) and phonophobia (sensitivity to sound). Survival analyses for nausea, photophobia and phonophobia over the 2 hour time period post-dose showed a statistically significant difference, compared to placebo. The total number of patients with vomiting were too few to make conclusions about drug effect.

Safety Evaluations.  Side effects were recorded throughout the clinical trial study period, and a safety evaluation was made at each patient’s closeout visit. There were no serious adverse events reported during the trial. The most common drug-related side effects reported across all three active dose groups in the clinical trial were taste (25 — 33%), throat irritation (18 — 30%), cough (16 — 30%), somnolence (6 — 10%), breathlessness (2 — 9%), and dizziness (0 — 9%). These side effects appeared to be dose related, with a lower incidence and severity of the side effects generally seen at the lower doses of AZ-001.

Preclinical Studies

We have completed several preclinical studies of AZ-001 including inhalation toxicology studies in two animal species, cardiovascular and respiratory safety studies in one species, and in vitro and in vivo studies to assess potential gene mutations. In animal toxicology studies of prochlorperazine aerosols involving prolonged daily dosing, we detected changes to, and increases in the number of, the cells in the upper airway of the test animals. The terms for these changes and increases are “squamous metaplasia” and “hyperplasia,” respectively. We also observed lung inflammation in some animals. Squamous metaplasia and hyperplasia occurred at doses that were substantially greater than those administered in our human clinical trials. In subsequent toxicology studies of AZ-001 involving intermittent dosing, we detected lower incidence and severity of squamous metaplasia and hyperplasia in the upper airway of the test animals compared to the daily dosing results. No lung inflammation was observed with intermittent dosing. We do not expect to observe these events when AZ-001 is delivered intermittently and at proportionately lower doses in future toxicology studies. We continue to conduct toxicology and other preclinical studies, including preliminary studies to prepare for potentially required longer term carcinogenicity studies, to generate the preclinical data that will be required to submit an NDA for AZ-001.

AZ-104 (Staccato loxapine)

We are developing AZ-104 for the treatment of acute migraine headaches. The API of AZ-104 is loxapine, a generic drug belonging to the class of drugs known as antipsychotics. Loxapine is currently approved in oral and injectable (intramuscular only) formulations in the United States for the management of the manifestations of schizophrenia.

Development Status

Clinical Trials

We completed enrollment of a Phase 2a proof-of-concept clinical trial for patients with migraine headache in December 2007 and reported initial results of this trial in February 2008. The Phase 2a clinical trial was an in-clinic, multi-center, randomized, double-blind, single-administration, placebo-controlled study in approximately 160 migraine patients with or without aura. Three doses of AZ-104 (1.25, 2.5 and 5 mg) were evaluated against placebo in the clinical trial. Using the IHS 4-point rating scale, the primary efficacy endpoint was pain-relief response at 2 hours post-administration. Secondary efficacy endpoints for the trial included additional pain response assessments and other symptom assessments at various time points. Safety evaluations were made throughout the clinical trial period.

Primary Efficacy Endpoint.  AZ-104 met the primary efficacy endpoint of the clinical trial for two doses of the drug compared to placebo. Statistically significant improvements in pain response were observed in 76.7% of patients at the 5 mg dose (p = 0.02), 79.1% of patients at the 2.5 mg dose (p = 0.01) and 67.4% of patients at the 1.25 mg dose (p = 0.18), compared to 51.3% of patients receiving placebo. Using survival analysis for pain relief response, all three dose groups were statistically superior (p < 0.05) to placebo during the 4-hour post-treatment time period that the patients remained in the clinic.

	Primary Efficacy Endpoint — Pain Relief at 2-Hous Post-Dose
		Patients
		Achieving		p-value
Treatment	Number of Patients	Pain Relief	Percent Pain Relief	vs. Placebo

Placebo	39	20	51.3%	na
1.25 mg	43	29	67.4%	0.18
2.5 mg	43	34	79.1%	0.01	*
5 mg	43	33	76.7%	0.02	*

*	Statistically significant results

Additional Efficacy Endpoints.  Additional measures of efficacy included the achievement of a pain-free response, in which a patient has a post-dose pain score of 0 (or “no”) headache pain. In the trial, AZ-104 showed statistically significant differences from placebo in this measure at the 2-hour time point with 30% of patients achieving pain-free status at the 2.5 mg dose (p = 0.01) and 28% at the 1.25 mg dose (p = 0.02). While the 5.0 mg dose was numerically superior to placebo with 21% pain-free, this group did not achieve a statistically significant response, compared to placebo (p = 0.12). The rate of pain-free response at 2 hours in patients receiving placebo was 8%. Using survival analysis for pain free response, all three dose groups were statistically superior (p < 0.05) to placebo during the 4-hour post-treatment time period that the patients remained in the clinic.

A commonly used measure of duration of efficacy is the sustained pain-free response, in which a patient reports a pain-free score at the 2-hour post-dose time point and remains pain-free for the remainder of the study period (up to 24 hours). The 2.5 mg dose of AZ-104 showed a statistically significant difference in sustained pain-free response (26%, p = 0.04) compared to placebo (8%). Sustained pain-free outcomes for the 5 mg (16%) and the 1.25 mg (21%) dose groups were not statistically significant.

Important symptoms to be managed in migraine patients are nausea, photophobia (sensitivity to light) and phonophobia (sensitivity to sound). This proof-of-concept trial was not powered to detect differences in these measurements. AZ-104 did exhibit statistically significant improvement in nausea across all dose levels (survival analysis, p = 0.02). Positive trends were observed in the improvement of the other symptoms, but the changes were not statistically significant.

Safety Evaluations.  Side effects were recorded throughout the clinical trial study period. There were no serious adverse events reported during the trial. The most common drug-related side effects (incidence ≥ 5% in at least one drug dose group) reported across the three drug dose groups and placebo are listed in the table below.

	Placebo	1.25 mg	2.5 mg	5 mg
Side Effects	(%)	(%)	(%)	(%)

Dysgeusia	13	19	23	37
Somnolence	13	5	23	23
Fatigue	8	0	7	14
Oral discomfort	3	0	2	7
Dizziness	5	2	7	2
Hypoaesthesia, pharyngeal	0	0	0	7
Throat irritation	0	7	0	0
Dry mouth	5	2	5	5
Hypoaesthesia, oral	0	2	5	2
Attention disturbance	0	5	0	2
Hypotension	3	0	2	5

Preclinical Studies

Loxapine has been approved for marketing in oral and injectable forms. There are publicly available safety pharmacology, systemic toxicology, carcinogenicity and reproductive toxicology data we will be able to use for our regulatory filings. Therefore, our preclinical development testing is primarily focused on assessing the local tolerability of inhaled loxapine. Our two preclinical inhalation toxicology studies with loxapine have indicated that it was generally well tolerated. We continue to conduct toxicology, including extended duration exposure testing, and other preclinical studies to generate the data that will be required to submit an NDA for AZ-104.

PANIC ATTACK PROGRAM: AZ-002 (Staccato alprazolam)

We are developing AZ-002 (Staccato alprazolam) for the acute treatment of panic attacks associated with panic disorder, a condition characterized by the frequent, unpredictable occurrence of panic attacks. Although there are several chronic treatments approved to treat panic disorder, there are currently no approved drugs to acutely treat associated panic attacks. According to the NIMH approximately 6 million people in the United States suffer from panic disorder. Approximately 60% of patients seek treatment for their panic attacks. The current leading treatments for panic disorder are selective serotonin reuptake inhibitors, or SSRIs, taken prophylactically on a daily basis. Clinical literature indicates that approximately 46% of patients suffering from anxiety disorders, including panic disorder, are also prescribed benzodiazepines to take on an “as-needed” basis, indicating a level of ineffective treatment with the SSRIs alone. In addition, patients initiating SSRI drug therapy often take several weeks to experience therapeutic effects and during this time may experience breakthrough panic attacks.

We believe some physicians may generally prescribe benzodiazepines for patients to take as needed, when they feel a panic attack coming on, or during an attack. However, because the symptoms of a panic attack typically have a rapid onset and last less than 30 minutes, we believe oral benzodiazepines often do not work fast enough to provide patients with adequate relief.

The API of AZ-002 is alprazolam, a generic drug belonging to the class of drugs known as benzodiazepines. Alprazolam is currently approved in oral formulations in the United States for use in the management of anxiety disorder, for the short term relief of symptoms of anxiety, for anxiety associated with depression, and for the treatment of panic disorder with or without agoraphobia, or abnormal fear of being in public places. We believe alprazolam is one of the most frequently prescribed psychoactive drugs in the United States. Alprazolam oral tablet formulations are usually prescribed for a short-duration course of therapy of a few days to a few weeks with the goal of reducing the frequency of symptoms of anxiety or panic disorder, including panic attacks. However, the oral tablet formulations are not intended to acutely treat or reduce the severity of panic attacks when they occur. We believe alprazolam’s demonstrated ability to reduce the frequency of panic attacks, coupled with the noninvasive nature and pharmacokinetic, or PK, properties of the aerosolized form of alprazolam produced by our Staccato system, make AZ-002 a viable product candidate for the acute treatment of panic attacks. Pharmacokinetics is the analysis of absorption, distribution, metabolism and excretion of a drug by the body. AZ-002 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

Development Status

Clinical Trials

In April 2006, we initiated a Phase 2a proof-of-concept clinical trial with AZ-002 in patients with panic disorder. The primary aim of the clinical trial is to assess the safety and efficacy of a single dose of AZ-002 in treating a pharmacologically-induced panic attack. Changes in the intensity and the duration of the induced panic attack, using psychological and physiological measurements, are being evaluated at multiple time points during the study. The first two patients dosed in the study exhibited a higher level of sedation than had been observed at the same dose in healthy volunteers in the AZ-002 Phase 1 clinical trial. In consultation with the clinical investigator, we modified the protocol to reduce the dose of AZ-001 and to include an open label lead-in stage of the study in which patient sedation was assessed. To facilitate patient enrollment in the clinical trial, we recruited two additional clinical sites to conduct the study. In April 2007, we re-initiated dosing in the 42 patient clinical trial with a lower dose of AZ-002. We have completed the open-label, lead-in segment of the clinical trial, identifying the 1 mg AZ-002 dose as an acceptable dose in terms of its safety and efficacy profile, and have initiated the randomized, double blind, placebo-controlled segment of the clinical trial. We expect to complete enrollment of this trial in the second quarter of 2008.

In the manufacture of the new dosage strengths required for the amended protocol, a higher variability of the alprazolam emitted dose was observed. Further testing showed that alprazolam aerosols are electrically charged leading to variable deposition on the internal airway housing of the device. We believe this aerosol characteristic is unique to alprazolam, and it has not been observed in our other development product candidates. Consequently, the manufacturing process for AZ-002 was modified to incorporate a conductive airway housing to reduce the effects of the electrically charged aerosol. We have manufactured AZ-002 using the new airway housing, and we believe this change has resolved the aerosol emitted dose variability.

Preclinical Studies

Alprazolam has been approved for marketing in oral tablet form. There are publicly available safety pharmacology, systemic toxicology, carcinogenicity and reproductive toxicology data that we will be able to use for our regulatory filings. Therefore, our preclinical development plan is primarily focused on assessing the local tolerability of inhaled alprazolam. To date, our two preclinical inhalation toxicology studies with inhaled alprazolam have indicated that it is generally well tolerated. We continue to conduct safety assessments, including extended duration exposure testing in toxicology studies, to generate the preclinical data that will be required to submit an NDA for AZ-002.

ACUTE PAIN PROGRAM: AZ-003 (Staccato fentanyl)

We are developing our product candidate AZ-003 (Staccato fentanyl) for the treatment of breakthrough pain in cancer and non-cancer patients. Based on our analysis of industry data and clinical literature, we believe over 25 million postoperative patients experience inadequate pain relief, despite receiving some form of pain management and, according to a three month study on cancer pain by Portenoy and Hagen (1990) and a cross-sectional study on cancer pain by Caraceni (2004), approximately 65% of patients diagnosed with cancer pain experience breakthrough cancer pain. A patient controlled analgesia, or PCA, IV pump is often used directly after surgery so the patient can achieve quick pain relief as needed. The PCA pump approach generally works well, but typically requires patients to remain in the hospital with an IV line in place. Physicians generally treat cancer pain using a combination of a chronic, long-acting drug and an acute or rapid acting drug for breakthrough pain. Treating a breakthrough pain episode with an oral medication is difficult due to the slow onset of therapeutic effect. However, patients usually also find more invasive, injectable treatments undesirable. Based on preclinical testing and the results of our Phase 1 clinical trial, we believe the PK of fentanyl delivered using a Staccato system will be similar to the PK of IV fentanyl administration. We believe many patients would benefit from a noninvasive but fast acting therapy that allows them to titrate the amount of pain medication to the amount of pain relief required.

In December 2007, we entered into a license and development agreement with Endo, for development of AZ-003 and the fentanyl class of molecules in North America. In the partnership, we have primary responsibility for the development of the Staccato Electric Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. Endo has primary responsibility for regulatory, pre-clinical and clinical development, and for commercializing the product in North America.

The API of AZ-003 is fentanyl, a generic drug belonging to the class of drugs known as opioid analgesics. Fentanyl is currently approved in three different formulations in the United States for the management of various types of pain: injectable, transmucosal, which deliver drugs through the mucous membranes of the mouth or nose, and transdermal, which deliver drug through the skin. Since the Staccato system can incorporate lockout and multiple dose features, we believe that AZ-003 will facilitate patient titration to the minimum effective drug dose in a safe, convenient, easy to use and simple delivery system. In addition, we believe the incorporation of patient lockout features may be a significant safety advantage and has the potential to prevent diversion, or use by individuals who have not been prescribed the drug.

Development Status

Clinical Studies

We completed the initial analysis of the top-line results of our Phase 1 clinical trial with AZ-003 in December 2006. The primary aims of the Phase 1 clinical trial were to evaluate the arterial PK and absolute bioavailability for AZ-003 by comparing the AZ-003 profile to that of IV fentanyl, and to examine the pharmacodynamics, tolerability and safety of AZ-003 in opioid naive healthy subjects. The trial enrolled 50 subjects and was conducted at a single clinical center in two stages. Stage 1 of the protocol was an open-label, crossover comparison of a 25 g dose of AZ-003 by a single inhalation and the same dose of fentanyl administered intravenously over five seconds. Stage 2 of the protocol was a randomized double-blind, placebo-controlled, dose escalation of AZ-003 evaluating cumulative doses of 50, 100, 150 and 300 g of fentanyl. A 25 g individual dose of fentanyl was inhaled once in Stage 1, or 2, 4 or 6 times at 4 minute intervals for the first four different cohorts in Stage 2. A fifth cohort in Stage 2 received a 150 g dosing sequence starting at time zero and then a second 150 g dosing sequence starting at 60 minutes after the first dose, for a cumulative dose of 300 g. In addition to comprehensive PK sample collection, pharmacodynamic data were generated using pupillometry, a surrogate measure used to assess the functional activity of opioids.

The AZ-003 PK was substantially equivalent to the IV fentanyl PK, with similar peak plasma concentration (Cmax), time to maximum plasma concentration (Tmax) and area under the curve concentration (AUC). These data suggest very high absolute bioavailability of the inhaled dose. Mean peak arterial plasma concentrations were observed within 30 seconds for both administration routes. In Stage 2 of the clinical trial, ascending doses of AZ-003 controlled by the Staccato device, exhibited dose-proportionality of fentanyl throughout the dosing range from 50 mcg to 300 mcg, following an AUC analysis. There were no serious adverse events attributable to AZ-003, and the results from the clinical study showed that AZ-003 was generally safe and well tolerated at all doses.

In October 2007, clinical data from the AZ-003 Phase 1 clinical trial were presented in four different presentations at the 2007 American Society of Anesthesiologists Annual Meeting, in San Francisco, California. The four presentations were entitled, “Pharmacokinetic Profiles of Fentanyl Delivered by Intravenous and Inhaled Thermal Aerosol Routes”, “Pharmacokinetic Profile of Multiple Doses of Fentanyl Delivered by Inhaled Thermal Aerosol Route”, “Pharmacodynamic Response to Fentanyl Delivered by Intravenous and Inhaled Thermal Aerosol Routes” and “Pharmacodynamic Response to Multiple Doses of Fentanyl Delivered by Inhaled Thermal Aerosol Route”. This clinical trial demonstrated that the pharmacokinetic profile of AZ-003 in a single breath offers a speed of onset and consistency equivalent to fentanyl administered intravenously over 5 seconds. This clinical trial also demonstrated that the pharmacodynamic profile of AZ-003 in a single breath was comparable to that of fentanyl administered by intravenous administration.

Preclinical Studies

Fentanyl is approved for marketing in injectable, transdermal and transmucosal forms. We are able to use publicly available safety pharmacology, systemic toxicology and reproductive toxicology data for our regulatory filings. Therefore, our preclinical development testing was primarily focused on assessing the local tolerability of inhaled fentanyl. Our two preclinical inhalation toxicology tests in two animal species with fentanyl have indicated that it was generally well tolerated. Endo is responsible for future preclinical development of AZ-003.

INSOMNIA PROGRAM: AZ-007 (Staccato zaleplon)

We are developing AZ-007 for the treatment of insomnia in patients who have difficulty falling asleep, including those patients with middle of the night awakening who have difficulty falling back asleep. Insomnia is the most prevalent sleep disorder, and we believe that it affects at least 15% to 20% of the US population, with some estimates of up to 50% of Americans reporting difficulty getting a good nights’ sleep at least a few nights a week. Insomnia can be due to any variety of causes, including depression, grief or stress, menopause, age, shift work, or environmental disruption. Whatever the cause of insomnia, it can take its toll on both the afflicted and the non-afflicted. Sleep disturbances have a major negative impact on public health and economic productivity. Costs for direct healthcare associated with insomnia are estimated to be approximately $14 billion to $15 billion each year.

Market Opportunity

Insomnia is a prevalent disorder that drives almost $5 billion in worldwide sales of prescription medications each year. In a large survey conducted by the National Sleep Foundation in 2005, results showed that 54% of the respondents experienced a minimum of one symptom of insomnia at least a few nights a week. Of those, respondents complained primarily of waking up feeling unrefreshed (38%), waking up frequently during the night (32%), having difficulty falling asleep (21%), and waking up too early and not being able to get back to sleep (21%).

Although benzodiazepines have been the gold standard in treatment of sleep disorders for decades, issues with drug misuse and dependency are common and concerning. Other current leading treatments for insomnia include non-benzodiazepine GABA-A receptor agonists, which include Ambien® (immediate release and controlled-release tablets), Sonata®, and Lunesta®, which have less abuse potential and side effects than classical benzodiazepines and can be used for longer term treatment. Patients and physicians surveyed suggest that current oral forms of these leading insomnia medications can take from 30 — 60 minutes to work, while promotions for insomnia medications cite 20 — 30 minutes. Compounds with a longer half-life that keep patients asleep longer, or those that are dosed in the middle of the night are also those that have residual side effects that can cause a ’hangover’ feeling the next day.

We believe the opportunity in insomnia is achieving a balance in treating patients so they can fall asleep quickly (whether at bedtime or in the middle of the night) while enabling them to function well the next day without a groggy feeling. We believe there is a potentially significant clinical need for rapid and predictable onset of sleep in patients with insomnia, coupled with a predictable duration of sleep and rapid, clear awakening that can be satisfied with AZ-007.

Development Status

Clinical Studies

In February 2008 we initiated a single-center, randomized, dose-escalation Phase 1 clinical trial in healthy male and female subjects. The primary objectives of the study are to examine the tolerability and safety of AZ-007 in a healthy volunteer population, to establish the pharmacokinetics of zaleplon in the target therapeutic range following AZ-007 doses, and to support the dosing selection for AZ-007 to be used in the Phase 2 clinical trial of this development program. Dose selection is based on AZ-007’s pharmacokinetic, pharmacodynamic, and tolerability profiles determined in this study.

Preclinical Studies

Zaleplon has been approved for marketing in oral form. There are publicly available safety pharmacology, systemic toxicology, carcinogenicity and reproductive toxicology data we will be able to use for our regulatory filings. Therefore, our preclinical development testing is primarily focused on assessing the local tolerability of inhaled zaleplon. Our two preclinical inhalation toxicology studies with zaleplon have indicated that it was generally well tolerated. We continue to conduct toxicology, including extended duration exposure testing, and other preclinical studies to generate the data that will be required to submit an NDA for AZ-007.

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

Our Strategy

We intend to develop an extensive portfolio of products. Key elements of our strategy include:

•	Focus on Acute and Intermittent Conditions. We focus our development and commercialization efforts on product candidates based on our Staccato system that are intended to address important unmet medical and patient needs in the treatment of acute and intermittent conditions. To meet these needs, we believe that products that provide rapid onset, ease of use, noninvasive administration and, in some cases, patient titration of dosage are required.

•	Develop Commercialization Capabilities. We plan to build a United States-based specialty sales force to commercialize our product candidates which are approved for marketing and which are intended for psychiatric markets.

•	Establish Strategic Partnerships. We intend to strategically partner with pharmaceutical and other companies to provide development funding or to address markets that may require a larger sales force, greater marketing resources or specific expertise to maximize the value of some product candidates. We also intend to seek international distribution partners for our product candidates. We may also enter into strategic partnerships with other pharmaceutical companies to combine our Staccato system with their proprietary compounds.

•	Retain and Control Product Manufacturing. We own all manufacturing rights to our product candidates. We intend to internally complete the final manufacture and assembly of our product candidates and any future products, potentially enabling greater intellectual property protection and economic return from our future products. We also believe controlling the final manufacture and assembly reduces the risk of supply interruptions and allows more cost effective manufacturing.

Licensing Collaborations

Symphony Allegro, Inc.

On December 1, 2006 we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC and other investors have invested $50 million to form Symphony Allegro to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these two product candidates. We continue to be primarily responsible for the development of these two product candidates in accordance with a development plan and related development budgets. Pursuant to the agreements, we have received an exclusive purchase option that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Symphony Allegro, and reacquire the intellectual property rights that we licensed to Symphony Allegro. This purchase option is exercisable at predetermined prices between December 1, 2007 and December 1, 2010. The purchase option exercise price may be paid for in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the purchase option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes. Pursuant to a warrant purchase agreement, we issued to Symphony Allegro Holdings, LLC a warrant with a five-year term to purchase 2,000,000 shares of our common stock at $9.91 per share. We also paid a transaction structuring fee of $2.5 million, and reimbursed approximately $329,000 of Symphony Allegro transaction expenses to Symphony Allegro Holdings LLC.

Endo Pharmaceuticals, Inc.

On December 27, 2007, we entered into a license, development and supply agreement, or the license agreement, with Endo for AZ-003 (Staccato fentanyl) and the fentanyl class of molecules for North America. Under the terms of the license agreement, Endo paid us an upfront fee of $10 million, and will pay potential additional milestone payments of up to $40 million upon achievement of predetermined regulatory and clinical milestones. Endo will also pay undisclosed royalties to us on net sales of the product, from which we will pay for the cost of goods for the manufacture of the commercial version of the product. We have primary responsibility for the development and costs of the Staccato Electronic Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. Endo has responsibility for future pre-clinical, clinical and regulatory development, and, if AZ-003 is approved for marketing, for commercializing the product in North America. Each party will be responsible for all internal costs and expenses incurred related to the respective area of responsibility. Generally speaking, each party will also be responsible for external development costs incurred related to the respective area of responsibility, but we agreed to pay certain external development costs incurred by Endo in excess of an agreed upon threshold, with a maximum expense to us of $20 million. We retain all rights outside of North America. Endo has the right to terminate the license Agreement on 90 days written notice. Upon such termination, all rights to the product, including regulatory filings, data and clinical and non-clinical data for use with the product will revert to us.

Manufacturing

We manufacture our product candidates with components supplied by vendors and with parts manufactured in-house. We believe that manufacturing our product candidates will potentially enable greater intellectual property protection and economies of scale and decrease the risk of supply interruptions.

We outsource the production of some components of our product candidates, including the printed circuit boards and the molded plastic airways. We currently use single source suppliers for these components, as well as for the API used in each of our product candidates. We will outsource the heat packages used in the single dose version of our Staccato system device in the future. We do not carry a significant inventory of these components, and establishing additional or replacement suppliers for any of these components may not be accomplished quickly, or at all, and could cause significant additional expense. With the exception of Autoliv ASP Inc., or Autoliv, which will provide chemical heat packages as described below, our suppliers have no contractual obligations to continue to supply us with any of the components necessary to manufacture our product candidates. Any supply interruption from our vendors would limit our ability to manufacture our product candidates and could delay clinical trials for, and regulatory approval of, our product candidates.

On November 2, 2007, we entered into a manufacturing and supply agreement, or the supply agreement, with Autoliv relating to the commercial supply of chemical heat packages that can be incorporated into our single dose Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and us executed in October 2005. Under the terms of the supply agreement, Autoliv will develop a manufacturing line capable of producing 10 million chemical heat packages a year. Alexza will pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the FDA of an NDA filed by us. If either party terminates the supply agreement, we will be required to reimburse Autoliv for certain expenses related to the equipment and tooling used in the production and testing of the chemical heat packages up to $12 million. Upon either payment Autoliv will be required to transfer possession and ownership of such equipment and tooling to us.

Autoliv has agreed to manufacture, assemble and test the chemical heat packages solely for us in conformance with our specifications. We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the supply agreement expires on December 31, 2012 and may be extended by written mutual consent. The supply agreement provides that during the term of the supply agreement, Autoliv will be our exclusive supplier of chemical heat packages. In addition, the supply agreement grants Autoliv the right to negotiate for the right to supply commercially any second generation chemical heat package, or a second generation product, and provides that we will pay Autoliv certain royalty payments if we manufacture second generation products ourselves or if we obtain second generation products from a third party manufacturer. Upon the expiration or termination of the supply agreement we will also be required, on an ongoing basis, to pay Autoliv certain royalty payments related to the manufacture of the chemical heat packages by us or third party manufacturers.

The supply agreement also contains certain provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, forecasting and ordering, delivery arrangements, payment terms, packaging requirements, change orders, intellectual property rights confidentiality and indemnification, as well as certain other customary matters.

The chemical heat packages for our single dose delivery device are manufactured by coating energetic materials on the inside surface of the metal substrate. After inspection and qualification, we assemble the components of our product candidates and coat the exterior of the metal substrate with a thin film of API. We then place the plastic airway around the assembly and package a completed device in a pharmaceutical-grade foil pouch. The controller for our multiple dose delivery design includes the battery power source for heating the individual metal substrates, a microprocessor that directs the electric current to the appropriate metal substrate at the appropriate time, and an icon-based liquid crystal display that shows the number of doses remaining in the dose cartridge and the controller status. We may need to develop additional versions of our devices for future product candidates.

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

In 2007, we completed a current good manufacturing practices, or cGMP, compliant pilot manufacturing facility in our new location in Mountain View, California. In November 2007, we received a pharmaceutical manufacturing license from the California State Food and Drug Branch for this facility. We believe this pilot manufacturing facility will have sufficient capacity to manufacture materials for toxicology studies and clinical trial materials for future clinical trials. We also believe that this facility may be sufficient to manufacture early commercial-scale batches of our products. In February 2008, we completed the move from Palo Alto to our new Mountain View facilities.

Marketing and Sales

We plan to build a United States based specialty sales force to commercialize any of our product candidates, which are approved for marketing and which are intended for psychiatric markets. We plan to enter into strategic partnerships with other companies to commercialize products that are intended for certain markets in the United States and for all of our product candidates in geographic territories outside the United States.

Government Regulation

The testing, manufacturing, labeling, advertising, promotion, distribution, export and marketing of our product candidates are subject to extensive regulation by governmental authorities in the United States and other countries. Our product candidates include drug compounds incorporated into our delivery device and are considered “combination products” in the United States. We have agreed with the FDA that our product candidates will be reviewed by the FDA’s Center for Drug Evaluation and Research. The FDA, under the Federal Food, Drug and Cosmetic Act, or FDCA, regulates pharmaceutical products in the United States. The steps required before a drug may be approved for marketing in the United States generally include:

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

Clinical trials typically are conducted in three sequential phases prior to approval, but the phases may overlap. A fourth, or post-approval, phase may include additional clinical studies. These phases generally include the following:

•	Phase 1. Phase 1 clinical trials involve the initial introduction of the drug into human subjects, frequently healthy volunteers. These studies are designed to determine the metabolism and pharmacologic actions of the drug in humans, the adverse effects associated with increasing doses and, if possible, to gain early evidence of effectiveness. In Phase 1 clinical trials, the drug is usually tested for safety, including adverse effects, dosage tolerance, absorption, distribution, metabolism, excretion and pharmacodynamics.

•	Phase 2. Phase 2 clinical trials usually involve studies in a limited patient population to (1) evaluate the efficacy of the drug for specific, targeted indications; (2) determine dosage tolerance and optimal dosage; and (3) identify possible adverse effects and safety risks. Although there are no statutory or regulatory definitions for Phase 2a and Phase 2b, Phase 2a is commonly used to describe a Phase 2 clinical trial evaluating efficacy, adverse effects and safety risks and Phase 2b is commonly used to describe a subsequent Phase 2 clinical trial that also evaluates dosage tolerance and optimal dosage.

•	Phase 3. If a compound is found to be potentially effective and to have an acceptable safety profile in Phase 2 clinical trials, the clinical trial program will be expanded to further demonstrate clinical efficacy, optimal dosage and safety within an expanded patient population at geographically dispersed clinical trial sites. Phase 3 clinical trials usually include several hundred to several thousand patients.

•	Phase 4. Phase 4 clinical trials are studies required of, or agreed to, by a sponsor that are conducted after the FDA has approved a product for marketing. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of drugs approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement. These clinical trials are often referred to as Phase 3/4 post-approval clinical trials. Failure to promptly conduct Phase 4 clinical trials could result in withdrawal of approval for products approved under accelerated approval regulations.

In the case of products for the treatment of severe or life threatening diseases, the initial clinical trials are sometimes conducted in patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such clinical trials may provide evidence of efficacy traditionally obtained in Phase 2 clinical trials. These trials are referred to frequently as Phase 1/2 clinical trials. The FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product. Generally, regulatory approval of a new drug by the FDA may follow one of three routes. The most traditional of these routes is the submission of a full NDA under Section 505(b)(1) of the FDCA. A second route, which is possible where an applicant chooses to rely in part on the FDA’s conclusion about the safety and effectiveness of previously approved drugs is to submit a more limited NDA described in Section 505(b)(2) of the FDCA. The final route is the submission of an Abbreviated New Drug Application for products that are shown to be therapeutically equivalent to previously approved drug products as permitted under Section 505(j) of the FDCA. We do not expect any of our product candidates to be submitted under Section 505(j). Both Section 505(b)(1) and Section 505(b)(2) applications are required by the FDA to contain full reports of investigations of safety and effectiveness. However, in contrast to a traditional NDA submitted pursuant to Section 505(b)(1) in which the applicant submits all of the data demonstrating safety and effectiveness, we believe an application submitted pursuant to Section 505(b)(2) can rely upon findings by the FDA that the parent drug is safe and effective in that indication. As a consequence, the preclinical and clinical development programs leading to the submission of an NDA under Section 505(b)(2) may be less expensive to carry out and can be concluded in a shorter period of time than programs required for a Section 505(b)(1) application. In its review of any NDA submissions, however, the FDA has broad discretion to require an applicant to generate additional data related to safety and efficacy, and it is impossible to predict the number or nature of the studies that may be required before the FDA will grant approval. Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), this could delay or even prevent the FDA from approving any Section 505(b)(2) NDA that we submit.

To the extent that a Section 505(b)(2) applicant is relying on the FDA’s findings for an already-approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. A certification that the new product will not infringe the already approved products’ Orange Book-listed patents or that such patents are invalid is called a paragraph IV certification, and could be challenged in court by the patent owner or holder of the application of the already approved products. This could delay the approval of any Section 505(b)(2) application we submit. In addition, any period of marketing exclusivity applicable to the already approved product might delay approval of any Section 505(b)(2) application we submit. Any Section 505(b)(1) or Section 505(b)(2) application we submit for a drug product containing a previously approved API might be eligible for three years of marketing exclusivity, provided new clinical investigations that were conducted or sponsored by the applicant are essential to the FDA’s approval of the application. Five years of marketing exclusivity is granted if FDA approves an NDA for a new chemical entity. In addition, we can list in the FDA’s Orange Book publication any of our patents claiming the drug product, drug substance or that cover an approved method-of-use. In order for a generic applicant to rely on the FDA’s approval of any NDA we submit, such generic applicant must certify to any Orange Book listed patents and might be subject to any marketing exclusivity covering our approved drug product.

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

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured, whether ours or our third party manufacturers’, and will not approve the product unless the manufacturing facility complies with cGMP. The FDA reviews all NDA’s submitted before it accepts them for filing and may request additional information rather than accept an NDA for filing. Once the NDA submission has been accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 10 months in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. The FDA does not always meet the PDUFA goal dates for standard and priority NDA’s. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA approval of any NDA submitted by us will be at a time the FDA chooses. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. Once approved, the FDA may withdraw the product approval if compliance with pre and post-marketing regulatory requirements and conditions of approvals are not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 clinical trials, to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies.

If we obtain regulatory approval for a product, this approval will be limited to those diseases and conditions for which the product is effective, as demonstrated through clinical trials. Even if this regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA and, in our case, the State of California. Discovery of previously unknown problems with a medicine, device, manufacturer or facility may result in restrictions on the marketing or manufacturing of an approved product, including costly recalls or withdrawal of the product from the market. The FDA has broad post-market regulatory and enforcement powers, including the ability to suspend or delay issuance of approvals, seize or recall products, withdraw approvals, enjoin violations and institute criminal prosecution.

In addition to regulation by the FDA and certain state regulatory agencies, the United States Drug Enforcement Administration, or DEA, imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products under the Controlled Substances Act. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. The DEA regulates drug substances as Schedule I, II, III, IV or V substances, with Schedule I and II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Alprazolam, the API in AZ-002, is regulated as a Schedule IV substance, fentanyl, the API in AZ-003, is regulated as a Schedule II substance, and zaleplon, the API in AZ-007, is regulated as a Schedule IV substance. Each of these product candidates are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of the scheduled substance that would be available for clinical trials and commercial distribution. As a Schedule II substance, fentanyl is subject to additional controls, including quotas on the amount of product that can be manufactured and limitations on prescription refills. We have received necessary registrations from the DEA for the manufacture of AZ-002, AZ-003 and AZ-007. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation, or denial of renewal, of DEA registrations, injunctions, or civil or criminal penalties, and could harm our business and financial condition.

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

As of February 1, 2008, we held over 95 issued and allowed U.S. and international patents. Most of our patents are directed to compositions for delivery of an aerosol comprising drugs other than our lead product candidates described below, and cover the process for producing these aerosols using the Staccato system. As of that date, we held over 55 additional pending patent applications in the United States. We also hold over 125 pending corresponding foreign patent applications or Patent Cooperation Treaty applications that will permit us to pursue additional patents outside of the United States. The claims in these various patents and patent applications are directed to various aspects of our drug delivery devices and their components, methods of using our devices, drug containing aerosol compositions and methods of making and using such compositions.

AZ-004/AZ-104 (Staccato loxapine)

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

AZ-007 (Staccato zaleplon)

One of our issued U.S. patents covers compositions for delivery of a condensation aerosol comprising zaleplon and covers the process for producing such condensation aerosol using the Staccato system technology. This patent will not expire until 2022. Counterparts to this patent are pending in a number of foreign jurisdictions, including Europe. We also have three other U.S. patents directed to condensation aerosol compositions for delivery of zaleplon, kits containing devices for forming such compositions, and methods of administering such compositions.

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

Any future products developed by us would compete with a number of alternative drugs and therapies, including the following:

•	AZ-004 would compete with the injectable form of loxapine (Loxitane®) and other antipsychotic drugs, such as Zyprexa® Geodon® and Abilify®;

•	AZ-001 and AZ-104 would compete with available triptan drugs, such as Imitrex®, Zomig® and Maxalt®, and IV prochlorperazine;

•	AZ-002 would compete with the oral tablet form of alprazolam and other benzodiazepines and antidepressant drugs, such as Klonopin®, Paxil®, Prozac® and Effexor®;

•	AZ-003 would compete with injectable and other forms of fentanyl and various generic oxycodone, hydrocodone and morphine products; and

•	AZ-007 would compete with non-benzodiazepine GABA-A receptor agonists, which include Ambien® (immediate release and controlled-release tablets), Sonata®, and Lunesta®.

Many of these existing drugs have substantial current sales and long histories of effective and safe use. As patent protection expires for these drugs, we will also compete with their generic versions. In addition to currently marketed drugs and their generic versions, we believe there are a number of drug candidates in clinical trials that, if approved in the future, would compete with any future products we may develop.

Employees

As of March 1, 2008, we had 144 full time employees, 27 of whom held Ph.D. or M.D. degrees and 110 of whom were engaged in full time research and development activities. We plan to continue to expand our product candidate development programs and hire additional staff to facilitate this growth. We continue to search for qualified individuals with interdisciplinary training to address the various aspects and applications of our development candidates and our technologies. None of our employees is represented by a labor union, and we consider our employee relations to be good.

Corporate Information

We were incorporated in the state of Delaware on December 19, 2000 as FaxMed, Inc. In June 2001, we changed our name to Alexza Corporation and in December 2001 we became Alexza Molecular Delivery Corporation. In July 2005, we changed our name to Alexza Pharmaceuticals, Inc.

Available Information

Our website address is www.alexza.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report. We file electronically with the SEC our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. You may also read and copy any of our materials filed with the SEC at the SEC’s Public References Room at 100 F Street, NW, Washington, DC 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $45.1 million, $41.8 million, and $32.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, we had a deficit accumulated during development stage of $164.1 million. We expect our expenses to increase as we expand our product candidate and manufacturing development programs and add the necessary infrastructure to support operating as a public company. As a result, we expect to incur substantial and increasing net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, capital lease and equipment financing and government grants. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth, if any, of our revenues. Revenues from strategic partnerships are uncertain because we may not enter into any additional strategic partnerships, and we do not expect any revenue in 2008 from our partnership with Endo. If we are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We are a development stage company. Our success depends substantially on our lead product candidates. If we do not develop commercially successful products, we may be forced to cease operations.

You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not completed Phase 3 clinical trials for any of our product candidates. Each of our product candidates is at an early stage of development and will be unsuccessful if it:

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

We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities, and our manufacturing development and commercial manufacturing activities;

•	the amount and timing of payments from Symphony Allegro related to the development of Staccato alprazolam and Staccato loxapine;

•	the amount and timing of any payments to Symphony Allegro related to the repurchase of rights to Staccato alprazolam and Staccato loxapine;

•	the amount and timing of any milestone and royalty payments from Endo related to the development and commercialization of Staccato fentanyl;

•	the cost, timing and outcomes of regulatory proceedings;

•	the cost and timing of developing sales and marketing capabilities;

•	the cost and timing of developing sales and marketing capabilities prior to receipt of any regulatory approval of our product candidates;

•	the cost and timing of developing manufacturing capacity;

•	revenues received from any future products;

•	payments received under any future strategic partnerships;

•	the filing, prosecution and enforcement of patent claims;

•	the costs associated with building out and moving to our new facilities in 2007 and 2008; and

•	the costs associated with commercializing our product candidates, if they receive regulatory approval.

We anticipate that existing cash, cash equivalents and marketable securities, along with interest earned thereon, funding available under our equipment financing arrangements, expected payments from Symphony Allegro, expected proceeds from stock option exercises and purchases under our Employee Stock Purchase Plan, will enable us to maintain our currently planned operations through the middle of 2009. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. We may be unable to raise sufficient additional capital on terms favorable to us, or at all. If we fail to raise sufficient funds, we will have to delay development programs or reduce or cease operations, or we may be required to enter into a strategic partnership at an earlier stage of development than currently anticipated. Our estimates of future capital use are uncertain, and changes in our development plans, payments received from Symphony Allegro, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the amount of time our available resources will fund our operations.

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

To obtain regulatory approval to market and sell any of our product candidates, we must satisfy the FDA and other regulatory authorities abroad, through extensive preclinical studies, that our product candidates are safe. Our Staccato system creates condensation aerosols from drug compounds, and there currently are no approved products that use a similar method of drug delivery. Companies developing other inhalation products have not defined or successfully completed the types of preclinical studies we believe will be required for submission to regulatory authorities as we seek approval to conduct our clinical trials. We may not conduct the types of preclinical testing eventually required by regulatory authorities, or the preclinical tests may indicate that our product candidates are not safe for use in humans. Preclinical testing is expensive, can take many years and have an uncertain outcome. In addition, success in initial preclinical testing does not ensure that later preclinical testing will be successful. We may experience numerous unforeseen events during, or as a result of, the preclinical testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:

•	our preclinical testing may produce inconclusive or negative safety results, which may require us to conduct additional preclinical testing or to abandon product candidates that we believed to be promising;

•	our product candidates may have unfavorable pharmacology, toxicology or carcinogenicity; and

•	our product candidates may cause undesirable side effects.

Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which could adversely impact our business, financial condition and results of operations.

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

To date, we have not completed all the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates. Current and planned clinical trials may be delayed or terminated as a result of many factors, including:

•	delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective sites;

•	regulators or institutional review boards may not authorize us to commence a clinical trial;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

•	we may suspend or terminate our clinical trials if we believe that they expose the participating patients to unacceptable health risks;

•	we may experience slower than expected patient enrollment or lack of a sufficient number of patients that meet the enrollment criteria for our clinical trials;

•	patients may not complete clinical trials due to safety issues, side effects, dissatisfaction with the product candidate, or other reasons;

•	we may have difficulty in maintaining contact with patients after treatment, preventing us from collecting the data required by our study protocol;

•	product candidates may demonstrate a lack of efficacy during clinical trials;

•	we may experience governmental or regulatory delays, failure to obtain regulatory approval or changes in regulatory requirements, policy and guidelines; and

•	we may experience delays in our ability to manufacture clinical trial materials in a timely manner as a result of ongoing process and design enhancements to our Staccato system and the move to a new facility in late 2007 and early 2008.

Any delay in commencing or completing clinical trials for our product candidates would delay commercialization of our product candidates and harm our business, financial condition and results of operations. It is possible that none of our product candidates will successfully complete clinical trials or receive regulatory approval, which would severely harm our business, financial condition and results of operations.

Continuing development of our single dose version device may delay regulatory submissions and marketing approval for AZ-004

Our clinical studies to date for our AZ-004, AZ-001, AZ-104, AZ-002 and AZ-007 product candidates have been completed using a version of our single dose Staccato device we refer to as the chemical single dose, or CSD, device. We are developing a version of the CSD which is intended to cost less to manufacture than the current version of CSD. We refer to the newer version of this single dose device as the commercial production device, or CPD, version. The CPD incorporates the same basic chemical heat package and electronics as the CSD. We plan to conduct a bioequivalence study in normal volunteers in the second half of 2008 using the CSD and the CPD versions of the device to determine if the drug dose dispensed by the two devices is bioequivalent. If the results of the planned bioequivalence study and the available analytical data do not support the bioequivalency or if the FDA or foreign regulatory authorities determine the CPD is unacceptable for any other reason, we may be required to conduct an additional Phase 3 clinical trial for AZ-004 with the CPD version of the device. Conducting an additional Phase 3 clinical trial would delay the filing of an NDA which would also delay any potential marketing approval in the United States. We may also decide to file an NDA for AZ-004 using the current version of the CSD, which we anticipate would cost more to produce and may limit market adoption of the product if and when it is approved.

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

Device failure rates higher than we anticipate may result in clinical trials that do not meet their specific efficacy endpoints. Device failures or improper device use by patients may impact the results of future trials. The design of our clinical trials is based on many assumptions about the expected effect of our product candidates, and if those assumptions prove incorrect, the clinical trials may not produce statistically significant results. In addition, because we are developing AZ-002 for a novel indication, and may develop future product candidates for other novel indications, and because our Staccato system is not similar to other approved drug delivery methods, there is no clear precedent for the application of detailed regulatory requirements to our product candidates. We cannot assure you that the design of, or data collected from, the clinical trials of our product candidates will be sufficient to support the FDA and foreign regulatory approvals.

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

Our third party suppliers may not carry out their contractual obligations or meet our deadlines. In addition, the API they supply to us may not meet our specifications and quality policies and procedures. If we need to find alternative suppliers of the API used in any of our product candidates, we may not be able to contract for such supplies on acceptable terms, if at all. Any such failure to supply or delay caused by such contract manufacturers would have an adverse effect on our ability to continue clinical development of our product candidates or commercialize any future products.

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

We outsource the manufacturing of some of the components of our Staccato system, including the printed circuit boards and the plastic airways, and we will outsource the manufacturing of the chemical heat packages to be used in our commercial single dose device. We have no experience in the manufacturing of components (other than our current chemical heat packages), and we currently lack the resources and the capability to manufacture them, on either a clinical or commercial scale. As a result, we rely on third parties to supply these components. We expect to continue to depend on third parties to supply these components for our current product candidates and any devices based on the Staccato system we develop in the foreseeable future.

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

In addition, the heat packages used in the single dose version of our Staccato system are manufactured using certain energetic, or highly combustible, materials that are used to generate the rapid heating necessary for vaporizing the drug compound while avoiding degradation. Manufacture of products containing these types of materials is regulated by the U.S. government. We currently manufacture the heat packages that are being used in the devices used in our clinical trials. We have entered into a supply agreement with Autoliv. for the manufacture of the heat packages in the commercial design of our single dose version of our Staccato system. If we are unable to manufacture the heat packages used in our ongoing clinical trials or if in the future Autoliv is unable to manufacture the heat packages to our specifications, or does not carry out its contractual obligations to supply our heat packages or to supply them to us, our clinical trials may be delayed, suspended or terminated while we seek additional suitable manufacturers of our heat packages, which may prevent us from commercializing our product candidates that utilize the single dose version of the Staccato system.

If we do not establish additional strategic partnerships, we will have to undertake development and commercialization efforts on our own, which would be costly and delay our ability to commercialize any future products.

A key element of our business strategy is our intent to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates. In December, 2006, we entered into such a development relationship with Symphony Allegro and in December 2007, we entered into a license and development agreement with Endo related to AZ-003 (Staccato fentanyl). We intend to enter into additional strategic partnerships with third parties to develop and commercialize our product candidates that are intended for larger markets, and we may enter into strategic partnerships for product candidates that are targeted toward specialty markets. To date, other than Symphony Allegro and Endo, we have not entered into any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate additional strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

If we enter into additional strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.

Due to our relationship with Symphony Allegro and Endo we are, and for any additional strategic partnerships with pharmaceutical or biotechnology companies we will be, subject to a number of risks, including:

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

In December 2006, we entered into a transaction providing for the financing of additional clinical and nonclinical development of Staccato alprazolam, our AZ-002 program, and Staccato loxapine, our AZ-004 and AZ-104 programs. Pursuant to the agreements, Symphony Capital LLC and its investors have invested $50 million to form Symphony Allegro, to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these two product candidates. As part of the arrangement, we received an option granting us the exclusive right, but not the obligation, to acquire the licensed programs at specified points in time at specified prices during the term of the development period through the acquisition of Symphony Allegro. The development programs under the arrangement are jointly managed by Symphony Allegro and us, and there can be no assurance that we will agree on various decisions that will enable us to successfully develop the potential products, or even if we are in agreement on the development plans, that the development efforts will result in sufficient clinical data to make a fully informed decision with respect to the exercise of our option. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes.

If we elect to exercise the purchase option, we will be required to make a payment estimated to be $104 million in the fourth quarter of 2009, which at our election may be paid partially in shares of our common stock. As a result, in order to exercise the option, we will be required to make a substantial payment of cash and possibly issue a substantial number of shares of our common stock. We do not currently have the resources to exercise the option, and we may be required to enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these, in order to exercise the option, even if we paid a portion of the purchase price with our common stock. There can be no assurance that any financing or licensing arrangement will be available or even if available, that the terms would be favorable to us and our stockholders. In addition, the exercise of the purchase option may require us to record a significant charge to earnings and may adversely impact future operating results.

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

The current versions of the Staccato system cannot deliver large molecule drugs, such as peptides and proteins. In addition, the physical size of the metal substrates in the single dose and multiple dose versions of the Staccato system limits their use to drugs that require dose amounts less than 10 to 15 milligrams and 100 to 200 micrograms, respectively. Further, approximately 200 of the 400 small molecule compounds we have screened for initial vaporization feasibility did not form drug aerosols with the 97% purity we use as an internal standard for further development. There are also many drug compounds that are covered by composition of matter patents that prevent us from developing the compound in the Staccato system without a license from the patent owner, which may not be available on acceptable terms, if at all. If we are not able to identify additional drug compounds that can be developed with the Staccato system, we may not develop enough products to develop a sustainable business.

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

We also rely on trade secrets to protect our technology, especially where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. The employees, consultants, contractors, outside scientific collaborators and other advisors of our company and our strategic partners may unintentionally or willfully disclose our confidential information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming and the outcome is unpredictable. Failure to protect or maintain trade secret protection could adversely affect our competitive business position.

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

We anticipate that, if approved, AZ-001 and AZ-104 would compete with currently marketed triptan drugs and with other migraine headache treatments, including intravenous, or IV, delivery of prochlorperazine, the API in AZ-001. In addition, we are aware of at least 14 product candidates for the treatment of migraines, including triptan products and a sumatriptan/naproxen combination product.

We anticipate that, if approved, AZ-002 would compete with the oral tablet form of alprazolam and several other approved anti-depressant drugs. In addition, we are aware of two product candidates in early stage clinical development for the treatment of acute panic attacks.

We anticipate that, if approved, AZ-003 would compete with some of the available forms of fentanyl, including injectable fentanyl, oral transmucosal fentanyl formulations and ionophoretic transdermal delivery of fentanyl. We are also aware of at least 20 products in Phase 2 and Phase 3 clinical trial development for acute pain, five of which are fentanyl products. Two of these fentanyl products are inhaled versions. In addition, if approved, AZ-003 would compete with various generic opioid drugs, such as oxycodone, hydrocodone and morphine, or combination products including one or more of such drugs.

We anticipate that, if approved, AZ-007 would compete with non-benzodiazepine GABA-A receptor agonists, which include Ambien® (immediate release and controlled-release tablets), Sonata®, and Lunesta®.

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

We do not have a sales and marketing organization and have no experience in the sales, marketing and distribution of pharmaceutical products. There are risks involved with establishing our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time consuming and could delay any product launch. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues are likely to be lower than if we market and sell any products that we develop ourselves.

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

The Controlled Substances Act imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. The U.S. Drug Enforcement Administration, or DEA, regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Alprazolam, the API in AZ-002, is regulated as a Schedule IV substance, fentanyl, the API in AZ-003, is regulated as a Schedule II substance, and zaleplon, the API in AZ-007, is regulated as a Schedule IV substance. Each of these product candidates is subject to DEA regulations relating to manufacture, storage, distribution and physician prescription procedures, and the DEA regulates the amount of the scheduled substance that would be available for clinical trials and commercial distribution. As a Schedule II substance, fentanyl is subject to more stringent controls, including quotas on the amount of product that can be manufactured as well as a prohibition on the refilling of prescriptions without a new prescription from the physician. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation, or denial of renewal, or of DEA registrations, injunctions, or civil or criminal penalties and could harm our business, financial condition and results of operations.

The single dose version of our Staccato system contains materials that are regulated by the U.S. government, and failure to comply with applicable regulations could harm our business.

The single dose version of our Staccato system uses energetic materials to generate the rapid heating necessary for vaporizing the drug, while avoiding degradation. Manufacture of products containing energetic materials is controlled by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF. Technically, the energetic materials used in our Staccato system are classified as “low explosives,” and the ATF has granted us a license/permit for the manufacture of such low explosives. Additionally, due to inclusion of the energetic materials in our Staccato system, the Department of Transportation, or DOT, regulates shipments of the single dose version of our Staccato system. The DOT has granted the single dose version of our Staccato system “Not Regulated as an Explosive” status. Failure to comply with the current and future regulations of the ATF or DOT could subject us to future liabilities and could harm our business, financial condition and results of operations. Furthermore, these regulations could restrict our ability to expand our facilities or construct new facilities or could require us to incur other significant expenses in order to maintain compliance.

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

Our facilities are located in the San Francisco Bay Area near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, such as power loss, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We currently may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and results of operations.

Risks Relating to Owning Our Common Stock

Our stock price has been and may continue to be extremely volatile.

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

In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder files a securities class action suit against us, we would incur substantial legal fees, and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease two buildings with an aggregate of 106,894 square feet of office, manufacturing, and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. We currently occupy 87,560 square feet of these facilities and will gain access to the remaining 19,334 square feet on or about June 1, 2008. The lease for both facilities expires on March 31, 2018, and we have two options to extend the lease for five years each. We believe that the Mountain View facilities are sufficient for our office, manufacturing and laboratory needs through approximately the end of 2010 and that future growth thereafter can be accommodated by leasing additional space near the Mountain View facilities.

The leases on our two recently vacated facilities in Palo Alto, California expire on March 31, 2008 and June 30, 2008, during which time we will complete the decommissioning of the facilities to return to the landlord in accordance with the terms of the lease.

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

2007	High	Low

First Quarter	$15.80	$8.52
Second Quarter	12.80	7.86
Third Quarter	10.10	7.11
Fourth Quarter	9.72	7.00

2006	High	Low

March 8, 2006-March 31, 2006	$10.59	$8.00
Second Quarter	10.00	6.51
Third Quarter	8.35	6.12
Fourth Quarter	12.09	7.29

As of December 31, 2007, there were 211 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception, and we do not anticipate paying any in the foreseeable future.

Item 5B.	Use of Proceeds from the Sale of Registered Securities

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

Of this amount, $3.5 million was paid in underwriting discounts and commissions, and an additional $2.2 million of expenses were incurred. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. As of December 31, 2007, we had applied the aggregate net proceeds of $44.9 million from our initial public offering as follows:

•	approximately $41.5 million was used for working capital; and

•	the remainder of the net proceeds from the offering, approximately $3.4 million, remain invested in cash, cash equivalents and marketable securities.

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

May 2007 Public Offering

Our follow-on public offering of common stock was effected through a shelf Registration Statement on Form S-3 (File No. 333-141739), that was declared effective by the SEC on April 16, 2007. We registered to sell common stock, preferred stock, debt securities and/or warrants, either individually or in units, with a total value of up to $150,000,000. We may also offer common stock or preferred stock upon conversion of debt securities, common stock upon conversion of preferred stock or common stock, preferred stock or debt securities upon the exercise of warrants. On May 2, 2007, we sold 6,900,000 shares at $10.25 per share and an aggregate offering price of $70.7 million. The offering was completed after the sale of 6,900,000 shares. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated were the joint book-running managing underwriters of our public offering and Pacific Growth Equities and RBC Capital Markets, acted as co-managers.

Of this amount, $4.2 million was paid in underwriting discounts and commissions, and an additional $0.5 million of expenses were incurred. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. As of December 31, 2007, the aggregate net proceeds of $66.0 million from our public offering remained invested in cash, cash equivalents and marketable securities.

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

						Period from
						December 19,
						2000
						(Inception) to
	Year Ended December 31,					December 31,
	2007	2006	2005	2004	2003	2007
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue	$—	$1,028	$2,230	$2,436	$1,002	$6,945
Operating expenses:
Research and development(1)	45,645	36,494	26,235	15,147	11,487	143,118
General and administrative(1)	14,888	9,969	9,654	4,155	4,213	45,063
Acquired in-process research and development	—	—	—	—	—	3,916
	—	—	—	—	—	—

Total operating expenses(1)	60,533	46,463	35,889	19,302	15,700	192,097

Loss from operations	(60,533)	(45,435)	(33,659)	(16,866)	(14,698)	(185,152)
Interest and other income and interest expense, net	4,623	1,909	1,257	241	370	8,546

Loss before noncontrolling interest in Symphony Allegro, Inc.	(55,910)	(43,526)	(32,402)	(16,625)	(14,328)	(176,606)
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	10,791	1,720	—	—	—	12,511

	—	—	—	—	—	—
Net loss	$(45,119)	$(41,806)	$(32,402)	$(16,625)	$(14,328)	$(164,095)

Basic and diluted net loss per common share	$(1.58)	$(2.13)	$(18.98)	$(11.41)	$(10.81)

Shares used to compute basic and diluted net loss per common share	28,605	19,584	1,707	1,457	1,325

(1)	Includes stock-based compensation as follows:

						Period from
						December 19,
						2000
						(Inception) to
	Year Ended December 31,					December 31,
	2007	2006	2005	2004	2003	2007
	(In thousands)

Research and development	$1,885	$1,770	$167	$59	$32	$3,926
General and administrative	1,531	447	874	—	—	2,852

Total	$3,416	$2,217	$1,041	$59	$32	$6,778

During the year ended December 31, 2005, we recorded compensation expense in relation to the extinguishment of officer notes receivable, representing $875,000 of research and development expense and $3.1 million of general and administrative expense.

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$69,391	$42,623	$38,369	$62,294	$28,387
Investments held by Symphony Allegro, Inc.	39,449	49,956	—	—	—
Working capital	106,092	79,649	30,760	60,027	27,144
Total assets	149,125	105,766	47,405	69,280	34,477
Noncurrent portion of equipment financing obligations	6,317	5,865	5,155	1,840	1,551
Convertible preferred stock	—	—	107,194	107,194	57,414
Deficit accumulated during development stage	(164,095)	(118,976)	(77,170)	(44,768)	(28,143)
Total stockholders’ equity (deficit)	75,991	49,774	(74,385)	(43,396)	(26,982)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an emerging specialty pharmaceutical company focused on the development and commercialization of novel, proprietary products for the treatment of acute and intermittent conditions. We currently have six product candidates in clinical development. Our technology, the Staccato system, vaporizes an excipient-free drug to form a condensation aerosol that, when inhaled, allows for rapid systemic drug delivery. Because of the particle size of the aerosol, the drug is quickly absorbed through the deep lung into the bloodstream, providing speed of therapeutic onset that is comparable to IV administration but with greater ease, patient comfort and convenience.

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

Our clinical-stage product candidates are:

•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the treatment of acute agitation in patients with schizophrenia or bi-polar disorder. In March 2007, we announced positive initial results from a multi-center, randomized, double-blind, placebo-controlled Phase 2a clinical trial in 129 patients in an in-patient clinical setting. The 10 mg dose of AZ-004 met the primary endpoint of the clinical trial, which was a statistically significant reduction in the measure of agitation from baseline to the 2-hour post-dose time point, as compared to placebo. The 10 mg dose of AZ-004 also exhibited a rapid onset of effect, with a statistically-significant improvement in the PANSS (Positive and Negative Symptom Scale) Excited Component (PEC) scores at 20 minutes post-dose, as compared to placebo. The effectiveness of the

10 mg dose was sustained throughout the 24-hour study period, as compared to placebo. The 5 mg dose failed to achieve statistical significance. In February 2008 we initiated a Phase 3 clinical trial that is designed to enroll approximately 300 schizophrenic patients with acute agitation at 25 U.S. clinical centers. The trial is an in-clinic, multi-center, randomized, double-blind, placebo-controlled study and will test AZ-004 at two dose levels, 5 and 10 mg. Patients may receive up to 3 doses of study drug in a 24-hour period, depending on their clinical status. The primary endpoint for the study is the change from baseline in the PEC score, measured at 2 hours after the first dose. Various assessments of a patient’s agitation state will be conducted at serial time points using standard agitation scales over the first 4-hour post-dose time period, with follow-up assessments at the end of the 24-hour study period. Side effects will be recorded throughout the 24-hour period. A second Phase 3 clinical trial is projected to begin in the third quarter of 2008. The design of the second study will be similar to the first trial, except that the patient population will be patients with bipolar disease. AZ-004 has been licensed to Symphony Allegro, Inc., or Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-001 (Staccato prochlorperazine). We are developing AZ-001 to treat patients suffering from acute migraine headaches. In March 2007, we announced positive initial results from an outpatient, multi-center, randomized, double blind, placebo-controlled Phase 2b clinical trial of AZ-001 in 400 migraine patients. All three doses of AZ-001 (5, 7.5 and 10 mg) met the primary endpoint of statistically significant pain relief 2-hours post-dose using the IHS (International Headache Society) 4-point headache pain rating scale, compared to placebo. In the two highest doses studied, AZ-001 also showed a statistically-significant difference in achieving a pain-free response at two hours, as compared with placebo. AZ-001 demonstrated rapid onset of pain relief, with statistically significant pain response in 15 minutes for the 7.5 mg dose and statistically-significant pain responses for all three doses at 30 minutes. AZ-001 also showed a sustained pain-free response, where a patient has a pain score of 0, or “no” headache, with statistically-significant elimination of pain at 24 hours post-dose at the two highest studied doses. Survival analysis for nausea, photophobia and phonophobia over the 2-hour period post-dose showed a statistically significant difference, compared to placebo. In December 2007, we completed enrollment of a thorough QT clinical trial, in which two doses of AZ-001 (5 and 10 mg) were compared to active control and to placebo. The purpose of a thorough QT study is to determine a drugs effect on cardiac rhythms. With > 40 subjects per treatment condition, we found that the active control, moxyfloxacin, produced a positive QT/QTc signal that verified the sensitivity of the clinical study. Based on a preliminary analysis of the data from the study, neither of the doses of AZ-001 produced a QT/QTc prolongation that would suggest an increased risk of cardiac arrhythmia.

•	AZ-104 (Staccato loxapine). We are developing AZ-104 to treat patients suffering from acute migraine headaches. AZ-104 is a lower dose version of AZ-004. In March 2008, we announced initial results of an in-clinic, multi-center randomized, double-blind, single administration, placebo controlled Phase 2a proof-of-concept clinical trial in 168 migraine patients with or without aura. Three doses of AZ-104 (1.25, 2.5 and 5 mg) were evaluated against placebo in the clinical trial. Using the IHS) 4-point rating scale, the primary efficacy endpoint was pain-relief response at 2 hours post-administration. AZ-104 met the primary efficacy endpoint of the clinical trial for the two highest doses of the drug compared to placebo. Statistically significant improvements in pain response were observed in 76.7% of patients at the 5 mg dose (p= 0.02), 79.1% of patients at the 2.5 mg dose (p = 0.01) and 67.4% of patients at the 1.25 mg dose (p = 0.18), compared to 51.3% of patients receiving placebo. Using survival analysis for pain relief response, all three dose groups were statistically superior (p < .05) to placebo during the 4-hour post-treatment time period that the patients remained in the clinic. AZ-104 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-002 (Staccato alprazolam). We are developing AZ-002 for the acute treatment of panic attacks associated with panic disorder. In April 2006, we initiated an in-clinic, single-center, double-blind, placebo-controlled, Phase 2a proof-of-concept clinical trial in patients with panic disorder. As a result of observing greater than expected levels of sedation in the first two patients enrolled in the trial, we reduced the dose of AZ-002, modified the AZ-002 device, added an open-label portion to the clinical protocol, manufactured and released new clinical trial materials for the trial, and added two additional study sites to the study group.

In April 2007, we re-initiated dosing in the 42 patient clinical trial with a lower dose of AZ-002. We have completed the open-label, lead-in segment of the clinical trial, identifying the 1 mg AZ-002 dose as an acceptable dose in terms of its safety and efficacy profile, and have initiated the randomized, double blind, placebo-controlled segment of the clinical trial. We expect to complete enrollment of this trial in the second quarter of 2008. AZ-002 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-003 (Staccato fentanyl). We are jointly developing AZ-003 with Endo Pharmaceuticals Inc., or Endo, for the treatment of breakthrough pain in cancer and non-cancer patients. Endo is responsible for regulatory, pre-clinical and clinical development, and for commercializing the product in North America. We are responsible for the development of the Staccato Electric Multiple Dose device and we have the exclusive right to manufacture the product for clinical development and commercial supply.

•	AZ-007 (Staccato zaleplon). We are developing AZ-007 for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. We filed an Investigational New Drug application, or IND, in December 2007. In February 2008, we initiated a Phase 1 clinical trial that enrolled 40 healthy volunteers at a single site. The purpose of this trial is to assess the safety, tolerability and pharmacokinetic parameters of a single dose of AZ-007. Using a double blind, randomized trial design, four doses of AZ-007 (ranging from 0.5 to 4.0 mg) are being compared to placebo. We expect to report initial results of this trial in the second quarter of 2008.

We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, capital lease and equipment financings and government grants. We have generated $6.9 million in revenue from inception through December 31, 2007, substantially all of which was earned through United States Small Business Innovation Research grants. We did not have any revenues in 2007, and we do not expect any material product revenue until at least 2011.

From inception through 2003, we focused on the development of our technology, the selection and preclinical testing of product candidates and the manufacture of clinical trial supplies. In 2004, we expanded our activities to include the clinical development of our product candidates. The continued development of our product candidates will require significant additional expenditures, including expenses for preclinical studies, clinical trials, research and development, manufacturing development and seeking regulatory approvals. We rely on third parties to conduct a portion of our preclinical studies and all of our clinical trials, and we expect these expenditures to increase in future years as we continue development of our product candidates. In 2008, we intend to conduct several clinical trials, including our on-going Phase 3 clinical trial for AZ-004, and an additional Phase 3 clinical trial for AZ-004. With our partner Endo, we intend to continue device development and manufacturing of AZ-003. These clinical trials and development efforts will result in higher expenditures than in previous years. If these product candidates continue to progress, expenses for future clinical trials will be significantly higher than those incurred to date.

In 2007, we completed a current good manufacturing practice pilot manufacturing facility in Mountain View, California and completed the move of our operations to the new facility in the first quarter of 2008. We intend the pilot manufacturing facility to be capable of manufacturing materials for toxicology studies and clinical trial materials for future clinical trials. Facility lease payments will decrease in the second and third quarters of 2008 as the leases on our Palo Alto, California facilities expire.

On December 1, 2006 we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004/104, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC, a wholly owned subsidiary of Symphony Holdings LLC, and its investors have invested $50 million to form Symphony Allegro to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these two product candidates. We continue to be primarily responsible for the development of these two product candidates in accordance with a development plan and related development budgets, and we have incurred and may continue to incur expenses that are not funded by Symphony Allegro. Pursuant to the agreements, we have received an exclusive purchase option that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Symphony Allegro, and reacquire the intellectual property rights that we licensed to Symphony Allegro. This purchase option is exercisable at predetermined prices between December 1, 2007 and December 1, 2010. The purchase option exercise price may be paid for in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the purchase option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes.

On December 27, 2007, we entered into a license, development and supply agreement, or the license agreement, with Endo for AZ-003 (Staccato fentanyl) and the fentanyl class of molecules for North America. Under the terms of the license agreement, Endo paid us an upfront fee of $10 million, and will pay potential additional milestone payments of up to $40 million upon achievement of predetermined regulatory and clinical milestones. Endo will also pay undisclosed royalties to us on net sales of the product, from which we will pay for the cost of goods for the manufacture of the commercial version of the product. We have primary responsibility for the development and costs of the Staccato Electronic Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. Endo has responsibility for future pre-clinical, clinical and regulatory development, and, if AZ-003 is approved for marketing, for commercializing the product in North America. Each party will be responsible for all internal costs and expenses incurred related to the respective area of responsibility. Generally speaking, each party will also be responsible for external development costs incurred related to the respective area of responsibility, but we agreed to pay certain external development costs incurred by Endo in excess of an agreed upon threshold, with a maximum expense to us of $20 million. We and Endo have established a joint steering committee and a joint development committee to oversee the development of AZ-003. We have the right, but not the obligation to participate on each of the committees. We retain all rights outside of North America. Endo has the right to terminate the license agreement on 90 days written notice. Upon such termination, all rights to the product, including regulatory filings, data and clinical and non-clinical data for use with the product will revert to us. We will recognize expense related to the agreement when incurred.

As our activities have expanded, we have consistently increased the number of our employees. We expect that we will add a significant number of employees during the remainder of 2008 to support our expanded operations.

We have incurred significant losses since our inception. As of December 31, 2007, our deficit accumulated during development stage was $164.1 million and total stockholders’ equity was $76.0 million. We recognized net losses of $45.1 million, $41.8 million, and $32.4 million, in 2007, 2006 and 2005, respectively. We expect our net losses to increase as we continue our existing and planned preclinical studies and clinical trials, expand our research and development efforts, continue our manufacturing development, begin commercialization development, and add infrastructure to support these expanded operations.

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long term success. If we do not complete development of our product candidates and obtain regulatory approval to market one or more of these product candidates, we may be forced to cease operations. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. Our strategy includes entering into strategic partnerships with third parties to participate in the development and commercialization of some of our product candidates, such as our Symphony Allegro and Endo relationships. Endo has control over future preclinical and clinical development of AZ-003. If in the future we enter into additional partnerships, third parties could have control over preclinical development or clinical trials for some of our product candidates. Accordingly, the progress of such product candidate would not be under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to any future partnerships or how such arrangements would affect our development plans or capital requirements.

As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. While we are currently focused on developing our product candidates, we anticipate that we and our partners, will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available before 2011, if at all. We anticipate that existing cash, cash equivalents and marketable securities, along with interest earned thereon, funding available under our equipment financing arrangements, expected payments from Symphony Allegro, expected proceeds from stock option exercises and purchases under our Employee Stock Purchase Plan, will enable us to maintain our currently planned operations through the middle of 2009

Critical Accounting Estimates and Judgments

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

We record accruals for these preclinical study and clinical trial costs based upon the estimated amount of work completed. All such costs are charged to research and development expenses based on these estimates. Costs related to patient enrollment in clinical trials are accrued as patients are entered in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with research institutions and organizations. However, if we have incomplete or inaccurate information, we may underestimate or overestimate activity levels associated with various preclinical studies and clinical trials at a given point in time. In this event, we could record significant research and development expenses in future periods when the actual activity level becomes known. To date, we have not made any material adjustments to our estimates of preclinical study and clinical trial costs. We make good faith estimates which we believe to be accurate, but the actual costs and timing of clinical trials are highly uncertain, subject to risk and may change depending upon a number of factors, including our clinical development plan. With the start of our Phase 3 clinical trial in the first quarter of 2008 and future Phase 3 clinical trials, the process of estimating clinical trial costs will become more difficult as the trials will involve larger numbers of patients and clinical sites.

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

Through 2007, we estimated the expected term of options using the “simplified” method, as illustrated in SAB 107. Beginning in 2008, we will estimate the expected term of our options based on historical option activity. As we have been operating as a public company for a period of time that is significantly shorter than our estimated expected option term, we are unable to use actual price volatility data. Therefore, we estimate the volatility of our common stock based on volatility of similar entities. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

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

In connection with the preparation of our financial statements in connection with our initial public offering in March 2006, we reassessed the estimated fair value of our common stock in light of the expected completion of the offering. In reassessing the fair value of our common stock during 2005 for purposes of computing the stock-based compensation expense, we reassessed the fair value of the common stock assuming the successful completion of our initial public offering and then determined the reassessed fair value at previous points in time. In determining the reassessed fair value of our common stock during 2005, we established $9.90 as the reassessed fair value at December 31, 2005 (90% of the midpoint of the estimated price range of the initial public offering) and applied it over the prior 12 month period using a straight line basis. We also considered other material factors in reassessing fair value for financial reporting purposes as of the respective option grant dates, including the completion of our Phase 1 clinical trial of AZ-002 in September 2005, the completion of our Phase 1 clinical trial of AZ-004 in November 2005, the results of our Phase 2a clinical trial of AZ-001, valuations of existing comparable publicly traded companies, the state of the public offering market for development stage life sciences companies and our decision to pursue an initial public offering. We believe this approach was consistent with valuation methodologies applied by other life science companies pursuing an initial public offering. The reassessed fair value used to compute the stock-based compensation expense may not be reflective of the fair market value that would result from the application of other valuation methods, including accepted valuation methods for tax purposes.

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

As a result of the reassessed fair value of options granted, we recorded deferred stock-based compensation relative to these options of approximately $3.3 million during the year ended December 31, 2005, which is being amortized over the vesting period of the applicable options on a straight-line basis. During the years ended December 31, 2007, 2006 and 2005, we amortized $577,000, $727,000 and $404,000, respectively, of deferred stock-based compensation. At December 31, 2007 we have $739,000 of deferred stock compensation to be amortized in future periods as follows: $471,000 in 2008 and $268,000 in 2009.

In addition, we had three officer stock option grants that were subject to variable accounting treatment. See Note 2 to the consolidated financial statements. With the variable options, we measured additional compensation each period based on the incremental difference between the reassessed fair value of the shares and the exercise price of the stock options and recorded compensation expense on a graded vesting basis in accordance with FIN 28, Accounting for Stock Appreciation Rights and other Variable Stock Option or Award Plans. As a result of the reassessed fair value, we recorded $442,000 of stock-based compensation expense during the year ended December 31, 2005. As a result of changes in our stock price, we recorded a $442,000 reduction in compensation expense during the first quarter of 2006. As the exercise price was fixed in March 2006, the contingency was resolved and variable accounting for these options ceased.

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

In settlement for the extinguishment of the officer notes receivable, we increased the exercise price of certain options to purchase common stock held by these officers such that the aggregate intrinsic value of their stock option awards was reduced by an amount equal to the amounts of the loans extinguished and related taxes paid on their behalf. We settled this transaction based on our initial public offering price of $8.00 per share.

Symphony Allegro, Inc.

On December 1, 2006 we entered into a transaction involving a series of related agreements with Symphony Capital LLC, or Symphony Capital, Symphony Allegro Holdings LLC, or Holdings, and Holdings’ wholly owned subsidiary Symphony Allegro, Inc., or Allegro, to fund the clinical development of AZ-002, Staccato alprazolam, and AZ-004/104, Staccato loxapine, or the Programs. Symphony Capital and other investors, together referred to as Symphony, invested $50 million in Holdings, which then invested the $50 million in Allegro. Pursuant to the agreements, Allegro agreed to invest up to the full $50 million to fund the clinical development of the Programs, and we licensed to Allegro certain intellectual property rights related to these Programs. We have retained manufacturing rights to these two product candidates. Pursuant to the agreements, we continue to be primarily responsible for all preclinical, clinical and device development efforts as well as maintenance of the intellectual property portfolio for the Programs. We and Allegro have established a development committee to oversee the programs. We participate in the development committee and have the right to appoint one of the five board of director seats of Allegro. We have incurred and may continue to incur expenses related to the Programs that are not funded by Allegro. Pursuant to the agreements, we have received an exclusive purchase option, or the Purchase Option, that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Allegro, and reacquire the intellectual property rights that we licensed to Allegro. The Purchase Option is exercisable at predetermined prices that increase over time and range from $67.5 million starting December 31, 2007 to $122.5 million through November 30, 2010. The Purchase Option exercise price may be paid for in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the Purchase Option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise the Purchase Option by December 1, 2010, then Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and, if they are ultimately commercialized, we will manufacture and sell Staccato alprazolam and Staccato loxapine to Allegro or its sublicensee for those purposes. In consideration for the Purchase Option, we issued to Holdings a five-year warrant to purchase 2,000,000 shares of our common stock at $9.91 per share and paid $2.85 million for structuring fees and related expenses to Symphony Capital.

Under FASB Interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, a variable interest entity (VIE) is (1) an entity that has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or (2) an entity that has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or do not receive the expected residual returns of the entity. FIN 46R requires a VIE to be consolidated by the party that is deemed to be the primary beneficiary, which is the party that has exposure to a majority of the potential variability in the VIE’s outcomes. The application of FIN 46R to a given arrangement requires significant management judgment.

We have consolidated the financial position and results of operations of Allegro in accordance with FIN 46R. We believe Allegro is by design a VIE because we have a purchase option to acquire its outstanding voting stock at prices that are fixed based upon the date the option is exercised. The fixed nature of the purchase option price limits Symphony’s returns, as the investor in Allegro.

FIN 46R deems parties to be de facto agents if they cannot sell, transfer, or encumber their interests without the prior approval of an enterprise. Symphony is considered to be a de facto agent of the Company pursuant to this provision, and because we and Symphony, as a related party group, absorb a majority of Allegro’s variability, we evaluated whether, pursuant to FIN 46R’s requirements, we are most closely associated with Allegro. We concluded that we are most closely associated with Allegro and should consolidate Allegro because (1) we originally developed the technology that was assigned to Allegro, (2) we will continue to oversee and monitor the development program, (3) our employees will continue to perform substantially all of the development work,

(4) we significantly influenced the design of the responsibilities and corporate structure of Allegro, (5) Allegro’s operations are substantially similar to our activities, and (6) through the Purchase Option, we have the ability to meaningfully participate in the benefits of a successful development effort.

Symphony will be required to absorb the development risk for its equity investment in Allegro. Pursuant to FIN 46R’s requirements, Symphony’s equity investment in Allegro is classified as noncontrolling interest in our consolidated balance sheets. The noncontrolling interest held by Symphony has been reduced by the $10.7 million fair value of the warrant it received in consideration for the Purchase Option and $2.85 million of fees we immediately paid to Symphony upon the transaction’s closing because the total consideration provided by us to Symphony effectively reduces Symphony’s at-risk equity investment in Allegro. While we perform the research and development on behalf of Allegro, our development risk is limited to the consideration we provided to Symphony (the warrant and fees).

Losses incurred by Allegro are charged to the noncontrolling interest until that balance has been reduced to zero, at which point our net loss will be increased for the research and development expenses incurred subsequent to that date. Net losses incurred by Allegro and charged to the noncontrolling interest were $10.8 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, the noncontrolling interest balance was $24.0 million. We currently expect the noncontrolling interest to be exhausted by the end of 2009. As of December 31, 2007, the investments held by Allegro were $39.4 million, which we expect to spend through the term of the collaboration in 2011.

If we do not exercise the Purchase Option, we would expect to recognize losses incurred after the noncontrolling interest in Allegro is reduced to zero. Furthermore, if the Purchase Option expires unexercised, we would then be required to deconsolidate Allegro. That potential deconsolidation would not be expected to impact our earnings because the carrying value of the net assets of Allegro would be expected to be zero.

In contrast, if we exercise the Purchase Option, we will retain control of Allegro. As such, we would expect to record the exercise of the Purchase Option as a return to the noncontrolling interest. We do not expect to recognize an asset for the Purchase Option payment to be made to Symphony. Instead, the payment is expected to be accounted for as a capital transaction (that is, a return to the noncontrolling interest) that would not affect our net income or loss. However, because the exercise of the Purchase Option will be accounted for as a capital transaction, it will be treated as a deemed dividend for purposes of reporting earnings per share, increasing loss per share or decreasing income per share, as the case may be, in the period we exercise the Purchase Option. If the Programs are successful and the resources are available, we expect to exercise the Purchase Option.

Results of Operations

Comparison of Years Ended December 31, 2007 and 2006

Revenue.  We had no revenues in 2007 and had $1.0 million of revenues in 2006. In 2006, we recognized approximately $1.0 million of government grant revenue and $30,000 of revenue from drug compound feasibility screening. We do not expect additional grant revenue in 2008, as we place greater emphasis on strategic partnerships and allocate fewer resources to obtaining grants. We do not expect to generate significant, if any, revenues from drug compound feasibility screening in future periods.

Operating Expenses

Share-based compensation expenses had varying degrees of impact on our comparative operating expenses for the years ended December 31, 2007, 2006 and 2005. Our operating expenses for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Non share-based compensation expenses:
Research and development	$43,760	$34,724	$26,067
General and administrative	13,357	9,522	8,781

Total non share-based compensation expenses	57,117	44,246	34,848
Share-based compensation expenses:
Research and development	1,885	1,770	167
General and administrative	1,531	447	874

Total share-based compensation expenses	3,416	2,217	1,041

Total operating expenses	$60,533	$46,463	$35,889

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

The table below sets forth our research and development expenses since January 1, 2003 and cumulative expenses for each of our lead product candidates based on our internal records and estimated allocations of employee time and related expenses:

	Year Ended December 31,
Preclinical and Clinical Development:	2007	2006	2005	2004	2003	Total
	(In thousands)

AZ-004/104	$15,524	$6,073	$3,187	$119	$—	$24,903
AZ-001	8,163	9,535	6,369	8,640	5,514	38,221
AZ-002	3,795	3,094	3,803	1,930	490	13,112
AZ-003	1,474	3,687	5,021	1,706	936	12,824
AZ-007	8,214	2,384	—	—	—	10,598
Other preclinical programs	—	3,243	—	—	—	3,243

Total preclinical and clinical development	37,170	28,016	18,380	12,395	6,940	102,901
Research	8,475	8,478	7,855	2,752	4,547	40,217

Total research and development	$45,645	$36,494	$26,235	$15,147	$11,487	$143,118

Research and development expenses increased 25% to $45.6 million in 2007 from $36.5 million in 2006. The increases were due primarily to:

•	increased spending on our AZ-004/104 and AZ-002 product candidates as we continued development of these product candidates under the Symphony Allegro agreement, including the launch of a Phase 2a clinical trial of AZ-104 at the end of the second quarter of 2007, and

•	the increased spending on our AZ-007 product candidate.

These increased efforts were partially offset by decreased spending on:

•	our AZ-001 product candidate due to the completion of the Phase 2b clinical trial in the first quarter of 2007,

•	our AZ-003 product candidate, as we significantly reduced development on this program until we obtained a developmental partner, and

•	our other preclinical development as we focused our efforts on our AZ-007 product candidate.

We expect to continue to devote substantial resources to research and development to support the continued development of our product candidates and core technology, and to expand our manufacturing development. We expect that research and development expenses for clinical trials will continue to increase as we conduct additional and later-stage clinical trials for our product candidates. We also expect that research and development expense for development for our multiple dose technology applicable to our AZ-003 program, which is partnered with Endo Pharmaceuticals, will increase in 2008 and 2009. In addition, we expect to incur additional non-cash stock-based compensation expense as future employee stock options granted are recorded at fair value and existing grants continue to be expensed.

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

General and administrative expenses increased 49% to $14.9 million in 2007 from $10.0 million in 2006. The increase was primarily due to expanding legal and accounting staff, adding infrastructure and incurring additional costs related to operating as a public company, investor relations programs, increased director fees, increased professional fees and non-cash stock-based compensation expense.

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

Interest and Other Income, Net.  Interest and other income, net, primarily represents income earned on our cash, cash equivalents, marketable securities balances, and marketable securities held by Symphony Allegro. Interest and other income, net was $5.6 million for 2007 and $2.7 million for 2006. The increase was primarily due to higher average cash, cash equivalent and marketable securities balances due to our public stock offering in May 2007, and the addition of investments held by Symphony Allegro, Inc in December 2006. We expect interest income to decrease in future periods as we expect our cash, cash equivalent and marketable securities balances to decrease as we continue to incur net losses, and we expect to earn lower interest rates on such balances due to current market conditions.

Interest Expense.  Interest expense represents interest on our equipment loans and was $1.0 million in 2007 and $0.8 million in 2006. The increase was primarily due to increases in our equipment loan borrowings. We expect interest expense to continue to increase as we anticipate additional borrowings under our equipment financing agreements.

Loss Attributed to Noncontrolling Interest in Symphony Allegro.  Pursuant to the agreements that we entered into with Symphony Allegro, Inc. in December 2006, we consolidate Symphony Allegro’s financial condition and results of operations in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46R”). Accordingly, we have deducted the losses attributable to the noncontrolling interest from our net loss in the consolidated statement of operations, and we have also reduced the noncontrolling interest holders’ ownership interest in Symphony Allegro, Inc. in the consolidated balance sheet by the loss attributed to the noncontrolling interests in Symphony Allegro, Inc. The losses attributed to the noncontrolling interest holders was $10.8 million in 2007 and $1.7 million in 2006. The increase was primarily due to a full year of Symphony Allegro losses in 2007 compared to one month of losses in 2006 and the timing of expenses incurred on the AZ-004 and AZ-104 clinical trials.

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

Operating Expenses

Research and Development Expenses.  Research and development expenses increased 39% to $36.5 million in 2006 from $26.2 million in 2005. The increase was due primarily to increased spending on clinical trials for AZ-001 and AZ-004 product candidates, additional spending on new preclinical programs, increased staffing and other personnel related costs to support our preclinical studies and clinical trials and additional internal research efforts and increased share-based compensation expense.

General and Administrative Expenses.  General and administrative expenses increased 3% to $10.0 million in 2006 from $9.7 million in 2005. Expenses in 2005 include $3.1 million related to the extinguishment of the officer notes and related taxes paid on behalf of the officers. Excluding this expense, general and administrative expenses increased $3.4 million (35%) which was primarily due to expanding legal and accounting staff, adding infrastructure and incurring additional costs related to operating as a public company, including directors’ and officers’ insurance, investor relations programs, increased director fees, increased professional fees and non-cash stock-based compensation expense. In 2005, we also incurred certain incremental charges resulting from the extinguishment of officer notes.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate net proceeds from such sales totaling $215.6 million, revenues primarily from government grants totaling $6.9 million and funding from Symphony Allegro. We have received additional funding from equipment financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our Employee Stock Purchase Plan. As of December 31, 2007, we had $69.4 million in cash, cash equivalents and marketable securities, $39.4 million of marketable securities held by Symphony Allegro, and $3.6 million available under an equipment financing line of credit. The marketable securities held by Symphony Allegro are used to fund the development of AZ-002, AZ-004 and AZ-104 and are not available for general corporate expenses. Our cash and marketable security balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Investments held by Symphony Allegro consist of investments in a money market fund that invests primarily in domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. and Yankee bank obligations and fully collateralized repurchase agreements. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.

Net cash used in operating activities was $35.8 million, $33.3 million, and $22.0 million in 2007, 2006 and 2005, respectively. The net cash used in each of these periods primarily reflects net loss for these periods, offset in part by depreciation, non-cash stock-based compensation, loss attributed to noncontrolling interests, extinguishment of officer notes receivable and non-cash changes in operating assets and liabilities. In 2007, the large increase in other receivables was affected by a receivable of $10.0 million from Endo related to the license agreement signed in December 2007 and a $2.1 million receivable related to the reimbursement of leasehold improvements from the landlord of our Mountain View facility. In 2007, the increase in other liabilities is primarily due to $10.0 million of deferred revenues related to the Endo license agreement, and the effects of $14.3 million of leasehold improvement reimbursements from the Mountain View landlord in 2007 recorded as deferred rent in 2007.

Net cash provided by (used in) investing activities was $(20.0) million, $(61.4) million, and $15.9 million in 2007, 2006 and 2005, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. During 2007 and 2006 we purchased $11.4 million and $2.9 million of marketable securities, net of maturities, respectively. In 2006, we also had net purchases of $50.0 million of investments by Symphony Allegro. In 2005 we sold $21.6 million of marketable securities, net of purchases. Purchases of property and equipment were $19.1 million, $8.1 million, and $5.6 million in 2007, 2006 and 2005, respectively, of which $16.5 million of property and equipment purchases in 2007 related to the build out of our leased facility in Mountain View, California. A significant portion of the increased purchase of property and equipment in 2005 related to our expansion into a second leased facility in Palo Alto, California. We expect to continue to make significant investments in the purchase of property and equipment to support our expanding operations; however, we expect overall purchase of property and equipment to be lower in 2008 as compared to 2007 as we do not expect to make any significant modification to our facilities in 2008.

Net cash provided by financing activities was $70.1 million, $94.9 million, and $4.1 million in 2007, 2006 and 2005, respectively. Financing activities consist primarily of proceeds from the sale of our common and preferred stock, issuance of a noncontrolling interest, and equipment financing arrangements. In 2007 and 2006, we received net proceeds from the issuance of common stock of $67.8 million and $46.0 million, respectively. In 2006, we received net proceeds of $47.2 from purchase of noncontrolling interests by preferred shareholders in Symphony Allegro, net of fees. Proceeds from equipment financing arrangements, net of payments, were $2.3 million, $1.8 million, and $3.7 million during 2007, 2006 and 2005, respectively.

We anticipate that existing cash, cash equivalents and marketable securities, along with interest earned thereon, funding available under our equipment financing arrangements, expected payments from Symphony Allegro, expected proceeds from stock option exercises and purchases under our Employee Stock Purchase Plan, will enable us to maintain our currently planned operations through the middle of 2009. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying this estimate include:

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

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition and results of operations.

Contractual Obligations

We lease two buildings with an aggregate of 106,894 square feet of manufacturing, office and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. We currently occupy 87,560 square feet of these facilities and will gain access to the remaining 19,334 square feet on or about June 1, 2008. The lease for both facilities expires on March 31, 2018, and we have two options to extend the lease for five years each. We lease two buildings with an aggregate of 65,143 square feet of office and laboratory facilities in Palo Alto, California. The lease on one facility expires on March 31, 2008, and the lease on the second facility expires on June 30, 2008.

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

Our future contractual obligations for equipment financing and operating leases, including financing costs, at December 31, 2007 were as follows:

	Payments Due by Period
		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)

Equipment financing obligations	$12,323	$5,448	$6,509	$366	$—
Operating lease obligations	49,991	4,424	9,627	10,253	25,687

Total	$62,314	$9,872	$16,136	$10,619	$25,687

On November 2, 2007, we entered into a manufacturing and supply agreement, or the supply agreement, with Autoliv relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and us executed in October 2005. Under the terms of the supply agreement, Autoliv has agreed to manufacture, assemble and test the chemical heat packages solely for us in conformance with our specifications. We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the supply agreement expires on December 31, 2012 and may be extended by written mutual consent.

On December 27, 2007, we entered into a license, development and supply agreement with Endo. Pursuant to the agreement, Endo obtained a license to develop and commercialize AZ-003 (Staccato fentanyl) in North America and to obtain a supply of AZ-003 from us. Endo is responsible for regulatory, pre-clinical and clinical development, and for commercializing the product. We are responsible for the development of the Staccato Electric Multiple Dose commercial device and we have the exclusive right to manufacture the product for clinical development and commercial supply. Both Alexza and Endo will be responsible for all internal costs and expenses incurred related to their area of responsibility.

Recent Accounting Pronouncements

Statement of Financial Accounting Standard No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations and cash flows but do not believe the impact of the adoption will be material.

Statement of Financial Accounting Standard No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of electing to adopt the provisions of SFAS 159 on our financial position, results of operations and cash flows and, the impact of adoption is unknown at this time.

Statement of Financial Accounting Standard No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will require that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet. SFAS 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, as well as requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.

Emerging Issues Task Force Issue No. 07-1

In November 2007, the Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Agreements Related to the Development and Commercialization of Intellectual Property. EITF 07-1 addresses the accounting for participants in collaborative arrangements that are conducted without the creation of a separate legal entity and requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period a statement of operations is presented. The provisions of EITF 07-1 are effective for fiscal years beginning after December 15, 2008 We are currently evaluating the impact of the provisions of EITF 07-1 on our financial position, results of operations and cash flows.

Emerging Issues Task Force Issue No. 07-3

In June 2007, the EITF ratified EITF Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. We are currently evaluating the impact of the provisions of EITF 07-3 on our financial position, results of operations and cash flows but do not believe the impact of the adoption will be material.

FASB Interpretation No. 48

In July, 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Our adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on our financial statements. We adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN 48 are classified as part of our income tax provision. We have not incurred any interest or penalties as of December 31, 2007. We do not anticipate any significant change within 12 months of this reporting date of our uncertain tax positions. We do not anticipate any events which could cause the change to these uncertainties. We are subject to taxation in the US and various states jurisdictions. There are no ongoing examinations by taxing authorities at this time. Our various tax years starting with 2000 to 2006 remain open in various taxing jurisdictions.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, which have maturities of less than three months, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of December 31, 2007, we had cash, cash equivalents and marketable securities of $69.4 million and investments held by Symphony Allegro of $39.4 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. In the third and fourth quarters of 2007, we performed a review of our investment portfolio and believe we have minimal exposure related to mortgage and other asset backed securities and no exposure to auction rate securities.

Item 8.	Financial Statements and Supplementary Data

ALEXZA PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	65
Consolidated Balance Sheets as of December 31, 2007 and 2006	66
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 and for the period from December 19, 2000 (inception) to December 31, 2007	67
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from December 19, 2000 (inception) to December 31, 2007	68
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 and for the period from December 19, 2000 (inception) to December 31, 2007	75
Notes to Consolidated Financial Statements	76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alexza Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Alexza Pharmaceuticals, Inc. (a development stage company) (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 and for the period from December 19, 2000 (inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexza Pharmaceuticals, Inc. (a development stage company) at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 and for the period from December 19, 2000 (inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alexza Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 11, 2008

ALEXZA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$31,337	$17,032
Marketable securities	38,054	25,591
Investments held by Symphony Allegro, Inc.	39,449	49,956
Other receivables	12,055	—
Prepaid expenses and other current assets	1,377	1,263

Total current assets	122,272	93,842
Property and equipment, net	26,156	11,136
Restricted cash	604	604
Employee notes receivable, net of unamortized discount	—	83
Other assets	93	101

Total assets	$149,125	$105,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,206	$5,933
Accrued clinical trial liabilities	1,301	1,641
Other accrued liabilities	5,087	3,849
Current portion of equipment financing obligations	4,586	2,770

Total current liabilities	16,180	14,193
Deferred rent	16,685	1,191
Deferred revenue	10,000	—
Noncurrent portion of equipment financing obligations	6,317	5,865
Non controlling interest in Symphony Allegro, Inc.	23,952	34,743
Commitments
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2007 and 2006; no shares issued and outstanding at December 31, 2007 or 2006	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2007 and 2006; 31,137,851 and 23,819,313 shares issued and outstanding at December 31, 2007 and 2006, respectively	3	2
Additional paid-in capital	240,681	170,442
Deferred stock compensation	(739)	(1,703)
Other comprehensive income	141	9
Deficit accumulated during development stage	(164,095)	(118,976)

Total stockholders’ equity	75,991	49,774

Total liabilities and stockholders’ equity	$149,125	$105,766

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				December 19,
				2000 (Inception)
	Year Ended December 31,			to December 31,
	2007	2006	2005	2007
	(In thousands, except per share amounts)

Revenue	$—	$1,028	$2,230	$6,945
Operating expenses:
Research and development	45,645	36,494	26,235	143,118
General and administrative	14,888	9,969	9,654	45,063
Acquired in-process research and development	—	—	—	3,916

Total operating expenses	60,533	46,463	35,889	192,097

Loss from operations	(60,533)	(45,435)	(33,659)	(185,152)
Interest and other income, net	5,626	2,687	1,615	11,192
Interest expense	(1,003)	(778)	(358)	(2,646)

Loss before non controlling interest in Symphony Allegro, Inc.	(55,910)	(43,526)	(32,402)	(176,606)
Loss attributed to non controlling interest in Symphony Allegro, Inc.	10,791	1,720	—	12,511

Net loss	$(45,119)	$(41,806)	$(32,402)	$(164,095)

Basic and diluted net loss per common share	$(1.58)	$(2.13)	$(18.98)

Shares used to compute basic and diluted net loss per common share	28,605	19,584	1,707

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

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

											Deficit
											Accumulated	Total
	Convertible						Additional	Stockholder	Deferred	Other	During the	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	(Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2006 (brought forward)	—	$—	—	$—	23,819,313	$2	$170,442	$—	$(1,703)	$9	$(118,976)	$49,774
Issuance of common stock for cash and shares upon exercise of options at a weighted average price of $1.28 per share	—	—	—	—	204,423	—	432	—	—	—	—	432
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	205,870	—	1,405	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	8,245	—	—	—	—	—	—	—
Issuance of common stock for cash, net of offering costs of $4,743	—	—	—	—	6,900,000	1	65,981	—	—	—	—	65,982
Compensation expense related to consultant stock options	—	—	—	—	—	—	75	—	—	—	—	75
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	2,733	—	—	—	—	2,733
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	577	—	—	577
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(387)	—	387	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	132	—	132
Net loss	—	—	—	—	—	—	—	—	—	—	(45,119)	(45,119)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(44,987)

Balance at December 31, 2007	—	$—	—	$—	31,137,851	$3	$240,681	$—	$(739)	$141	$(164,095)	$75,991

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period From
				December 19,
				2000
	Year Ended			(Inception) to
	December 31,			December 31,
	2007	2006	2005	2007
	(In thousands)

Cash flows from operating activities:
Net loss	$(45,119)	$(41,806)	$(32,402)	$(164,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributed to noncontrolling interests	(10,791)	(1,720)	—	(12,511)
Stock compensation expense — consultants	75	145	195	500
Stock compensation expense — employees	2,733	1,345	442	4,539
Extinguishment of officer notes receivable	—	—	2,300	2,300
Amortization of deferred stock compensation	577	727	404	1,708
Issuance of common stock for intellectual property	—	—	—	92
Charge for acquired in-process research and development	—	—	—	3,916
Amortization of assembled workforce	—	—	—	222
Amortization of debt discount and deferred interest	49	35	47	324
Amortization of premium/(discount) on available-for-sale securities	(929)	(1,035)	444	70
Depreciation	4,016	3,677	2,082	11,465
Loss on disposal of property and equipment	23	28	6	66
Changes in operating assets and liabilities:
Receivables	(12,055)	35	292	(12,055)
Prepaid expenses and other current assets	(114)	534	(1,001)	(1,371)
Other assets	42	7	(148)	(2,601)
Accounts payable	(727)	3,009	1,994	5,077
Accrued clinical trial expense and other accrued expenses	898	505	251	2,688
Deferred revenues	10,000	—	—	10,000
Other liabilities	15,494	1,191	3,138	20,075

Net cash used in operating activities	(35,828)	(33,323)	(21,956)	(129,591)

Cash flows from investing activities:
Purchase of available-for-sale securities	(62,466)	(72,129)	(39,074)	(277,802)
Maturities of available-for-sale securities	51,064	69,194	60,639	239,820
Purchase of available-for-sale securities held by Symphony Allegro, Inc.	—	(49,975)	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	10,507	19	—	10,526
Decrease (increase) in restricted cash	—	(400)	(19)	(604)
Purchases of property and equipment	(19,059)	(8,067)	(5,609)	(37,425)
Proceeds from disposal of property and equipment	—	—	—	3
Cash paid for merger	—	—	—	(250)

Net cash provided by (used in) investing activities	(19,954)	(61,358)	15,937	(115,707)

Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options and stock purchase rights	67,819	45,993	357	114,312
Repurchase of common stock	—	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	—	29
Proceeds from equipment term loans	5,814	3,997	4,923	18,932
Payments of equipment term loans and leases	(3,546)	(2,235)	(1,192)	(8,482)
Proceeds from purchase of non controlling interest by preferred shareholders in Symphony Allegro, Inc., net of fees	—	47,171	—	47,171

Net cash provided by financing activities	70,087	94,926	4,088	276,635

Net increase (decrease) in cash and cash equivalents	14,305	245	(1,931)	31,337
Cash and cash equivalents at beginning of period	17,032	16,787	18,718	—

Cash and cash equivalents at end of period	$31,337	$17,032	$16,787	$31,337

Supplemental disclosures of cash flow information
Cash paid for interest	$1,003	$728	$285	$2,330

Non cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$107,194	$—	$107,194

Warrant issued in conjunction with Symphony Allegro transaction	$—	$10,708	$—	$10,708

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

Basis of Consolidation

The consolidated financial statements include the accounts of Alexza and its variable interest entity, Symphony Allegro, Inc., for which Alexza is the primary beneficiary as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated.

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

In May 2007, the Company completed a public offering of 6,900,000 shares of its common stock, including the full underwriters’ over-allotment option, at a public offering price of $10.25 per share. Net cash proceeds from the public offering were approximately $66.0 million, after deducting underwriting discounts and commissions and other offering expenses

2.	Summary of Significant Accounting Policies

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

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The Company carries cash, cash equivalents and available for sale marketable securities at fair value. The Company’s other financial instruments, including accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value given their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and marketable securities and restricted cash to the extent of the amounts recorded on the balance sheets. The Company’s cash, cash equivalents, marketable securities and restricted cash are placed with high credit-quality financial institutions and issuers. All cash, cash equivalents, marketable securities and investments held by Symphony Allegro, Inc. are maintained with financial institutions that the Company’s management believes are high credit-quality. Marketable securities held by Symphony Allegro, Inc. consist of investments in a money market fund that invests primarily in domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. and Yankee bank obligations and fully collateralized repurchase agreements. The Company believes that its established guidelines for investment of its excess cash maintain liquidity through its policies on diversification and investment maturity.

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

All other investments are classified as available for sale marketable securities. The Company views its available for sale investments as available for use in current operations. Accordingly, the Company has classified all investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Marketable securities are carried at estimated fair value with unrealized gains or losses included in accumulated other comprehensive income (loss) in stockholders’ equity. The fair value of marketable securities is based on quoted market prices.

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

The Company reviews its investments for other than temporary decreases in market value on a quarterly basis. Through December 31, 2007, the Company has not recorded an other than temporary impairment.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated life of the asset, generally three years for computer equipment and five years for laboratory equipment and furniture. Leasehold improvements are amortized over the estimated useful life or the remaining lease term, whichever is shorter.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

Under the Company’s facility lease agreements and an agreement with its utilities provider, the Company must maintain letters of credit as security for performance under these agreements. The letters of credit are secured by certificates of deposits in amounts equal to the letters of credit, which are classified as restricted cash, a non-current asset. At December 31, 2007 and 2006 the Company maintained the following letters of credit and restricted cash balances (in thousands):

	December 31,
	2007	2006

Mt. View facility	$400	$400
Palo Alto facilities	163	163
Palo Alto utility account	41	41

	$604	$604

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

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13 (SAB 104).

Revenue has consisted primarily of amounts earned under research grants with the National Institutes of Health. The Company’s federal government research grants provided for the reimbursement of qualified expenses for research and development as defined under the terms of each grant. Equipment purchased specifically for grant programs was recorded at cost and depreciated over the grant period. Revenue under grants was recognized when the related qualified research and development expenses were incurred up to the limit of the approval funding amounts.

In determining the accounting for collaboration agreements, the Company follows the provisions of Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 provides guidance on whether an arrangement involves multiple revenue-generating deliverables that should be accounted for as a single unit of accounting or divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the arrangement represents a single unit of accounting, the revenue recognition policy and the performance obligation period must be determined (if not already contractually defined) for the entire arrangement. If the arrangement represents separate units of accounting according to the EITF’s separation criteria, a revenue recognition policy must be determined for each unit. Revenues for non-refundable upfront license fee payments will be recognized on a straight line basis as Collaboration Revenue over the estimated performance period.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

In July, 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company’s adoption of the provisions of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial statements. The Company adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN 48 are classified as part of its income tax provision.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive income (loss) for all periods presented has been disclosed in the Company’s Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit).

Share-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R (“SFAS 123R”), Share-Based Payment. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS 123R, companies are no longer able to account for share-based compensation transactions using the intrinsic-value method, the Company’s previous accounting method, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Instead,

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

companies are required to account for such transactions using a fair-value method and recognize the expense in the statement of operations.

On January 1, 2006, the Company adopted SFAS 123R using the prospective transition method, as required by the statement. Under this transition method, beginning January 1, 2006, employee share-based compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of December 31, 2005 for (i) employees using the intrinsic value in accordance with the provisions of APB 25 and (ii) non-employees using the fair value in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted or modified subsequent to December 31, 2005, based on the fair value estimated in accordance with the provisions of SFAS 123R.

All share-based payment awards are amortized on a ratable basis over the requisite service periods of the awards, which are generally the vesting periods.

Employee Share-Based Awards Granted Prior to January 1, 2006

Compensation cost for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS 123R, are accounted for using the option’s intrinsic value. The Company recorded the total valuation of these options as a component of stockholders’ equity (deficit), which will be amortized over the vesting period of the applicable option on a straight line basis. During the years ended December 31, 2007 and 2006, the Company reversed $387,000 and $495,000, respectively, of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. The Company had no such reversals in the year ended December 31, 2005. At December 31, 2007, the expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

2008	471
2009	268

$739

Employee Share-Based Awards Granted On or Subsequent to January 1, 2006

Compensation cost for employee share-based awards granted on or after January 1, 2006, the date the Company adopted SFAS 123R, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and will be recognized over the vesting period of the applicable award on a straight-line basis. During the years ended December 31, 2007 and 2006 the Company issued employee share-based awards in the form of stock options and restricted stock units under the Company’s equity incentive plans and stock purchase rights under the Company’s employee stock purchase plan.

Stock Options, Stock Purchase Rights and Restricted Stock Units

During the years ended December 31, 2007 and 2006, the weighted average fair value of the employee stock options granted was $6.22 and $5.50, respectively, the weighted average fair value of stock purchase rights granted was $3.44 and $3.23, respectively, and the weighted average fair value of restricted stock units granted was $8.89 and $7.00, respectively.

The estimated fair value of restricted stock unit awards is calculated based on the market price of Alexza’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on Alexza common stock prior to vesting of the restricted stock unit. The Company’s estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following assumptions:

	Year Ended December 31,
	2007	2006

Stock Option Plans
Weighted-average expected term	6.1 years	6.1 years
Expected volatility	73%	80%
Risk-free interest rate	4.72%	4.71%
Dividend yield	0%	0%
Employee Stock Purchase Plan
Weighted-average expected term	1.42 years	1.4 years
Expected volatility	53%	53%
Risk-free interest rate	4.31%	4.77%
Dividend yield	0%	0%

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

Volatility.  Since the Company has been operating as a public entity for a period that is significantly shorter than it estimated option life, the expected volatility used for fiscal 2007 and 2006 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.

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

Forfeiture Rate.  SFAS 123R also requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. The Company’s estimated forfeiture rate is approximately 5.9%.

As of December 31, 2007, there was $7,364,000, $650,000 and $1,640,000 total unrecognized compensation costs related to non-vested stock option awards issued after January 1, 2006, non-vested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 3.1 years, 3.4 years and 1.2 years, respectively.

Nonemployee Stock Option Awards

During 2007, the Company had unvested options to purchase shares of common stock to nonemployees with exercise prices ranging from $1.10 to $11.70. The Company used the Black-Scholes valuation model, using estimated volatility rates ranging from 53% to 80%, an expected life representing the remaining contractual life,

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which ranged from 1.25 to 10 years, an expected dividend yield of 0% and a weighted average risk-free interest rate ranging from 4.62% to 4.83%. As of December 31, 2007, stock options to acquire 4,443 shares are subject to remeasurement of fair value. The stock compensation costs of these options granted to nonemployees are remeasured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of service received.

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

There was no share-based compensation capitalized as of December 31, 2007.

Recent Accounting Pronouncements

Statement of Financial Accounting Standard No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the impact of the provisions of SFAS 157 on its financial position, results of operations and cash flows but does not believe the impact of the adoption will be material.

Statement of Financial Accounting Standard No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of electing to adopt the

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of SFAS 159 on its financial position, results of operations and cash flows, and therefore, the impact of adoption is unknown at this time.

Statement of Financial Accounting Standard No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will require that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet. SFAS 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, as well as requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.

Emerging Issues Task Force Issue No. 07-1

In November 2007, the Emerging Issue Task Force (“EITF”) ratified EITF Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Agreements Related to the Development and Commercialization of Intellectual Property. EITF 07-1 addresses the accounting for participants in collaborative arrangements that are conducted without the creation of a separate legal entity and requires participants in collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period a statement of operations is presented. The provisions of EITF 07-1 are effective for fiscal years beginning after December 15, 2008 The Company is currently evaluating the impact of the provisions of EITF 07-1 on its financial position, results of operations and cash flows.

Emerging Issues Task Force Issue No. 07-3

In June 2007, the EITF ratified EITF Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and earlier application is not permitted. The Company is currently evaluating the impact of the provisions of EITF 07-3 on its financial position, results of operations and cash flows but does not believe the impact of the adoption will be material.

3.	Net Loss per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less weighted average shares subject to repurchase, of which there were none in 2007, 2006 or 2005. Outstanding stock options, warrants, unvested restricted stock units, and shares to be issued upon conversion of outstanding convertible preferred stock, if any, are not included in the net loss per share calculation for the years ended December 31, 2007, 2006 and 2005 because the inclusion of such shares would have had an anti-dilutive effect.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Potentially dilutive securities include the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

Outstanding stock options	3,207	2,611	2,008
Unvested restricted stock units	93	34	—
Warrants to purchase common stock	2,016	2,016	178
Convertible preferred stock	—	—	79,857

4.	Cash, Cash Equivalents, Marketable Securities and Restricted Cash

Cash, cash equivalents, marketable securities and restricted cash consisted of:

	December 31,
	2007	2006
	(In thousands)

Cash	$327	$401
Money market accounts	17,527	16,631
Certificates of deposit	604	604
Commercial paper	14,928	—
Government securities	5,998	—
Corporate debt securities	29,121	25,591
Asset-backed securities	1,490	—

	$69,995	$43,227

Reported as:
Cash and cash equivalents	$31,337	$17,032
Marketable securities	38,054	25,591
Restricted cash	604	604

	$69,995	$43,227

At December 31, 2007, all securities had a maturity date of less than one year.

Fair values of cash equivalents and marketable securities approximate cost primarily due to the short-term maturities of the investments and the low incidence of changes in security credit ratings. Unrealized gains on available-for-sale securities of $132,000 were reported as a component of stockholders’ equity.

Investments held by Symphony Allegro, Inc. consist of investments in a money market fund that invests primarily in domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. and Yankee bank obligations and fully collateralized repurchase agreements. The marketable securities held by Symphony Allegro are used to fund the development of AZ-002, AZ-004 and AZ-104 and are not available for general corporate expenses.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Lab equipment	$10,628	$9,490
Computer equipment and software	4,763	4,175
Furniture	996	609
Leasehold improvements	20,687	4,231

	37,074	18,505
Less: accumulated depreciation	(10,918)	(7,369)

	$26,156	$11,136

Property and equipment also includes equipment that secures the Company’s equipment financing agreements of $16,036,000 and $13,653,000 at December 31, 2007 and 2006, respectively. Accumulated depreciation related to assets under the equipment financing loans was $9,190,000 and $6,090,000 at December 31, 2007 and 2006, respectively. Amortization of property and equipment under equipment financing agreements is included in depreciation and amortization expense in the statement of cash flows.

6.	Other Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Accrued compensation	$3,532	$2,856
Accrued professional fees	555	349
Other	1,000	644

	$5,087	$3,849

7.	Commitments

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

In May 2005, the Company consolidated $2,714,000 of borrowings under an equipment financing agreement into one term loan with 48 equal monthly installments and a fixed interest rate of 7.25%.

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

In December 2006, the Company entered into an equipment financing agreement with two lenders for up to $12,000,000. Advances are to be repaid in 36 — 48 monthly installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasuries of comparable maturities. The equipment purchased under the equipment financing agreement is pledged as security. The funding period under the agreement terminated on December 31, 2007. In February 2008, the Company signed a proposal from the lender to allow the Company to borrow up to $3,600,000 between the extension date and February 28, 2009.

Future principal payments under the equipment financing agreements as of December 31, 2007 are as follows (in thousands):

2008	$4,586
2009	4,048
2010	1,916
2011	353

Total	$10,903

Operating Leases

The Company leases two buildings with an aggregate of 106,894 square feet of manufacturing, office and laboratory facilities in Mountain View, California, which the Company began to occupy in the fourth quarter of 2007. The Company currently occupies 87,560 square feet of these facilities and will gain access to the remaining 19,334 square feet on or about June 1, 2008. The lease included a provision for the Company to obtain access to the facilities prior to the commencement of rental payments and includes scheduled annual rent increases. The Company recognizes rental expense on the facility on a straight line basis over the initial term of the lease. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. The lease for both facilities expires on March 31, 2018, and the Company has two options to extend the lease for five years each.

The Mountain View lease, as amended, included $15,964,000 of tenant improvement reimbursements from the landlord. As of December 31, 2007, $1,310,000 remains available for reimbursement from the landlord. The Company has recorded all tenant improvements as additions to property and equipment and is amortizing the improvements over the shorter of the estimated useful life of the improvement or the remaining life of the lease. The reimbursements received from the landlord are included in deferred rent liability and amortized over the life of the lease as a contra-expense. At December 31, 2007, the Company recorded a $2,055,000 receivable for tenant improvement reimbursements due from the landlord. This amount is included in Other Receivables in the balance sheet.

The Company also leased (but did not occupy) premises in Pleasanton, California. This lease was initiated by Molecular Delivery Corporation prior to its merger with the Company. This lease expired in July 2005. The Company sublet this facility to a third party under a non-cancelable sublease through July 2005, the end of the lease.

The Company’s leases of its two facilities with an aggregate of 65,143 square feet of office and laboratory facilities in Palo Alto, California are due to expire in March 2008 and June 2008.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under non-cancelable operating leases at December 31, 2007 were as follows (in thousands):

2008	$4,424
2009	4,685
2010	4,942
2011	5,064
2012	5,189
Thereafter	25,687

Total minimum payments	$49,991

Rental expense was $5,402,000, $2,514,000, $1,194,000, and $11,143,000, for the years ended December 31, 2007, 2006 and 2005, and for the period from December 19, 2000 (inception) to December 31, 2007, respectively. Rental income from the sublease agreement was $72,000, and $125,000 for the year ended December 31, 2005 and for the period from December 19, 2000 (inception) to December 31, 2007, respectively. The Company received no rental income in the years ended December 31, 2007 and 2006.

8.	License Agreements

Symphony Allegro, Inc.

On December 1, 2006 (the “Closing Date”), the Company entered into a series of related agreements with Symphony Capital LLC (“Symphony Capital”), Symphony Allegro Holdings LLC (“Holdings”) and Holdings’ wholly owned subsidiary Symphony Allegro, Inc., (“Allegro”) providing for the financing of the clinical development of its AZ-002, Staccato alprazolam, and the AZ-004/104, Staccato loxapine, product candidates (the “Programs”). The material agreements included the: (i) Purchase Option Agreement by and among Holdings and Allegro and Alexza (the “Purchase Option Agreement”); (ii) Warrant Purchase Agreement between Holdings and Alexza (the “Warrant Purchase Agreement”); (iii) Warrant to Purchase shares of Common Stock issued to Holdings (the “Warrant”); (iv) Amended and Restated Research and Development Agreement by and among Holdings and Allegro and Alexza (the “R&D Agreement”); and (v) Novated and Restated Technology License Agreement by and among Holdings and Allegro and Alexza (the “License Agreement”). Symphony Capital and other investors (“Symphony”) invested $50 million in Holdings, which then invested the $50 million in Allegro. Pursuant to the agreements, Allegro agreed to invest up to the full $50 million to fund the clinical development of the Programs, and the Company licensed to Allegro certain intellectual property rights related to these Programs.

Pursuant to the agreements, the Company continues to be primarily responsible for all preclinical, clinical and device development efforts, as well as maintenance of the intellectual property portfolio for the Programs. The Company and Allegro have established a Development Committee to oversee the Programs. The Company participates in the Development Committee and has the right to appoint one of the five members of the board of directors of Allegro.

Pursuant to the agreements, the Company has no further obligation beyond the items described above and the Company has no obligation to the creditors of Allegro as a result of our involvement with Allegro. The investments held by Allegro are to be used to fund the development of the Programs, and are not available for general corporate expenses.

Pursuant to the Warrant Agreement, the Company issued to Holdings a five-year warrant to purchase 2,000,000 shares of the Company’s common stock at $9.91 per share. The Warrant, issued upon closing, was assigned a value of $10.7 million using the Black-Scholes valuation model and has been recorded in additional paid in capital.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In consideration for the Warrant, the Company received an exclusive purchase option (the “Purchase Option”) that gives the Company the right, but not the obligation, to acquire all, but not less than all, of the equity of Allegro, thereby allowing the Company to reacquire all of the Programs. This Purchase Option is exercisable at any time from December 1, 2007 to December 1, 2010, at predetermined prices that increase over time and range from $67.5 million starting December 31, 2007 to $122.5 million through November 30, 2010. The Purchase Option exercise price may be paid for in cash or in a combination of cash and the Company’s common stock, at the Company’s sole discretion, provided that the common stock portion may not exceed 40% of the Purchase Option exercise price, or 10% of our common stock issued and outstanding as of the purchase option closing date.

The Company determined, pursuant to the guidance in FIN 46R, that Allegro is a variable interest entity and the Company is the primary beneficiary. As a result, the Company has included the financial position and results of operations of Allegro in its consolidated financial statements from the date of Allegro’s formation in December 2006. The noncontrolling interest in Symphony Allegro, Inc., as presented on the consolidated balance sheets, represents Symphony’s equity investment in Allegro of $50.0 million equity reduced by $10.7 million for the value of the Purchase Option, and by $2.85 million for a structuring fee and related expenses that the Company paid to Symphony Capital in connection with the closing of the Allegro transaction, resulting in the recording of a net noncontrolling interest of $36.5 million on the effective date. The Company has charged the losses incurred by Allegro to the noncontrolling interest in the determination of the Company’s net loss in the consolidated statements of operations and the Company also reduced the noncontrolling interest in the consolidated balance sheets by Allegro’s losses. For the years ended December 31, 2007 and 2006, the net losses of Allegro charged to the noncontrolling interest were $10.8 million and $1.7 million, respectively. The Company will charge losses to the noncontrolling interest up to an aggregate of $36.5 million, the amount classified as noncontrolling interest on the effective date. After the Company charges $36.5 million of losses to the noncontrolling interest, the Company will be required to absorb the losses of Allegro.

Endo Pharmaceuticals, Inc.

On December 27, 2007, the effective date, the Company entered into a license, development and supply agreement, or the license agreement, with Endo Pharmaceuticals, Inc. (“Endo”) for AZ-003 (Staccato fentanyl) and the fentanyl class of molecules for North America. Under the terms of the license agreement, Endo owed the Company a $10 million upfront fee on the effective date of the license agreement. This amount was included in Other Receivables as of December 31, 2007 and was subsequently received by the Company. Endo will pay potential additional milestone payments of up to $40 million upon achievement of predetermined regulatory and clinical milestones. Endo will also pay royalties to the Company on net sales of the product, from which the Company will pay for the cost of goods for the manufacture of the commercial version of the product.

The Company has primary responsibility for the development and costs of the Staccato Electronic Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. The Company and Endo have established a Joint Steering Committee and a Joint Development Committee to oversee the development of AZ-003. The Company has the right but not the obligation to participate on each of the committees. Endo has responsibility for future pre-clinical, clinical and regulatory development, and, if AZ-003 is approved for marketing, for commercializing the product in North America. Each party will be responsible for all internal costs and expenses incurred related to the respective area of responsibility. Generally speaking, each party will also be responsible for external development costs incurred related to the respective area of responsibility, but the Company agreed to pay certain external development costs incurred by Endo in excess of an agreed upon threshold, with a maximum expense to the Company of $20 million. The Company will recognize expenses related to the agreement when incurred.

The Company retains all rights outside of North America. Endo has the right to terminate the license agreement upon 90 days written notice. Upon such termination, all rights to the product, including regulatory

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filings, data and clinical and non-clinical data for use with the product will revert to Alexza. The Company recorded the $10 million upfront fee as deferred revenue as of December 31, 2007.

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

The Company recorded $58,000 of interest income and compensation expense during the year ended December 31, 2005.

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

During the year ended December 31, 2005 the Company recorded $31,000 of interest income and compensation expense, respectively, related to the Senior VP’s notes.

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

During the year ended December 31, 2005, the Company recorded $30,000 of interest income and compensation expense, respectively, related to the Senior VP of R&D’s note.

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

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Loan

In May 2005, the Company entered into a secured, non-interest bearing promissory note with an employee, the proceeds of which were used to assist with the purchase of a new home. The promissory note was in the amount of $100,000 and was due and payable in May 2010. Since there was no established exchange price or ready market for the employee note, the Company estimated the note’s present value using a 5.87% interest rate, resulting in a total note receivable discount and a deferred charge of $25,000. The discount on the note receivable and the deferred charge were being amortized to compensation expense over the five year term. During the years ended December 31, 2007, 2006 and 2005, the Company recorded $1,000, $5,000 and $3,000 of compensation expense and interest income, respectively. In 2007, the note was repaid in full.

10.	Common Stock

The Company had reserved shares of common stock for future issuances as of December 31, 2007 as follows:

Stock options outstanding	3,206,864
Unvested restricted stock units outstanding	93,125
2005 Equity Incentive Plan and 2005 Non Employee Director Stock Option Plan — shares available for issuance	339,250
Employee Stock Purchase Plan — shares available for issuance	400,641
Warrants outstanding	2,015,720

Total	6,055,600

11.	Warrants

In March 2002, in connection with an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 21,429 shares of Series B preferred stock at a per share price of $1.40. The warrants expire on the later of March 20, 2012 or seven years after the date of the Company’s initial public offering. The Company recorded a deferred financing cost of $27,000 related to the issuance of these warrants. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.40, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and a risk-free interest rate of 4.61%. The estimated fair value of the warrants is recorded as debt discount. This amount is amortized to interest expense over the commitment term of the equipment financing agreement. In 2006, the warrant was converted to purchase 4,116 shares of common stock at a price of $7.29 per share. As of December 31, 2007, this warrant remained outstanding.

In January and September 2003, in connection with the modifications of an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 24,058 and 19,247 shares of Series C preferred stock, respectively, at a per share price of $1.56. The warrants expire at the earlier of seven years after the date of the Company’s initial public offering or January 27, 2013 and September 19, 2013, respectively. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.56, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and risk-free interest rate of 4.05% and 4.45%, respectively. The estimated fair values of $35,000 and $27,000, respectively, are recorded as debt discount and are being amortized to interest expense over the remaining commitment term of the financing agreement. In 2006, these warrants were converted into warrants to purchase 4,852 shares and 3,882 shares of common stock, both at a price of $7.74 shares. As of December 31, 2007, both of these warrants remained outstanding.

In March 2004, in connection with the modifications of an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 14,232 shares of Series C preferred stock at a

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per share price of $1.56. The warrants expire at the earlier of seven years after the date of the Company’s initial public offering or April 9, 2014. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.56, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and risk-free interest rate of 4.35%. The estimated fair value of $20,000 was recorded as debt discount and amortized to interest expense over the remaining commitment term of the financing agreement. In 2006, the warrant was converted into a warrant to purchase 2,870 shares of common stock at a price of $7.74. As of December 31, 2007, these warrants remained outstanding.

In December 2006, in connection with the Symphony Allegro transaction (see Note 8), the Company issued to Holdings a five-year warrant to purchase 2,000,000 shares of the Company’s common stock at $9.91 per share. The warrants issued upon closing were assigned a value of $10.7 million in accordance with the Black-Scholes option valuation methodology assuming an exercise price of $9.91, an expected volatility of 80%, an expected life of 5 years, an expected dividend yield of 0% and risk-free interest rate of 4.45%. This fair value has been recorded as a reduction to the noncontrolling interest in Symphony Allegro. This warrant remains outstanding at December 31, 2007.

12.	Equity Incentive Plans

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

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the summary of stock option activity under the Equity Incentive Plans:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price

Options granted	298,351	$0.34
Options exercised	(9,090)	$0.22

Balance as of December 31, 2001	289,261	$0.34
Options granted	210,777	$1.03
Options exercised	(65,942)	$0.84
Options forfeited	(10,909)	$0.22

Balance as of December 31, 2002	423,187	$0.61
Options granted	703,486	$1.10
Options exercised	(74,904)	$0.60
Options forfeited	(50,092)	$0.57

Balance as of December 31, 2003	1,001,677	$0.95
Options granted	893,952	$1.10
Options exercised	(100,192)	$0.74
Options forfeited	(132,641)	$1.08

Balance as of December 31, 2004	1,662,796	$1.04
Options granted	824,035	$2.86
Options exercised	(380,501)	$0.94
Options forfeited	(98,310)	$1.08

Balance as of December 31, 2005	2,008,020	$1.80
Options granted	848,075	$7.71
Options exercised	(160,662)	$1.28
Options forfeited	(82,938)	$2.00
Options cancelled	(1,453)	$8.64

Balance as of December 31, 2006	2,611,042	$5.23
Options granted	1,054,656	$9.10
Options exercised	(204,423)	$2.11
Options forfeited	(249,536)	$6.98
Options cancelled	(4,875)	$6.60

Balance as of December 31, 2007	3,206,864	$6.56

Options exercisable at:
December 31, 2005	470,990	$1.42
December 31, 2006	901,425	$4.74
December 31, 2007	1,365,538	$5.54

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $1,662,000, $1,003,000, and $556,000, respectively. None of the Company’s options have expired.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the stock options outstanding at December 31, 2007 is summarized below:

	Outstanding			Exercisable
		Remaining			Remaining
		Contractual	Aggregate		Contractual	Aggregate
	Number	Life	Intrinsic	Number	Life	Intrinsic
Exercise Price	of Shares	(In Years)	Value	of Shares	(In Years)	Value

$1.10 - 1.10	472,766	6.65	$3,305,000	307,542	6.53	$2,150,000
1.38 - 3.30	338,595	7.52	2,071,000	188,143	7.49	1,156,000
6.88 - 7.84	563,196	8.57	541,000	224,193	8.38	232,000
8.00 - 8.00	707,549	6.59	64,000	565,158	6.28	51,000
8.01 - 8.76	258,500	9.26	4,000	28,929	8.83	1,000
8.89 - 8.89	419,720	9.56	—	—	—	—
8.91 - 11.70	446,538	9.18	—	51,393	8.74	—

	3,206,864	8.01	$5,985,000	1,365,538	6.99	$3,590,000

The intrinsic value is calculated as the difference between the market value as of December 31, 2007 and the exercise price of the shares. The market value as of December 31, 2007 was $8.09 as reported by the NASDAQ Stock Market.

Information with respect to nonvested share units (restricted stock units) as of December 31, 2007 is as follows:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value

Outstanding at December 31, 2005	—	$—
Granted	34,680	7.00
Released	—	—
Forfeited	(600)	7.00

Outstanding at December 31, 2006	34,080	7.00
Granted	74,575	8.89
Released	(8,245)	7.00
Forfeited	(7,285)	7.71

Outstanding at December 31, 2007	93,125	8.42

The Company authorized shares of common stock for issuance under the Plans as follows.

Year	Number of Shares

2001	363,636
2002	770,732
2003	454,545
2004	1,000,000
2005	25,544
2006	1,327,990
2007	676,386

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, 339,250 shares remained available for issuance under the 2005 Plan and the Directors’ Plan.

On January 1, 2008 an additional 674,840 shares were authorized for issuance under the evergreen provisions of the 2005 Plan and the Directors’ Plan.

2005 Employee Stock Purchase Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”) and authorized for issuance thereunder 500,000 shares of common stock. The ESPP allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of a fixed offering period, generally twenty-four months with four purchase periods within each offering period. Purchases are generally made on the last trading day of each October and April. The initial offering period began March 8, 2006 and will end on April 30, 2008. Employees purchase shares at each purchase date at 85% of the market value of our common stock on their enrollment date or the end of the purchase period, whichever price is lower. The Company issued 205,870 shares at a weighted average price of $6.83 per share in 2007 and issued 131,682 shares at a price of $6.80 per share in 2006.

The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2007 an additional 238,193 shares were reserved for issuance under this provision. At December 31, 2007, 400,641 shares are available for issuance under the ESPP.

On January 1, 2008 an additional 250,000 shares were reserved for issuance under the ESPP.

13.	401(k) Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations. Pursuant to the 401(k) Plan, the Company does not match any employee contributions.

14.	Government Research Grants

The Company has been awarded grants from the National Institute of Health (“NIH”) for various research and development projects. The Company’s federal government research grants provide for the reimbursement of qualified expenses for research and development as defined under the terms of each grant. As of December 31, 2007 and 2006, the Company had no NIH grants in place.

15.	Income Taxes

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

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reported amount of income tax expense attributable to operations for the year differs from the amount that would result from applying domestic federal statutory tax rates to loss before income taxes from operations as summarized below (in thousands):

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Federal tax benefit at statutory rate	$(15,321)	$(14,214)	$(11,017)
State tax benefit net of federal effect	(2,629)	(2,436)	(1,889)
Research and development credits	(3,538)	(1,189)	(865)
Other permanent differences	20	17	9
Officer loan deduction for tax	—	—	(1,602)
Share-based compensation	274	543	1,939
Change in valuation allowance	21,193	17,317	14,761
Other	1	(38)	(1,336)

Total	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The deferred tax asset was calculated using an effective tax rate of 40%. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2007	2006
	(In thousands)

Federal and state net operating loss carryforwards	$60,516	$43,217
Federal and state research and development credit carryforwards	7,093	3,349
Accrued liabilities	287	517
Other	1,507	1,473

Total deferred tax assets	69,403	48,556
Valuation allowance	(69,403)	(48,556)

Net deferred tax assets	$—	$—

The Company’s accounting for deferred taxes under SFAS No. 109, Accounting for Income Taxes, involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance increased by approximately $20,847,000 and $17,317,000 during the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, the Company had federal net operating loss carryforwards of approximately $154,802,000. The Company also had federal research and development tax credit carryforwards of approximately $4,039,000. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2020, if not utilized.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the Company had state net operating loss carryforwards of approximately $144,208,000, which will begin to expire in 2012. The Company also had state research and development tax credit carryforwards of approximately $2,698,000, which have no expiration, and a Manufacturer’s Investment Credit of $78,000, which will begin to expire in 2009, if not utilized.

As of December 31, 2007, approximately $524,000 of deferred tax assets is attributable to certain employee stock option deductions and the federal and state net operating loss carryforward has been adjusted accordingly. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation with substantial effect, due to the ownership change limitations provided by the Internal Revenue Code that are applicable if the Company experiences an “ownership change”. That may occur, for example, as a result of the initial public offering aggregated with certain other sales of our stock.

In July, 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognized a $985,000 for federal and a $649,000 state (net of federal effect) to increase the deferred tax assets in 2007, to decrease its reserve for unrecognized tax benefits as a result of the implementation of FIN 48. Because of the correlative reduction in the Company’s full valuation allowance, this adjustment did not result in a credit to deficit accumulated during development stage.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,635
Additions based on tax positions taken during a prior period	—
Reductions based on tax positions taken during a prior period	—
Additions based on tax positions taken during the current period	611
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2007	$2,246

The Company has not incurred any interest or penalties as of December 31, 2007. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company does not anticipate any events which could cause the change to these uncertainties. The Company is subject to taxation in the US and various states jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years starting with 2000 to 2006 remain open in various taxing jurisdictions.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Development Agreement

In October 2005, the Company entered into a development agreement with Autoliv ASP, Inc. (“Autoliv”) for the development of heat packages that can be incorporated into the Company’s proprietary single dose drug delivery device for sale by the Company. Under the terms of the development agreement, Autoliv and the Company agreed to contribute $2,500,000 each toward the development efforts. The Company’s contribution was expected to include approximately $1,750,000 for purchases of equipment and $750,000 for co-development efforts. Equipment purchased by the Company is owned by the Company. In 2007 and 2006 the Company paid $334,000 and $333,000, respectively, to Autoliv for co-development fees under the agreement, the Company did not make payments under the agreement in 2005.

On November 2, 2007, the Company entered into a Manufacturing and Supply Agreement, (“Supply Agreement”), with Autoliv ASP, Inc. relating to the commercial supply of heat packages that can be incorporated into its Staccato device, the Chemical Heat Packages. Under the terms of the Supply Agreement, Autoliv will develop a manufacturing line capable of producing 10 million Chemical Heat packages a year. The Company will pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the Food and Drug Administration of a new drug application filed by the Company. If the Supply agreement is terminated by either party, the Company will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the Chemical Heat Packages. Upon payment by the Company Autoliv will be required to transfer possession and ownership of such equipment and tooling to the Company. No such costs had been incurred as of December 31, 2007.

Autoliv has agreed to manufacture, assemble and test the Chemical Heat Packages solely for the Company in conformance with the Company’s specifications. The Company will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by the Company, per Chemical Heat Package delivered. The initial term of the Supply Agreement expires on December 31, 2012 and may be extended by mutual written consent. The Supply Agreement provides that during the term of the Supply Agreement, Autoliv will be the Company’s exclusive supplier of the Chemical Heat Packages. In addition, the Supply Agreement grants Autoliv the right to negotiate for the right to supply commercially any second generation chemical heat package (a “Second Generation Product”) and provides that the Company will pay Autoliv certain royalty payments if the Company manufactures Second Generation Products itself or if the Company obtain Second Generation Products from a third party manufacturer. Upon the expiration or termination of the Supply Agreement the Company will be required, on an ongoing basis, to pay Autoliv certain royalty payments related to the manufacture of the Chemical Heat Packages by the Company or third party manufacturers.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

	Quarter Ended
	March 31	June 30	September 30	December 31

Fiscal 2007
Loss from operations	$(13,820)	$(14,159)	$(15,136)	$(17,418)
Loss before noncontrolling interest in Symphony Allegro, Inc.	(12,998)	(12,922)	(13,717)	(16,273)
Net loss	(10,916)	(10,278)	(10,752)	(13,173)
Basic and diluted net loss per share	(0.46)	(0.36)	(0.35)	(0.42)
Shares used in computation of basic and diluted net loss per share	23,869	28,480	30,975	31,097
Fiscal 2006
Revenues	$160	$539	$329	$—
Loss from operations	(8,663)	(11,181)	(11,738)	(13,853)
Loss before noncontrolling interest in Symphony Allegro, Inc.	(8,431)	(10,578)	(11,190)	(13,327)
Net loss	(8,431)	(10,578)	(11,190)	(11,607)
Basic and diluted net loss per share	(1.15)	(0.45)	(0.47)	(0.49)
Shares used in computation of basic and diluted net loss per share	7,316	23,629	23,638	23,752

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2007, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Our independent registered public accounting firm, Ernst &Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alexza Pharmaceuticals, Inc.

We have audited Alexza Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alexza Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Alexza Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alexza Pharmaceuticals, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 and for the period from December 19, 2000 (inception) to December 31, 2007 of Alexza Pharmaceuticals, Inc. and our report dated March 11, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
March 11, 2008

Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item concerning our directors is incorporated by reference to the information to be set forth in the sections entitled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2007, or the Proxy Statement. The information required by this Item concerning our executive officers is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled “Executive Officers.” Information regarding compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics and certain information related to the Company’s Audit Committee and Ethics Committee is set forth under the heading

“Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the information under the caption “Executive Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company’s last fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to stock ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans are incorporated by reference to the information under the captions “Stock Ownership of Management and Certain Beneficial Owners” and “Securities Authorized For Issuance Under Equity Compensation Plans” in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required in this Item 13 is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the information in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

See Index to Financial Statements under Item 8 on page 64

(a) 2. Financial Statement Schedules

All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a) 3. Exhibits

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.5		Restated Certificate of Incorporation(1)
3.7		Amended and Restated Bylaws(1)
3	.8◆	Amendment to Amended and Restated Bylaws
4.1		Specimen Common Stock Certificate(1)
4.2		Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
10.1		2005 Bonus Program(1)*
10.2		Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(1)*
10.3		Form of Change of Control Agreement(1)*
10.4		2005 Equity Incentive Plan(1)*
10.5		Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)*
10.6		2005 Non-Employee Directors’ Stock Option Plan(1)
10.7		Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10.8		2005 Employee Stock Purchase Plan(1)*
10.9		Form of Offering Document to 2005 Employee Stock Purchase Plan(1)*
10.10		Lease between Registrant and California Pacific Commercial Corporation dated March 20, 2002(1)
10.11		First Amendment to Lease between Registrant and California Pacific Commercial Corporation dated May 8, 2003(1)
10.12		Second Amendment to Lease between Registrant and California Pacific Commercial Corporation dated February 11, 2005(1)
10.13		Development Agreement between Registrant and Autoliv ASP, Inc. dated October 3, 2005(1)
10.14		Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 20, 2002, as amended on January 7, 2003, September 3, 2003, March 18, 2004 and May 16, 2005(1)
10.15		Master Security Agreement between Registrant and General Electric Capital Corporation dated May 17, 2005, as amended on May 18, 2005(1)
10.16		Promissory Note between Registrant and General Electric Capital Corporation dated June 15, 2005(1)
10.17		Promissory Note between Registrant and General Electric Capital Corporation dated August 24, 2005(1)
10.20		Warrant to Purchase shares of Series B Preferred Stock issued to Silicon Valley Bank dated March 20, 2002(1)
10.21		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated January 7, 2003, as amended on March 4, 2003(1)
10.22		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 19, 2003(1)
10.23		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated April 7, 2004(1)
10.24		Lease Agreement between the Brittania, LLC and the Registrant dated August 25, 2006(2)
10	.26†	Purchase Option Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.27		Warrant Purchase Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006(2)
10.28		Warrant to Purchase shares of Common Stock issued to Symphony Allegro Holdings LLC dated December 1, 2006(2)

Exhibit
Number		Description of Document

10	.29†	Amended and Restated Research and Development Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.30		Registration Rights Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006(2)
10	.31†	Novated and Restated Technology License Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.32		Confidentiality Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.33		2007 Performance Bonus Program*(2)
10.34		First Amendment to Lease between Britannia Hacienda VIII LLC and the Registrant dated May 4, 2007(3)
10	.35†	Second Amendment to Lease between Britannia Hacienda VIII LLC and the Registrant dated August 28, 2007(4)
10	.36◆††	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007
10	.37◆††	License, Development and Supply Agreement between Registrant and Endo Pharmaceuticals, Inc., dated December 27, 2007
10	.38◆	Offer Letter between the Registrant and Michael Simms, dated January 23, 2008.
14.1		Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)
23	.1◆	Consent of Independent Registered Public Accounting Firm
24	.1◆	Power of Attorney included on the signature pages hereto
31	.1◆	Section 302 Certification of CEO.
31	.2◆	Section 302 Certification of CFO.
32	.1◆	Section 906 Certifications of CEO and CFO.

*	Management contract or compensation plan or arrangement.

◆	Filed herein

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

††	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644)

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXZA PHARMACEUTICALS, INC.

By:	/s/ THOMAS B. KING
Thomas B. King
President and Chief Executive Officer

Dated: March 17, 2008

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

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17th, 2008.

Signature	Title

/s/ THOMAS B. KING Thomas B. King	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ AUGUST J. MORETTI August J. Moretti	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ HAL V. BARRON Hal V. Barron	Director

/s/ SAMUEL D. COLELLA Samuel D. Colella	Director

/s/ ALAN D. FRAZIER Alan D. Frazier	Director

Deepika R. Pakianathan	Director

Signature	Title

/s/ J. LEIGHTON READ J. Leighton Read	Director

/s/ GORDON RINGOLD Gordon Ringold	Director

/s/ ISAAC STEIN Isaac Stein	Director

/s/ ALEJANDRO A. ZAFFARONI Alejandro A. Zaffaroni	Director

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.5		Restated Certificate of Incorporation(1)
3.7		Amended and Restated Bylaws(1)
3	.8◆	Amendment to Amended and Restated Bylaws
4.1		Specimen Common Stock Certificate(1)
4.2		Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
10.1		2005 Bonus Program(1)*
10.2		Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(1)*
10.3		Form of Change of Control Agreement(1)*
10.4		2005 Equity Incentive Plan(1)*
10.5		Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)*
10.6		2005 Non-Employee Directors’ Stock Option Plan(1)
10.7		Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10.8		2005 Employee Stock Purchase Plan(1)*
10.9		Form of Offering Document to 2005 Employee Stock Purchase Plan(1)*
10.10		Lease between Registrant and California Pacific Commercial Corporation dated March 20, 2002(1)
10.11		First Amendment to Lease between Registrant and California Pacific Commercial Corporation dated May 8, 2003(1)
10.12		Second Amendment to Lease between Registrant and California Pacific Commercial Corporation dated February 11, 2005(1)
10.13		Development Agreement between Registrant and Autoliv ASP, Inc. dated October 3, 2005(1)
10.14		Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 20, 2002, as amended on January 7, 2003, September 3, 2003, March 18, 2004 and May 16, 2005(1)
10.15		Master Security Agreement between Registrant and General Electric Capital Corporation dated May 17, 2005, as amended on May 18, 2005(1)
10.16		Promissory Note between Registrant and General Electric Capital Corporation dated June 15, 2005(1)
10.17		Promissory Note between Registrant and General Electric Capital Corporation dated August 24, 2005(1)
10.20		Warrant to Purchase shares of Series B Preferred Stock issued to Silicon Valley Bank dated March 20, 2002(1)
10.21		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated January 7, 2003, as amended on March 4, 2003(1)
10.22		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 19, 2003(1)
10.23		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated April 7, 2004(1)
10.24		Lease Agreement between the Brittania, LLC and the Registrant dated August 25, 2006(2)
10	.26†	Purchase Option Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.27		Warrant Purchase Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006(2)
10.28		Warrant to Purchase shares of Common Stock issued to Symphony Allegro Holdings LLC dated December 1, 2006(2)

Exhibit
Number		Description of Document

10	.29†	Amended and Restated Research and Development Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.30		Registration Rights Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006(2)
10	.31†	Novated and Restated Technology License Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.32		Confidentiality Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.33		2007 Performance Bonus Program*(2)
10.34		First Amendment to Lease between Britannia Hacienda VIII LLC and the Registrant dated May 4, 2007(3)
10	.35†	Second Amendment to Lease between Britannia Hacienda VIII LLC and the Registrant dated August 28, 2007(4)
10	.36◆††	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007
10	.37◆††	License, Development and Supply Agreement between Registrant and Endo Pharmaceuticals, Inc., dated December 27, 2007
10	.38◆	Offer Letter between the Registrant and Michael Simms, dated January 23, 2008.
14.1		Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)
23	.1◆	Consent of Independent Registered Public Accounting Firm
24	.1◆	Power of Attorney included on the signature pages hereto
31	.1◆	Section 302 Certification of CEO.
31	.2◆	Section 302 Certification of CFO.
32	.1◆	Section 906 Certifications of CEO and CFO.

*	Management contract or compensation plan or arrangement.

◆	Filed herein

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

††	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644)

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007