Form 10-Q
period 2008-03-31
Alexza Pharmaceuticals Inc.
filed 2008-05-12
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51820
ALEXZA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0567768

(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

2091 Stierlin Court
Mountain View, California	94043

(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code): (650) 944-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Total number of shares of common stock outstanding as of May 5, 2008; 32,575,364.

ALEXZA PHARMACEUTICALS, INC.

page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and for the period from December 19, 2000 (inception) to March 31, 2008	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and for the period from December 19, 2000 (inception) to March 31, 2008	5
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1A. Risk Factors	33

Item 1. Legal Proceedings	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3. Defaults Upon Senior Securities	51

Item 4. Submission of Matters to a Vote of Security Holders	51

Item 5. Other Information	51

Item 6. Exhibits	51

SIGNATURES	52
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2008	2007(1)
ASSETS
Current assets:
Cash and cash equivalents	$37,037	$31,337
Marketable securities	38,679	38,054
Investments held by Symphony Allegro, Inc.	35,936	39,449
Other receivables	1,310	12,055
Prepaid expenses and other current assets	1,040	1,377

Total current assets	114,002	122,272

Property and equipment, net	25,999	26,156
Restricted cash	562	604
Other assets	132	93

Total assets	$140,695	$149,125

LIABILITIES, NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,233	$5,206
Accrued clinical trial expenses	1,968	1,301
Other accrued expenses	4,594	5,087
Deferred revenues	1,250	—
Current portion of equipment financing obligations	4,696	4,586

Total current liabilities	15,741	16,180

Deferred rent	17,985	16,685
Deferred revenue	8,750	10,000
Noncurrent portion of equipment financing obligations	5,101	6,317
Other noncurrent liabilities	150	—

Noncontrolling interests in Symphony Allegro, Inc.	20,195	23,952

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in-capital	251,869	240,681
Deferred share-based compensation	(610)	(739)
Other comprehensive income	215	141
Deficit accumulated during development stage	(178,704)	(164,095)

Total stockholders’ equity	72,773	75,991

Total liabilities and stockholders’ equity	$140,695	$149,125

(1)	Condensed consolidated balance sheet at December 31, 2007 has been derived from audited consolidated financial statements at that date.
See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

			Period from
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2008	2007	2008
Revenue	$—	$—	$6,945

Operating expenses:
Research and development	14,693	10,235	157,811
General and administrative	4,462	3,585	49,525
Acquired in-process research and development	—	—	3,916

Total operating expenses	19,155	13,820	211,252

Loss from operations	(19,155)	(13,820)	(204,307)

Interest and other income, net	1,080	1,057	12,272
Interest expense	(291)	(235)	(2,937)

Loss before noncontrolling interest in Symphony Allegro, Inc.	(18,366)	(12,998)	(194,972)

Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	3,757	2,082	16,268

Net loss	$(14,609)	$(10,916)	$(178,704)

Basic and diluted net loss per share	$(0.47)	$(0.46)

Shares used to compute basic and diluted net loss per share	31,225	23,869

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(14,609)	$(10,916)	$(178,704)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	(3,757)	(2,082)	(16,268)
Share-based compensation	1,409	719	8,156
Extinguishment of officer note receivable	—	—	2,300
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	16	13	340
Amortization of (discount) on available-for-sale securities	(327)	(231)	(257)
Depreciation and amortization	1,350	873	12,838
Loss on disposal of property and equipment	10	—	53
Changes in operating assets and liabilities:
Other receivables	10,745	—	(1,310)
Prepaid expenses and other current assets	337	(1,489)	(1,034)
Other assets	(55)	(60)	(2,656)
Accounts payable	(1,973)	97	3,104
Accrued clinical and other accrued liabilities	174	(1,061)	2,862
Deferred revenues	—	—	10,000
Other liabilities	1,450	4,184	21,525

Net cash used in operating activities	(5,230)	(9,953)	(134,821)

Cash flows from investing activities:
Purchases of available-for-sale securities	(14,873)	(3,189)	(292,675)
Maturities of available-for-sale securities	14,649	16,314	254,469
Purchases of available-for-sale securities held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	3,513	2,641	14,039
(Increase)/decrease in restricted cash	42	—	(562)
Purchases of property and equipment	(1,203)	(5,155)	(38,628)
Proceeds from disposal of property and equipment	—	—	3
Cash paid for merger	—	—	(250)

Net cash provided by (used in) investing activities	2,128	10,611	(113,579)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2008	2007	2008
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	9,840	—	120,732
Proceeds from exercise of stock options and stock purchase rights under the Employee Stock Purchase Plan	68	114	3,488
Repurchases of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc, net of fees	—	—	47,171
Proceeds from equipment financing obligations	—	2,058	18,932
Payments of equipment financing obligations	(1,106)	(750)	(9,588)

Net cash provided by financing activities	8,802	1,422	285,437

Net increase in cash and cash equivalents	5,700	2,080	37,037
Cash and cash equivalents at beginning of period	31,337	17,032	—

Cash and cash equivalents at end of period	$37,037	$19,112	$37,037

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other interim period or any other future year.
The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed on March 17, 2008.
Basis of Consolidation
The condensed consolidated financial statements include the accounts of Alexza, its wholly owned subsidiary, Alexza Singapore Pte. Ltd, (“ASPL”), which was formed in March 2008 and its variable interest entity, Symphony Allegro, Inc. (“Allegro”). Alexza is considered the primary beneficiary of Allegro as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated.
Recently Adopted Accounting Standards
Statement of Financial Accounting Standard No. 157 and Staff Position 157-2
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and enhances disclosures about fair value measurements. The Company applies the provisions of SFAS 157 prospectively. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
In February 2008, the FASB issued FASB Staff Position 157-2 Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.
In accordance with FSP 157-2, the Company deferred the adoption of FAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material effect on our consolidated financial position, operating results or cash flows. See Note 3
Emerging Issues Task Force Issue No. 07-3
Effective January 1, 2008, the Company adopted the Emerging Issues Task Force (“EITF”) Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The Company adopted the provisions of EITF 07-3 prospectively for new contracts entered into on or after January 1, 2008. The adoption of the provisions of EITF 07-3 on January 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.
2. Common Stock Offerings
Equity Financing Facility
In March 2008, the Company obtained a committed equity financing facility under which the Company may sell up to $50 million of its registered common stock to Azimuth Opportunity, Ltd. (“Azimuth”) over a 24-month period. The Company is not obligated to utilize any of the $50 million facility.
The Company will determine, at its sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if the Company elects to use the facility, the Company will issue shares to Azimuth at a discount of between 4.15% and 6.00% to the volume weighted average price of the Company’s common stock over a preceding period of trading days. Azimuth is not required to purchase any shares below $5.00 per share, and any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on April 16, 2007. As of March 31, 2008, there have been no sales of common stock under this agreement. The agreement will terminate on March 31, 2010.
Registered Direct Equity Issuance
In March 2008, the Company completed the sale of 1,250,000 shares of its common stock to Biomedical Sciences Investment Fund Pte. Ltd. (“Bio*One”) at a price of $8.00 per share. If the closing price of the Company’s stock over a 45 consecutive day trading period does not exceed $8.00 between the closing date and December 31, 2008, Bio*One will receive 135,041 additional shares, which would adjust the effective purchase price to $7.22 per share. If required to do so, the Company will issue the additional shares to Bio*One in January 2009.
In addition, the Company issued a warrant to Bio*One to purchase up to 375,000 of additional shares of Alexza common stock at a purchase price per share of $8.00. Subject to the same price adjustment as the common stock sale, the warrant may be adjusted to purchase 415,522 shares at a purchase price of $7.22 per share. The Company has committed to initiate and maintain manufacturing operations in Singapore, and the warrant will become exercisable if and only if the Company terminates operations in Singapore or does not achieve certain performance milestones. The warrant has a maximum term of 5 years and was not exercisable as of March 31, 2008. Net proceeds from the sale of the stock and warrants were approximately $9.84 million after deducting offering expenses.
Secondary Public Stock Offering
In May 2007, the Company completed a public offering of 6,900,000 shares of its common stock, including the full underwriters’ over-allotment option, at a public offering price of $10.25 per share. Net cash proceeds from the public offering were approximately $66.0 million, after deducting underwriting discounts and commissions and other offering expenses.
3. Financial Instruments
The following table represents the Company’s fair value hierarchy, as defined by SFAS 157, for its financial assets (cash equivalents and marketable securities and investments held by Symphony Allegro, Inc.) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$22,490	$—	$—	$22,490
Money market fund held by Symphony Allegro, Inc.	35,936	—	—	35,936
U.S. treasury bills	500	—	—	500
Asset (credit card) backed security	—	1,500	—	1,500
Commercial paper	—	37,137	—	37,137
U.S. government agencies	—	14,015	—	14,015

Total	$58,926	$52,652	$—	$111,578

Level 2 assets include certain of our marketable securities with quoted market prices that are traded in less active markets or priced using a quoted market price for similar assets.
4. Share-Based Compensation
Employee Share-Based Awards Granted Prior to January 1, 2006
Compensation cost for employee stock options granted prior to January 1, 2006, was accounted for using the option’s intrinsic value. The Company recorded the total valuation of these options as a component of stockholders’ equity, which will be amortized over the vesting period of the applicable option on a straight line basis. During the three months ended March 31, 2008 and 2007, the Company reversed $12,000 and $21,000 of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations, respectively. The expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Remainder of 2008	$346
2009	264

$610

Employee Share-Based Awards Granted On or Subsequent to January 1, 2006
Compensation cost for employee share-based awards granted on or after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and will be recognized over the vesting period of the applicable award on a straight-line basis. The Company issues employee share-based awards in the form of stock options and restricted stock units under the Company’s equity incentive plans, and stock purchase rights under the Company’s employee stock purchase plan.
Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units
During the three months ended March 31, 2008 and 2007, the weighted average fair value of the employee stock options granted was $3.84 and $6.73, respectively. The weighted average fair value of stock purchase rights granted under the Company’s employee stock purchase plan was $3.44 and $3.43 during the three months ended March 31, 2008 and 2007, respectively. The Company did not issue any restricted stock units in the three months ended March 31, 2008 or 2007.

These estimated grant date fair values of the awards were calculated using the Black-Scholes valuation model, and the following assumptions:

	Three Months Ended
	March 31,
	2008	2007
Stock Option Plans
Weighted-average expected term	5.0 years	6.1 years
Expected volatility	66%	73%
Risk-free interest rate	2.84%	4.69%
Dividend yield	0%	0%

Employee Stock Purchase Plan
Weighted-average expected term	1.25 years	1.6 years
Expected volatility	66%	53%
Risk-free interest rate	3.86%	4.77%
Dividend yield	0%	0%
Weighted-Average Expected Life. Prior to January 1, 2008, the expected term of options granted was determined using the “shortcut” method, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”). Under this approach, the expected term was presumed to be the average of the vesting term and the contractual term of the option. As detailed information about the employees’ exercise behavior is now available to the Company, beginning on January 1, 2008, the Company no longer uses the abovementioned shortcut method and determines the expected term of the options granted through a combination of the Company’s own historical experience and expected future activity. As a result of the change of approach in determining the estimated weighted average expected life, the assumption changed from approximately 6.1 years to 5.0 years.
Under the Employee Stock Purchase Plan, the expected term of employee stock purchase plan shares is the average of the purchase periods under each offering period.
Volatility. Prior to January 1, 2008, as the Company considered itself a newly public entity with insufficient historical data on volatility of its stock, the expected volatility used was based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. Due to the availability of historical volatility data of the Company’s own stock, the Company began utilizing its historical volatility to determine future volatility for the purpose of determining share-based payments for all options granted on or after January 1, 2008.
Risk-Free Interest Rate. The risk-free rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options or purchase rights on the respective grant dates.
Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
Forfeiture Rate The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company increased its estimated forfeiture rate during the three months ended March 31, 2008 from approximately 5.9% at December 31, 2007 to approximately 7.0%.
Restricted Stock Units The estimated fair value of restricted stock units awards is calculated based on the market price of Alexza’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on Alexza common stock prior to vesting of the restricted stock unit. The Company’s estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

As of March 31, 2008, there were $7,412,000, $585,000 and $1,130,000 of total unrecognized compensation costs related to unvested stock option awards, unvested restricted stock units and stock purchase rights issued after January 1, 2006, respectively, which are expected to be recognized over a weighted average period of 2.9 years, 3.1 years and 1.1 years, respectively.
There was no share-based compensation capitalized at March 31, 2008 or 2007.
5. Share-Based Compensation Plans
2005 Equity Incentive Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”) and authorized for issuance thereunder 1,088,785 shares of common stock. The 2005 Plan became effective upon the closing of the Company’s initial public offering on March 8, 2006. The 2005 Plan is an amendment and restatement of the Company’s previous stock option plans. Stock options issued under the 2005 Plan generally vest over 4 years, vesting is generally based on service time, and have a maximum contractual term of 10 years. The 2005 Plan provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 2% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or (ii) 1,000,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2008 an additional 622,757 (2% of the total number of shares of the Company’s common stock outstanding on December 31, 2007) shares of the Company’s common stock were reserved for issuance under this provision.
2005 Non-Employee Directors’ Stock Option Plan
In December 2005, the Company’s board of directors adopted the 2005 Non-Employee Directors Stock Option Plan (the “Directors Plan”) and authorized for issuance thereunder 250,000 shares of common stock. The Director’s Plan became effective immediately upon the closing of the Company’s initial public offering on March 8, 2006. The Directors Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors. The Director’s Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any fiscal year. On January 1, 2008 an additional 52,083 shares of the Company’s common stock were reserved for issuance under this provision.
The following table sets forth the summary of option activity under the Company’s stock option plans for the three months ended March 31, 2008:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2007	3,206,864	$6.56
Options granted	290,671	6.75
Options exercised	(35,686)	1.90
Options canceled	(162,558)	7.78

Balance at March 31, 2008	3,299,291	6.57

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $181,000 and $752,000, respectively.

Information regarding the stock options outstanding at March 31, 2008 is summarized below:

	Outstanding			Exercisable
		Remaining			Remaining
		Contractual	Aggregate		Contractual	Aggregate
Exercise	Number	Life	Intrinsic	Number	Life	Intrinsic
Price	of Shares	(in years)	Value	of Shares	(in years)	Value
$ 1.10 - 1.10	452,066	6.41	$2,613,000	327,846	6.32	$1,895,000
1.38 - 6.24	494,612	8.21	1,679,000	194,624	7.25	957,000
6.85 - 7.20	483,977	8.23	—	223,746	8.13	—
7.30 - 7.90	164,286	9.55	—	50,216	9.50	—
8.00 - 8.00	600,457	6.38	—	478,950	6.06	—
8.01 - 8.76	259,612	9.04	—	42,269	8.65	—
8.89 - 8.89	411,020	9.32	—	—	—	—
8.91 - 11.70	433,261	8.96	—	121,941	8.72	—

	3,299,291	8.00	$4,292,000	1,439,592	7.02	$2,852,000

The intrinsic value is calculated as the difference between the market value as of March 31, 2008 and the exercise price of the shares. The market value as of March 31, 2008, was $6.88 as reported by NASDAQ Global Market.
The following table sets forth the summary of unvested share units (restricted stock units) activity under the Company’s stock option plan for the three months ended March 31, 2008:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2007	93,125	$8.42
Granted	—	—
Released	—	—
Forfeited	(5,067)	8.22

Outstanding at March 31, 2008	88,058	8.43

As of March 31, 2008, 891,044 shares remained available for issuance under the 2005 Plan and the Directors’ Plan.
2005 Employee Stock Purchase Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”) and authorized for issuance thereunder 500,000 shares of common stock. The ESPP allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of a fixed offering period, generally twenty four months with four purchase periods within each offering period. Purchases are generally made on the last trading day of each October and April. Employees purchase shares at each purchase date at 85% of the market value of the Company’s common stock at either the employee’s enrollment date or the end of the purchase period, whichever price is lower. There were no purchases made in the three months ended March 31, 2008 or 2007.
The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of share by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2008 an additional 250,000 shares of the Company’s common stock were reserved for issuance under this provision. As of March 31, 2008, 650,641 shares of common stock were available for issuance under the plan.

6. Net Loss per Share
Historical basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share calculation for the three months ended March 31, 2008 and 2007 because the inclusion of such shares would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2008	2007
Stock options	3,299,291	2,748,011
Restricted stock units	88,058	34,080
Warrants to purchase common stock	2,390,720	2,015,720
7. Comprehensive Loss
Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities.
Total comprehensive loss for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(14,609)	$(10,916)
Change in unrealized gain (loss) on marketable securities	74	(6)

Comprehensive loss	$(14,535)	$(10,922)

8. Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Accrued compensation	$2,265	$3,532
Accrued professional fees	708	555
Other	1,621	1,000

Total	$4,594	$5,087

9. Equipment Financing Obligations
The Company has outstanding borrowings under financing agreements to finance equipment purchases. Borrowings under the agreements are to be repaid in 36 to 48 installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasury securities of comparable maturities and ranges from 9.2% to 10.5%. The equipment purchased under each of the equipment financing agreements is pledged as security.
Future principal payments under the equipment financing agreements as of March 31, 2008 are as follows (in thousands):

Remainder of 2008	$3,480
2009	4,048
2010	1,916
2011	353

Total	$9,797

10. Facility Leases
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
The Mountain View lease, as amended, included $15,964,000 of tenant improvement reimbursements from the landlord. The Company has recorded all tenant improvements as additions to property and equipment and is amortizing the improvements over the shorter of the estimated useful life of the improvement or the remaining life of the lease. The reimbursements received from the landlord are included in deferred rent liability and amortized over the life of the lease as a contra-expense. At March 31, 2008, the Company recorded a $1,310,000 receivable for tenant improvement reimbursements due from the landlord which is included in Other Receivables in the balance sheet.
In the three months ended March 31, 2008 and 2007 the Company incurred $1,898,000 and $1,152,000 of rent expense, respectively.
11. License Agreements
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
Pursuant to the Warrant Agreement, the Company issued to Holdings a five-year warrant to purchase 2,000,000 shares of the Company’s common stock at $9.91 per share. The Warrant, issued upon closing, was assigned a value of $10.7 million using the Black-Scholes valuation model and has been recorded in additional paid in-capital.
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
The Company determined, pursuant to the guidance in FIN 46R, that Allegro is a variable interest entity and the Company is the primary beneficiary. As a result, the Company has included the financial position and results of operations of Allegro in its condensed consolidated financial statements from the date of Allegro’s formation in December 2006. The noncontrolling interest in Symphony Allegro, Inc., as presented on the condensed consolidated balance sheets, represents Symphony’s equity investment in Allegro of $50.0 million equity reduced by $10.7 million for the value of the Purchase Option, and by $2.85 million for a structuring fee and related expenses that the Company paid to Symphony Capital in connection with the closing of the Allegro transaction, resulting in the recording of a net noncontrolling interest of $36.5 million on the effective date. The Company has charged the losses incurred by Allegro to the noncontrolling interest in the determination of the Company’s net loss in the condensed consolidated statements of operations and the Company also reduced the noncontrolling interest in the condensed consolidated balance sheets by Allegro’s losses. For the three months ended March 31, 2008 and 2007, the net losses of Allegro charged to the noncontrolling interest were $3.7 million and $2.1 million, respectively. The Company will charge losses to the noncontrolling interest up to an aggregate of $36.5 million, the amount classified as noncontrolling interest on the effective date. After the Company charges $36.5 million of losses to the noncontrolling interest, the Company will be required to absorb the losses of Allegro.
Endo Pharmaceuticals, Inc.
On December 27, 2007, the effective date, the Company entered into a license, development and supply agreement (the “license agreement”), with Endo Pharmaceuticals, Inc. (“Endo”) for AZ-003 (Staccato fentanyl) and the fentanyl class of molecules for North America. Under the terms of the license agreement, Endo paid the Company a $10 million upfront fee. Endo will pay potential additional milestone payments of up to $40 million upon achievement of predetermined regulatory and clinical milestones. Endo will also pay royalties to the Company on net sales of the product, from which the Company will pay for the cost of goods for the manufacture of the commercial version of the product.
The Company and Endo have established a Joint Steering Committee and a Joint Development Committee to oversee the development of AZ-003. The Company has the right but not the obligation to participate on each of the committees. The Company has primary responsibility for the development and costs of the Staccato Electronic Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. Endo has responsibility for future pre-clinical, clinical and regulatory development, and, if AZ-003 is approved for marketing, for commercializing the product in North America. Each party will be responsible for all internal costs and expenses incurred related to the respective area of responsibility. Each party will also be responsible for external development costs incurred related to their respective area of responsibility, however, the Company agreed to pay certain external development costs incurred by Endo in excess of an agreed upon threshold, with a maximum expense to the Company of $20 million. The Company will recognize expenses related to the agreement when incurred.
The Company retains all rights to AZ-003 outside of North America. Endo has the right to terminate the license agreement upon 90 days written notice. Upon such termination, all rights to the product, including regulatory filings, data and clinical and non-clinical data for use with the product will revert to Alexza. The Company recognized the $10 million upfront fee as deferred revenue and will recognize this revenue over the estimated performance period.
12. Development Agreement
On November 2, 2007, the Company entered into a Manufacturing and Supply Agreement, (“Supply Agreement”), with Autoliv ASP, Inc. relating to the commercial supply of heat packages that can be incorporated into its Staccato device, the Chemical Heat Packages. Under the terms of the Supply Agreement, Autoliv will develop a manufacturing line capable of producing 10 million Chemical Heat packages a year. The Company will pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the Food and Drug Administration of a new drug application filed by the Company. If the Supply agreement is terminated by either party, the Company will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the Chemical Heat Packages. Upon payment by the Company Autoliv will be required to transfer possession and ownership of such equipment and tooling to the Company. Each quarter, with assistance from Autoliv, the Company estimates the amount of work performed on the development of the manufacturing line and recognizes a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. As of March 31, 2008, the Company has recorded a fixed asset and a non-current liability of $150,000 related to its commitment to Autoliv for the development of the manufacturing line.
Autoliv has agreed to manufacture, assemble and test the Chemical Heat Packages solely for the Company in conformance with the Company’s specifications. The Company will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by the Company, per Chemical Heat Package delivered. The initial term of the Supply Agreement expires on December 31, 2012 and may be extended by mutual written consent. The Supply Agreement provides that during the term of the Supply Agreement, Autoliv will be the Company’s exclusive supplier of the Chemical Heat Packages. In addition, the Supply Agreement grants Autoliv the right to negotiate for the right to supply commercially any second generation chemical heat package (a “Second Generation Product”) and provides that the Company will pay Autoliv certain royalty payments if the Company manufactures Second Generation Products itself or if the Company obtain Second Generation Products from a third party manufacturer. Upon the expiration or termination of the Supply Agreement the Company will be required, on an ongoing basis, to pay Autoliv certain royalty payments related to the manufacture of the Chemical Heat Packages by the Company or third party manufacturers. No Chemical Heat Packages have been purchased under this agreement as of March 31, 2008.
13. Recent Accounting Pronouncements
Statement of Financial Accounting Standard No. 160
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will require that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet. SFAS 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, as well as requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160 on its financial position, results of operations and cash flows.
Statement of Financial Accounting Standard No. 141
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). This standard establishes principles and requirements for how an acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in its financial statements. SFAS 141(R) also establishes principles and requirements for how an acquirer recognizes and measures the goodwill acquired in a business combination and it establishes disclosure requirements to facilitate an evaluation of the nature and financial effects of a business combination. SFAS 141(R) is effective for business combinations which occur during the first annual reporting period beginning on or after December 15, 2008. The Company expects the effect of adoption of this standard will be limited to any acquisitions made by the Company which close subsequent to December 31, 2008.

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
Our clinical-stage product candidates are:
•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the treatment of acute agitation in patients with schizophrenia or bipolar disorder. In March 2007, we announced positive initial results from a multi-center, randomized, double-blind, placebo-controlled Phase 2a clinical trial in 129 patients in an in-patient clinical setting. The 10 mg dose of AZ-004 met the primary endpoint of the clinical trial, which was a statistically significant reduction in the measure of agitation from

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

In February 2008 we initiated a Phase 3 clinical trial that is designed to enroll approximately 300 schizophrenic patients with acute agitation at 25 U.S. clinical centers. The trial is an in-clinic, multi-center, randomized, double-blind, placebo-controlled study and will test AZ-004 at two dose levels, 5 and 10 mg. Patients may receive up to 3 doses of study drug in a 24-hour period, depending on their clinical status. The primary endpoint for the study is the change from baseline in the PEC score, measured at 2 hours after the first dose. Various assessments of a patient’s agitation state will be conducted at serial time points using standard agitation scales over the first 4-hour post-dose time period, with follow-up assessments at the end of the 24-hour study period. Side effects will be recorded throughout the 24-hour period. A second Phase 3 clinical trial is projected to begin in the third quarter of 2008. The design of the second study will be similar to the first trial, except that the patient population will be patients with bipolar disorder. AZ-004 has been licensed to Symphony Allegro, Inc., or Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-001 (Staccato prochlorperazine). We are developing AZ-001 to treat patients suffering from acute migraine headaches. In March 2007, we announced positive initial results from an outpatient, multi-center, randomized, double blind, placebo-controlled Phase 2b clinical trial of AZ-001 in 400 migraine patients. All three doses of AZ-001 (5, 7.5 and 10 mg) met the primary endpoint of statistically significant pain relief 2-hours post-dose using the IHS (International Headache Society) 4-point headache pain rating scale, compared to placebo. In the two highest doses studied, AZ-001 also showed a statistically-significant difference in achieving a pain-free response at two hours, as compared with placebo. AZ-001 demonstrated rapid onset of pain relief, with statistically significant pain response in 15 minutes for the 7.5 mg dose and statistically-significant pain responses for all three doses at 30 minutes. AZ-001 also showed a sustained pain-free response, where a patient has a pain score of 0, or “no” headache, with statistically-significant elimination of pain at 24 hours post-dose at the two highest studied doses. Survival analysis for nausea, photophobia and phonophobia over the 2-hour period post-dose showed a statistically significant difference, compared to placebo. In December 2007, we completed enrollment of a thorough QT clinical trial, in which two doses of AZ-001 (5 and 10 mg) were compared to active control and to placebo. The purpose of a thorough QT study is to determine a drug’s effect on cardiac rhythms. With approximately 40 subjects per treatment condition, we found that the active control, moxyfloxacin, produced a positive QT/QTc signal that verified the sensitivity of the clinical study. Based on a preliminary analysis of the data from the study, neither of the doses of AZ-001 produced a QT/QTc prolongation that would suggest an increased risk of cardiac arrhythmia. We recently completed a 28-day repeat dose inhalation study in dogs. Consistent with previous findings in shorter-term and higher dose studies, we observed dose-related minimal to slight metaplasia in the upper respiratory tract, primarily in the nasal epithelium, in all treated groups. These changes were partially reversible by the end of a 28-day Post-Treatment period. No lower respiratory tract or lung findings were reported. We have requested an end of Phase 2 meeting with the FDA.

•	AZ-104 (Staccato loxapine). We are developing AZ-104 to treat patients suffering from acute migraine headaches. AZ-104 is a lower dose version of AZ-004. In March 2008, we announced initial results of an in-clinic, multi-center randomized, double-blind, single administration, placebo controlled Phase 2a proof-of-concept clinical trial in 168 migraine patients with or without aura. Three doses of AZ-104 (1.25, 2.5 and 5 mg) were evaluated against placebo in the clinical trial. Using the IHS 4-point rating scale, the primary efficacy endpoint was pain-relief response at 2 hours post-administration. AZ-104 met the primary efficacy endpoint of the clinical trial for the two highest doses of the drug compared to placebo. Statistically significant improvements in pain response were observed in 76.7% of patients at the 5 mg dose (p= 0.02), 79.1% of patients at the 2.5 mg dose (p = 0.01) and 67.4% of patients at the 1.25 mg dose (p = 0.18), compared to 51.3% of patients receiving placebo. Using survival analysis for pain relief response, all three dose groups were statistically superior (p < .05) to placebo during the 4-hour post-treatment time period that the patients remained in the clinic. AZ-104 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-002 (Staccato alprazolam). We are developing AZ-002 for the acute treatment of panic attacks associated with panic disorder. In April 2006, we initiated an in-clinic, single-center, double-blind, placebo-controlled, Phase 2a proof-of-concept clinical trial in patients with panic disorder. As a result of observing greater than expected levels of sedation in the first two patients enrolled in the trial, we reduced the dose of AZ-002, modified the AZ-002 device, added an open-label portion to the clinical protocol, manufactured and released new clinical trial materials for the trial, and added two additional study sites to the study group. In April 2007, we re-initiated dosing in the 46 patient clinical trial with a lower dose of AZ-002. The primary aim of the clinical trial was to assess the safety and efficacy of a 1 mg single dose of AZ-002 in treating a pharmacologically-induced panic attack. Differences versus placebo in the intensity and the duration of a panic attack were collected at multiple time points during the study using psychological and physiological measurements. We completed enrollment of this trial in April 2008. We expect to report initial results of the trial before the end of the second quarter of 2008. AZ-002 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-003 (Staccato fentanyl). We are jointly developing AZ-003 with Endo Pharmaceuticals Inc., or Endo, for the treatment of breakthrough pain in cancer and non-cancer patients. Endo is responsible for regulatory, pre-clinical and clinical development, and for commercializing the product in North America. We are responsible for the development of the Staccato Electric Multiple Dose device and we have the exclusive right to manufacture the product for clinical development and commercial supply.

•	AZ-007 (Staccato zaleplon). We are developing AZ-007 for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. We filed an Investigational New Drug application, or IND, in December 2007. In March 2008, we completed enrollment in a Phase 1 clinical trial of 40 healthy volunteers at a single site. The purpose of this trial was to assess the safety, tolerability and pharmacokinetic parameters of a single dose of AZ-007. Using a double blind, randomized, dose-escalation trial design, 4 doses of AZ-007 (ranging from 0.5 to 4.0 mg) were compared to placebo. AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak venous concentration, or Tmax, of 1.6 minutes. Zaleplon exposure was dose proportional across the 4 doses studied, as calculated by power analysis. Pharmacodynamics, measured as sedation assessed on a 100 mm visual-analog scale, showed onset of effect as early as 2 minutes after dosing with AZ-007. There were no serious adverse events. The most frequently reported adverse events in subjects receiving AZ-007 were dizziness and somnolence. These data indicate a rapid onset of effect, apparently directly related to the IV-like pharmacokinetics, and showed that AZ-007 was generally safe and well tolerated in this population of healthy volunteers.
We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, capital lease and equipment financings and government grants. We have generated $6.9 million in revenue from inception through March 31, 2008, substantially all of which was earned through United States Small Business Innovation Research grants. We did not have any revenues in 2007, and we do not expect any material product revenue until at least 2011. We expect to begin to recognize revenues related to the Endo development agreement in the second half of 2008.
From inception through 2003, we focused on the development of our technology, the selection and preclinical testing of product candidates and the manufacture of clinical trial supplies. In 2004, we expanded our activities to include the clinical development of our product candidates. The continued development of our product candidates will require significant additional expenditures, including expenses for preclinical studies, clinical trials, research and development, manufacturing development and seeking regulatory approvals. We rely on third parties to conduct a portion of our preclinical studies and all of our clinical trials, and we expect these expenditures to increase in future years as we continue development of our product candidates. In 2008, we are conducting several clinical trials, including our on-going Phase 3 clinical trial for AZ-004, and an additional Phase 3 clinical trial for AZ-004 which is expected to begin in the third quarter. With our partner Endo, we intend to continue device development and manufacturing of AZ-003. These clinical trials and development efforts will result in higher expenditures than in previous years. If these product candidates continue to progress, expenses for future clinical trials will be significantly higher than those incurred to date.

In 2007, we completed a current good manufacturing practice, or GMP, pilot manufacturing facility in Mountain View, California and received a California manufacturing license. We completed the move of our operations to the new facility in the first quarter of 2008. We intend for the pilot manufacturing facility to be capable of manufacturing materials for toxicology studies and clinical trial materials for future clinical trials. Facility lease payments will decrease in the second and third quarters of 2008 as the lease on one of our Palo Alto, California facilities expired in the first quarter of 2008, and the lease on our other Palo Alto facility will expire in the second quarter of 2008.
In March 2008, we obtained a committed equity financing facility under which we may sell up to $50 million of our registered common stock to Azimuth Opportunity, Ltd., or Azimuth, over a 24-month period. We are not obligated to utilize any of the $50 million facility. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if we elect to use the facility, we will issue shares to Azimuth at a discount between 4.15% and 6.00% to the volume weighted average price of our common stock over a preceding period of trading days. Azimuth is not required to purchase any shares at a price below $5.00 per share. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on April 16, 2007.
In March 2008, we sold 1,250,000 shares of our common stock to Biomedical Sciences Investment Fund Pte. Ltd, or Bio*One, at a price of $8.00 per share. Subject to certain conditions, Bio*One may receive 135,041 additional shares, which would adjust the effective purchase price to $7.22 per share. In addition, Alexza has committed to initiate and maintain manufacturing operations in Singapore and issued a warrant to Bio*One to purchase up to $3 million of additional shares of Alexza common stock at a purchase price per share of $8.00, subject to the same price adjustment as the common stock sale. The warrant will become exercisable if and only if we terminate operations in Singapore or do not achieve certain performance milestones. The warrant was not exercisable as of March 31, 2008.
In March 2008, we formed Alexza Singapore Pte. Ltd., or ASPL, as a wholly owned subsidiary. ASPL will initially oversee the establishment of our manufacturing capability in Singapore to provide Lower Housing Assemblies, or LHAs, for our commercial single dose Staccato drug delivery device. The manufacture of LHAs consists of three key processes: plastic injection molding of the upper and lower housing, printed circuit board fabrication and assembly of the LHAs. Over time, ASPL may evaluate possible broader manufacturing strategies, which could include additional Alexza technologies and products, as well as expanded GMP manufacturing.
In December 2006, we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004/104, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC, a wholly owned subsidiary of Symphony Holdings LLC, and its investors have invested $50 million to form Symphony Allegro to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these two product candidates. We continue to be primarily responsible for the development of these product candidates in accordance with a development plan and related development budgets, and we have incurred and may continue to incur expenses that are not funded by Symphony Allegro. Pursuant to the agreements, we have received an exclusive purchase option that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Symphony Allegro, and reacquire the intellectual property rights that we licensed to Symphony Allegro. This purchase option is exercisable at predetermined prices between December 1, 2007 and December 1, 2010. The purchase option exercise price may be paid for in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the purchase option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes.

In December 2007, we entered into a license, development and supply agreement, or the license agreement, with Endo for AZ-003, Staccato fentanyl, and the fentanyl class of molecules for North America. Under the terms of the license agreement, Endo paid us an upfront fee of $10 million, and will pay potential additional milestone payments of up to $40 million upon achievement of predetermined regulatory and clinical milestones. Endo will also pay undisclosed royalties to us on net sales of the product, from which we will pay for the cost of goods for the manufacture of the commercial version of the product. We have primary responsibility for the development and costs of the Staccato Electronic Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. Endo has responsibility for future pre-clinical, clinical and regulatory development, and, if AZ-003 is approved for marketing, for commercializing the product in North America. Each party will be responsible for all internal costs and expenses incurred related to the respective area of responsibility. Generally speaking, each party will also be responsible for external development costs incurred related to the respective area of responsibility, but we agreed to pay certain external development costs incurred by Endo in excess of an agreed upon threshold, with a maximum expense to us of $20 million. We and Endo have established a joint steering committee and a joint development committee to oversee the development of AZ-003. We have the right, but not the obligation to participate on each of the committees. We retain all rights outside of North America. Endo has the right to terminate the license agreement on 90 days written notice. Upon such termination, all rights to the product, including regulatory filings, data and clinical and non-clinical data for use with the product will revert to us. We will recognize expense related to the agreement when incurred.
As our activities have expanded, we have consistently increased the number of our employees. We expect that we will add employees during the remainder of 2008 to support our expanded operations.
We have incurred significant losses since our inception. As of March 31, 2008, our deficit accumulated during development stage was $178.7 million and total stockholders’ equity was $72.8 million. We recognized a net loss of $14.6 million during the three months ended March 31, 2008 and $45.1 million, $41.8 million, and $32.4 million, in the years ended December 31, 2007, 2006 and 2005, respectively. We expect our net losses to increase as we continue our existing and planned preclinical studies and clinical trials, expand our research and development efforts, continue our manufacturing development, begin commercialization development, and add infrastructure to support these expanded operations.
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
As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. While we are currently focused on developing our product candidates, we anticipate that we and our partners will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available before 2011, if at all. We anticipate that existing cash, cash equivalents and marketable securities, along with interest earned thereon, funding available under the equity financing agreement with Azimuth, expected payments from Symphony Allegro, expected proceeds from stock option exercises, and purchases under our Employee Stock Purchase Plan, will enable us to maintain our currently planned operations through the first quarter of 2010.
Results of Operations
Comparison of Three Months Ended March 31, 2008 and 2007
Revenue
We had no revenues in the three months ended March 31, 2008 or 2007. In prior years we have recognized governmental grant revenue and drug compound feasibility revenue, however, we expect no grant revenue or drug compound feasibility screening revenue in 2008. We expect to begin to recognize revenues on the Endo development agreement in the second half of 2008.
Operating Expenses
Our operating expenses were affected by our prospective method of adoption of SFAS 123R. As a result, we believe reviewing our operating expenses both inclusive and exclusive of share-based compensation provides a better understanding of the growth of our operations. The impact of share-based compensation on operating expenses is outlined as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Operating expenses without share-based compensation expenses:
Research and development	$13,977	$9,771
General and administrative	3,987	3,330

Total operating expenses without share-based compensation expenses	17,964	13,101

Share-based compensation expenses:
Research and development	716	464
General and administrative	475	255

Total share-based compensation expenses	1,191	719

Total operating expenses	$19,155	$13,820

Research and Development Expenses
Research and development costs are identified as either directly attributed to one of our lead product candidates or as general research. Direct costs consist of personnel costs directly associated with a candidate, preclinical study costs, clinical trial costs, related clinical drug and device development and manufacturing costs, contract services and other research expenditures. Overhead, facility costs and other support service expenses are allocated to each candidate or to general research, and the allocation is based on employee time spent on each program.

The following table summarizes our expenditures on each candidate based on our internal records and estimated allocations of employee time and related expenses (in thousands):

			From
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2008	2007	2008
Preclinical and clinical development
AZ-004/104	$4,464	$2,298	$29,367
AZ-001	501	1,402	38,722
AZ-002	378	1,617	13,490
AZ-003	3,265	752	16,089
AZ-007	1,140	1,734	11,738
Other preclinical programs	—	—	3,243

Total preclinical and clinical development	9,748	7,803	112,649
Research	4,945	2,432	45,162

Total research and development	$14,693	$10,235	$157,811

Research and development expenses were $14.7 million and $10.2 million during the three months ended March 31, 2008 and 2007, respectively, representing a 44% increase. The increase was due primarily to:
•	increased spending on our AZ-004/104 product candidates as we continued development of these product candidates under the Symphony Allegro agreement, including the launch of a Phase 3 clinical trial of AZ-004 during the first quarter of 2008,

•	increased spending on our AZ-003 product candidate as we continued development of this product candidate under the Endo agreement, and

•	increased research expenses as we increase our device development and manufacturing process scale-up efforts.
These increases were partially offset by decreased spending on:
•	our AZ-002 product candidate due to higher development and manufacturing efforts to modify the AZ-002 device and manufacture clinical trial materials for the Phase 2a trial in 2007,

•	our AZ-001 product candidate due to Phase 2b clinical trial efforts occurring in the first quarter of 2007, and

•	our AZ-007 product candidate due to the preclinical and regulatory efforts in the first quarter of 2007 to support and prepare the IND filing that occurred in the fourth quarter of 2007.
We expect to continue to devote substantial resources to research and development to support the continued development of our product candidates and core technology, to expand our research and development efforts and to expand our manufacturing development. We expect that research and development expenses for clinical trials will continue to increase as we conduct additional and later-stage clinical trials, including our on going Phase 3 AZ-004 clinical trial and the second AZ-004 Phase 3 clinical trial scheduled to begin in the third quarter of 2008, for our product candidates. In addition, we expect to incur increasing amounts of non-cash share-based compensation expense in 2008 as future employee share-based awards are expensed and existing grants continue to be expensed.
General and Administrative Expenses
General and administrative expenses were $4.5 million and $3.6 million during the three months ended March 31, 2008 and 2007, respectively, a 24% increase. Share based compensation increased $220,000 during the three months ended March 31, 2008 as compared to the same period in 2007. We expect share-

based compensation expense to continue to increase as future employee share-based awards will continue to be recorded at fair value and existing grants continue to be expensed.
Without the impact of share-based compensation expenses, general and administrative expenses increased to $4.0 million in the three months ended March 31, 2008 from $3.3 million in the comparable period in 2007, representing a 21% increase, primarily due to increased staffing to manage and support our growth resulting in increased payroll and related expenses, increased third party intellectual property expenses as we continue to increase and maintain our intellectual property portfolio, and higher facilities expenses to support our growth.
We expect that our general and administrative expenses will increase as we continue to add infrastructure to support the expected increase in operations as we continue the development of our product candidates. In addition, we expect to incur increasing amounts of non-cash stock-based compensation expense in 2008 as future employee share-based awards are expensed and existing grants continue to be expensed.
Interest and Other Income and Interest Expense, Net
Interest and other income was $1.1 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively, representing income earned on our cash and cash equivalents and marketable securities and on investments held by Symphony Allegro Inc. The increase was primarily due to higher average cash, cash equivalent and marketable securities balances as a result of our public stock offering in May 2007 and sale of securities to Bio*One in March 2008. We expect interest income to decrease in future periods as we expect decreases in our cash, cash equivalent and marketable securities balances as well as decreases in investments held by Symphony Allegro.
Interest expense was $291,000 and $235,000 for the three months ended March 31, 2008 and 2007, respectively, representing interest on our equipment financing obligations. Interest expense increased due to increased borrowings on our equipment financing obligations.
Liquidity and Capital Resources
Since inception through March 31, 2008, we have financed our operations primarily through private placements and public sales of equity securities, totalling aggregate net proceeds of $225.4 million, revenues primarily from government grants totaling $6.9 million and funding from Symphony Allegro. We have received additional funding from equipment financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our Employee Stock Purchase Plan. As of March 31, 2008, we had $75.7 million in cash, cash equivalents and marketable securities, and $35.9 million of marketable securities held by Symphony Allegro. The marketable securities held by Symphony Allegro are used to fund the development of AZ-002, AZ-004,and AZ-104 and are not available for general corporate expenses. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Investments held by Symphony Allegro consist of investments in a money market fund that invests primarily in domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. and Yankee bank obligations and fully collateralized repurchase agreements. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
Cash Flows from Operating Activities. Net cash used in operating activities was $5.2 million and $10.0 million during the three months ended March 31, 2008 and 2007, respectively. The net cash used in the three months ended March 31, 2008 primarily reflects the net loss of $14.6 million, and the loss attributed to noncontrolling interest in Symphony Allegro, Inc. of $3.8 million, net of depreciation of $1.4 million and non-cash share based compensation expense of $1.4 million, and the decrease in accounts payable of $2.0 million. These decreases were,partially offset by the decrease in other receivables of $10.7 million which primarily reflected the receipt of $10 million from Endo.
The net cash used in the three months ended March 31, 2007 primarily reflects the net loss of $10.9 million and the loss attributed to noncontrolling interests in Symphony Allegro, Inc of $2.1 million, net of deprecation of $0.9 million and non-cash share based compensation expense of $0.7 million, increase in prepaid expenses and other current assets, decrease in accrued clinical and other accrued liabilities (bonus payout of $2.1 million), partially offset by an increase in other liabilities.

Cash Flows from Investing Activities. Net cash provided by investing activities was $2.1 million and $10.6 million during the three months ended March 31, 2008 and 2007, respectively. Investing activities consist primarily of purchases and sales of marketable securities and capital purchases. During the three months ended March 31, 2008, we had purchases of marketable securities, net of maturities, of $0.2 million, and purchases of property and equipment of $1.2 million, consisting primarily of tenant improvements for our Mountain View facility, and maturities of available-for-sale securities held by Symphony Allegro of $3.5 million.
During the three months ended March 31, 2007, we had maturities of marketable securities, net of purchases, of $13.1 million, and purchases of property and equipment of $5.2 million, consisting primarily of tenant improvements for our Mountain View facility, and maturities of available for-sale securities held by Symphony Allegro of $2.6 million.
Cash Flows from Financing Activities. Net cash provided by financing activities was $8.8 million and $1.4 million during the three months ended March 31, 2008 and 2007, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net proceeds from our equipment financing agreements. In March 2008 we issued 1,250,000 shares of common stock and a warrant to purchase 375,000 shares of common stock in a private offering resulting in net proceeds of $9.8 million. In 2008, payments on our equipment financing obligations were $1.1 million. In 2007, proceeds from equipment financing arrangements, net of payments, were $1.3 million during the three months ended March 31, 2007.
We believe that our current cash, cash equivalents and marketable securities along with interest earned thereon, the funding available from Symphony Allegro, Inc., the funds available under our equity financing agreement with Azimuth, the proceeds from option exercises, and purchases of common stock pursuant to our Employee Stock Purchase Plan, will enable us to maintain our currently planned operations through the first quarter of 2010. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying this estimate include:
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
Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into strategic partnerships with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the terms and timing of any distribution, strategic partnerships or licensing agreements that we may establish;

•	our ability to draw on our equity financing facility with Azimuth;

•	the cost, timing and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing manufacturing, marketing and sales capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
Contractual Obligations
We lease two buildings with an aggregate of 106,894 square feet of manufacturing, office and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. We currently occupy 87,560 square feet of these facilities and will gain access to the remaining 19,334 square feet on or about June 1, 2008. The lease for both facilities expires on March 31, 2018, and we have two options to extend the lease for five years each. We lease one building with an aggregate of 28,150 square feet of office and laboratory facilities in Palo Alto, California. The lease on this facility expires on June 30, 2008, concluding all obligations for this facility.
We have financed a portion of our equipment purchases through various equipment financing agreements. Under the agreements, equipment advances are to be repaid in 36 to 48 monthly installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasuries of comparable maturities and ranges from 9.2% to 10.6%. The equipment purchased under the equipment financing agreement is pledged as security.
The Company’s future contractual payments, including interest, are as follows (in thousands):

	Operating	Equipment
	Lease	Financing
	Agreements	Obligations	Total
2008 — remaining 9 months	$3,154	$4,086	$7,240
2009	4,759	4,472	9,231
2010	5,016	2,037	7,053
2011	5,138	366	5,504
2012	5,263	—	5,263
Thereafter	25,711	—	25,711

Total	$49,041	$10,961	$60,002

On November 2, 2007, we entered into a manufacturing and supply agreement, or the supply agreement, with Autoliv ASP, Inc, or Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and us executed in October 2005. Under the terms of the supply agreement, Autoliv will develop a manufacturing line capable of producing 10 million chemical heat packages a year. We will pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the Food and Drug Administration of a new drug application filed by us. If the agreement is terminated by either party, we will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the chemical heat packages. Upon payment by us Autoliv will be required to transfer possession and ownership of such equipment and tooling to the Company. Each quarter, with assistance from Autoliv, we estimate the amount of work performed on the development of the manufacturing line and recognizes a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. As of March 31, 2008, we recorded a fixed asset and a non-current liability of $150,000 related to our commitment to Autoliv for the development of the manufacturing line. Autoliv has also agreed to manufacture, assemble and test the chemical heat packages solely for us in conformance with our specifications. We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the supply agreement expires on December 31, 2012 and may be extended by written mutual consent.
On December 27, 2007, we entered into a license, development and supply agreement with Endo. Pursuant to the agreement, Endo obtained a license to develop and commercialize AZ-003 (Staccato fentanyl) in North America and to obtain a supply of AZ-003 from us. Endo is responsible for regulatory, pre-clinical and clinical development, and for commercializing the product. We are responsible for the development of the Staccato Electric Multiple Dose commercial device and we have the exclusive right to manufacture the product for clinical development and commercial supply. Both Alexza and Endo will be responsible for all internal costs and expenses incurred related to their area of responsibility. We have agreed to pay certain external development costs incurred by Endo in excess of an agreed upon threshold, with a maximum expense to us of $20 million.
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
While our significant accounting policies are more fully described in Note 2 of the notes to consolidated financial statements on our annual report on Form 10-K as filed with the SEC on March 17, 2008, we believe the following accounting policies are critical to the process of making significant estimates and judgments in preparation of our financial statements.
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
Effective January 1, 2008, we adopted Emerging Issues Task Force ratified EITF Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The adoption of provisions of EITF 07-3 did not have a material impact on our financial position, results of operations or cash flows.
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
Through 2007, we estimated the expected term of options using the “simplified” method, as illustrated in SAB 107. Beginning in 2008, we estimate the expected term of options based on the historical term periods of options that have been granted but are no longer outstanding and the estimated terms of outstanding options.
As we had been operating as a public company for a period of time that was significantly shorter than our estimated expected option term, we were unable to use actual price volatility data. Therefore, we estimated the volatility of our common stock based on volatility of similar entities through 2007. In 2008 we estimated the volatility of our stock based on our actual historical volatility since our initial public offering.
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
See Note 4 to the consolidated financial statements for further information regarding the SFAS 123R disclosures.
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
FIN 46R deems parties to be de facto agents if they cannot sell, transfer, or encumber their interests without the prior approval of an enterprise. Symphony Capital is considered to be a de facto agent of the Company pursuant to this provision, and because we and Symphony, as a related party group, absorb a majority of Allegro’s variability, we evaluated whether, pursuant to FIN 46R’s requirements, we are most closely associated with Allegro. We concluded that we are most closely associated with Allegro and should consolidate Allegro because (1) we originally developed the technology that was assigned to Allegro, (2) we will continue to oversee and monitor the development program, (3) our employees will continue to perform substantially all of the development work, (4) we significantly influenced the design of the responsibilities and corporate structure of Allegro, (5) Allegro’s operations are substantially similar to our activities, and (6) through the Purchase Option, we have the ability to meaningfully participate in the benefits of a successful development effort.
Symphony Capital will be required to absorb the development risk for its equity investment in Allegro. Pursuant to FIN 46R’s requirements, Symphony Capital’s equity investment in Allegro is classified as noncontrolling interest in our consolidated balance sheets. The noncontrolling interest held by Symphony Capital has been reduced by the $10.7 million fair value of the warrant it received in consideration for the Purchase Option and $2.85 million of fees we immediately paid to Symphony Capital upon the transaction’s closing because the total consideration provided by us to Symphony Capital effectively reduces Symphony Capital’s at-risk equity investment in Allegro. While we perform the research and development on behalf of Allegro, our development risk is limited to the consideration we provided to Symphony Capital (the warrant and fees).
Losses incurred by Allegro are charged to the noncontrolling interest until that balance has been reduced to zero, at which point our net loss will be increased for the research and development expenses incurred subsequent to that date. Net losses incurred by Allegro and charged to the noncontrolling interest were $3.8 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, the noncontrolling interest balance was $20.2 million. As of March 31, 2008, the investments held by Allegro were $35.9 million, which we expect to spend through the term of the collaboration in 2011.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will require that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet. SFAS 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, as well as requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160 on our financial position, results of operations and cash flows.
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

Autoliv ASP, Inc.
On November 2, 2007, we entered into a manufacturing and supply agreement, or the supply agreement, with Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and us executed in October 2005. Under the terms of the supply agreement, Autoliv will develop a manufacturing line capable of producing 10 million chemical heat packages a year. We will pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the Food and Drug Administration of a new drug application filed by us. If the agreement is terminated by either party, we will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the chemical heat packages. Upon payment by us, Autoliv will be required to transfer possession and ownership of such equipment and tooling to the Company. Each quarter, with assistance from Autoliv, we estimate the amount of work performed on the development of the manufacturing line and recognize a portion of the total payment related to the manufacturing line as a capital asset and a corresponding liability.
Revenue Recognition
We recognize revenue in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13 (SAB 104).
In determining the accounting for collaboration agreements, we follow the provisions of Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 provides guidance on whether an arrangement involves multiple revenue-generating deliverables that should be accounted for as a single unit of accounting or divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the arrangement represents a single unit of accounting, the revenue recognition policy and the performance obligation period must be determined (if not already contractually defined) for the entire arrangement. If the arrangement represents separate units of accounting according to the EITF’s separation criteria, a revenue recognition policy must be determined for each unit.
Revenues for non-refundable upfront license fee payments will be recognized on a straight line basis as Collaboration Revenue over the estimated performance period. We estimate that we will begin to amortize the $10 million milestone payment from Endo beginning in the second half of 2008 on a straight line basis over a period of approximately 6 years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of March 31, 2008, we had cash, cash equivalents and marketable securities of $75.7 million and investments held by Symphony Allegro of $35.9 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. In the third and fourth quarters of 2007 and the first quarter of 2008, we performed a review of our investment portfolio and believe we have minimal exposure related to mortgage and other asset backed securities and no exposure to auction rate securities.
We plan to initiate component manufacturing operations in Singapore in the second half of 2008. These operations will incur expenses denominated in foreign currencies. These expenses could be materially affected by currency fluctuations; however, we do not consider this currency risk to be material as the related costs are not expected to constitute a significant portion of our total spending in 2008.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of March 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

PART II. OTHER INFORMATION
Item 1A. RISK FACTORS
     Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report, before deciding whether to invest in shares of our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Relating to Our Business
We have a history of net losses. We expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $14.6 for the three months ended March 31, 2008 and $45.1 million, $41.8 million, and $32.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of March 31, 2008, we had a deficit accumulated during development stage of $178.7 million. We expect our expenses to increase as we expand our product candidate and manufacturing development programs and add the necessary infrastructure to support operating as a public company. As a result, we expect to incur substantial and increasing net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, capital lease and equipment financing and government grants. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth, if any, of our revenues. Revenues from strategic partnerships are uncertain because we may not enter into any additional strategic partnerships. We expect to begin to recognize revenues beginning in the second half of 2008 from our partnership with Endo, however do not expect to recognize any product or grant revenues in 2008. If we are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.
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
We anticipate that existing cash, cash equivalents and marketable securities, along with interest earned thereon, funding available under our equity financing agreement with Azimuth, expected payments from Symphony Allegro, expected proceeds from stock option exercises and purchases under our Employee Stock Purchase Plan will enable us to maintain our currently planned operations through the first quarter of 2010. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. We may be unable to raise sufficient additional capital on terms favorable to us, or at all. If we fail to raise sufficient funds, we will have to delay development programs or reduce or cease operations, or we may be required to enter into a strategic partnership at an earlier stage of development than currently anticipated. Our estimates of future capital use are uncertain, and changes in our development plans, payments received from Symphony Allegro, partnering activities, regulatory requirements and other developments may increase our rate of spending and decrease the amount of time our available resources will fund our operations.
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
To date, we have not completed all the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates. Current and planned clinical trials may be delayed or terminated as a result of many factors, including:
•	delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective sites;

•	regulators or institutional review boards may not authorize us to commence a clinical trial;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

•	we may suspend or terminate our clinical trials if we believe that they expose the participating patients to unacceptable health risks;

•	we may experience slower than expected patient enrollment or lack of a sufficient number of patients that meet the enrollment criteria for our clinical trials;

•	patients may not complete clinical trials due to safety issues, side effects, dissatisfaction with the product candidate, or other reasons;

•	we may have difficulty in maintaining contact with patients after treatment, preventing us from collecting the data required by our study protocol;

•	product candidates may demonstrate a lack of efficacy during clinical trials;

•	we may experience governmental or regulatory delays, failure to obtain regulatory approval or changes in regulatory requirements, policy and guidelines; and

•	we may experience delays in our ability to manufacture clinical trial materials in a timely manner as a result of ongoing process and design enhancements to our Staccato system.
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
Continuing development of our single dose version device may delay regulatory submissions and marketing approval for AZ-004
Our clinical studies to date for our AZ-004, AZ-001, AZ-104, AZ-002 and AZ-007 product candidates have been completed using a version of our single dose Staccato device we refer to as the chemical single dose, or CSD, device. We are developing a version of the CSD which is intended to cost less to manufacture and is more scalable than the current version of CSD. We refer to the newer version of this single dose device as the commercial production device, or CPD, version. The CPD incorporates the same basic chemical heat package and electronics as the CSD. We plan to conduct a bioequivalence study in normal volunteers in the second half of 2008 using the CSD and the CPD versions of the device to determine if the drug dose dispensed by the two devices is bioequivalent. If the results of the planned bioequivalence study and the available analytical data do not support the bioequivalency, or if the FDA or foreign regulatory authorities determine the CPD is unacceptable for any other reason, we may be required to conduct an additional Phase 3 clinical trial for AZ-004 with the CPD version of the device. Conducting an additional Phase 3 clinical trial could delay the filing of an NDA which could also delay any potential marketing approval in the United States. We may also decide to file an NDA for AZ-004 using the current version of the CSD, which we anticipate would cost more to produce and may limit market adoption of the product if and when it is approved.
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
In addition, the heat packages used in the single dose version of our Staccato system are manufactured using certain energetic, or highly combustible, materials that are used to generate the rapid heating necessary for vaporizing the drug compound while avoiding degradation. Manufacture of products containing these types of materials is regulated by the U.S. government. We currently manufacture the heat packages that are being used in the devices used in our clinical trials. We have entered into a supply agreement with Autoliv for the manufacture of the heat packages in the commercial design of our single dose version of our Staccato system. If we are unable to manufacture the heat packages used in our ongoing clinical trials or if in the future Autoliv is unable to manufacture the heat packages to our specifications, or does not carry out its contractual obligations to supply our heat packages to us, our clinical trials may be delayed, suspended or terminated while we seek additional suitable manufacturers of our heat packages, which may prevent us from commercializing our product candidates that utilize the single dose version of the Staccato system.
If we do not establish additional strategic partnerships, we will have to undertake development and commercialization efforts on our own, which would be costly and delay our ability to commercialize any future products.
A key element of our business strategy is our intent to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates. In December 2006, we entered into such a development relationship with Symphony Allegro, and in December 2007, we entered into a license and development agreement with Endo related to AZ-003 (Staccato fentanyl). We intend to enter into additional strategic partnerships with third parties to develop and commercialize our product candidates that are intended for larger markets, and we may enter into strategic partnerships for product candidates that are targeted toward specialty markets. To date, other than Symphony Allegro and Endo, we have not entered into any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate additional strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.
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
If we elect to exercise the purchase option, we will be required to make a payment estimated to be $102.5 million in the fourth quarter of 2009, which at our election may be paid partially in shares of our common stock. As a result, in order to exercise the option, we will be required to make a substantial payment of cash and possibly issue a substantial number of shares of our common stock. We do not currently have the resources to exercise the option, and we may be required to enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these, in order to exercise the option, even if we paid a portion of the purchase price with our common stock. There can be no assurance that any financing or licensing arrangement will be available or even if available, that the terms would be favorable to us and our stockholders. In addition, the exercise of the purchase option may require us to record a significant charge to earnings and may adversely impact future operating results.
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
We anticipate that, if approved, AZ-001 and AZ-104 would compete with currently marketed triptan drugs and with other migraine headache treatments, including intravenous, or IV, delivery of prochlorperazine, the API in AZ-001. In addition, we are aware of at least 14 product candidates in development for the treatment of migraines, including triptan products.
We anticipate that, if approved, AZ-002 would compete with the oral tablet form of alprazolam and several other approved anti-depressant drugs. In addition, we are aware of two product candidates in early stage clinical development for the treatment of acute panic attacks.
We anticipate that, if approved, AZ-003 would compete with some of the available forms of fentanyl, including injectable fentanyl, oral transmucosal fentanyl formulations and ionophoretic transdermal delivery of fentanyl. We are also aware of three fentanyl products under review by Regulatory agencies either in the United States or abroad, and at least 15 products in Phase 3 clinical trial development for acute pain, four of which are fentanyl products. There are two inhaled forms of fentanyl products that are in Phase 2 development. In addition, if approved, AZ-003 would compete with various generic opioid drugs, such as oxycodone, hydrocodone and morphine, or combination products including one or more of such drugs.
We anticipate that, if approved, AZ-007 would compete with non-benzodiazepine GABA-A receptor agonists, which include Ambien® (immediate release and controlled-release tablets), Sonata®, and Lunesta®. We are also aware of more than 10 generic versions of zolpidem (brand Ambien) oral tablets and one zaleplon (brand Sonata) that have been tentatively approved by the FDA, as well as three insomnia products that are under review by the FDA. Additionally, we are aware of 5 products in Phase 3 development for the treatment of insomnia, two of which are sublingual forms of zolpidem.
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
Our common stock price has experienced large fluctuations since our initial public offering in March 2006. In addition, the trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to revenue ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:
•	actual or anticipated results and timing of our clinical trials;

•	actual or anticipated regulatory approvals of our product candidates or competing products;

•	changes in laws or regulations applicable to our product candidates;

•	changes in the expected or actual timing of our development programs, including delays or cancellations of clinical trials for our product candidates;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the life science and biotechnology industries;

•	changes in the market valuations of other life science or biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	sales of our common stock (or other securities) by us, including sales under our equity financing facility arrangement with Azimuth; and

•	sales and distributions of our common stock by our stockholders.
In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder files a securities class action suit against us, we would incur substantial legal fees, and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.
If we sell shares of our common stock under our equity financing facility or in other future financings, existing common stock holders will experience immediate dilution and, as a result, our stock price may go down.
We will need to raise additional capital to fund our operations, to develop our product candidates, and to develop our manufacturing capabilities. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in March 2008, we entered into a common stock purchase agreement with Azimuth, or the purchase agreement, which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $50 million of our common stock at times and in amounts determined by us. Our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Azimuth pursuant to the purchase agreement.

Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None
Use of Proceeds from the Sale of Registered Securities
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None.
Item 6. Exhibits

3.5	Amended and Restated Certificate of Incorporation. (1)

3.6	Amended and Restated Bylaws. (1)

3.7	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

10.39	Stock and Warrant Purchase Agreement between Alexza Pharmaceuticals, Inc. and Biomedical Scinces investment Fund PTE Ltd, dated March 26, 2008 (3)

10.40	Form of Common Stock Purchase Warrant (3)

10.41	Common Stock Purchase Agreement Between the Company and Azimuth Opportunity Ltd. dated March 31, 2008 (4)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to exhibit to our Annual Report on Form 10-K/A filed on April 10, 2007.

(3)	Incorporated by reference to exhibit to our Current Report on Form 8-K filed on March 26, 2008.

(4)	Incorporated by reference to exhibit to our Current Report on Form 8-K filed on March 31, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alexza Pharmaceuticals, Inc. (Registrant)
May 12, 2008	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

May 12, 2008	/s/ August J. Moretti
August J. Moretti
Senior Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)

Exhibit Index

3.5	Amended and Restated Certificate of Incorporation. (1)

3.6	Amended and Restated Bylaws. (1)

3.7	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

10.39	Stock and Warrant Purchase Agreement between Alexza Pharmaceuticals, Inc. and Biomedical Scinces investment Fund PTE Ltd, dated March 26, 2008 (3)

10.40	Form of Common Stock Purchase Warrant (3)

10.41	Common Stock Purchase Agreement Between the Company and Azimuth Opportunity Ltd. dated March 31, 2008 (4)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to exhibit to our Annual Report on Form 10-K/A filed on April 10, 2007.

(3)	Incorporated by reference to exhibit to our Current Report on Form 8-K filed on March 26, 2008.

(4)	Incorporated by reference to exhibit to our Current Report on Form 8-K filed on March 31, 2008.