Form 10-Q
period 2008-06-30
Alexza Pharmaceuticals Inc.
filed 2008-08-06
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of July 31, 2008; 32,604,771.

ALEXZA PHARMACEUTICALS, INC.

page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 and for the period from December 19, 2000 (inception) to June 30, 2008	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and for the period from December 19, 2000 (inception) to June 30, 2008	5
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1A. Risk Factors	32

Item 1. Legal Proceedings	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3. Defaults Upon Senior Securities	49

Item 4. Submission of Matters to a Vote of Security Holders	49

Item 5. Other Information	50

Item 6. Exhibits	50

SIGNATURES	51
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2008	2007(1)
ASSETS
Current assets:
Cash and cash equivalents	$22,694	$31,337
Marketable securities	41,311	38,054
Investments held by Symphony Allegro, Inc.	31,310	39,449
Other receivables	—	12,055
Prepaid expenses and other current assets	996	1,377

Total current assets	96,311	122,272

Property and equipment, net	25,302	26,156
Restricted cash	562	604
Other assets	104	93

Total assets	$122,279	$149,125

LIABILITIES, NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,999	$5,206
Accrued clinical trial expenses	1,080	1,301
Other accrued expenses	4,411	5,087
Deferred revenue	1,250	—
Current portion of equipment financing obligations	4,713	4,586

Total current liabilities	16,453	16,180

Deferred rent	17,825	16,685
Deferred revenue	8,750	10,000
Noncurrent portion of equipment financing obligations	3,951	6,317
Other noncurrent liabilities	300	—

Noncontrolling interest in Symphony Allegro, Inc.	14,304	23,952

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in-capital	253,963	240,681
Deferred share-based compensation	(462)	(739)
Other comprehensive income	18	141
Deficit accumulated during development stage	(192,826)	(164,095)

Total stockholders’ equity	60,696	75,991

Total liabilities, noncontrolling interest and stockholders’ equity	$122,279	$149,125

(1)	Condensed consolidated balance sheet at December 31, 2007 has been derived from audited consolidated financial statements at that date.
See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

					Period from
					December 19,
					2000
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
Revenue	$—	$—	$—	$—	$6,945

Operating expenses:
Research and development	15,698	10,142	30,391	20,377	173,509
General and administrative	4,802	4,017	9,264	7,602	54,327
Acquired in-process research and development	—	—	—	—	3,916

Total operating expenses	20,500	14,159	39,655	27,979	231,752

Loss from operations	(20,500)	(14,159)	(39,655)	(27,979)	(224,807)

Interest and other income, net	729	1,481	1,809	2,538	13,001
Interest expense	(242)	(244)	(533)	(479)	(3,179)

Loss before noncontrolling interest in Symphony Allegro, Inc.	(20,013)	(12,922)	(38,379)	(25,920)	(214,985)
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	5,891	2,644	9,648	4,726	22,159

Net loss	$(14,122)	$(10,278)	$(28,731)	$(21,194)	$(192,826)

Basic and diluted net loss per share	$(0.43)	$(0.36)	$(0.90)	$(0.81)

Shares used to compute basic and diluted net loss per share	32,532	28,480	31,879	26,175

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Six Months Ended		(inception) to
	June 30,		June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(28,731)	$(21,194)	$(192,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	(9,648)	(4,726)	(22,159)
Share-based compensation	2,856	1,276	9,603
Extinguishment of officer note receivable	—	—	2,300
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	25	22	349
Amortization of discount on available-for-sale securities	(598)	(293)	(528)
Depreciation and amortization	2,684	1,857	14,149
Loss on disposal of property and equipment	(12)	—	54
Changes in operating assets and liabilities:
Other receivables	12,055	—	—
Prepaid expenses and other current assets	381	(1,654)	(990)
Other assets	(36)	45	(2,637)
Accounts payable	(207)	(1,133)	4,870
Accrued clinical and other accrued liabilities	(897)	(1,051)	1,791
Deferred revenue	—	—	10,000
Other liabilities	1,140	8,265	21,215

Net cash used in operating activities	(20,988)	(18,586)	(150,579)

Cash flows from investing activities:
Purchases of available-for-sale securities	(38,431)	(9,147)	(316,233)
Maturities of available-for-sale securities	35,649	29,064	275,469
Purchases of investments held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of investments held by Symphony Allegro, Inc.	8,139	5,241	18,665
Decrease/(increase) in restricted cash	42	—	(562)
Purchases of property and equipment	(1,543)	(8,583)	(38,968)
Proceeds from disposal of property and equipment	25	—	28
Cash paid for merger	—	—	(250)

Net cash provided by (used in) investing activities	3,881	16,575	(111,826)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Six Months Ended		(inception) to
	June 30,		June 30,
	2008	2007	2008
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	9,840	65,982	120,732
Proceeds from exercise of stock options and stock purchase rights under the Employee Stock Purchase Plan	863	888	4,283
Repurchases of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc, net of fees	—	—	47,171
Proceeds from equipment financing obligations	—	3,178	18,932
Payments of equipment financing obligations	(2,239)	(1,585)	(10,721)

Net cash provided by financing activities	8,464	68,463	285,099

Net increase (decrease) in cash and cash equivalents	(8,643)	66,452	22,694
Cash and cash equivalents at beginning of period	31,337	17,032	—

Cash and cash equivalents at end of period	$22,694	$83,484	$22,694

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
Alexza is an emerging pharmaceutical company focused on the development and commercialization of novel, proprietary products for the treatment of acute and intermittent conditions. The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, conducting research and development, manufacturing devices for clinical trials and conducting manufacturing scale-up, conducting preclinical studies and clinical trials, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage and to operate in one business segment.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other interim period or any other future year.
The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed on March 17, 2008.
Basis of Consolidation
The condensed consolidated financial statements include the accounts of Alexza, its two wholly owned direct subsidiaries, Alexza Singapore Pte. Ltd., (“ASPL”) and Alexza Pharmaceuticals UK, Ltd., ASPL’s wholly owned subsidiary, Alexza Manufacturing Pte. Ltd., and Alexza’s variable interest entity, Symphony Allegro, Inc. (“Allegro”). Alexza is considered the primary beneficiary of Allegro as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated.
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
The Company will determine, at its sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if the Company elects to use the facility, the Company will issue shares to Azimuth at a discount of between 4.15% and 6.00% to the volume weighted average price of the Company’s common stock over a preceding period of trading days. Azimuth is not required to purchase any shares below $5.00 per share, and any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on April 16, 2007. The agreement will terminate on March 31, 2010. As of June 30, 2008, there have been no sales of common stock under this agreement.
Registered Direct Equity Issuance
In March 2008, the Company completed the sale of 1,250,000 shares of its common stock to Biomedical Sciences Investment Fund Pte. Ltd. (“Bio*One”) at a price of $8.00 per share. If the average closing price of the Company’s stock over a 45 consecutive day trading period does not exceed $8.00 between the closing date and December 31, 2008, Bio*One will receive 135,041 additional shares, which would adjust the effective purchase price to $7.22 per share. If required to do so, the Company will issue the additional shares to Bio*One in January 2009.

In addition, the Company issued a warrant to Bio*One to purchase up to 375,000 of additional shares of Alexza common stock at a purchase price per share of $8.00. Subject to the same price adjustment as the common stock sale, the warrant may be adjusted to purchase 415,522 shares at a purchase price of $7.22 per share. The Company has committed to initiate and maintain manufacturing operations in Singapore, and the warrant will become exercisable only if the Company terminates operations in Singapore or does not achieve certain performance milestones. The warrant has a maximum term of 5 years and was not exercisable as of June 30, 2008. Net proceeds from the sale of the stock and warrant were approximately $9.84 million after deducting offering expenses.
Secondary Public Stock Offering
In May 2007, the Company completed a public offering of 6,900,000 shares of its common stock, including the full underwriters’ over-allotment option, at a public offering price of $10.25 per share. Net cash proceeds from the public offering were approximately $66.0 million, after deducting underwriting discounts and commissions and other offering expenses.
3. Financial Instruments
The following table represents the Company’s fair value hierarchy, as defined by SFAS 157, for its financial assets (cash equivalents and marketable securities and investments held by Symphony Allegro, Inc.) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$10,828	$—	$—	$10,828
Money market fund held by Symphony Allegro, Inc.	31,310	—	—	31,310
Commercial paper	—	21,794	—	21,794
U.S. government agencies	—	31,305	—	31,305

Total	$42,138	$53,099	$—	$95,237

Level 2 assets include certain of our marketable securities with quoted market prices that are traded in less active markets or priced using a quoted market price for similar assets.
4. Share-Based Compensation
Employee Share-Based Awards Granted Prior to January 1, 2006
Compensation cost for employee stock options granted prior to January 1, 2006, was accounted for using the option’s intrinsic value. The Company recorded the total valuation of these options as a component of stockholders’ equity, which will be amortized over the vesting period of the applicable option on a straight line basis. During the three and six months ended June 30, 2008, the Company reversed $37,000 and $49,000, respectively, of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations, and $203,000 and $224,000 in the same periods in 2007, respectively. The expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Remainder of 2008	$219
2009	243

$462

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

Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units
During the three and six months ended June 30, 2008 the weighted average fair value of the employee stock options granted was $3.17 and $3.42, respectively, and $6.60 and $6.69 in the same periods in 2007, respectively. The weighted average fair value of stock purchase rights granted under the Company’s employee stock purchase plan was $3.46 and $3.45 during the three and six months ended June 30, 2008, respectively, and $3.60 and $3.24 in the same periods in 2007, respectively. The Company did not issue any restricted stock units in the three or six months ended June 30, 2008 or 2007.
These estimated grant date fair values of the awards were calculated using the Black-Scholes valuation model, and the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock Option Plans
Weighted-average expected term	5.0 years	6.1 years	5.0 years	6.1 years
Expected volatility	66%	73%	66%	73%
Risk-free interest rate	3.23%	4.77%	3.08%	4.71%
Dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan
Weighted-average expected term	1.4 years	1.8 years	1.4 years	1.8 years
Expected volatility	66%	53%	66%	53%
Risk-free interest rate	3.53%	4.78%	3.53%	4.78%
Dividend yield	0%	0%	0%	0%
Weighted-Average Expected Life Prior to January 1, 2008, the expected term of options granted was determined using the “shortcut” method, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”). Under this approach, the expected term was presumed to be the average of the vesting term and the contractual term of the option. As detailed information about the employees’ exercise behavior is now available to the Company, beginning on January 1, 2008, the Company no longer uses the abovementioned shortcut method and determines the expected term of the options granted through a combination of the Company’s own historical experience and expected future activity. The change of approach in determining the estimated weighted average expected life resulted in the assumption decreasing from approximately 6.1 years to 5.0 years.
Under the Employee Stock Purchase Plan, the expected term of employee stock purchase plan shares is the average of the purchase periods under each offering period.
Volatility Prior to January 1, 2008, as the Company considered itself a newly public entity with insufficient historical data on volatility of its stock, the expected volatility used was based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. Due to the availability of historical volatility data of the Company’s own stock, the Company began utilizing its historical volatility to determine future volatility for the purpose of determining share-based payments for all options granted on or after January 1, 2008.
Risk-Free Interest Rate. The risk-free rate that the Company uses in the Black-Scholes option valuation model is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options or purchase rights on the respective grant dates.
Dividend Yield The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
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
As of June 30, 2008, there were $7,904,000, $538,000 and $1,290,000 of total unrecognized compensation costs related to unvested stock option awards, unvested restricted stock units and stock purchase rights issued after January 1, 2006, respectively, which are expected to be recognized over a weighted average period of 2.8 years, 2.9 years and 1.3 years, respectively.
There was no share-based compensation capitalized at June 30, 2008.
5. Share-Based Compensation Plans
2005 Equity Incentive Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”). Stock options issued under the 2005 Plan generally vest over 4 years, which is generally based on service time, and have a maximum contractual term of 10 years. The 2005 Plan provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 2% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or (ii) 1,000,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2008 an additional 622,757 (2% of the total number of shares of the Company’s common stock outstanding on December 31, 2007) shares of the Company’s common stock were reserved for issuance under this provision. In May 2008, the Company’s shareholders approved an amendment to the plan to increase the number of shares of the Company’s stock reserved for issuance under the plan by an additional 1,500,000 shares.
2005 Non-Employee Directors’ Stock Option Plan
In December 2005, the Company’s board of directors adopted the 2005 Non-Employee Directors Stock Option Plan (the “Directors Plan”). The Directors Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors. The Director’s Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any fiscal year. On January 1, 2008 an additional 52,083 shares of the Company’s common stock were reserved for issuance under this provision.
The following table sets forth the summary of option activity under the Company’s stock option plans for the six months ended June 30, 2008:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2007	3,206,864	$6.56
Options granted	773,971	5.99
Options exercised	(59,193)	1.75
Options canceled	(249,051)	8.10

Balance at June 30, 2008	3,672,591	6.41

The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was $117,000 and $298,000, respectively, and $446,000 and $1,198,000 during the same periods in 2007.

Information regarding the stock options outstanding at June 30, 2008 is summarized below:

			Outstanding			Exercisable
				Remaining			Remaining
				Contractual	Aggregate		Contractual	Aggregate
Exercise			Number	Life	Intrinsic	Number	Life	Intrinsic
Price			of Shares	(in years)	Value	of Shares	(in years)	Value
$1.10	-	1.10	438,375	6.16	$1,245,000	348,837	6.11	$991,000
1.38	-	3.94	415,065	7.64	601,000	207,589	7.01	408,000
4.21	-	6.24	415,300	9.79	—	780	9.91	—
6.55	-	7.20	610,677	8.37	—	305,397	8.28	—
7.30	-	7.90	161,051	9.19	—	51,755	9.22	—
8.00	-	8.00	600,457	6.13	—	499,828	5.86	—
8.01	-	8.76	252,800	8.71	—	53,543	8.46	—
8.89	-	8.89	411,020	9.07	—	—	—	—
8.91	-	11.70	367,846	8.26	—	148,791	8.59	—

			3,672,591	7.94	$1,846,000	1,616,520	6.97	$1,399,000

The intrinsic value is calculated as the difference between the market value as of June 30, 2008 and the exercise price of the shares. The market value as of June 30, 2008, was $3.94 as reported by NASDAQ Global Market.
The following table sets forth the summary of unvested share units (restricted stock units) activity under the Company’s stock option plan for the six months ended June 30, 2008:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2007	93,125	$8.42
Granted	—	—
Released	—	—
Forfeited	(5,067)	8.22

Outstanding at June 30, 2008	88,058	8.43

As of June 30, 2008, 1,994,237 shares remained available for issuance under the 2005 Plan and the Directors’ Plan.
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
The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of share by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2008 an additional 250,000 shares of the Company’s common stock were reserved for issuance under this provision. On April 30, 2008 the Company issued 134,772 shares at an average price of $5.64 under the ESPP. As of June 30, 2008, 515,869 shares of common stock were available for issuance under the plan.

6. Net Loss per Share
Historical basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share calculation for the three and six months ended June 30, 2008 and 2007 because the inclusion of such shares would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options	3,672,591	2,747,244	3,672,591	2,747,244
Unvested restricted stock units	88,058	32,980	88,058	32,980
Warrants to purchase common stock	2,390,720	2,015,720	2,390,720	2,015,720
7. Comprehensive Loss
Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(14,122)	$(10,278)	$(28,731)	$(21,194)
Change in unrealized gain (loss) on marketable securities	(197)	2	(123)	(4)

Comprehensive loss	$(14,319)	$(10,276)	$(28,854)	$(21,198)

8. Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Accrued compensation	$2,944	$3,532
Accrued professional fees	426	555
Other	1,041	1,000

Total	$4,411	$5,087

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
Future principal payments under the equipment financing agreements as of June 30, 2008 are as follows (in thousands):

Remainder of 2008	$2,347
2009	4,048
2010	1,916
2011	353

Total	$8,664

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
In May 2008, the Company entered into an agreement to sublease 19,558 square feet of its Mountain View facility from May 1, 2008 through April 30, 2009. During the term of the lease, the Company will receive a gross rent of $53,758 per month. There are no options to extend the sublease period, however, if the parties agree to expend the lease term, the monthly sublease rent will be $55,740 per month.
In the three and six months ended June 30, 2008 the Company incurred $1,005,000 and $2,903,000 of rent expense, net of sublease income, respectively, and $1,330,000 and $2,482,000 in the same periods in 2007, respectively.
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

The Company determined, pursuant to the guidance in FIN 46R, that Allegro is a variable interest entity and the Company is the primary beneficiary. As a result, the Company has included the financial position and results of operations of Allegro in its condensed consolidated financial statements from the date of Allegro’s formation in December 2006. The noncontrolling interest in Symphony Allegro, Inc., as presented on the condensed consolidated balance sheets, represents Symphony’s equity investment in Allegro of $50.0 million equity reduced by $10.7 million for the value of the Purchase Option, and by $2.85 million for a structuring fee and related expenses that the Company paid to Symphony Capital in connection with the closing of the Allegro transaction, resulting in the recording of a net noncontrolling interest of $36.5 million on the effective date. The Company has charged the losses incurred by Allegro to the noncontrolling interest in the determination of the Company’s net loss in the condensed consolidated statements of operations and the Company also reduced the noncontrolling interest in the condensed consolidated balance sheets by Allegro’s losses. For the three and six months ended June 30, 2008, the net losses of Allegro charged to the noncontrolling interest were $5.9 million and $9.6 million, respectively, and $2.6 million and $4.7 million in the same periods in 2007, respectively. The Company will charge losses to the noncontrolling interest up to an aggregate of $36.5 million, the amount classified as noncontrolling interest on the effective date. If the remaining noncontrolling interest is reduced to zero prior to the Company’s adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”), the Company will be required to absorb the losses of Allegro.
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
The Company retains all rights to AZ-003 outside of North America. Endo has the right to terminate the license agreement upon 90 days written notice. Upon such termination, all rights to the product, including regulatory filings, data and clinical and non-clinical data for use with the product will revert to Alexza. The Company recorded the $10 million upfront fee as deferred revenue and will recognize this revenue over the estimated performance period of six years, which is currently estimated to commence in the second half of 2008.
12. Manufacturing and Supply Agreement
On November 2, 2007, the Company entered into a Manufacturing and Supply Agreement, (“Supply Agreement”), with Autoliv ASP, Inc. relating to the commercial supply of heat packages that can be incorporated into its Staccato device, the Chemical Heat Packages. Under the terms of the Supply Agreement, Autoliv will develop a manufacturing line capable of producing 10 million Chemical Heat packages a year. The Company will pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the Food and Drug Administration of a new drug application filed by the Company. If the Supply agreement is terminated by either party, the Company will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the Chemical Heat Packages. Upon payment by the Company Autoliv will be required to transfer possession and ownership of such equipment and tooling to the Company. Each quarter, with assistance from Autoliv, the Company estimates the amount of work performed on the development of the manufacturing line and recognizes a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. As of June 30, 2008, the Company has recorded a fixed asset and a non-current liability of $300,000 related to its commitment to Autoliv for the development of the manufacturing line.

Autoliv has agreed to manufacture, assemble and test the Chemical Heat Packages solely for the Company in conformance with the Company’s specifications. The Company will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by the Company, per Chemical Heat Package delivered. The initial term of the Supply Agreement expires on December 31, 2012 and may be extended by mutual written consent. The Supply Agreement provides that during the term of the Supply Agreement, Autoliv will be the Company’s exclusive supplier of the Chemical Heat Packages. In addition, the Supply Agreement grants Autoliv the right to negotiate for the right to supply commercially any second generation chemical heat package (a “Second Generation Product”) and provides that the Company will pay Autoliv certain royalty payments if the Company manufactures Second Generation Products itself or if the Company obtains Second Generation Products from a third party manufacturer. Upon the expiration or termination of the Supply Agreement the Company will be required, on an ongoing basis, to pay Autoliv certain royalty payments related to the manufacture of the Chemical Heat Packages by the Company or third party manufacturers. No Chemical Heat Packages have been purchased under this agreement as of June 30, 2008.
13. Recent Accounting Pronouncements
Statement of Financial Accounting Standard No. 160
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will require that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet. SFAS 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, as well as requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and must be applied on a prospective basis. The Company is currently evaluating the impact of SFAS 160 on its financial position, results of operations and cash flows.
Statement of Financial Accounting Standard No. 141R
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
Overview
We are an emerging specialty pharmaceutical company focused on the development and commercialization of novel, proprietary products for the treatment of acute and intermittent conditions, all based upon our Staccato system technology. We currently have six product candidates in various stages of clinical development. Our technology, the Staccato system, vaporizes an excipient-free drug to form a condensation aerosol that, when inhaled, allows for rapid systemic drug delivery. Because of the particle size of the aerosol, the drug is quickly absorbed through the deep lung into the bloodstream, providing speed of therapeutic onset that is comparable to IV administration but with greater ease, patient comfort and convenience.
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

scores at 20 minutes post-dose, as compared to placebo. The effectiveness of the 10 mg dose was sustained throughout the 24-hour study period, as compared to placebo. The 5 mg dose did not achieve statistical significance compared to placebo.

In June 2008, we completed enrollment in our first Phase 3 clinical trial of 344 schizophrenic patients with acute agitation at 24 U.S. clinical centers. The trial was an in-clinic, multi-center, randomized, double-blind, placebo-controlled study and tested AZ-004 at two dose levels, 5 and 10 mg. Patients received up to 3 doses of study drug in a 24-hour period, depending on their clinical status. The primary endpoint for the study is the change from baseline in the PEC score, measured at 2 hours after the first dose. Various assessments of a patient’s agitation state were conducted at serial time points using standard agitation scales over the first 4-hour post-dose time period, with follow-up assessments at the end of the 24-hour study period. Side effects were recorded throughout the 24-hour period. We expect to release initial results of the trial before the end of September 2008.

A second Phase 3 clinical trial was initiated in July 2008 and is designed to enroll approximately 300 patients diagnosed with bipolar I disorder and acute agitation at 18 U.S. clinical centers. The trial is an in-clinic, multicenter, randomized, double-blind, placebo-controlled study and will test AZ-004 at two dose levels, 5 and 10 mg. Patients may receive up to 3 doses of study drug in a 24-hour period, depending on their clinical status. Patients eligible for the study include those who are admitted through an emergency department and those who are already in-patients in a hospital setting, as long as they have acute agitation at the time of patient randomization. This study is the first AZ-004 study enrolling bipolar disorder patients. We project that this second Phase 3 clinical trial will take approximately 12 months to complete patient enrollment. The primary endpoint for the study is the change from baseline in the PEC score, measured at 2 hours after the first dose. Various assessments of a patient’s agitation state will be conducted at serial time points using standard agitation scales over the first 4-hour post-dose time period, with follow-up assessments at the end of the 24-hour study period. Side effects will be recorded throughout the 24-hour period. AZ-004 has been licensed to Symphony Allegro, Inc., or Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

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

In December 2007, we completed enrollment of a thorough QT clinical trial, in which two doses of AZ-001 (5 and 10 mg) were compared to active control and to placebo. The purpose of a thorough QT study is to determine a drug’s effect on cardiac rhythms. With approximately 40 subjects per treatment condition, we found that the active control, moxyfloxacin, produced a positive QT/QTc signal that verified the sensitivity of the clinical study. Neither of the doses of AZ-001 produced a QT/QTc prolongation that would suggest an increased risk of cardiac arrhythmia. We recently completed a 28-day repeat dose inhalation study in dogs. Consistent with previous findings in shorter-term and higher dose studies, we observed dose-related minimal to slight metaplasia in the upper respiratory tract, primarily in the nasal epithelium, in all treated groups. These changes were partially reversible by the end of a 28-day Post-Treatment period. No lower respiratory tract or lung findings were reported. We requested and have been granted an end of Phase 2 meeting with the FDA during the third quarter of 2008.

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

dose (p = 0.01) and 67.4% of patients at the 1.25 mg dose (p = 0.18), compared to 51.3% of patients receiving placebo. Using survival analysis for pain relief response, all three dose groups were statistically superior (p < 0.05) to placebo during the 4-hour post-treatment time period that the patients remained in the clinic. Our original IND for Staccato loxapine was filed with the Division of Neuropharmacological Drug Products of the FDA. In July 2005 the FDA reorganized this division into two new divisions, the Division of Psychiatry Products, or DPP, and the Division of Neurology Products, or DNP. The Staccato loxapine IND was transferred to the DPP, as the AZ-004 development program is for a psychiatric indication. Under that IND, we were allowed to conduct the first patient study in migraine patients, the Phase 2a proof-of-concept trial outlined above. With the positive initial results from that clinical trial and the decision to move forward to a Phase 2b outpatient clinical trial in migraine patients, we must file a new IND with the DNP. We project that we will file this new IND in the fourth quarter of 2008 and initiate our Phase 2b outpatient study in the first quarter of 2009.

AZ-104 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate

•	AZ-002 (Staccato alprazolam). We are developing AZ-002 for the acute treatment of panic attacks associated with panic disorder. In June 2008, we announced the top line results of our in-clinic, single-center, double-blind, placebo-controlled, Phase 2a proof-of-concept clinical trial in patients with panic disorder. The primary aim of the clinical trial was to assess the safety and efficacy of a 1 mg single dose of AZ-002 in treating a pharmacologically-induced panic attack. Differences versus placebo in the intensity and the duration of a panic attack were collected at multiple time points during the study using psychological and physiological measurements. The study did not meet its two primary endpoints, which were the effect of AZ-002 on the incidence of a doxapram-induced panic attack and the effect of AZ-002 on the duration of a doxapram-induced panic attack, both as compared with placebo. There were no serious adverse events in the clinical trial, and AZ-002 was safe and well tolerated in the study patient population. Thorough pharmacokinetic and pharmacodynamic analyses from this study show that alprazolam was administered in an IV-like manner with the Staccato system. Similar blood levels were observed in this study as were recorded during the AZ-002 Phase 1 PK and safety study in normal volunteers. Alexza and Symphony Allegro are completing work on the Phase 2a program for AZ-002 in acute panic attack. Following this completion, we do not anticipate any future work on AZ-002 in acute panic. However, given the demonstrated safety profile, the successful and reproducible delivery of alprazolam, and the clear IV-like pharmacological effect demonstrated to date, we and Symphony Allegro plan to work with key opinion leaders to explore opportunities to potentially study AZ-002 in other medical conditions. AZ-002 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-003 or EN3294 (Staccato fentanyl). We are jointly developing AZ-003 with Endo Pharmaceuticals, Inc., or Endo, for the treatment of breakthrough pain. Endo is responsible for regulatory, pre-clinical and clinical development, and for commercializing the product in North America. We are responsible for the development of the Staccato Electric Multiple Dose device and we have the exclusive right to manufacture the product for clinical development and commercial supply.

•	AZ-007 (Staccato zaleplon). We are developing AZ-007 for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. We filed an IND in December 2007. In March 2008, we completed enrollment in a Phase 1 clinical trial of 40 healthy volunteers at a single site in a trial designed to assess the safety, tolerability and pharmacokinetic parameters of a single dose of AZ-007. Using a double blind, randomized, dose-escalation trial design, 4 doses of AZ-007 (ranging from 0.5 to 4.0 mg) were compared to placebo. AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak venous concentration, or Tmax, of 1.6 minutes. Zaleplon exposure was dose proportional across the 4 doses studied, as calculated by power analysis. Pharmacodynamics, measured as sedation assessed on a 100 mm visual-analog scale, showed onset of effect as early as 2 minutes after dosing with AZ-007. There were no serious adverse events. The most frequently reported adverse events in subjects receiving AZ-007 were dizziness and somnolence. These data indicate a rapid onset of effect, apparently directly related to the IV-like pharmacokinetics, and showed that AZ-007 was generally safe and well tolerated in this population of healthy volunteers.
We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, capital lease and equipment financings and government grants. We have generated $6.9 million in revenue from inception through June 30, 2008, substantially all of which was earned through United States Small Business Innovation Research grants. We did not have any revenues in 2007 or the first half of 2008, and we do not expect any material product revenue until at least 2011. We expect to begin to recognize revenues related to the Endo development agreement in the second half of 2008.

From inception through 2003, we focused on the development of our technology, the selection and preclinical testing of product candidates and the manufacture of clinical trial supplies. In 2004, we expanded our activities to include the clinical development of our product candidates. The continued development of our product candidates will require significant additional expenditures, including expenses for preclinical studies, clinical trials, research and development, manufacturing development and seeking regulatory approvals. We rely on third parties to conduct a portion of our preclinical studies and all of our clinical trials, and we expect these expenditures to increase in future years as we continue development of our product candidates. In 2008, we are conducting several clinical trials, including our recently completed Phase 3 clinical trial for AZ-004, and a second Phase 3 clinical trial for AZ-004 which began enrollment in July 2008. With our partner Endo, we intend to continue device development and manufacturing of AZ-003. These clinical trials and development efforts will result in higher expenditures than in previous years. If these product candidates continue to progress, expenses for future clinical trials will be significantly higher than those incurred to date.
In 2007, we completed a current good manufacturing practice, or GMP, pilot manufacturing facility in Mountain View, California and received a California manufacturing license. We completed the move of our operations to the new facility in the first quarter of 2008. We intend for the pilot manufacturing facility to be capable of manufacturing materials for toxicology studies, clinical trial materials for future clinical trials and commercial product for any future product launch. Facility lease payments will continue to decrease in the third quarter of 2008 as the remaining lease on our Palo Alto, California facilities expired in the second quarter of 2008.
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
In March 2008, we sold 1,250,000 shares of our common stock to Biomedical Sciences Investment Fund Pte. Ltd, or Bio*One, at a price of $8.00 per share. Subject to certain conditions, Bio*One may receive 135,041 additional shares, which would adjust the effective purchase price to $7.22 per share. In addition, Alexza has committed to initiate and maintain manufacturing operations in Singapore and issued a warrant to Bio*One to purchase up to $3 million of additional shares of Alexza common stock at a purchase price per share of $8.00, subject to the same price adjustment as the common stock sale. The warrant will become exercisable only if we terminate operations in Singapore or do not achieve certain performance milestones. The warrant was not exercisable as of June 30, 2008.
In March 2008, we formed Alexza Singapore Pte. Ltd., or ASPL, as a wholly owned subsidiary. ASPL will initially oversee the establishment of our manufacturing capability in Singapore to provide Lower Housing Assemblies, or LHAs, for our commercial single dose Staccato drug delivery device. The manufacture of LHAs consists of three key processes: plastic injection molding of the upper and lower housing, printed circuit board fabrication and assembly of the LHAs. Over time, ASPL may evaluate possible broader manufacturing strategies, which could include producing additional Alexza technologies and products, as well as expanded GMP manufacturing.
In December 2006, we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004/104, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC, a wholly owned subsidiary of Symphony Holdings LLC, and its investors have invested $50 million to form Symphony Allegro to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these product candidates. We continue to be primarily responsible for the development of these product candidates in accordance with a development plan and related development budgets, and we have incurred and may continue to incur expenses that are not funded by Symphony Allegro. Pursuant to the agreements, we received an exclusive purchase option that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Symphony Allegro, and reacquire the intellectual property rights that we licensed to Symphony Allegro. This purchase option is exercisable at predetermined prices between December 1, 2007 and December 1, 2010. The purchase option exercise price may be paid for in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the purchase option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise our purchase option by December 1, 2010, then

Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes.
In December 2007, we entered into a license, development and supply agreement, or the license agreement, with Endo for AZ-003, Staccato fentanyl, and the fentanyl class of molecules for North America. Under the terms of the license agreement, Endo paid us an upfront fee of $10 million, and will pay potential additional milestone payments of up to $40 million upon achievement of predetermined regulatory and clinical milestones. Endo will also pay undisclosed royalties to us on net sales of the product, from which we will pay for the cost of goods for the manufacture of the commercial version of the product. We have primary responsibility for the development and costs of the Staccato Electronic Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. Endo has responsibility for future pre-clinical, clinical and regulatory development, and, if AZ-003 is approved for marketing, for commercializing the product in North America. Each party will be responsible for all internal costs and expenses incurred related to the respective area of responsibility. Generally speaking, each party will also be responsible for external development costs incurred related to the respective area of responsibility, but we agreed to pay certain external development costs incurred by Endo in excess of an agreed upon threshold, with a maximum expense to us of $20 million. We and Endo have established a joint steering committee and a joint development committee to oversee the development of AZ-003. We have the right, but not the obligation to participate on each of the committees. We retain all rights outside of North America. Endo has the right to terminate the license agreement on 90 days written notice. Upon such termination, all rights to the product, including regulatory filings, data and clinical and non-clinical data for use with the product will revert to us. We will recognize expense related to the agreement when incurred. The Company recorded the $10 million upfront fee as deferred revenue and will recognize this revenue over the estimated performance period of six years, which is currently estimated to commence in the second half of 2008.
As our activities have expanded, we have consistently increased the number of our employees. We expect that we will add employees during the remainder of 2008 to support our expanded operations.
We have incurred significant losses since our inception. As of June 30, 2008, our deficit accumulated during development stage was $192.8 million and total stockholders’ equity was $60.7 million. We recognized a net loss of $28.7 million during the six months ended June 30, 2008 and $45.1 million, $41.8 million, and $32.4 million, in the years ended December 31, 2007, 2006 and 2005, respectively. We expect our net losses to increase as we continue our existing and planned preclinical studies and clinical trials, expand our research and development efforts, continue our manufacturing development, begin commercialization development, and add infrastructure to support these expanded operations.
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
As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. While we are currently focused on developing our product candidates, we anticipate that we and our partners will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We anticipate developing additional product candidates, which will also increase our research and development expenses in future periods. We do not expect any of our current product candidates to be commercially available before 2011, if at all. We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the funding available from Symphony Allegro, Inc., the funds available under our equity financing agreement with Azimuth, the proceeds from option exercises, and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations through the second quarter of 2010. The equity financing agreement with Azimuth provides that Azimuth is not required to purchase any shares at prices less than $5.00 per share. If we do not sell any shares to Azimuth, we believe that we will be able to maintain our currently planned operations through the third quarter of 2009.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2008 and 2007
Revenue
We had no revenues in the three or six months ended June 30, 2008 or 2007. In prior years we have recognized governmental grant revenue and drug compound feasibility revenue, however, we expect no grant revenue or drug compound feasibility screening revenue in 2008. We expect to begin to recognize revenues on the Endo development agreement in the second half of 2008.
Operating Expenses
Our operating expenses were affected by our prospective method of adoption of SFAS 123R. As a result, we believe reviewing our operating expenses both inclusive and exclusive of share-based compensation provides a better understanding of the growth of our operations. The impact of share-based compensation on operating expenses is outlined as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating expenses without share-based compensation expenses:
Research and development	$15,007	$9,895	$28,984	$19,666
General and administrative	4,046	3,707	8,033	7,037

Total operating expenses without share-based compensation expenses	19,053	13,602	37,017	26,703
Share-based compensation expenses:
Research and development	691	247	1,407	711
General and administrative	756	310	1,231	565

Total share-based compensation expenses	1,447	557	2,638	1,276

Total operating expenses	$20,500	$14,159	$39,655	$27,979

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

The following table summarizes our expenditures on each candidate based on our internal records and estimated allocations of employee time and related expenses (in thousands):

					From
					December 19,
					2000
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
Preclinical and clinical development
AZ-004/104	$6,541	$2,890	$11,005	$5,188	$35,908
AZ-001	423	1,151	924	2,553	39,145
AZ-002	914	1,003	1,292	2,620	14,404
AZ-003	4,057	—	7,322	678	20,146
AZ-007	380	2,878	1,520	4,612	12,118
Other preclinical programs	—	—	—	—	3,243

Total preclinical and clinical development	12,315	7,922	22,063	15,651	124,964
Research	3,383	2,220	8,328	4,726	48,545

Total research and development	$15,698	$10,142	$30,391	$20,377	$173,509

Research and development expenses were $15.7 million and $30.4 million during the three and six months ended June 30, 2008, respectively and $10.1 million and $20.4 million during the three and six months ended June 30, 2007, respectively. The increases were due primarily to:
•	increased spending on our AZ-004/104 product candidates as we continued development of these product candidates under the Symphony Allegro agreement, including the Phase 3 clinical trial of AZ-004 which began enrollment in February 2008 and completed enrollment in June 2008 and planning for our second Phase 3 clinical trial of AZ-004 which began enrollment in July 2008..

•	increased spending on our AZ-003 product candidate as we continued development of this product candidate under the Endo agreement, and

•	increased research expenses as we increase our device development and manufacturing process scale-up efforts.
These increases were partially offset by decreased spending on:
•	our AZ-001 product candidate due to Phase 2b clinical trial efforts occurring in the first quarter of 2007,

•	our AZ-002 product candidate due to higher development and manufacturing efforts to modify the AZ-002 device and manufacture clinical trial materials for the Phase 2a trial in 2007, and

•	our AZ-007 product candidate due to the preclinical and regulatory efforts in the first quarter of 2007 to support and prepare the IND filing that occurred in the fourth quarter of 2007.
We expect to continue to devote substantial resources to research and development to support the continued development of our product candidates and core technology, to expand our research and development efforts and to expand our manufacturing development. We expect that research and development expenses for clinical trials will continue to increase as we conduct additional and later-stage clinical trials, including our second AZ-004 Phase 3 clinical trial which began enrollment in July 2008, for our product candidates. In addition, we expect to incur increasing amounts of non-cash share-based compensation expense in 2008 as future employee share-based awards are expensed and existing grants continue to be expensed.
General and Administrative Expenses
General and administrative expenses were $4.8 million and $9.3 million during the three and six months ended June 30, 2008, respectively, and $4.0 million and $7.6 million during the three and six months ended June 30, 2007, respectively. Share based compensation increased $446,000 and $666,000 during the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. We expect share- based compensation expense to continue to increase as future employee share-based awards will continue to be recorded at fair value and existing grants continue to be expensed.
Without the impact of share-based compensation expenses, general and administrative expenses increased to $4.0 million and $8.0 million in the three and six months ended June 30, 2008, respectively from $3.7 million and $7.0 million in the comparable periods in 2007, respectively. The increases were primarily due to increased staffing to manage and support our growth resulting in increased payroll and related expenses, increased third party intellectual property expenses as we continue to increase and maintain our intellectual property portfolio, and higher facilities expenses to support our growth.
We expect that our general and administrative expenses will increase as we continue to add infrastructure to support the expected increase in operations as we continue the development of our product candidates and expand our operations to international locations. In addition, we expect to incur increasing amounts of non-cash stock-based compensation expense in 2008 as future employee share-based awards are expensed and existing grants continue to be expensed.
Interest and Other Income, Net and Interest Expense
Interest and other income, net was $0.7 million and $1.8 million for the three and six months ended June 30, 2008, respectively, and $1.5 million and $2.5 million in the comparable periods in 2007, respectively. Interest and other income primarily represents income earned on our cash and cash equivalents, marketable securities and on investments held by Symphony Allegro Inc. The decrease was primarily due to lower interest rates earned on such balances due to the interest rate environment in 2008. We expect interest income to decrease in future periods as we expect decreases in our cash, cash equivalent and marketable securities balances as well as decreases in investments held by Symphony Allegro.
Interest expense was $242,000 and $533,000 for the three and six months ended June 30, 2008, respectively, and $244,000 and $479,000 in the comparable periods in 2007, respectively. Interest income represents interest on our equipment financing obligations. Interest expense increased during the six month period due to higher average balances on our equipment financing obligations.
Liquidity and Capital Resources
Since inception through June 30, 2008, we have financed our operations primarily through private placements and public sales of equity securities, totaling aggregate net proceeds of $225.4 million, revenues primarily from government grants totaling $6.9 million and funding from Symphony Allegro. We have received additional funding from equipment financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our Employee Stock Purchase Plan. As of June 30, 2008, we had $64.0 million in cash, cash equivalents and marketable securities, and $31.3 million of marketable securities held by Symphony Allegro. The marketable securities held by Symphony Allegro are used to fund the development of AZ-002, AZ-004, and AZ-104 and are not available for general corporate expenses. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Investments held by Symphony Allegro consist of investments in a money market fund that invests primarily in domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. and Yankee bank obligations and fully collateralized repurchase agreements. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
Cash Flows from Operating Activities Net cash used in operating activities was $21.0 million and $18.6 million during the six months ended June 30, 2008 and 2007, respectively. The net cash used in the six months ended June 30, 2008 primarily reflects the net loss of $28.7 million, and the loss attributed to noncontrolling interest in Symphony Allegro, Inc. of $9.6 million, net of depreciation of $2.7 million and non-cash share based compensation expense of $2.9 million. These decreases were, partially offset by the decrease in other receivables of $12.1 million which primarily reflected the receipt of $10 million from Endo in the first quarter of 2008 and receipt of the receivable for tenant improvement reimbursements for the Mountain View facility.
The net cash used in the six months ended June 30, 2007 primarily reflects the net loss of $21.2 million, net of losses attributed to noncontrolling interests in Symphony Allegro, Inc. of $4.7 million, deprecation of $1.9 million and non-cash share based compensation expense of $1.3 million, increase in prepaid expenses and other current assets, decrease in accounts payable and accrued clinical and other accrued liabilities, partially offset by an increase in deferred rent.

Cash Flows from Investing Activities Net cash provided by investing activities was $3.9 million and $16.6 million during the six months ended June 30, 2008 and 2007, respectively. Investing activities consist primarily of purchases and sales of marketable securities and capital purchases. During the six months ended June 30, 2008, we had purchases of marketable securities, net of maturities, of $2.8 million, and purchases of property and equipment of $1.5 million, consisting primarily of tenant improvements for our Mountain View facility, and maturities of available-for-sale securities held by Symphony Allegro of $8.1 million.
During the six months ended June 30, 2007, we had maturities of marketable securities, net of purchases, of $19.9 million and purchases of property and equipment of $8.6 million, consisting primarily of tenant improvements of our Mountain View facility, and maturities of available for-sale securities held by Symphony Allegro of $5.2 million
Cash Flows from Financing Activities Net cash provided by financing activities was $8.5 million and $68.5 million during the six months ended June 30, 2008 and 2007, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net proceeds from our equipment financing agreements. In March 2008 we issued 1,250,000 shares of common stock and a warrant to purchase 375,000 shares of common stock in a private offering resulting in net proceeds of $9.8 million. In 2008, payments on our equipment financing obligations were $2.2 million. In 2007, proceeds from equipment financing arrangements, net of payments, were $1.6 million during the six months ended June 30, 2007.
We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the funding available from Symphony Allegro, Inc., the funds available under our equity financing agreement with Azimuth, the proceeds from option exercises, and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations through the second quarter of 2010. The equity financing agreement with Azimuth provides that Azimuth is not required to purchase any shares at prices less than $5.00 per share. If we do not sell any shares to Azimuth, we believe that we will be able to maintain our currently planned operations through the third quarter of 2009. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying this estimate include:
•	expenditures related to continued preclinical and clinical development of our lead product candidates during this period within budgeted levels;
•	the timing and amount of payments from Symphony Allegro;

•	no unexpected costs related to the development of our manufacturing capability;
•	the hiring of a number of new employees at salary levels consistent with our estimates to support our continued growth during this period; and
•	the availability of funds under our equity financing agreement with Azimuth, which provides that Azimuth is not required to purchase shares at prices less than $5.00 per share.
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
Contractual Obligations
We lease two buildings with an aggregate of 106,894 square feet of manufacturing, office and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. We currently occupy 87,560 square feet of these facilities and sublease the remaining 19,334 square feet. The lease for both facilities expires on March 31, 2018, and we have two options to extend the lease for five years each. Our sublease agreement expires on April 30, 2009.
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
The Company’s future contractual payments, net of sublease income, including interest are as follows (in thousands):

	Operating	Equipment
	Lease	Financing
	Agreements	Obligations	Total
2008 — remaining 6 months	$1,706	$2,724	$4,430
2009	4,537	4,472	9,009
2010	5,016	2,037	7,053
2011	5,138	366	5,504
2012	5,263	—	5,263
Thereafter	25,711	—	25,711

Total	$47,371	$9,599	$56,970

On November 2, 2007, we entered into a manufacturing and supply agreement, or the supply agreement, with Autoliv ASP, Inc, or Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and us executed in October 2005. Under the terms of the supply agreement, Autoliv will develop a manufacturing line capable of producing 10 million chemical heat packages a year. We will pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the Food and Drug Administration of a new drug application filed by us. If the agreement is terminated by either party, we will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the chemical heat packages. Upon payment by us Autoliv will be required to transfer possession and ownership of such equipment and tooling to the Company. Each quarter, with assistance from Autoliv, we estimate the amount of work performed on the development of the manufacturing line and recognizes a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. As of June 30, 2008, we recorded a fixed asset and a non-current liability of $300,000 related to our commitment to Autoliv for the development of the manufacturing line. Autoliv has also agreed to manufacture, assemble and test the chemical heat packages solely for us in conformance with our specifications. We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the supply agreement expires on December 31, 2012 and may be extended by written mutual consent.
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
We record accruals for these preclinical study and clinical trial costs based upon the estimated amount of work completed. All such costs are charged to research and development expenses based on these estimates. Costs related to patient enrollment in clinical trials are accrued as patients are entered in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with research institutions and organizations. However, if we have incomplete or inaccurate information, we may underestimate or overestimate activity levels associated with various preclinical studies and clinical trials at a given point in time. In this event, we could record significant research and development expenses in future periods when the actual activity level becomes known. To date, we have not made any material adjustments to our estimates of preclinical study and clinical trial costs. We make good faith estimates which we believe to be accurate, but the actual costs and timing of clinical trials are highly uncertain, subject to risk and may change depending upon a number of factors, including our clinical development plan. With the our ongoing Phase 3 clinical trial and future Phase 3 clinical trials, the process of estimating clinical trial costs will become more difficult as the trials will involve larger numbers of patients and clinical sites.
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
Share-Based Compensation
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

Symphony Allegro, Inc.
On December 1, 2006 we entered into a transaction involving a series of related agreements with Symphony Capital LLC, or Symphony Capital, Symphony Allegro Holdings LLC, or Holdings, and Holdings’ wholly owned subsidiary Symphony Allegro, Inc., or Allegro, to fund the clinical development of AZ-002, Staccato alprazolam, and AZ-004/104, Staccato loxapine, or the Programs. Symphony Capital and other investors, together referred to as Symphony, invested $50 million in Holdings, which then invested the $50 million in Allegro. Pursuant to the agreements, Allegro agreed to invest up to the full $50 million to fund the clinical development of the Programs, and we licensed to Allegro certain intellectual property rights related to these Programs. We have retained manufacturing rights to these product candidates. Pursuant to the agreements, we continue to be primarily responsible for all preclinical, clinical and device development efforts as well as maintenance of the intellectual property portfolio for the Programs. We and Allegro have established a development committee to oversee the programs. We participate in the development committee and have the right to appoint one of the five board of director seats of Allegro. We have incurred and may continue to incur expenses related to the Programs that are not funded by Allegro. Pursuant to the agreements, we have received an exclusive purchase option, or the Purchase Option, that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Allegro, and reacquire the intellectual property rights that we licensed to Allegro. The Purchase Option is exercisable at predetermined prices that increase over time and range from $67.5 million starting December 31, 2007 to $122.5 million through November 30, 2010. The Purchase Option exercise price may be paid for in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the Purchase Option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise the Purchase Option by December 1, 2010, then Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and, if they are ultimately commercialized, we will manufacture and sell Staccato alprazolam and Staccato loxapine to Allegro or its sublicensee for those purposes. In consideration for the Purchase Option, we issued to Holdings a five-year warrant to purchase 2,000,000 shares of our common stock at $9.91 per share and paid $2.85 million for structuring fees and related expenses to Symphony Capital.
Under FASB Interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, a variable interest entity, or VIE, is (1) an entity that has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or (2) an entity that has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or do not receive the expected residual returns of the entity. FIN 46R requires a VIE to be consolidated by the party that is deemed to be the primary beneficiary, which is the party that has exposure to a majority of the potential variability in the VIE’s outcomes. The application of FIN 46R to a given arrangement requires significant management judgment.
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
Losses incurred by Allegro are charged to the noncontrolling interest until that balance has been reduced to zero, at which point our net loss will be increased for the research and development expenses incurred subsequent to that date. Net losses incurred by Allegro and charged to the noncontrolling interest were $5.9 million and $9.6 million for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, the noncontrolling interest balance was $14.3 million. As of June 30, 2008, the investments held by Allegro were $31.3 million, which we expect to spend through the term of the collaboration in 2011.
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
If the remaining noncontrolling interest is reduced to zero prior to the Company’s adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”), the Company will be required to absorb the losses of Allegro. Furthermore, if the Purchase Option expires unexercised, we would then be required to deconsolidate Allegro. That potential deconsolidation would not be expected to impact our earnings because the carrying value of the net assets of Allegro would be expected to be zero.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and investments held by Symphony Allegro. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of June 30, 2008, we had cash, cash equivalents and marketable securities of $64.0 million and investments held by Symphony Allegro of $31.3 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. In each of the last four quarters, we performed a review of our investment portfolio and believe we have minimal exposure related to mortgage and other asset backed securities and no exposure to auction rate securities.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls over Financial Reporting
None
Limitations on the Effectiveness of Controls
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $28.7 million for the six months ended June 30, 2008 and $45.1 million, $41.8 million, and $32.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of June 30, 2008, we had a deficit accumulated during development stage of $192.8 million. We expect our expenses to increase as we expand our product candidate and manufacturing development programs and add sales and marketing personnel and the necessary infrastructure to support operating as a public company. As a result, we expect to incur substantial and increasing net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.
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
We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the funding available from Symphony Allegro, Inc., the funds available under our equity financing agreement with Azimuth, the proceeds from option exercises, and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations through the second quarter of 2010. The equity financing agreement with Azimuth provides that Azimuth is not required to purchase any shares at prices less than $5.00 per share. If we do not sell any shares to Azimuth, we believe that we will be able to maintain our currently planned operations through the third quarter of 2009. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying this estimate include:
•	expenditures related to continued preclinical and clinical development of our lead product candidates during this period within budgeted levels;

•	the timing and amount of payments from Symphony Allegro;

•	no unexpected costs related to the development of our manufacturing capability;

•	the hiring of a number of new employees at salary levels consistent with our estimates to support our continued growth during this period; and

•	the availability of funds under our equity financing agreement with Azimuth, which provides that Azimuth is not required to purchase shares at prices less than $5.00 per share.
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

The timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our current or future product candidates, we will be unable to market and sell them and therefore we may never be profitable.
As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities abroad. The number and design of clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results and regulations applicable to any particular product candidate. In June 2008, we announced that on our Phase 2a proof-of-concept clinical trial of AZ-002 (Staccato Alprazolam) did not meet either of its two primarily endpoints.
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
In December 2006, we entered into a transaction providing for the financing of additional clinical and nonclinical development of Staccato alprazolam, our AZ-002 program, and Staccato loxapine, our AZ-004 and AZ-104 programs. Pursuant to the agreements, Symphony Capital LLC and its investors have invested $50 million to form Symphony Allegro, to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these product candidates. As part of the arrangement, we received an option granting us the exclusive right, but not the obligation, to acquire the licensed programs at specified points in time at specified prices during the term of the development period through the acquisition of Symphony Allegro. The development programs under the arrangement are jointly managed by Symphony Allegro and us, and there can be no assurance that we will agree on various decisions that will enable us to successfully develop the potential products, or even if we are in agreement on the development plans, that the development efforts will result in sufficient clinical data to make a fully informed decision with respect to the exercise of our option. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes.
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
None
Use of Proceeds from the Sale of Registered Securities
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On May 27, 2008, at the Company’s 2008 Annual Meeting of Stockholders, the following matters were submitted to and voted on by stockholders and were adopted:
A.	The election by the stockholders of Thomas A. King, Hal V. Barron, M.D., FACC, Samuel D. Colella, Alan D. Frazier, Deepika R. Pakianathan, Ph.D., J. Leighton Read, M.D., Gordon Ringold, Ph.D., and Isaac Stein.

The results of the vote are as follows:

		Total Vote
	Total Vote for	Withheld from
	Each Director	Each Director
Thomas B. King	26,378,195	30,236
Hal V. Barron, M.D., FACC	26,018,520	389,911
Samuel D. Colella	25,944,855	463,576
Alan D. Frazier	26,378,195	30,236
Deepika R. Pakianathan, Ph.D.	26,028,520	379,911
J. Leighton Read, M.D.	26,380,895	27,536
Gordon Ringold, Ph.D.	26,010,871	397,560
Isaac Stein	26,254,224	154,207
B.	To approve an amendment to the Company’s 2005 Equity Incentive Plan (the “2005” Plan) to increase the aggregate number of shares of common stock authorized for issuance under the 2005 Plan by 1,500,000 shares.

The results of the vote are as follows:

			Total Broker
Total Votes For	Total Votes Against	Total Abstentions	Non-Vote
15,630,877	6,174,434	16,511	4,586,609
C.	The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

The results of the vote are as follows:

Total Votes For	Total Votes Against	Total Abstentions
26,379,662	18,153	10,616

Item 5. Other Information
None.
Item 6. Exhibits

3.5	Amended and Restated Certificate of Incorporation. (1)

3.6	Amended and Restated Bylaws. (1)

3.7	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to exhibit to our Annual Report on Form 10-K/A filed on April 10, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alexza Pharmaceuticals, Inc. (Registrant)
August 6, 2008	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

August 6, 2008	/s/ August J. Moretti
August J. Moretti
Senior Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)

Exhibit Index

3.5	Amended and Restated Certificate of Incorporation. (1)

3.6	Amended and Restated Bylaws. (1)

3.7	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to exhibit to our Annual Report on Form 10-K/A filed on April 10, 2007.