Form 10-Q
period 2008-09-30
Alexza Pharmaceuticals Inc.
filed 2008-11-06
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Total number of shares of common stock outstanding as of November 3, 2008; 32,820,874.

ALEXZA PHARMACEUTICALS, INC.

page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and for the period from December 19, 2000 (inception) to September 30, 2008	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period from December 19, 2000 (inception) to September 30, 2008	5
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1A. Risk Factors	33

Item 1. Legal Proceedings	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults Upon Senior Securities	50

Item 4. Submission of Matters to a Vote of Security Holders	50

Item 5. Other Information	50

Item 6. Exhibits	50

SIGNATURES	51
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2008	2007(1)
ASSETS
Current assets:
Cash and cash equivalents	$17,302	$31,337
Marketable securities	34,145	38,054
Investments held by Symphony Allegro, Inc.	26,534	39,449
Other receivables	—	12,055
Prepaid expenses and other current assets	1,563	1,377

Total current assets	79,544	122,272

Property and equipment, net	24,837	26,156
Restricted cash	400	604
Other assets	92	93

Total assets	$104,873	$149,125

LIABILITIES, NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,263	$5,206
Accrued clinical trial expenses	2,706	1,301
Other accrued expenses	5,862	5,087
Deferred revenue	1,667	—
Current portion of equipment financing obligations	4,430	4,586

Total current liabilities	19,928	16,180

Deferred rent	17,679	16,685
Deferred revenue	8,264	10,000
Noncurrent portion of equipment financing obligations	3,075	6,317
Other noncurrent liabilities	450	—

Noncontrolling interest in Symphony Allegro, Inc.	8,238	23,952

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in-capital	255,060	240,681
Deferred share-based compensation	(321)	(739)
Other comprehensive income	15	141
Deficit accumulated during development stage	(207,518)	(164,095)

Total stockholders’ equity	47,239	75,991

Total liabilities, noncontrolling interest and stockholders’ equity	$104,873	$149,125

(1)	Condensed consolidated balance sheet at December 31, 2007 has been derived from audited consolidated financial statements at that date.
See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

					Period from
					December 19,
					2000
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
Revenue	$69	$—	$69	$—	$7,014

Operating expenses:
Research and development	16,774	11,570	47,165	31,947	190,283
General and administrative	4,362	3,566	13,626	11,168	58,689
Acquired in-process research and development	—	—	—	—	3,916

Total operating expenses	21,136	15,136	60,791	43,115	252,888

Loss from operations	(21,067)	(15,136)	(60,722)	(43,115)	(245,874)

Interest and other income, net	512	1,677	2,321	4,215	13,513
Interest expense	(203)	(258)	(736)	(737)	(3,382)

Loss before noncontrolling interest in Symphony Allegro, Inc.	(20,758)	(13,717)	(59,137)	(39,637)	(235,743)
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	6,066	2,965	15,714	7,691	28,225

Net loss	$(14,692)	$(10,752)	$(43,423)	$(31,946)	$(207,518)

Basic and diluted net loss per share	$(0.45)	$(0.35)	$(1.35)	$(1.15)

Shares used to compute basic and diluted net loss per share	32,610	30,975	32,122	27,775

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(43,423)	$(31,946)	$(207,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	(15,714)	(7,691)	(28,225)
Share-based compensation	4,039	2,038	10,786
Extinguishment of officer note receivable	—	—	2,300
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	38	34	362
Amortization of discount on available-for-sale securities	(751)	(596)	(681)
Depreciation and amortization	3,990	2,884	15,455
Loss on disposal of property and equipment	(12)	—	54
Changes in operating assets and liabilities:
Other receivables	12,055	—	—
Prepaid expenses and other current assets	(186)	(4,963)	(1,557)
Other assets	(37)	45	(2,638)
Accounts payable	57	1,749	5,134
Accrued clinical and other accrued liabilities	2,180	694	4,868
Deferred revenue	(69)	—	9,931
Other liabilities	994	13,247	21,069

Net cash used in operating activities	(36,839)	(24,505)	(166,430)

Cash flows from investing activities:
Purchases of available-for-sale securities	(47,111)	(39,973)	(324,913)
Maturities of available-for-sale securities	51,645	30,552	291,465
Purchases of investments held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of investments held by Symphony Allegro, Inc.	12,915	7,723	23,441
Decrease/(increase) in restricted cash	204	—	(400)
Purchases of property and equipment	(2,234)	(14,969)	(39,659)
Proceeds from disposal of property and equipment	25	—	28
Cash paid for merger	—	—	(250)

Net cash provided by (used in) investing activities	15,444	(16,667)	(100,263)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2008	2007	2008
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	9,840	65,982	120,732
Proceeds from exercise of stock options and stock purchase rights under the Employee Stock Purchase Plan	918	992	4,338
Repurchases of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc, net of fees	—	—	47,171
Proceeds from equipment financing obligations	—	4,453	18,932
Payments of equipment financing obligations	(3,398)	(2,515)	(11,880)

Net cash provided by financing activities	7,360	68,912	283,995

Net increase (decrease) in cash and cash equivalents	(14,035)	27,740	17,302
Cash and cash equivalents at beginning of period	31,337	17,032	—

Cash and cash equivalents at end of period	$17,302	$44,772	$17,302

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
Alexza is a specialty pharmaceutical company focused on the development and commercialization of novel, proprietary products for the treatment of acute and intermittent conditions. The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, conducting research and development, manufacturing devices for clinical trials and conducting manufacturing scale-up, conducting preclinical studies and clinical trials, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage and to operate in one business segment.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other interim period or any other future year.
The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed on March 17, 2008.
Basis of Consolidation
The condensed consolidated financial statements include the accounts of Alexza, its two wholly owned direct subsidiaries, Alexza Singapore Pte. Ltd., (“ASPL”) and Alexza UK, Ltd., ASPL’s wholly owned subsidiary, Alexza Manufacturing Pte. Ltd., and Alexza’s variable interest entity, Symphony Allegro, Inc. (“Allegro”). Alexza is considered the primary beneficiary of Allegro as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated.
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
The Company will determine, at its sole discretion, the timing, the dollar amount and the minimum price per share of each draw under this facility, subject to certain conditions. When and if the Company elects to use the facility, the Company will issue shares to Azimuth at a discount of between 4.15% and 6.00% to the volume weighted average price of the Company’s common stock over a preceding period of trading days. Azimuth is not required to purchase any shares below $5.00 per share, and any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on April 16, 2007. The agreement will terminate on March 31, 2010. As of September 30, 2008, there have been no sales of common stock under this agreement.
Registered Direct Equity Issuance
In March 2008, the Company completed the sale of 1,250,000 shares of its common stock to Biomedical Sciences Investment Fund Pte. Ltd. (“Bio*One”) at a price of $8.00 per share. Furthermore, unless the average closing price of the Company’s stock over a 45 consecutive day trading period exceeds $8.00 between the closing date and December 31, 2008, Bio*One will receive 135,041 additional shares, which would adjust the effective purchase price to $7.22 per share. If required to do so, the Company will issue the additional shares to Bio*One in January 2009.

In addition, the Company issued a warrant to Bio*One to purchase up to 375,000 of additional shares of Alexza common stock at a purchase price per share of $8.00. Subject to the same price adjustment as the common stock sale, the warrant may be adjusted to purchase 415,522 shares at a purchase price of $7.22 per share. The Company has committed to initiate and maintain manufacturing operations in Singapore, and the warrant will become exercisable only if the Company terminates operations in Singapore or does not achieve certain performance milestones. The warrant has a maximum term of 5 years. Net proceeds from the sale of the stock and warrant were approximately $9.84 million after deducting offering expenses.
Secondary Public Stock Offering
In May 2007, the Company completed a public offering of 6,900,000 shares of its common stock, including the full underwriters’ over-allotment option, at a public offering price of $10.25 per share. Net cash proceeds from the public offering were approximately $66.0 million, after deducting underwriting discounts and commissions and other offering expenses.
3. Financial Instruments
The following table represents the Company’s fair value hierarchy, as defined by SFAS 157, for its financial assets (cash equivalents and marketable securities and investments held by Symphony Allegro, Inc.) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$14,265	$—	$—	$14,265
Money market fund held by Symphony Allegro, Inc.	26,534	—	—	26,534
Commercial paper	—	14,717	—	14,717
U.S. government agencies	—	22,423	—	22,423

Total	$40,799	$37,140	$—	$77,939

Level 2 assets include certain of our marketable securities with quoted market prices that are traded in less active markets or priced using a quoted market price for similar assets.
4. Share-Based Compensation
Employee Share-Based Awards Granted Prior to January 1, 2006
Compensation cost for employee stock options granted prior to January 1, 2006, was accounted for using the option’s intrinsic value. The Company recorded the total valuation of these options as a component of stockholders’ equity, which will be amortized over the vesting period of the applicable option on a straight line basis. During the three and nine months ended September 30, 2008, the Company reversed $34,000 and $83,000, respectively, of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations, and $22,000 and $246,000 in the same periods in 2007, respectively. The expected future amortization expense related to employee options granted prior to January 1, 2006 is as follows (in thousands):

Remainder of 2008	$101
2009	220

$321

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
Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units
During the three and nine months ended September 30, 2008 the weighted average fair value of the employee stock options granted was $2.63 and $3.06, respectively, and $6.05 and $6.26 in the same periods in 2007, respectively. The weighted average fair value of stock purchase rights granted under the Company’s employee stock purchase plan was $3.71 and $3.46 during the three and nine months ended September 30, 2008, respectively, and $3.60 and $3.44 in the same periods in 2007, respectively. The weighted average fair value of restricted stock units granted was $4.35 during the three and nine months ended September 30, 2008 and $8.89 during the three and nine months ended September 30, 2007.

These estimated grant date fair values of the awards were calculated using the Black-Scholes valuation model, and the following assumptions:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock Option Plans
Weighted-average expected term	5.0 years	6.1 years	5.0 years	6.1 years
Expected volatility	67%	73%	67%	73%
Risk-free interest rate	3.25%	4.82%	3.16%	4.78%
Dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan
Weighted-average expected term	1.6 years	1.8 years	1.41 years	1.6 years
Expected volatility	68%	53%	66%	53%
Risk-free interest rate	3.48%	4.78%	3.53%	4.78%
Dividend yield	0%	0%	0%	0%
Weighted-Average Expected Life Prior to January 1, 2008, the expected term of options granted was determined using the “shortcut” method, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”). Under this approach, the expected term was presumed to be the average of the vesting term and the contractual term of the option. As detailed information about the employees’ exercise behavior is now available to the Company, beginning on January 1, 2008, the Company no longer uses the above mentioned shortcut method and determines the expected term of the options granted through a combination of the Company’s own historical experience and expected future activity. The change of approach in determining the estimated weighted average expected life resulted in the assumption decreasing from approximately 6.1 years to 5.0 years.
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

As of September 30, 2008, there were $8,630,000, $888,000 and $945,000 of total unrecognized compensation costs related to unvested stock option awards, unvested restricted stock units and stock purchase rights issued after January 1, 2006, respectively, which are expected to be recognized over a weighted average period of 2.7 years, 3.1 years and 0.9 years, respectively.
There was no share-based compensation capitalized at September 30, 2008.
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
The following table sets forth the summary of option activity under the Company’s stock option plans for the nine months ended September 30, 2008:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2007	3,206,864	$6.56
Options granted	1,431,571	5.30
Options exercised	(102,190)	1.56
Options canceled	(346,128)	7.70

Balance at September 30, 2008	4,190,117	6.16

The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $161,000 and $460,000, respectively, and $226,000 and $1,424,000 during the same periods in 2007.

Information regarding the stock options outstanding at September 30, 2008 is summarized below:

	Outstanding			Exercisable
		Remaining			Remaining
		Contractual	Aggregate		Contractual	Aggregate
Exercise	Number	Life	Intrinsic	Number	Life	Intrinsic
Price	of Shares	(in years)	Value	of Shares	(in years)	Value
$ 1.10 - 1.10	403,920	5.91	$1,551,000	345,347	5.86	$1,326,000
1.38 - 3.94	424,538	7.34	993,000	220,448	6.76	658,000
4.21 - 6.24	526,700	9.77	311,000	—	—	—
6.55 - 7.20	485,000	9.60	3,000	3,120	9.65	—
7.30 - 7.90	606,473	8.05	—	330,119	8.02	—
8.00 - 8.00	157,740	8.88	—	53,854	8.94	—
8.01 - 8.76	600,457	5.88	—	515,132	5.65	—
8.89 - 8.89	635,004	8.58	—	196,192	8.65	—
8.91 - 11.70	350,285	8.35	—	148,856	8.30	—

	4,190,117	7.99	$2,858,000	1,813,068	6.90	$1,984,000

The intrinsic value is calculated as the difference between the market value as of September 30, 2008 and the exercise price of the shares. The market value as of September 30, 2008, was $4.94 as reported by NASDAQ Global Market.
The following table sets forth the summary of unvested share units (restricted stock units) activity under the Company’s stock option plan for the nine months ended September 30, 2008:

		Weighted
	Number	Average
	of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2007	93,125	$8.42
Granted	112,423	4.35
Released	(23,443)	8.33
Forfeited	(7,017)	7.75

Outstanding at September 30, 2008	175,008	5.85

As of September 30, 2008, 1,323,241 shares remained available for issuance under the 2005 Plan and the Directors’ Plan.
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
The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of share by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2008 an additional 250,000 shares of the Company’s common stock were reserved for issuance under this provision. On April 30, 2008 the Company issued 134,772 shares at an average price of $5.64 under the ESPP. As of September 30, 2008, 515,869 shares of common stock were available for issuance under the plan.

6. Net Loss per Share
Historical basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share calculation for the three and nine months ended September 30, 2008 and 2007 because the inclusion of such shares would have had an anti-dilutive effect:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options	4,190,117	3,321,653	4,190,117	3,321,653
Unvested restricted stock units	175,008	98,193	175,008	98,193
Warrants to purchase common stock	2,390,720	2,015,720	2,390,720	2,015,720
7. Comprehensive Loss
Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(14,692)	$(10,752)	$(43,423)	$(31,946)
Change in unrealized gain (loss) on marketable securities	(3)	70	(126)	66

Comprehensive loss	$(14,695)	$(10,682)	$(43,549)	$(31,880)

8. Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Accrued compensation	$4,137	$3,532
Accrued professional fees	580	555
Other	1,145	1,000

Total	$5,862	$5,087

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
Future principal payments under the equipment financing agreements as of September 30, 2008 are as follows (in thousands):

Remainder of 2008 — 3 months	$1,187
2009	4,048
2010	1,916
2011	354

Total	$7,505

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
In May 2008, the Company entered into an agreement to sublease 19,558 square feet of its Mountain View facility from May 1, 2008 through April 30, 2009. During the term of the lease, the Company will receive a gross rent of $53,758 per month. There are no options to extend the sublease period, however, if the parties agree to extend the lease term, the monthly sublease rent will be $55,740 per month.
In the three and nine months ended September 30, 2008 the Company incurred $869,000 and $3,772,000 of rent expense, net of sublease income, respectively, and $1,440,000 and $3,922,000 in the same periods in 2007, respectively.
11. License Agreements
Symphony Allegro, Inc.
On December 1, 2006 (the “Closing Date”), the Company entered into a series of related agreements with Symphony Capital LLC (“Symphony Capital”), Symphony Allegro Holdings LLC (“Holdings”) and Holdings’ wholly owned subsidiary Symphony Allegro, Inc., (“Allegro”) providing for the financing of the clinical development of its AZ-002, Staccato alprazolam, and the AZ-004/104, Staccato loxapine, product candidates (the “Programs”). The material agreements included the: (i) Purchase Option Agreement by and among Holdings, Allegro and Alexza (the “Purchase Option Agreement”); (ii) Warrant Purchase Agreement between Holdings and Alexza (the “Warrant Purchase Agreement”); (iii) Warrant to Purchase shares of Common Stock issued to Holdings (the “Warrant”); (iv) Amended and Restated Research and Development Agreement by and among Holdings, Allegro and Alexza (the “R&D Agreement”); and (v) Novated and Restated Technology License Agreement by and among Holdings and Allegro and Alexza (the “License Agreement”). Symphony Capital and other investors (collectively with Symphony Capital, “Symphony”) invested $50 million in Holdings, which then invested the $50 million in Allegro. Pursuant to the agreements, Allegro agreed to invest up to the full $50 million to fund the clinical development of the Programs, and the Company licensed to Allegro certain intellectual property rights related to these Programs.
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
Pursuant to the agreements, the Company has no further obligation beyond the items described above and the Company has no obligation to the creditors of Allegro as a result of the Company’s involvement with Allegro. The investments held by Allegro are to be used to fund the development of the Programs, and are not available for general corporate expenses.
Pursuant to the Warrant Agreement, the Company issued to Holdings a five-year warrant to purchase 2,000,000 shares of the Company’s common stock at $9.91 per share. The Warrant, issued upon closing, was assigned a value of $10.7 million using the Black-Scholes valuation model and has been recorded in additional paid in-capital.
In consideration for the Warrant, the Company received an exclusive purchase option (the “Purchase Option”) that gives the Company the right, but not the obligation, to acquire all, but not less than all, of the equity of Allegro, thereby allowing the Company to reacquire all of the Programs. This Purchase Option is exercisable at any time from December 1, 2007 to December 1, 2010, at predetermined prices that increase over time and range from $67.5 million starting December 31, 2007 to $122.5 million through November 30, 2010. The Purchase Option exercise price may be paid for in cash or in a combination of cash and the Company’s common stock, at the Company’s sole discretion, provided that the common stock portion may not exceed 40% of the Purchase Option exercise price, or 10% of the Company’s common stock issued and outstanding as of the purchase option closing date.

The Company determined, pursuant to the guidance in FIN 46R, that Allegro is a variable interest entity and the Company is the primary beneficiary. As a result, the Company has included the financial position and results of operations of Allegro in its condensed consolidated financial statements from the date of Allegro’s formation in December 2006. The noncontrolling interest in Symphony Allegro, as presented on the condensed consolidated balance sheets, represents Symphony’s equity investment in Allegro of $50.0 million equity reduced by $10.7 million for the value of the Purchase Option, and by $2.85 million for a structuring fee and related expenses that the Company paid to Symphony Capital in connection with the closing of the Allegro transaction, resulting in the recording of a net noncontrolling interest of $36.5 million on the effective date. The Company has charged the losses incurred by Allegro to the noncontrolling interest in the determination of the Company’s net loss in the condensed consolidated statements of operations and the Company also reduced the noncontrolling interest in the condensed consolidated balance sheets by Allegro’s losses. For the three and nine months ended September 30, 2008, the net losses of Allegro charged to the noncontrolling interest were $6.1 million and $15.7 million, respectively, and $3.0 million and $7.7 million in the same periods in 2007, respectively. The Company will charge losses to the noncontrolling interest up to an aggregate of $36.5 million, the amount classified as noncontrolling interest on the effective date. If the remaining noncontrolling interest is reduced to zero prior to the Company’s adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”), the Company will be required to absorb the losses of Allegro.
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
The Company and Endo have established a Joint Steering Committee and a Joint Development Committee to oversee the development of AZ-003. The Company has the right but not the obligation to participate on each of the committees. The Company has primary responsibility for the development and costs of the Staccato Electronic Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. Endo has responsibility for future pre-clinical, clinical and regulatory development, and, if AZ-003 is approved for marketing, for commercializing the product in North America. Each party will be responsible for all internal costs and expenses incurred related to the respective area of responsibility. Each party will also be responsible for external development costs incurred related to their respective area of responsibility. However, the Company agreed to pay certain external development costs incurred by Endo in excess of an agreed upon threshold, with a maximum expense to the Company of $20 million. The Company will recognize expenses related to the agreement when incurred.
The Company retains all rights to AZ-003 outside of North America. Endo has the right to terminate the License Agreement upon 90 days written notice. Upon such termination, all rights to the product, including regulatory filings, data and clinical and non-clinical data for use with the product will revert to Alexza. The Company recorded the $10 million upfront fee as deferred revenue and began to recognize this revenue in the third quarter of 2008. The revenue will be amortized over the estimated performance period of the Endo license agreement of six years.
12. Manufacturing and Supply Agreement
On November 2, 2007, the Company entered into a Manufacturing and Supply Agreement, (“Supply Agreement”), with Autoliv ASP, Inc.(“Autoliv”) relating to the commercial supply of heat packages that can be incorporated into its Staccato device (the “Chemical Heat Packages”). Under the terms of the Supply Agreement, Autoliv will develop a manufacturing line capable of producing 10 million Chemical Heat packages a year. The Company will pay Autoliv $12 million upon the earlier of December 31, 2011, 60 days after the approval by the Food and Drug Administration of a new drug application filed by the Company, or 60 days after termination, as defined, by the Company or Autoliv, herein called the “Purchase Date.” If the Supply Agreement is terminated by either party, prior to the purchase date, the Company will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the Chemical Heat Packages. Upon payment by the Company Autoliv will be required to transfer possession and ownership of such equipment and tooling to the Company. Each quarter, with assistance from Autoliv, the Company estimates the amount of work performed on the development of the manufacturing line and recognizes a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. As of September 30, 2008, the Company has recorded a fixed asset and a non-current liability of $450,000 related to its commitment to Autoliv for the development of the manufacturing line.

Autoliv has agreed to manufacture, assemble and test the Chemical Heat Packages solely for the Company in conformance with the Company’s specifications. The Company will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by the Company, per Chemical Heat Package delivered. The initial term of the Supply Agreement expires on December 31, 2012 and may be extended by mutual written consent. The Supply Agreement provides that during the term of the Supply Agreement, Autoliv will be the Company’s exclusive supplier of the Chemical Heat Packages. In addition, the Supply Agreement grants Autoliv the right to negotiate for the right to supply commercially any second generation chemical heat package (a “Second Generation Product”) and provides that the Company will pay Autoliv certain royalty payments if the Company manufactures Second Generation Products itself or if the Company obtains Second Generation Products from a third party manufacturer. Upon the expiration or termination of the Supply Agreement the Company will be required, on an ongoing basis, to pay Autoliv certain royalty payments related to the manufacture of the Chemical Heat Packages by the Company or third party manufacturers. No Chemical Heat Packages have been purchased under this agreement as of September 30, 2008.
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

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: estimated timelines for regulatory filings, the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC,. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Overview
We are a specialty pharmaceutical company focused on the development and commercialization of novel, proprietary products for the treatment of acute and intermittent conditions, all based upon our Staccato system technology. We currently have five product candidates in various stages of clinical development. Our technology, the Staccato system, vaporizes an excipient-free drug to form a condensation aerosol that, when inhaled, allows for rapid systemic drug delivery. Because of the particle size of the aerosol, the drug is quickly absorbed through the deep lung into the bloodstream, providing speed of therapeutic onset that is comparable to intravenous, or IV, administration but with greater ease, patient comfort and convenience.
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
Our clinical-stage product candidates are:
•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the treatment of acute agitation in patients with schizophrenia or bipolar disorder. AZ-004 is currently in Phase 3 clinical testing and, if the results of the second Phase 3 clinical trial are positive we project a New Drug Application, or NDA, filing in early 2010.

In October 2008, we completed enrollment in the second of our two Phase 3 clinical trials. This trial enrolled 314 patients with bipolar disorder and acute agitation at 17 U.S. clinical centers. The trial was an in-clinic, multicenter, randomized, double-blind, placebo-controlled study, testing AZ-004 at two dose levels, 5 and 10 mg. Patients received up to 3 doses of study drug in a 24-hour period, depending on their clinical status. Patients eligible for the study include those who are admitted through an emergency department and those who were already in-patients in a hospital setting, as long as they had acute agitation at the time of patient randomization. This study was the first AZ-004 study enrolling bipolar disorder patients. We expect to release initial results of this trial by the end of 2008.

The primary endpoint for this study is a reduction of agitation, measured as the change from baseline in the PANSS (Positive and Negative Symptom Scale) Excited Component (PEC) score at 2 hours after the first dose. Various assessments of a patient’s agitation state were conducted at serial time points using standard agitation scales over the first 4-hour post-dose time period, with follow-up assessments at the end of the 24-hour study period. Side effects were recorded throughout the 24-hour period.

In September 2008, we announced positive results from our first Phase 3 clinical trial of AZ-004 in schizophrenic patients with acute agitation. The trial enrolled 344 schizophrenic patients with acute agitation at 24 U.S. clinical centers. The trial was designed as an in-clinic, multi-center, randomized, double-blind, placebo-controlled study and tested AZ-004 at two dose levels, 5 mg and 10 mg. Patients were eligible to receive up to 3 doses of study drug in a 24-hour period, depending on their clinical status. Only one dose of study drug was allowed during the first 2 hours of the study period. The primary endpoint for the study was the change from baseline in the PEC score, measured at 2 hours after the first dose. The key secondary endpoint was the Clinical Global Impression-Improvement, or CGI-I, score, measured at 2 hours after the first dose. Both the 5 mg and 10 mg doses of AZ-004 met the primary and secondary endpoints. All results were considered statistically significant at the p < 0.05 level, as compared to placebo, and all analyses were made on an intent-to-treat basis. The 10 mg dose of AZ-004 exhibited a rapid onset of effect, with statistically significant reductions in agitation at 10 minutes post-dose. The reductions of agitation were generally sustained through the 24-hour study period. Various additional assessments of a patient’s agitation state were conducted at serial time points using the PEC scale over the first 4-hour post-dose time period, with follow-up assessments at the end of the 24-hour study period. Side effects were recorded throughout the clinical trial period. The administration of AZ-004 was generally safe and well tolerated. The most common side effects, reported by at least 10% of the patients in any treatment group, including placebo, were taste (dysgeusia), dizziness, sedation and headache. These side effects were generally mild to moderate in severity, and occurred in both drug and placebo dose groups.

We have completed five clinical trials with AZ-004, enrolling more than 800 patients, and have announced positive results from the first four of these studies. These four studies include a 50 subject Phase 1 study in healthy volunteers, a 129 patient Phase 2 study in agitated schizophrenic patients, a 32 patient multiple-dose tolerability and pharmacokinetic study in non-agitated schizophrenic patients, and a 344 patient Phase 3 study in schizophrenic patients with acute agitation. We completed and end-of-Phase 2 meeting with the Food and Drug Administration, or FDA, for AZ-004 in September 2007, and we believe we have a clear understanding of the development requirements for filing an NDA for AZ-004.

AZ-004 has been licensed to Symphony Allegro, Inc., or Symphony Allegro, and we have the right to repurchase all rights to this product candidate.
•	AZ-001 (Staccato prochlorperazine). We are developing AZ-001 to treat patients suffering from acute migraine headaches. During the third quarter of 2008, we conducted an end-of-Phase 2 meeting with the FDA. We believe we have a clear understanding of the NDA requirements for this product candidate. Consistent with previous guidance, we are not planning on conducting any AZ-001 Phase 3 studies without a partner, and we are continuing to seek partners for our Staccato migraine product candidates, AZ-001 and AZ-104.

In December 2007, we completed enrollment of a thorough QT clinical trial, in which two doses of AZ-001 (5 and 10 mg) were compared to active control and to placebo. The purpose of a thorough QT study is to determine a drug’s effect on cardiac rhythms. With approximately 40 subjects per treatment condition, we found that the active control, moxyfloxacin, produced a positive QT/QTc signal that verified the sensitivity of the clinical study. Neither of the doses of AZ-001 produced a QT/QTc prolongation that would suggest an increased risk of cardiac arrhythmia. During the second quarter of 2008, we completed a 28-day repeat dose inhalation study in dogs. Consistent with previous findings in shorter-term and higher dose studies, we observed dose-related minimal to slight metaplasia in the upper respiratory tract, primarily in the nasal epithelium, in all treated groups. These changes were partially reversible by the end of a 28-day post-treatment period. No lower respiratory tract or lung findings were reported.

In March 2007, we announced positive results from an outpatient, multi-center, randomized, double blind, placebo-controlled Phase 2b clinical trial of AZ-001 in 400 migraine patients. All three doses of AZ-001 (5, 7.5 and 10 mg) met the primary endpoint of statistically significant pain relief 2-hours post-dose using the IHS (International Headache Society) 4-point headache pain rating scale, compared to placebo. In the two highest doses studied, AZ-001 also showed a statistically-significant difference in achieving a pain-free response at two hours, as compared with placebo. AZ-001 demonstrated rapid onset of pain relief, with statistically significant pain response in 15 minutes for the 7.5 mg dose and statistically-significant pain responses for all three doses at 30 minutes. AZ-001 also showed a sustained pain-free response, where a patient has a pain score of 0, or “no” headache, with statistically-significant elimination of pain at 24 hours post-dose at the two highest studied doses. Survival analysis for nausea, photophobia and phonophobia over the 2-hour period post-dose showed a statistically significant difference, compared to placebo. Side effects were recorded throughout the clinical trial study period and a safety evaluation was made at each patient’s closeout visit. There were no serious adverse events reported during the trial. The most common drug-related side effects reported across all three active dose groups in the clinical trial were taste (25%-33%), throat irritation (18%-30%), cough (16%-30%), somnolence (6%-10%), breathlessness (2%-9%), and dizziness (0%-9%). These side effects appeared to be dose related, with a lower incidence and severity of the side effects generally seen at the lower doses of AZ-001. These side effects were generally mild to moderate in severity, and occurred in both drug and placebo dose groups.
•	AZ-104 (Staccato loxapine). We are developing AZ-104 to treat patients suffering from acute migraine headaches. AZ-104 is a lower dose version of AZ-004. AZ-104 has completed a Phase 2a in-clinic study, and we plan to initiate an out-patient Phase 2b clinical trial early in 2009.

We submitted an updated investigational new drug application, or IND, in October 2008. The original IND for Staccato loxapine was filed with the Division of Neuropharmacological Drug Products of the FDA. In July 2005 the FDA reorganized this division into two new divisions, the Division of Psychiatry Products, or DPP, and the Division of Neurology Products, or DNP. The Staccato loxapine IND was transferred to the DPP, as the AZ-004 development program is for a psychiatric indication. Under that IND, we were allowed to conduct the Phase 2a proof-of-concept trial, the first patient study in migraine patients. With the positive initial results from that clinical trial and the decision to move forward to a Phase 2b outpatient clinical trial in migraine patients, we were required to file a new IND with the DNP.

In March 2008, we announced initial results of an in-clinic, multi-center randomized, double-blind, single administration, placebo controlled Phase 2a proof-of-concept clinical trial in 168 migraine patients with or without aura. Three doses of AZ-104 (1.25, 2.5 and 5 mg) were evaluated against placebo in the clinical trial. Using the IHS 4-point rating scale, the primary efficacy endpoint was pain-relief response at 2 hours post-administration. AZ-104 met the primary efficacy endpoint of the clinical trial for the two highest doses of the drug compared to placebo. Statistically significant improvements in pain response were observed in 76.7% of patients at the 5 mg dose (p= 0.02), 79.1% of patients at the 2.5 mg dose (p = 0.01) and 67.4% of patients at the 1.25 mg dose (p = 0.18), compared to 51.3% of patients receiving placebo. Using survival analysis for pain relief response, all three dose groups were statistically superior (p < 0.05) to placebo during the 4-hour post-treatment time period that the patients remained in the clinic. We project that we will file this new IND in the fourth quarter of 2008 and initiate our Phase 2b outpatient study in the first quarter of 2009. Side effects were recorded throughout the clinical trial study period. There were no serious adverse events reported during the trial. The most common drug-related side effects, incidence greater than 10% in at lease one drug dose group, reported across the three drug dose groups and placebo were taste, or dysgeusia, somnolence and fatigue. These side effects were generally mild to moderate in severity, and occurred in both drug and placebo dose groups. We are continuing to seek partners for our Staccato migraine product candidates, AZ-001 and AZ-104.

AZ-104 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate
•	AZ-003 or EN3294 (Staccato fentanyl). We are jointly developing EN3294 with Endo Pharmaceuticals, Inc., or Endo, for the treatment of breakthrough pain. Endo is responsible for regulatory, pre-clinical and clinical development, and for commercializing the product in North America. We are responsible for the development of the Staccato Electric Multiple Dose device and we have the exclusive right to manufacture the product for clinical development and commercial supply.

During the third quarter of 2008, we completed testing and released our first batch of EN3294 clinical trial material, or CTM, and shipped the CTM to Endo for use in the first EN3294 Phase 2 clinical trial. In connection with this shipment of CTM, we began to recognize revenue from the $10 million upfront fee in the third quarter of 2008. The revenue will be amortized over the estimated performance period of six years.

•	AZ-007 (Staccato zaleplon). We are developing AZ-007 for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. AZ-007 has completed Phase 1 testing.

We filed an IND in December 2007. In April 2008, we announced positive results from our Phase 1 clinical trial in 40 healthy volunteers. This study was conducted at a single site and was designed to assess the safety, tolerability and pharmacokinetic parameters of a single dose of AZ-007. Using a double-blind, randomized, dose-escalation trial design, 4 doses of AZ-007 (ranging from 0.5 to 4.0 mg) were compared to placebo. AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak venous concentration, or Tmax, of 1.6 minutes. Zaleplon exposure was dose proportional across the 4 doses studied, as calculated by power analysis. Pharmacodynamics, measured as sedation assessed on a 100 mm visual-analog scale, showed onset of effect as early as 2 minutes after dosing with AZ-007. There were no serious adverse events. The most frequently reported adverse events in subjects receiving AZ-007 were dizziness and somnolence. These data indicate a rapid onset of effect, apparently directly related to the IV-like pharmacokinetics, and showed that AZ-007 was generally safe and well tolerated in this population of healthy volunteers.

•	AZ-002 (Staccato alprazolam). AZ-002 has completed a Phase 2a proof-of-concept clinical trial for the treatment of panic attacks, an indication the Company is not planning to pursue. However, given the demonstrated safety profile, the successful and reproducible delivery of alprazolam, and the IV-like pharmacological effect demonstrated to date, we and Symphony Allegro are assessing AZ-002 for other possible indications and renewed clinical development. AZ-002 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.
We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, capital lease and equipment financings and government grants. We have generated $7.0 million in revenue from inception through September 30, 2008, substantially all of which was earned through United States Small Business Innovation Research grants. We did not have any revenues in 2007 or the first half of 2008, and we do not expect any material product revenue until at least 2011. We began to recognize revenues related to a $10 million upfront fee received in connection with the Endo development agreement in the third quarter of 2008 and will amortize the amount over a six year period.
From inception through 2003, we focused on the development of our technology, the selection and preclinical testing of product candidates and the manufacture of clinical trial supplies. In 2004, we expanded our activities to include the clinical development of our product candidates. The continued development of our product candidates will require significant additional expenditures, including expenses for preclinical studies, clinical trials, research and development, manufacturing development and seeking regulatory approvals. We rely on third parties to conduct a portion of our preclinical studies and all of our clinical trials, and we expect these expenditures to increase in future years as we continue development of our product candidates. In 2008, we have conducted several clinical trials, including our two Phase 3 clinical trials for AZ-004, the second of which completed enrollment in October 2008. With our partner Endo, we intend to continue device development and manufacturing of AZ-003. These clinical trials and development efforts resulted in higher expenditures in 2008 than in previous years. If our product candidates continue to progress, expenses for future clinical trials and development will be higher than those incurred in 2008. We also anticipate increased expenses as we expand our commercial manufacturing, and related commercial scale-up and pre-launch activities in anticipation of the NDA filing and, if approved, the commercial launch of AZ-004.
In 2007, we completed a current good manufacturing practice, or GMP, pilot manufacturing facility in Mountain View, California and received a California manufacturing license. We completed the move of our operations to the new facility in the first quarter of 2008. We intend for the pilot manufacturing facility to be capable of manufacturing materials for toxicology studies, clinical trial materials for future clinical trials and commercial product for any future product launch. Facility lease payments decreased in the third quarter of 2008 as the remaining lease on our Palo Alto, California facilities expired at the end of the second quarter of 2008.
In March 2008, we obtained a committed equity financing facility under which we may sell up to $50 million of our registered common stock to Azimuth Opportunity, Ltd., or Azimuth, over a 24-month period. We are not obligated to utilize any of the $50 million facility. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if we elect to use the facility, we will issue shares to Azimuth at a discount between 4.15% and 6.00% to the volume weighted average price of our common stock over a preceding period of trading days. Azimuth is not required to purchase any shares at a price below $5.00 per share. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on April 16, 2007. We have not sold any shares under this agreement as of September 30, 2008. As of November 5, 2008 our stock price was $2.00.

In March 2008, we sold 1,250,000 shares of our common stock to Biomedical Sciences Investment Fund Pte. Ltd, or Bio*One, at a price of $8.00 per share. Subject to certain conditions, Bio*One may receive 135,041 additional shares, which would adjust the effective purchase price to $7.22 per share. In addition, Alexza has committed to initiate and maintain manufacturing operations in Singapore and issued a warrant to Bio*One to purchase up to $3 million of additional shares of Alexza common stock at a purchase price per share of $8.00, subject to the same price adjustment as the common stock sale. The warrant is exercisable only if we terminate operations in Singapore or do not achieve certain performance milestones.
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
In December 2007, we entered into a license, development and supply agreement, or the license agreement, with Endo for AZ-003, Staccato fentanyl, and the fentanyl class of molecules for North America. Under the terms of the license agreement, Endo paid us an upfront fee of $10 million, and will pay potential additional milestone payments of up to $40 million upon achievement of predetermined regulatory and clinical milestones. Endo will also pay undisclosed royalties to us on net sales of the product, from which we will pay for the cost of goods for the manufacture of the commercial version of the product. We have primary responsibility for the development and costs of the Staccato Electronic Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. Endo has responsibility for pre-clinical, clinical and regulatory development, and, if AZ-003 is approved for marketing, for commercializing the product in North America. Each party will be responsible for all internal costs and expenses incurred related to the respective area of responsibility. Generally speaking, each party will also be responsible for external development costs incurred related to the respective area of responsibility, but we agreed to pay certain external development costs incurred by Endo in excess of an agreed upon threshold, with a maximum expense to us of $20 million. We and Endo have established a joint steering committee and a joint development committee to oversee the development of AZ-003. We have the right, but not the obligation to participate on each of the committees. We retain all rights outside of North America. Endo has the right to terminate the license agreement on 90 days written notice. Upon such termination, all rights to the product, including regulatory filings, data and clinical and non-clinical data for use with the product will revert to us. We will recognize expense related to the agreement when incurred. The Company recorded the $10 million upfront fee as deferred revenue and began to recognize this revenue in the third quarter of 2008. The revenue will be amortized over the estimated performance period of the Endo license agreement of six years.
As our activities have expanded, we have consistently increased the number of our employees. We expect that we will add employees during the remainder of 2008 to support our expanded operations.
We have incurred significant losses since our inception. As of September 30, 2008, our deficit accumulated during development stage was $207.5 million and total stockholders’ equity was $47.2 million. We recognized a net loss of $43.4 million during the nine months ended September 30, 2008 and $45.1 million, $41.8 million, and $32.4 million, in the years ended December 31, 2007, 2006 and 2005, respectively. We expect our net losses to increase as we continue our existing and planned preclinical studies and clinical trials, expand our research and development efforts, continue our manufacturing development, begin commercialization development, and add infrastructure to support these expanded operations.

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long term success. If we do not complete development of our product candidates and obtain regulatory approval to market one or more of these product candidates, we may be forced to cease operations. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. Our strategy includes entering into strategic partnerships with third parties to participate in the development and commercialization of some of our product candidates, such as our Symphony Allegro and Endo relationships. Endo has control over preclinical and clinical development of AZ-003. If in the future we enter into additional partnerships, third parties could have control over preclinical development or clinical trials for some of our product candidates. Accordingly, the progress of such product candidate would not be under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to any future partnerships or how such arrangements would affect our development plans or capital requirements.
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
Results of Operations
Comparison of Three and Nine months Ended September 30, 2008 and 2007
Revenue
We had $69,000 of revenues in the three and nine months ended September 30, 2008. We had no revenues in the three or nine months ended September 30, 2007. In the third quarter of 2008, we began to recognize revenues related to our Endo development agreement. We will amortize the $10 million upfront fee paid by Endo ratably over a period of 6 years. In prior years we have recognized governmental grant revenue and drug compound feasibility revenue, however, we expect no grant revenue or drug compound feasibility screening revenue in 2008 or 2009.

Operating Expenses
Our operating expenses were affected by our prospective method of adoption of SFAS 123R. As a result, we believe reviewing our operating expenses both inclusive and exclusive of share-based compensation provides a better understanding of the growth of our operations. The impact of share-based compensation on operating expenses is outlined as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating expenses without share-based compensation expenses:
Research and development	$16,112	$11,207	$45,096	$30,873
General and administrative	3,841	3,167	11,874	10,204

Total operating expenses without share-based compensation expenses	19,953	14,374	56,970	41,077
Share-based compensation expenses:
Research and development	662	363	2,069	1,074
General and administrative	521	399	1,752	964

Total share-based compensation expenses	1,183	762	3,821	2,038

Total operating expenses	$21,136	$15,136	$60,791	$43,115

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
The following table summarizes our expenditures on each candidate based on our internal records and estimated allocations of employee time and related expenses (in thousands):

					From
					December 19,
					2000
	Three Months Ended		Nine months Ended		(inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
Preclinical and clinical development
AZ-004/104	$8,575	$4,711	$19,580	$9,899	$44,483
AZ-001	186	1,845	1,110	4,398	39,331
AZ-002	314	716	1,606	3,336	14,718
AZ-003	5,094	180	12,416	858	25,240
AZ-007	194	2,100	1,714	6,712	12,312
Other preclinical programs	—	—	—	—	3,243

Total preclinical and clinical development	14,363	9,552	36,426	25,203	139,327
Research	2,411	2,018	10,739	6,744	50,956

Total research and development	$16,774	$11,570	$47,165	$31,947	$190,283

Research and development expenses were $16.8 million and $47.2 million during the three and nine months ended September 30, 2008, respectively and $11.6 million and $31.9 million during the three and nine months ended September 30, 2007, respectively. The increases were due primarily to:
•	increased spending on our AZ-004/104 product candidates as we continued development of these product candidates under the Symphony Allegro agreement, including our first Phase 3 clinical trial of AZ-004 which began enrollment in February 2008 and completed enrollment in June 2008 and our second Phase 3 clinical trial of AZ-004 which began enrollment in July 2008 and completed enrollment in October 2008,

•	increased spending on our AZ-003 product candidate as we continued development of this product candidate under the Endo agreement, and

•	increased research expenses as we increase our commercial device development and manufacturing process scale-up efforts.
These increases were partially offset by decreased spending on:
•	our AZ-001 product candidate due to Phase 2b clinical trial efforts and ongoing non clinical efforts occurring in 2007,

•	our AZ-002 product candidate due to higher development and manufacturing efforts to modify the AZ-002 device and manufacture clinical trial materials for the Phase 2a trial in 2007, and

•	our AZ-007 product candidate due to the preclinical and regulatory efforts in 2007 to support and prepare the IND filing that occurred in the fourth quarter of 2007.
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
General and Administrative Expenses
General and administrative expenses were $4.4 million and $13.6 million during the three and nine months ended September 30, 2008, respectively, and $3.6 million and $11.2 million during the three and nine months ended September 30, 2007, respectively. Share-based compensation increased to $521,000 and $1,752,000 during the three and nine months ended September 30, 2008, respectively, as compared to $399,000 and $964,000 in the same periods in 2007, respectively. We expect share-based compensation expense to continue to increase as future employee share-based awards will continue to be recorded at fair value and existing grants continue to be expensed.
Without the impact of share-based compensation expenses, general and administrative expenses increased to $3.8 million and $11.9 million in the three and nine months ended September 30, 2008, respectively from $3.2 million and $10.2 million in the comparable periods in 2007, respectively. The increases were primarily due to increased staffing to manage and support our growth resulting in increased payroll and related expenses, increased third party intellectual property expenses as we continue to increase and maintain our intellectual property portfolio, and higher facilities expenses to support our growth.
We expect that our general and administrative expenses will increase as we continue to add infrastructure to support the expected increase in operations as we continue the development of our product candidates and expand our operations to international locations. In addition, we expect to incur increasing amounts of non-cash stock-based compensation expense in 2008 and 2009 as future employee share-based awards are expensed and existing grants continue to be expensed.
Interest and Other Income, Net and Interest Expense
Interest and other income, net was $0.5 million and $2.3 million for the three and nine months ended September 30, 2008, respectively, and $1.7 million and $4.2 million in the comparable periods in 2007, respectively. Interest and other income primarily represents income earned on our cash and cash equivalents, marketable securities and on investments held by Symphony Allegro. The decrease was primarily due to lower cash, cash equivalent, and marketable securities balances and lower interest rates earned on such balances due to the interest rate environment in 2008. We expect interest income to decrease in future periods as we expect decreases in our cash, cash equivalent and marketable securities balances as well as decreases in investments held by Symphony Allegro.
Interest expense was $203,000 and $736,000 for the three and nine months ended September 30, 2008, respectively, and $258,000 and $737,000 in the comparable periods in 2007, respectively. Interest expense represents interest on our equipment financing obligations. Interest expense decreased during the three month period due to lower average balances on our equipment financing obligations.

Liquidity and Capital Resources
Since inception through September 30, 2008, we have financed our operations primarily through private placements and public sales of equity securities, totaling aggregate net proceeds of $225.4 million, revenues primarily from government grants totaling $7.0 million and funding from Symphony Allegro. We have received additional funding from equipment financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our Employee Stock Purchase Plan. As of September 30, 2008, we had $51.4 million in cash, cash equivalents and marketable securities, and $26.5 million of marketable securities held by Symphony Allegro. The marketable securities held by Symphony Allegro are used to fund the development of AZ-002, AZ-004, and AZ-104 and are not available for general corporate expenses. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Investments held by Symphony Allegro consist of investments in a money market fund that invests primarily in domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. and yankee bank obligations and fully collateralized repurchase agreements. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
Cash Flows from Operating Activities Net cash used in operating activities was $36.8 million and $24.5 million during the nine months ended September 30, 2008 and 2007, respectively. The net cash used in the nine months ended September 30, 2008 primarily reflects the net loss of $43.4 million, and the loss attributed to noncontrolling interest in Symphony Allegro, Inc. of $15.7 million, net of depreciation of $4.0 million and non-cash share-based compensation expense of $4.0 million. These decreases were, partially offset by the decrease in other receivables of $12.1 million which primarily reflected the receipt of $10.0 million from Endo in the first quarter of 2008 and receipt of the receivable for tenant improvement reimbursements for the Mountain View facility.
The net cash used in the nine months ended September 30, 2007 primarily reflects the net loss of $31.9 million, net of losses attributed to noncontrolling interests in Symphony Allegro, Inc. of $7.7 million, deprecation of $2.9 million and non-cash share-based compensation expense of $2.0 million. Cash flows from operations in 2007 were also impacted by the increase in prepaid expenses and other current assets of $5.0 million, increases in deferred rent of $13.3 million, primarily as a result of tenant improvement reimbursements from our landlord, an increase in accounts payable of $1.7 million and accrued clinical and other accrued liabilities of $0.7 million resulted in reducing cash use from operations.
Cash Flows from Investing Activities Net cash provided by (used in) investing activities was $15.4 million and ($16.7) million during the nine months ended September 30, 2008 and 2007, respectively. Investing activities consist primarily of purchases and sales of marketable securities and capital purchases. During the nine months ended September 30, 2008, we had purchases of marketable securities, net of maturities of $4.5 million, and purchases of property and equipment of $2.2 million, consisting primarily of tenant improvements for our Mountain View facility, and maturities of available-for-sale securities held by Symphony Allegro of $12.9 million.
During the nine months ended September 30, 2007, we had maturities of marketable securities, net of purchases, of $9.4 million, and purchases of property and equipment of $15.0 million, consisting primarily of tenant improvements of our Mountain View facility, and maturities of available for-sale securities held by Symphony Allegro of $7.7 million.
Cash Flows from Financing Activities Net cash provided by financing activities was $7.4 million and $68.9 million during the nine months ended September 30, 2008 and 2007, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net proceeds from our equipment financing agreements. In March 2008 we issued 1,250,000 shares of common stock and a warrant to purchase 375,000 shares of common stock in a private offering resulting in net proceeds of $9.8 million. In 2008, payments on our equipment financing obligations were $3.4 million. In the nine months ended September 30, 2007, we received net proceeds of $66.0 million, from the issuance of 6,900,000 shares of common stock from the public offerings of our common stock and we had proceeds from equipment financing arrangements, net of payments, were $1.9 million.
We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the funding available from Symphony Allegro, the funds available under our equity financing agreement with Azimuth, the proceeds from option exercises, and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations through the second quarter of 2010. The equity financing agreement with Azimuth provides that Azimuth is not required to purchase any shares at prices less than $5.00 per share. If we do not sell any shares to Azimuth, we believe that we will be able to maintain our currently planned operations through the third quarter of 2009. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying this estimate include:
•	expenditures related to continued preclinical and clinical development of our lead product candidates during this period within budgeted levels;

•	the timing and amount of payments from Symphony Allegro;

•	no unexpected costs related to the development of our manufacturing capability;

•	the hiring of a number of new employees at salary levels consistent with our estimates to support our continued growth during this period; and

•	the availability of funds, if any, under our equity financing agreement with Azimuth, which provides that Azimuth is not required to purchase shares at prices less than $5.00 per share.
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
The Company’s future contractual payments, net of sublease income, including interest are as follows (in thousands):

	Operating	Equipment
	Lease	Financing
	Agreements	Obligations	Total
2008 — remaining 3 months	$912	$1,362	$2,274
2009	4,558	4,472	9,030
2010	5,016	2,037	7,053
2011	5,138	366	5,504
2012	5,263	—	5,263
Thereafter	25,711	—	25,711

Total	$46,598	$8,237	$54,835

On November 2, 2007, we entered into a supply agreement, with Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and us executed in October 2005. Under the terms of the supply agreement, Autoliv will develop a manufacturing line capable of producing 10 million chemical heat packages a year. We will pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the FDA of a NDA filed by us. If the agreement is terminated by either party, we will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the chemical heat packages. Upon payment by us, Autoliv will be required to transfer possession and ownership of such equipment and tooling to us. Each quarter, with assistance from Autoliv, we estimate the amount of work performed on the development of the manufacturing line and recognizes a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. As of September 30, 2008, we recorded a fixed asset and a non-current liability of $450,000 related to our commitment to Autoliv for the development of the manufacturing line. Autoliv has also agreed to manufacture, assemble and test the chemical heat packages solely for us in conformance with our specifications. We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the supply agreement expires on December 31, 2012 and may be extended by written mutual consent.
On December 27, 2007, we entered into a license agreement with Endo. Pursuant to the license agreement, Endo obtained a license to develop and commercialize AZ-003 (Staccato fentanyl) in North America and to obtain a supply of AZ-003 from us. Endo is responsible for regulatory, pre-clinical and clinical development, and for commercializing the product. We are responsible for the development of the Staccato Electric Multiple Dose commercial device and we have the exclusive right to manufacture the product for clinical development and commercial supply. Both Alexza and Endo will be responsible for all internal costs and expenses incurred related to their area of responsibility. We have agreed to pay certain external development costs incurred by Endo in excess of an agreed upon threshold, with a maximum expense to us of $20 million.
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
Effective January 1, 2008, we adopted Emerging Issues Task Force ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The adoption of provisions of EITF 07-3 did not have a material impact on our financial position, results of operations or cash flows.
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
See Note 4 to the consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding the SFAS 123R disclosures.
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

Under FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46R, a variable interest entity, or VIE, is (1) an entity that has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or (2) an entity that has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or do not receive the expected residual returns of the entity. FIN 46R requires a VIE to be consolidated by the party that is deemed to be the primary beneficiary, which is the party that has exposure to a majority of the potential variability in the VIE’s outcomes. The application of FIN 46R to a given arrangement requires significant management judgment.
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
Losses incurred by Allegro are charged to the noncontrolling interest until that balance has been reduced to zero, at which point our net loss will be increased for the research and development expenses incurred subsequent to that date. Net losses incurred by Allegro and charged to the noncontrolling interest were $15.7 million and $7.7 million for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, the noncontrolling interest balance was $8.2 million. As of September 30, 2008, the investments held by Allegro were $26.5 million, which we expect to spend through the term of the collaboration in 2011.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 5, or SFAS 160. SFAS 160 will require that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet. SFAS 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, as well as requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160 on our financial position, results of operations and cash flows.
If the remaining noncontrolling interest is reduced to zero prior to the Company’s adoption of SFAS No. 160, the Company will be required to absorb the losses of Allegro. Furthermore, if the purchase option expires unexercised, we would then be required to deconsolidate Allegro. That potential deconsolidation would not be expected to impact our earnings because the carrying value of the net assets of Allegro would be expected to be zero.

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
Autoliv ASP, Inc.
On November 2, 2007, we entered into a supply agreement, with Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and us executed in October 2005. Under the terms of the supply agreement, Autoliv will develop a manufacturing line capable of producing 10 million chemical heat packages a year. We will pay Autoliv $12 million upon the date that is the earlier of December 31, 2011, 60 days after the approval by the FDA of a NDA filed by us, or 60 days after termination of the supply agreement by us or Autoliv, such date herein called the purchase date. If the supply agreement is terminated by either party, prior to December 31, 2011 or 60 days after the approval by the FED of a NDA filed by us, we will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the chemical heat packages. Upon payment by us, Autoliv will be required to transfer possession and ownership of such equipment and tooling to the Company. Each quarter, with assistance from Autoliv, we estimate the amount of work performed on the development of the manufacturing line and recognize a portion of the total payment related to the manufacturing line as a capital asset and a corresponding liability.
Revenue Recognition
We recognize revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, or SAB 101, as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13. or SAB 104.
In determining the accounting for collaboration agreements, we follow the provisions of Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. EITF 00-21 provides guidance on whether an arrangement involves multiple revenue-generating deliverables that should be accounted for as a single unit of accounting or divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the arrangement represents a single unit of accounting, the revenue recognition policy and the performance obligation period must be determined (if not already contractually defined) for the entire arrangement. If the arrangement represents separate units of accounting according to the EITF’s separation criteria, a revenue recognition policy must be determined for each unit.
Revenues for non-refundable upfront license fee payments will be recognized on a straight line basis as collaboration revenue over the estimated performance period. The Company recorded the $10 million upfront fee paid by Endo as deferred revenue and began to recognize this revenue in the third quarter of 2008. The revenue will be amortized over the estimated performance period of six years. To date, we have recognized $69,000 in revenue in connection with the Endo upfront fee.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and investments held by Symphony Allegro. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of September 30, 2008, we had cash, cash equivalents and marketable securities of $51.4 million and investments held by Symphony Allegro of $26.5 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. In each of the last four quarters, we performed a review of our investment portfolio and believe we have minimal exposure related to mortgage and other asset backed securities and no exposure to auction rate securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of September 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $43.4 million for the nine months ended September 30, 2008 and $45.1 million, $41.8 million, and $32.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of September 30, 2008, we had a deficit accumulated during development stage of $207.5 million. We expect our expenses to increase as we expand our product candidate and manufacturing development programs and add sales and marketing personnel and the necessary infrastructure to support operating as a public company. As a result, we expect to incur substantial and increasing net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, capital lease and equipment financing and government grants. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth, if any, of our revenues. Revenues from strategic partnerships are uncertain because we may not enter into any additional strategic partnerships. We began to recognize revenues from our partnership with Endo in the third quarter of 2008, however we do not expect to recognize any product or grant revenues in 2008 or 2009. If we are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.
We are a development stage company. Our success depends substantially on our lead product candidates. If we do not develop commercially successful products, we may be forced to cease operations.
You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not completed clinical development for any of our product candidates. Each of our product candidates is at an early stage of development and will be unsuccessful if it:
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
We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the funding available from Symphony Allegro, the funds available under our equity financing agreement with Azimuth, the proceeds from option exercises, and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations through the second quarter of 2010. The equity financing agreement with Azimuth provides that Azimuth is not required to purchase any shares at prices less than $5.00 per share. If we do not sell any shares to Azimuth, we believe that we will be able to maintain our currently planned operations through the third quarter of 2009. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying this estimate include:
•	expenditures related to continued preclinical and clinical development of our lead product candidates during this period within budgeted levels;

•	the timing and amount of payments from Symphony Allegro;

•	no unexpected costs related to the development of our manufacturing capability;

•	the hiring of a number of new employees at salary levels consistent with our estimates to support our continued growth during this period; and

•	the availability of funds, if any, under our equity financing agreement with Azimuth, which provides that Azimuth is not required to purchase shares at prices less than $5.00 per share.
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
Continuing development of our single dose version device may delay regulatory submissions and marketing approval for AZ-004
Our clinical studies to date for our AZ-004, AZ-001, AZ-104, AZ-002 and AZ-007 product candidates have been completed using a version of our single dose Staccato device we refer to as the chemical single dose, or CSD, device. We are developing a version of the CSD which is intended to cost less to manufacture and is more scalable than the current version of CSD. We refer to the newer version of this single dose device as the commercial production device, or CPD, version. The CPD incorporates the same basic chemical heat package and electronics as the CSD. We are conducting a bioequivalence study in normal volunteers using the CSD and the CPD versions of the device to determine if the drug dose dispensed by the two devices is bioequivalent. If the results of the planned bioequivalence study and the available analytical data do not support the bioequivalency, or if the FDA or foreign regulatory authorities determine the CPD is unacceptable for any other reason, we may be required to conduct an additional Phase 3 clinical trial for AZ-004 with the CPD version of the device. Conducting an additional Phase 3 clinical trial could delay the filing of an NDA which could also delay any potential marketing approval in the United States.
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
The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and rules enacted and proposed by the SEC and by the Nasdaq Global Market, will result in increased costs to us as we continue to undertake efforts to comply with rules and respond to the requirements applicable to public companies. The rules make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage as compared to the polices previously available to public companies. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
3.5	Amended and Restated Certificate of Incorporation. (1)

3.6	Amended and Restated Bylaws. (1)

3.7	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

10.2	Form of Director/Officer Indemnity Agreement entered into between the Company and each of its directors and officers. (3)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K/A filed on April 10, 2007.

(3)	Incorporated by reference to the exhibit to our Current Report on Form 8-K filed on July 14, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alexza Pharmaceuticals, Inc. (Registrant)
November 6, 2008	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

November 6, 2008	/s/ August J. Moretti
August J. Moretti
Senior Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)

Exhibit Index
3.5	Amended and Restated Certificate of Incorporation. (1)

3.6	Amended and Restated Bylaws. (1)

3.7	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

10.2	Form of Director/Officer Indemnity Agreement entered into between the Company and each of its directors and officers. (3)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to the exhibit to our Annual Report on Form 10-K/A filed on April 10, 2007.

(3)	Incorporated by reference to the exhibit to our Current report on Form 8-K filed on July 14, 2008.