Form 10-K
period 2008-12-31
Alexza Pharmaceuticals Inc.
filed 2009-03-10
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

For Annual and Transition Reports Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-51820

Alexza Pharmaceuticals, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0567768
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $98,980,416 based on the closing sale price of the Registrant’s common stock on The NASDAQ Global Market on June 30, 2008. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of February 28, 2009 was 32,973,951.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding the following: the prospects of us receiving approval to market AZ-004, our anticipated timing for filing or receiving approval for our New Drug Application for AZ-004, the implications of interim or final results of our clinical trials, the progress and timing of our research programs, including clinical testing, our anticipated timing for filing additional Investigational New Drug Applications with the United States Food and Drug Administration, the initiation or completion of Phase 1, Phase 2 or Phase 3 clinical testing for our product candidates, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our website.

Item 1.	Business

We are a pharmaceutical development company focused on the research, development, and commercialization of novel proprietary products for the acute treatment of central nervous system, or CNS, conditions. All of our product candidates are based on our proprietary technology, the Staccato system. The Staccato system, vaporizes an excipient-free drug to form a condensation aerosol that, when inhaled, allows for rapid systemic drug delivery. Because of the particle size of the aerosol, the drug is quickly absorbed through the deep lung into the bloodstream, providing speed of therapeutic onset that is comparable to intravenous, or IV, administration but with greater ease, patient comfort and convenience. We currently have six product candidates in various stages of clinical development, ranging from Phase 1 through late-stage Phase 3. In 2009, our focus will be on the continued rapid development of AZ-004.

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

Our clinical-stage product candidates are:

•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the acute treatment of agitation in patients with schizophrenia or bipolar disorder. We project a new drug application, or NDA, submission in the first quarter of 2010.

In December 2008, we announced positive results from the second of our two Phase 3 clinical trials of AZ-004. This trial enrolled 314 acutely-agitated patients with bipolar I disorder at 17 U.S. clinical centers. The trial was designed as an in-clinic, multi-center, randomized, double-blind, placebo-controlled study, and tested AZ-004 at two dose levels, 5 mg and 10 mg. Patients were eligible to receive up to 3 doses of study drug in a 24-hour period, depending on their clinical status. Only one dose of study drug was allowed during the first 2 hours of the study period. Patients eligible for the study included those who were admitted through an emergency department and those who were already in-patients in a hospital setting, as long as they had acute agitation at the time of patient randomization. This study was the first AZ-004 study enrolling bipolar disorder patients. The primary endpoint for the study was a reduction of agitation, measured as the change from baseline in the PANSS, or Positive and Negative Symptom Scale, Excited Component Score, also known as the PEC score, measured at 2 hours after the first dose. The key secondary endpoint was the Clinical Global Impression-Improvement, or CGI-I, score, measured at 2 hours after the first dose. Both the 5 mg and 10 mg doses of AZ-004 met these primary and secondary endpoints. All results were considered statistically significant at the p < 0.05 level, as compared to placebo, and all statistical analyses were made on an intent-to-treat basis. The 10 mg dose of AZ-004 exhibited a rapid onset of effect, with statistically significant reduction in agitation at 10 minutes post-dose, the first time point measure in the study. The reduction of agitation was generally sustained through the 24-hour study period. Various additional assessments of a patient’s agitation state were conducted at serial time points using the PEC score over the first 4-hour post-dose time period, with follow-up assessments at the end of the 24-hour study period. Side effects were recorded for each patient throughout the clinical trial period. The administration of AZ-004 was generally safe and well tolerated. The most common side effect, and the only side effect reported by at least 10% of the patients in any treatment group, was taste. This side effect was rated as mild in all patients.

In September 2008, we announced positive results from the first of our two Phase 3 clinical trials of AZ-004. This trial enrolled 344 acutely-agitated schizophrenic patients at 24 U.S. clinical centers. The trial was designed as an in-clinic, multi-center, randomized, double-blind, placebo-controlled study and tested AZ-004 at two dose levels, 5 mg and 10 mg. Patients were eligible to receive up to 3 doses of study drug in a 24-hour period, depending on their clinical status. The primary endpoint for the study was the change from baseline in the PEC score, measured at 2 hours after the first dose. The key secondary endpoint was the CGI-I score, measured at 2 hours after the first dose. Both the 5 mg and 10 mg doses of AZ-004 met the primary and secondary endpoints. All results were considered statistically significant at the p < 0.05 level, as compared to placebo, and all statistical analyses were made on an intent-to-treat basis. The 10 mg dose of AZ-004 exhibited a rapid onset of effect, with statistically significant reductions in agitation at 10 minutes post-dose. The reduction of agitation was generally sustained through the 24-hour study period. Various additional assessments of a patient’s agitation state were conducted at serial time points using the PEC scale over the first 4-hour post-dose time period, with follow-up assessments at the end of the 24-hour study period. Side effects were recorded for each patient throughout the clinical trial period. The administration of AZ-004 was generally safe and well tolerated. The most common side effects, reported by at least 10% of the patients in any treatment group, were taste, dizziness, sedation and headache. These side effects were generally mild to moderate in severity.

We have completed five clinical trials with AZ-004, enrolling more than 800 patients, and have announced positive results from these studies. In addition to the two Phase 3 studies outlined above, these trials consist of a 50 subject Phase 1 study in healthy volunteers, a 129 patient Phase 2 study in acutely-agitated schizophrenic patients, and a 32 patient multiple-dose tolerability and pharmacokinetic study in non-agitated schizophrenic patients. We completed an end-of-Phase 2 meeting with the FDA for AZ-004 in September 2007, and we believe we have a clear understanding of the development requirements for filing an NDA for AZ-004.

AZ-004 has been licensed to Symphony Allegro, Inc., or Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-104 (Staccato loxapine). We are developing AZ-104 to treat patients suffering from acute migraine headaches. AZ-104 is a lower-dose version of AZ-004. AZ-104 has completed a Phase 2a in-clinic study in migraine patients. In January 2009, we initiated an outpatient, multi-center, randomized, double-blind, single-dose, placebo-controlled study intended to enroll 360 patients who have migraines, with or without aura. Two dose levels of AZ-104 are being evaluated in the clinical trial, 1.25mg and 2.5 mg. The primary efficacy endpoint for the trial is headache pain relief at 2 hours post-dose, using the standard IHS 4-point rating scale. Secondary efficacy endpoints for the trial include pain relief and other symptom assessments at various time points. Safety evaluations will also be made throughout the clinical trial period.

AZ-104 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-001 (Staccato prochlorperazine). We are developing AZ-001 to treat patients suffering from acute migraine headaches. During the third quarter of 2008, we conducted an end-of-Phase 2 meeting with the FDA. We believe we have a clear understanding of the development requirements for filing an NDA for this product candidate. We have completed four clinical trials with AZ-001, enrolling 629 patients, and have announced positive results from these studies. These studies consist of a 54 subject Phase 1 study in healthy volunteers, a 75 patient Phase 2a in-clinic study in migraine patients, a 452 patient Phase 2b study in outpatient migraine patients and a 48 subject thorough QT study in healthy volunteers. We do not intend to conduct any AZ-001 Phase 3 studies without a partner, and we are continuing to seek partners for our Staccato migraine product candidates, AZ-001 and AZ-104.

•	AZ-007 (Staccato zaleplon). We are developing AZ-007 for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. We have completed and announced positive results from a Phase 1 clinical trial of AZ-007. We do not intend to conduct any AZ-007 Phase 2 studies without a partner in 2009.

•	AZ-003 (Staccato fentanyl). We are developing AZ-003 for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes. We have completed and announced positive results from a Phase 1 clinical trial of AZ-003 in opioid naïve healthy subjects.

In December 2007, we entered into a license, development and supply agreement, or the license agreement, with Endo Pharmaceuticals, Inc, or Endo, for AZ-003 and the fentanyl class of molecules for North America. Under the terms of the license agreement, Endo paid us an upfront fee of $10 million, and was obligated to pay potential additional milestone payments of up to $40 million upon achievement of predetermined regulatory and clinical milestones. Endo was also obligated to pay undisclosed royalties to us on net sales of the product, from which we would be required to pay for the cost of goods for the manufacture of the commercial version of the product. Under the terms of the license agreement, we had the primary responsibility for the development and costs of the Staccato Electronic Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. Endo had the responsibility for future pre-clinical, clinical and regulatory development, and, if AZ-003 was approved for marketing, for commercializing the product in North America. In January 2009, we mutually agreed with Endo to terminate the license agreement with all rights to AZ-003 reverting back to us. We recorded the $10 million upfront fee we received from Endo in January 2008 as deferred revenue and began to recognize this revenue in the third quarter of 2008 over the estimated performance period of six years, resulting in revenue of $486,000 in 2008. Our obligations under the license agreement were fulfilled upon the termination of the agreement, and we will recognize the remaining deferred revenue in the first quarter of 2009. We do not expect to pursue the development of AZ-003 without a partner.

•	AZ-002 (Staccato alprazolam). AZ-002 has completed a Phase 1 clinical trial in 50 healthy volunteers and a Phase 2a proof-of-concept clinical trial for the treatment of panic attacks, an indication we are not planning to pursue. However, given the safety profile, the successful and reproducible delivery of alprazolam, and the IV-like pharmacological effect demonstrated to date, we and Symphony Allegro are assessing AZ-002 for other possible indications and renewed clinical development. AZ-002 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

In December 2006, we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004/AZ-104, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC, a wholly owned subsidiary of Symphony Holdings LLC, and its investors have invested $50 million to form Symphony Allegro to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these product candidates. We continue to be primarily responsible for the development of these product candidates in accordance with a development plan and related development budgets, and we have incurred and may continue to incur expenses that are not funded by Symphony Allegro. Pursuant to the agreements, we have received an exclusive purchase option that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Symphony Allegro, and reacquire the intellectual property rights that we licensed to Symphony Allegro. This purchase option is exercisable at predetermined prices between $92.5 million at March 1, 2009 and $122.5 million at December 1, 2010. The purchase option exercise price may be paid for in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the purchase option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will maintain exclusive rights to manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes. Pursuant to a warrant purchase agreement, we issued to Symphony Allegro Holdings, LLC a warrant with a five-year term to purchase 2,000,000 shares of our common stock at $9.91 per share, also paid a transaction structuring fee of $2.5 million, and reimbursed approximately $329,000 of Symphony Allegro transaction fees.

We have retained all other rights to our product candidates and the Staccato system. We are seeking a partner in the United States for our lead product candidate, AZ-004, and intend to retain co-promotion rights in the United States. We eventually plan to build a United States-based specialty sales force to commercialize our product candidates which are approved for marketing and which are intended for specialty pharmaceutical markets. We plan to enter into strategic partnerships with other companies to commercialize products that are intended for certain markets in the United States and for all of our product candidates in geographic territories outside the United States.

In March 2008, we obtained a committed equity line of credit under which we may sell, subject to certain limitations, up to $50 million of our registered common stock to Azimuth Opportunity, Ltd., or Azimuth, over a 24-month period. We are not obligated to utilize any of the $50 million equity line of credit. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this equity line of credit, subject to certain conditions. When and if we elect to use the equity line of credit, we will issue shares to Azimuth at a discount between 4.15% and 6.00% to the volume weighted average price of our common stock over a preceding period of trading days. Azimuth is not required to purchase any shares at a price below $5.00 per share. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission, or the SEC, on April 16, 2007. We have not sold any shares under this agreement as of December 31, 2008.

In March 2008, we sold 1,250,000 shares of our registered common stock to Biomedical Sciences Investment Fund Pte. Ltd, or Bio*One, at a price of $8.00 per share and issued a warrant to Bio*One to purchase up to $3 million of additional shares of our common stock at an exercise price of $8.00 per share. The agreement contained certain conditions, pursuant to which Bio*One was eligible to receive 135,041 additional shares of our registered common stock and an adjustment to the exercise price of the warrant, which would adjust the effective purchase price paid or payable by Bio*One to $7.22 per share. We did not meet these conditions, and in January 2009 we issued Bio*One 135,041 additional registered shares of our common stock and the warrant’s exercise price was automatically adjusted to give Bio*One the right to purchase 415,522 shares at a $7.22 per share exercise price. In addition, we committed to initiate and maintain manufacturing operations in Singapore. The warrant became exercisable only if we terminated operations in Singapore or did not achieve certain performance milestones. In December 2008, we did not achieve a specified performance milestone, at which time the warrant became fully exercisable. All securities sold to Bio*One were sold pursuant to a shelf registration statement declared effective by the SEC on April 16, 2007.

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

Five of our product candidates, AZ-004, AZ-001, AZ-002, AZ-104 and AZ-007, use the same disposable, single dose delivery device. The single dose delivery device consists of a metal substrate that is chemically heated through a battery-initiated reaction of energetic materials. In the current design, the heat package can be coated with up to 10 milligrams of API. The device is portable and easy to carry, with dimensions of approximately three inches in length, two inches in width, and one inch in thickness. The device weighs approximately one ounce. A diagram of the single dose delivery device is shown below:

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

Our Pipeline

As indicated below, we have one product candidate that is in late-stage Phase 3 clinical testing, one product candidate that has completed Phase 2 clinical testing, two product candidates in Phase 2 clinical testing, and two product candidates that have completed Phase 1 clinical testing.

Alexza
Commercial
Product Candidate	API	Target Indication	Status	Rights

AZ-004	Loxapine	Acute agitation in schizophrenia or bi-polar disorder patients	Completed pivotal Phase 3 studies	Out-licensed with exclusive repurchase option*
AZ-104	Loxapine	Migraine headaches	Phase 2 on-going	Out-licensed with exclusive repurchase option*
AZ-001	Prochlorperazine	Migraine headaches	Phase 2 completed	Worldwide
AZ-007	Zaleplon	Insomnia	Phase 1 completed	Worldwide
AZ-003	Fentanyl	Acute pain	Phase 1 completed	Worldwide
AZ-002	Alprazolam	Panic attacks	Phase 2 on-going	Out-licensed with exclusive repurchase option*

*	Licensed to Symphony Allegro

ACUTE AGITATION PROGRAM: AZ-004 (Staccato loxapine)

We are developing AZ-004 (Staccato loxapine) for the acute treatment of agitation in patients with schizophrenia or patients with bipolar disorder. Acute agitation affects many people suffering from major psychiatric disorders, including schizophrenia, which affects approximately 2.4 million adults in the United States, and bipolar disorder, which affects approximately 5.7 million adults in the United States. More than 90% of these patients will experience agitation in their lifetime.

Agitation generally manifests as an escalating series of symptoms. Patients initially feel uncomfortable, tense and restless, and as the agitation intensifies, their behavior becomes more noticeable to others as they become threatening and violent, especially if the agitation is not treated. While patients seek treatment at different points along this agitation continuum, it is individuals exhibiting the most severe symptoms who generally require treatment with injectable drugs in emergency clinical settings — that currently define the acute agitation market. We believe the therapeutic market for agitation is broader than only the limited perspective of patients in crisis, who are in need of rescue intervention.

Our market research indicates that only approximately 50% of treated acute agitation episodes are treated in emergency settings. Another approximately 35% of the treated agitation episodes suffered by schizophrenic and bipolar patients are treated in an inpatient setting (hospital and long-term residential settings), and approximately 15% are treated in a physician’s office.

Our market research studies with schizophrenia patient caregivers and bipolar patients indicate these patients, who currently experience acute agitation, average 11 — 12 episodes each year.

Agitation episodes are currently treated about 50% of the time with oral antipsychotics and about 50% of the time with intra-muscular, or IM, injections. Oral medications work relatively slowly, but are easy to administer, painless and are non-threatening to patients. IM injections have a faster onset of action and a higher predictability of drug effect, but because they are invasive and can be frightening to patients, IM injections are usually the treatment option of last-resort.

AZ-004 is an anti-agitation therapeutic that combines Alexza’s proprietary Staccato system with loxapine, a drug belonging to the class of compounds known generally as antipsychotics. Loxapine is currently approved in oral and injectable (intramuscular only) formulations in the United States for the management of the manifestations of schizophrenia. The Staccato system is a hand-held, chemically-heated, single-dose inhaler that delivers a pure drug aerosol to the highly vascularized tissues of the deep lung.

As an easy-to-use, patient-controlled, and highly reliable therapeutic that provides rapid relief, onset of effect was 10 minutes in two Phase 3 trials, we believe AZ-004 meets the three key treatment attributes for acute agitation specified in the American Association of Emergency Psychiatrists’ Expert Consensus Guidelines for the Treatment of Behavioral Emergencies: speed of onset, reliability of medication delivery and patient preference.

We believe that AZ-004, if approved, has the potential to change the treatment paradigm for acutely treating agitation, as the only product able to meet both patient desires for comfort and control, and the clinician goals of rapid and reliable control of an agitation episode.

Development Status

Clinical Trials Phase 3 Clinical Program

Phase 3 — Bipolar Patients

In December 2008, we announced the positive results of our second Phase 3 clinical trial of AZ-004. The clinical trial enrolled 314 acutely-agitated patients with bipolar I disorder at 17 U.S. clinical centers. The trial was designed as an in-clinic, multi-center, randomized, double-blind, placebo-controlled study and tested AZ-004 at two dose levels, 5 mg and 10 mg. Patients were eligible to receive up to 3 doses of study drug in a 24-hour period, depending on their clinical status. Only one dose of study drug was allowed during the first 2 hours of the study period. The primary endpoint for the study was the change from baseline in the PANSS, or Positive and Negative Symptom Scale, Excited Component score, also known as PEC score, measured at 2 hours after the first dose. The key secondary endpoint was the Clinical Global Impression-Improvement, or CGI-I, score, measured at 2 hours after the first dose. All results were considered statistically significant at the p < 0.05 level, as compared to placebo, and all statistical analyses were made on an intent-to-treat basis. Various additional assessments of a patient’s agitation state were conducted at serial time points using the PEC score over the first 4-hour post-dose time period, with follow-up assessments at the end of the 24-hour study period. Side effects were recorded for each patient throughout their 24-hour study period.

Primary Efficacy Endpoint.  Both the 5 mg and the 10 mg dose of AZ-004 met the primary endpoint of the clinical trial, showing a highly statistically significant improvement in the 2-hour post-dose PEC score, compared to placebo.

PEC Scores (Mean Values)

			p-Value for Change
Study Arm	Baseline	2-Hour Post-Dose	from Baseline vs. Placebo

10 mg AZ-004 (n=105)	17.3	8.3	< 0.0001
5 mg AZ-004 (n=104)	17.4	9.3	<0.0001
Placebo (n=105)	17.7	12.9	—

Key Secondary Efficacy Endpoint.  A Clinical Global Impression-Severity, or CGI-S, scale rating of agitation was completed at baseline for each patient, prior to AZ-004 administration, to ensure comparability across groups. The CGI-S scale ranges from 1 (normal) to 7 (among the most extremely agitated patients). Scores were similar across the three dose groups with a range of 4.0 to 4.1. In addition to the PEC score, the Clinical Global Impression-Improvement , or CGI-I, is another commonly used scale to measure the reduction of agitation in patients over time, normally following therapeutic treatment. The CGI-I standard scale ranges from 1 (very much improved) to 7 (very much worse). At the 2-hour post-dose time point, a CGI-I scale rating was completed for each patient, which was the key secondary endpoint of the study. Both the 10 mg and the 5 mg doses of AZ-004 showed statistically significant differences versus placebo in the CGI-I scores at the 2-hour post-dose time point.

CGI-I Scores (Mean Values)

Study Arm	2-Hour Post-Dose	p-Value

10 mg AZ-004 (n=105)	1.9	< 0.0001
5 mg AZ-004 (n=104)	2.1	< 0.0001
Placebo (n=105)	3.0	—

Additional Efficacy Endpoints.  The 10 mg dose of AZ-004 also exhibited a rapid onset of effect. At 10 minutes post-dose, the first assessment following dosing, the 10 mg dose showed a highly statistically significant improvement in the PEC score (p < 0.0001), compared to placebo. The 10 mg dose sustained this statistically significant improvement at all measurement time points throughout the 24-hour study period, compared to placebo. As pre-specified in the statistical analysis plan, the 5 mg dose was not statistically tested at the time points other than the 2-hour time point.

The duration of the clinical benefit of AZ-004, as measured by the need for additional study drug and /or rescue medication by the 4-hour time point, was significantly different between drug and placebo, and appeared to be dose related. Compared to the 64% of the placebo group that required more than one dose of the study drug and/or rescue medication, 40% of the 5mg group (p=0.0019) and only 25% of the 10mg group (p<0.0001) required more than one dose of study drug and/or rescue medication. A similar statistically significant pattern was evident for the 24-hour time point.

A responder analysis was conducted using the CGI-I scale. A responder was defined as having a CGI-I score at 2 hours after the first dose of either a 1 (very much improved) or 2 (much improved). Both the 5 mg (66% responders; p<0.0001) and 10 mg (74% responders; p < 0.0001) doses of AZ-004 were statistically superior to placebo (28% responders).

Safety Evaluations.  Side effects were recorded throughout the clinical trial period. The administration of AZ-004 was generally safe and well tolerated. The most common side effect, and the only side effect reported by at least 10% of the patients in any treatment group, was taste. This side effect was rated as mild in all patients.

Phase 3 Trial — Schizophrenic Patients

In September 2008, we announced the positive results of the first of our Phase 3 clinical trials of AZ-004. The clinical trial enrolled 344 schizophrenic patients with acute agitation at 24 U.S. clinical centers. The trial was designed as an in-clinic, multi-center, randomized, double-blind, placebo-controlled study and tested AZ-004 at two dose levels, 5 mg and 10 mg. Patients were eligible to receive up to 3 doses of study drug in a 24-hour period, depending on their clinical status. Only one dose of study drug was allowed during the first 2 hours of the study period. The primary endpoint for the study was the change from baseline in the PEC score, measured at 2 hours after the first dose. The key secondary endpoint was the CGI-I, score, measured at 2 hours after the first dose. All results were considered statistically significant at the p < 0.05 level, as compared to placebo, and all statistical analyses were made on an intent-to-treat basis. Various additional assessments of a patient’s agitation state were conducted at serial time points using the PEC scale over the first 4-hour post-dose time period, with follow-up assessments at the end of the 24-hour study period. Side effects were recorded for each patient throughout their 24-hour study period.

Primary Efficacy Endpoint.  Both the 5 mg and the 10 mg dose of AZ-004 met the primary endpoint of the clinical trial, showing a statistically significant improvement in the 2-hour post-dose PEC score, compared to placebo.

PEC Scores (Mean Values)

			p-Value for Change
Study Arm	Baseline	2-Hour Post-Dose	from Baseline vs. Placebo

10 mg AZ-004 (n=112)	17.6	9.0	< 0.0001
5 mg AZ-004 (n=116)	17.8	9.8	0.0004
Placebo (n=115)	17.4	11.8	—

Key Secondary Efficacy Endpoint.  A CGI-S, scale rating of agitation was completed at baseline for each patient, prior to AZ-004 administration, to ensure comparability across groups. The CGI-S scale ranges from 1 (normal) to 7 (among the most extremely agitated patients). Scores were similar across the three dose groups with a range of 3.9 to 4.1. In addition to the PEC score, the CGI-I is another commonly used scale to measure the reduction of agitation in patients over time, normally following therapeutic treatment. The CGI-I standard scale ranges from 1 (very much improved) to 7 (very much worse). At the 2-hour post-dose time point, a CGI-I scale rating was completed for each patient, which was the key secondary endpoint of the study. Both the 10 mg and the 5 mg doses of AZ-004 showed statistically significant differences versus placebo in the CGI-I scores at the 2-hour post-dose time point.

CGI-I Scores (Mean Values)

Study Arm	2-Hour Post-Dose	p-Value

10 mg AZ-004 (n=112)	2.1	< 0.0001
5 mg AZ-004 (n=115)	2.3	0.0015
Placebo (n=115)	2.8	—

Additional Efficacy Endpoints.  The 10 mg dose of AZ-004 also exhibited a rapid onset of effect. At 10 minutes post-dose, the 10 mg dose showed a statistically significant improvement in the PEC score (p < 0.0001), compared to placebo. The 10 mg dose sustained this statistically significant improvement at all measurement time points throughout the 24-hour study period, compared to placebo.

A dose response pattern for AZ-004 was also apparent, as measured by the need for a patient to require more than one dose of study drug by the 4-hour post-first dose time point. Compared to the 44% of the placebo group that required more than one dose of the study drug, only 25% of the 10 mg group (p = 0.0039) and 32% of the 5 mg group (p = 0.085) required more than one dose of study drug. A responder analysis was conducted using the CGI-I scale. A responder was defined as having a CGI-I score at 2 hours after the first dose of either a 1 (very much improved) or 2 (much improved). Both the 5 mg (57% responders; p = 0.0015) and 10 mg (67% responders; p < 0.0001) doses of AZ-004 were statistically superior to placebo (36% responders).

Safety Evaluations.  Side effects were recorded throughout the clinical trial period. The administration of AZ-004 was generally safe and well tolerated. The most common side effects, reported by at least 10% of the patients in any treatment group, were taste, dizziness, sedation and headache. These side effects were generally mild to moderate in severity.

Preclinical Studies

Loxapine has been approved for marketing in oral and injectable forms. There are publicly available safety pharmacology, systemic toxicology, carcinogenicity and reproductive toxicology data we will be able to use for our regulatory filings. Therefore, our preclinical development testing is primarily focused on assessing the local tolerability of inhaled loxapine. Our two preclinical inhalation toxicology studies with loxapine have indicated that it was generally well tolerated. We continue to generate the preclinical data that will be required to submit a New Drug Application, or NDA, for AZ-004, which we expect to file in early 2010.

Current Status

In January 2009, we consolidated our operations, with a primary focus on the continued rapid development of AZ-004. We have four supporting clinical studies to complete during 2009 for our AZ-004 NDA. We project that we will complete our clinical studies by the third quarter of 2009 and we project an NDA submission in the first quarter of 2010.

MIGRAINE HEADACHE PROGRAM: AZ-001 (Staccato prochlorperazine) and AZ-104 (Staccato loxapine)

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

Development Status

Regulatory Status

During the third quarter of 2008, we conducted an end-of-Phase 2 meeting with the FDA. We believe we have a clear understanding of the development requirements for filing an NDA for this product candidate.

Clinical Trials

In December 2007, we completed enrollment of a thorough QT clinical trial, in which two doses of AZ-001 (5 and 10 mg) were compared to active control and to placebo. The purpose of a thorough QT study is to determine a drug’s effect on cardiac rhythms. With approximately 40 subjects per study arm, we found that the active control, moxyfloxacin, produced a positive QT/QTc signal that verified the sensitivity of the clinical study. Neither of the doses of AZ-001 produced a QT/QTc prolongation that would suggest an increased risk of cardiac arrhythmia.

We reported initial results of a Phase 2b clinical trial in March 2007. The AZ-001 Phase 2b clinical trial was an outpatient, multi-center, randomized, double blind, placebo-controlled study. The study was designed to evaluate the treatment of a single migraine attack in each of approximately 400 migraine patients, with and without aura. In the trial, three doses of AZ-001 (5 mg, 7.5 mg and 10 mg doses) and placebo were tested, with 100 patients assigned to each treatment group. The primary efficacy endpoint for the trial was headache pain relief at 2-hours post-dose, as defined by the IHS 4-point headache pain rating scale. Secondary efficacy endpoints for the trial included various additional measurements of pain relief, as well as effects on nausea, vomiting, phonophobia and photophobia. The clinical trial study period was 24 hours post dosing for each patient. All results were considered statistically significant at the p < 0.05 level, as compared to placebo, and all statistical analyses were made on an intent-to-treat basis. Side effects were recorded throughout the clinical trial study period, and a safety evaluation was made at each patient’s closeout visit.

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

We believe duration of efficacy is an important consideration in developing migraine therapeutics. A commonly used measure of duration of efficacy is the sustained pain-free response, whereby a patient reports a pain-free score at the 2-hour post-dose time point and remains pain-free for the remainder of the study period (through 24 hours). The 10 mg and 7.5 mg doses of AZ-001 showed statistically-significant differences in sustained pain-free response, compared to placebo. Sustained pain-free outcomes through 24 hours were observed in 30.1% and 23.1% of patients in the 10 mg and 7.5 mg dose groups, respectively. The placebo group exhibited a sustained pain-free response in 10.2% of patients.

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

Safety Evaluations.  Side effects were recorded throughout the clinical trial study period, and a safety evaluation was made at each patient’s closeout visit. There were no serious adverse events reported during the trial. The most common side effects reported by at least 10% of the patients in any treatment group were, taste, throat irritation, cough, and somnolence. These side effects appeared to be dose related, with a lower incidence and severity of the side effects generally seen at the lower doses of AZ-001. These side effects were generally mild to moderate in severity.

Preclinical Studies

We have completed several preclinical studies of AZ-001 including inhalation toxicology studies in two animal species, cardiovascular and respiratory safety studies in one species, and in vitro and in vivo studies to assess potential gene mutations. In animal toxicology studies of prochlorperazine aerosols involving prolonged daily dosing, we detected changes to, and increases in the number of, the cells in the upper airway of the test animals. The terms for these changes and increases are “squamous metaplasia” and “hyperplasia,” respectively. We also observed lung inflammation in some animals. Squamous metaplasia and hyperplasia occurred at doses that were substantially greater than those administered in our human clinical trials. In subsequent toxicology studies of AZ-001 involving intermittent dosing, we detected lower incidence and severity of squamous metaplasia and hyperplasia in the upper airway of the test animals compared to the daily dosing results. No lung inflammation was observed with intermittent dosing. During the second quarter of 2008, we completed a 28-day repeat dose inhalation study in dogs. Consistent with previous findings in shorter-term and higher dose studies, we observed dose-related minimal to slight squamous metaplasia in the upper respiratory tract, primarily in the lining of the nasal passages, in all treated groups. These changes were partially reversible by the end of a 28-day post-treatment period. No lower respiratory tract or lung findings were reported. We do not expect to observe these events when AZ-001 is delivered intermittently and at proportionately lower doses in future toxicology studies. We continue to conduct toxicology and other preclinical studies, including preliminary studies to prepare for potentially required longer term carcinogenicity studies, to generate the preclinical data that will be required to submit an NDA for AZ-001.

AZ-104 (Staccato loxapine)

We are developing AZ-104 for the treatment of acute migraine headaches. The API of AZ-104 is loxapine, a generic drug belonging to the class of drugs known as antipsychotics. Loxapine is currently approved in oral and injectable (intramuscular only) formulations in the United States for the management of the manifestations of schizophrenia.

Development Status

Clinical Trials

Phase 2b Clinical Trial

In January 2009, we initiated an outpatient, multi-center, randomized, double-blind, single-dose, placebo-controlled study intended to enroll approximately 360 patients who have migraines, with or without aura. Three doses will be evaluated in the clinical trial, placebo and two doses of AZ-104 (1.25 mg and 2.5 mg). The primary efficacy endpoint for the trial is headache pain relief at 2 hours post-dose, using the standard IHS 4-point rating scale. Secondary efficacy endpoints for the trial include pain relief and other symptom assessments at various time points. Safety evaluations will also be made throughout the clinical trial period.

Phase 2a Clinical Trial

We completed enrollment of a Phase 2a proof-of-concept clinical trial for patients with migraine headache in December 2007 and reported initial results of this trial in March 2008. The Phase 2a clinical trial was an in-clinic, multi-center, randomized, double-blind, single-administration, placebo-controlled study in approximately 160 migraine patients with or without aura. Three doses of AZ-104 (1.25 mg, 2.5 mg and 5 mg) were evaluated against placebo in the clinical trial. Using the IHS 4-point rating scale, the primary efficacy endpoint was pain-relief response at 2 hours post-administration. Secondary efficacy endpoints for the trial included additional pain response assessments and other symptom assessments at various time points. Safety evaluations were made throughout the clinical trial period.

Primary Efficacy Endpoint.  AZ-104 met the primary efficacy endpoint of the clinical trial for two doses of the drug compared to placebo. All results were considered statistically significant at the p < 0.05 level, as compared to placebo, and all statistical analyses were made on an intent-to-treat basis. Statistically significant improvements in pain response were observed in 76.7% of patients at the 5 mg dose (p = 0.02), 79.1% of patients at the 2.5 mg dose (p = 0.01) and 67.4% of patients at the 1.25 mg dose (p = 0.18), compared to 51.3% of patients receiving placebo. Using survival analysis for pain relief response, all three dose groups were statistically superior (p < 0.05) to placebo during the 4-hour post-treatment time period that the patients remained in the clinic.

	Primary Efficacy Endpoint — Pain Relief at 2-Hous Post-Dose
		Patients
	Number of	Achieving	Percent Pain	p-value
Treatment	Patients	Pain Relief	Relief	vs. Placebo

Placebo	39	20	51.3%	na
1.25 mg	43	29	67.4%	0.18
2.5 mg	43	34	79.1%	0.01	*
5 mg	43	33	76.7%	0.02	*

*	Statistically significant results

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

Safety Evaluations.  Side effects were recorded throughout the clinical trial study period. There were no serious adverse events reported during the trial. The most common side effects, reported by at least 10% of the patients in any treatment group, were taste, somnolence, and fatigue. These side effects were generally mild to moderate in severity.

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

Although benzodiazepines have been the gold standard in treatment for sleep disorders for decades, issues with drug misuse and dependency are common and concerning. Other current treatments for insomnia include non-benzodiazepine GABA-A receptor agonists, which include Ambien (immediate release and controlled-release tablets), Sonata, and Lunesta, which have less abuse potential and side effects than classical benzodiazepines and can be used for longer term treatment. Patients and physicians surveyed suggest that current oral forms of these leading insomnia medications can take from 30-60 minutes to work, while promotions for insomnia medications cite 20-30 minutes. Compounds with a longer half-life that keep patients asleep longer, or those that are dosed in the middle of the night are also those that have residual side effects that can cause a ‘hangover’ feeling the next day.

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

Development Status

Clinical Studies

In April 2008, we announced positive results from a Phase 1 clinical trial of AZ-007. The AZ-007 Phase 1 clinical trial enrolled 40 healthy volunteers at a single U.S. clinical center. The purpose of this trial was to assess the safety, tolerability and pharmacokinetic parameters of a single dose of AZ-007. Using a double blind, randomized, dose-escalation trial design, 4 doses of AZ-007 (ranging from 0.5 to 4.0 mg) were compared to placebo.

AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak venous concentration, or Tmax, of 1.6 minutes. Zaleplon exposure was dose proportional across the 4 doses studied, as calculated by power analysis. Pharmacodynamics, measured as sedation assessed on a 100 mm visual-analog scale, showed onset of effect as early as 2 minutes after dosing with AZ-007.

The most common side effects, reported by at least 10% of the patients in any treatment group, were dizziness and somnolence. These side effects were generally mild to moderate in severity. This data indicated a rapid onset of effect, apparently directly related to the IV-like pharmacokinetics, and showed that AZ-007 was generally safe and well tolerated in this population of healthy volunteers

Preclinical Studies

Zaleplon, the active pharmaceutical ingredient in AZ-007, has been approved for marketing in oral form. There are publicly available safety pharmacology, systemic toxicology, carcinogenicity and reproductive toxicology data we will be able to use for our regulatory filings. Therefore, our preclinical development testing is primarily focused on assessing the local tolerability of inhaled zaleplon. Our two preclinical inhalation toxicology studies with zaleplon have indicated that it was generally well tolerated.

ACUTE PAIN PROGRAM: AZ-003 (Staccato fentanyl)

We are developing our product candidate AZ-003 (Staccato fentanyl) for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes. Based on our analysis of industry data and clinical literature, we believe over 25 million postoperative patients experience inadequate pain relief, despite receiving some form of pain management and, according to a three month study on cancer pain by Portenoy and Hagen (1990) and a cross-sectional study on cancer pain by Caraceni (2004), approximately 65% of patients diagnosed with cancer pain experience breakthrough cancer pain. A patient controlled analgesia, or PCA, IV pump is often used directly after surgery so the patient can achieve quick pain relief as needed. The PCA pump approach generally works well, but typically requires patients to remain in the hospital with an IV line in place. Physicians generally treat cancer pain using a combination of a chronic, long-acting drug and an acute or rapid acting drug for breakthrough pain. Treating a breakthrough pain episode with an oral medication is difficult due to the slow onset of therapeutic effect. However, patients usually also find more invasive, injectable treatments undesirable. Based on preclinical testing and the results of our Phase 1 clinical trial, we believe the PK of fentanyl delivered using a Staccato system will be similar to the PK of IV fentanyl administration. We believe many patients would benefit from a noninvasive but fast acting therapy that allows them to titrate the amount of pain medication to the amount of pain relief required.

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

Development Status

Clinical Studies

We completed the initial analysis of the top-line results of our Phase 1 clinical trial with AZ-003 in December 2006. The primary aims of the Phase 1 clinical trial were to evaluate the arterial PK and absolute bioavailability for AZ-003 by comparing the AZ-003 profile to that of IV fentanyl, and to examine the pharmacodynamics, tolerability and safety of AZ-003 in opioid naive healthy subjects. The trial enrolled 50 subjects and was conducted at a single clinical center in two stages. Stage 1 of the protocol was an open-label, crossover comparison of a 25 g dose of AZ-003 by a single inhalation and the same dose of fentanyl administered intravenously over five seconds. Stage 2 of the protocol was a randomized double-blind, placebo-controlled, dose escalation of AZ-003 evaluating cumulative doses of 50 g, 100 g, 150 g and 300 g of fentanyl. A 25 g individual dose of fentanyl was inhaled once in Stage 1, or 2, 4 or 6 times at 4 minute intervals for the first four different cohorts in Stage 2. A fifth cohort in Stage 2 received a 150 g dosing sequence starting at time zero and then a second 150 g dosing sequence starting at 60 minutes after the first dose, for a cumulative dose of 300 g. In addition to comprehensive PK sample collection, pharmacodynamic data were generated using pupillometry, a surrogate measure used to assess the functional activity of opioids.

The AZ-003 PK was substantially equivalent to the IV fentanyl PK, with similar peak plasma concentration, or Cmax, time to maximum plasma concentration, or Tmax, and area under the curve concentration, or AUC. These data suggest very high absolute bioavailability of the inhaled dose. Mean peak arterial plasma concentrations were observed within 30 seconds for both administration routes. In Stage 2 of the clinical trial, ascending doses of AZ-003 controlled by the Staccato device, exhibited dose-proportionality of fentanyl throughout the dosing range from 50 mcg to 300 mcg, following an AUC analysis. There were no serious adverse events attributable to AZ-003, and the results from the clinical study showed that AZ-003 was generally safe and well tolerated at all doses.

In October 2007, clinical data from the AZ-003 Phase 1 clinical trial were presented in four different presentations at the American Society of Anesthesiologists 2007 Annual Meeting, in San Francisco, California. The four presentations were entitled, “Pharmacokinetic Profiles of Fentanyl Delivered by Intravenous and Inhaled Thermal Aerosol Routes”, “Pharmacokinetic Profile of Multiple Doses of Fentanyl Delivered by Inhaled Thermal Aerosol Route”, “Pharmacodynamic Response to Fentanyl Delivered by Intravenous and Inhaled Thermal Aerosol Routes” and “Pharmacodynamic Response to Multiple Doses of Fentanyl Delivered by Inhaled Thermal Aerosol Route”. This clinical trial demonstrated that the pharmacokinetic profile of AZ-003 in a single breath offers a speed of onset and consistency equivalent to fentanyl administered intravenously over 5 seconds. This clinical trial also demonstrated that the pharmacodynamic profile of AZ-003 in a single breath was comparable to that of fentanyl administered by intravenous administration.

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

AZ-002 (Staccato alprazolam)

We were developing AZ-002 (Staccato alprazolam) for the acute treatment of panic attacks associated with panic disorder, a condition characterized by the frequent, unpredictable occurrence of panic attacks. The API of AZ-002 is alprazolam, a generic drug belonging to the class of drugs known as benzodiazepines. Alprazolam is currently approved in oral formulations in the United States for use in the management of anxiety disorder, for the short term relief of symptoms of anxiety, for anxiety associated with depression, and for the treatment of panic disorder with or without agoraphobia, or abnormal fear of being in public places.

Development Status

Clinical Trials

In June 2008, we released the preliminary results from our Phase 2a proof-of-concept clinical trial with AZ-002 in patients with panic disorder. The study did not meet its two primary endpoints, which were the effect of AZ-002 on the incidence of a doxapram-induced panic attack and the effect of AZ-002 on the duration of a doxapram-induced panic attack, both as compared with placebo. There were no serious adverse events in the clinical trial, and AZ-002 was safe and well tolerated in the study patient population.

The AZ-002 Phase 2a clinical trial was an in-clinic, randomized, double-blind, placebo-controlled proof-of-concept evaluation of patients with panic disorder. After an open-label pilot phase, 40 patients were enrolled at 3 U.S. clinical centers, with 20 patients receiving 1 mg AZ-002 and 20 patients receiving Staccato placebo. The primary aim of the clinical trial was to assess the safety and efficacy of a single dose of AZ-002 in treating a pharmacologically-induced panic attack. Two primary endpoints were prospectively defined for the study, one to assess the effect of treatment on the occurrence of a doxapram-induced panic attack of sufficient intensity and a second to assess the effect of treatment on the duration of the doxapram-induced panic attack. Data for these two endpoints were based on the Acute Panic Inventory, a commonly used 22-item self-report questionnaire designed to measure panic-like response to biological challenges or other stressful situations. After receiving training and baseline assessments, all patients in the double-blind phase of the study received a Staccato device (randomized to either 1 mg AZ-002 or placebo) and an intravenous administration of doxapram, a respiratory stimulant used to induce a simulated panic attack.

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

Product Candidate Selection

Since 2004, we have identified five compounds and have successfully filed six INDs for product candidates using our Staccato system. In 2009, our primary emphasis is on later stage clinical development of and seeking regulatory approval for our existing product candidates, particularly AZ-004, and not on new product candidate identification. However, we do believe our Staccato system is broadly applicable to a large number of medically important small molecule compounds that could be useful in the treatment of acute and intermittent conditions. Since our inception, we have undertaken technical feasibility screening of approximately 400 compounds, which has resulted in the identification of approximately 200 compounds that have demonstrated initial vaporization feasibility.

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

In January 2009, we consolidated our operations, with a primary focus on the continued rapid development of AZ-004. As our efforts will focus on the development of AZ-004, we do not anticipate moving any new product candidates into the clinic in 2009.

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

Licensing Collaborations

Symphony Allegro, Inc.

In December 2006, we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004/104, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC, a wholly owned subsidiary of Symphony Holdings LLC, and its investors have invested $50 million to form Symphony Allegro to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these product candidates. We continue to be primarily responsible for the development of these product candidates in accordance with a development plan and related development budgets, and we have incurred and may continue to incur expenses that are not funded by Symphony Allegro. Pursuant to the agreements, we received an exclusive purchase option that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Symphony Allegro, and reacquire the intellectual property rights that we licensed to Symphony Allegro. This purchase option is exercisable at predetermined prices between $92.5 million at March 31, 2009 and $122.5 million at December 1, 2010. The purchase option exercise price may be paid for in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the purchase option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will maintain exclusive rights to manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes. We anticipate we may use a number of financing sources to finance the exercise price of the repurchase option, including but not limited to: issuing debt or equity securities directly to Symphony Allegro, selling debt or equity securities to investors, entering into a partnership agreement for AZ-004, AZ-002, or AZ-104 , and utilizing current cash and securities. We may be unsuccessful in seeking to raise capital to finance the exercise price of the repurchase option.

Endo Pharmaceuticals, Inc.

In December 2007, we entered into a license, development and supply agreement, or the license agreement, with Endo for AZ-003 and the fentanyl class of molecules for North America. Under the terms of the license agreement, Endo paid us an upfront fee of $10 million, and was obligated to pay potential additional milestone payments of up to $40 million upon achievement of predetermined regulatory and clinical milestones. Endo was also obligated to pay undisclosed royalties to us on net sales of the product, from which we would be required to pay for the cost of goods for the manufacture of the commercial version of the product. Under the terms of the license agreement, we had the primary responsibility for the development and costs of the Staccato Electronic Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. Endo had the responsibility for future pre-clinical, clinical and regulatory development, and, if AZ-003 was approved marketing, for commercializing the product in North America. In January 2009, we mutually agreed with Endo to terminate the license agreement, with all rights to AZ-003 reverting back to us. We recorded the $10 million upfront fee we received from Endo in January 2008 as deferred revenue and began to recognize this revenue in the third quarter of 2008 over the estimated performance period of six years, resulting in revenue of $486,000 in 2008. Our obligations under the license agreement were fulfilled upon the termination of the agreement, and we will recognize the remaining deferred revenue in the first quarter of 2009. We do not expect to pursue the development of AZ-003 without a partner.

Research and Development

Research and development expenditures made to advance our product candidates and other research efforts during the last three fiscal years ending December 31, 2008, 2007 and 2006, respectively were as follows (in thousands):

	Year Ended December 31,
Preclinical and Clinical Development:	2008	2007	2006

AZ-004/104	$26,789	$15,524	$6,073
AZ-003	17,070	1,474	3,687
AZ-001	1,151	8,163	9,535
AZ-002	1,898	3,795	3,094
AZ-007	1,773	8,214	2,384
Other preclinical programs	—	—	3,243

Total preclinical and clinical development	48,681	37,170	28,016
Research	12,884	8,475	8,478

Total research and development	$61,565	$45,645	$36,494

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

In 2007, we completed a current good manufacturing practices, or cGMP, compliant pilot manufacturing facility in our new location in Mountain View, California. In November 2007, we received a pharmaceutical manufacturing license from the California State Food and Drug Branch for this facility. We believe this pilot manufacturing facility will have sufficient capacity to manufacture materials for toxicology studies and clinical trial materials for future clinical trials. We also believe that this facility may be sufficient to manufacture early commercial-scale batches of our products. In February 2008, we completed the move from Palo Alto to our new Mountain View facilities. In January 2009, we renewed our pharmaceutical manufacturing license from the California State Food and Drug Branch for our Mountain View facility. This new license is valid until January 31, 2011.

Product Commercialization

We have conducted a comprehensive strategic marketing review and developed our initial product launch strategy for our lead program, AZ-004, Staccato loxapine for the acute treatment of agitation in schizophrenic and bipolar patients. Based on this review, we believe that we will need a partner to initially address the United States market for this product candidate, but plan to also retain co-promotion rights in the United States for this product candidate. Eventually, we plan to build a United States specialty sales force to commercialize any of our product candidates that are approved and are intended for the specialty pharmaceutical type markets. We plan to enter into strategic partnerships with other companies to commercialize products that are intended for other markets in the United States and for all of our product candidates in geographic territories outside the United States.

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

As of February 1, 2009, we held over 230 issued and allowed U.S. and international patents. Most of our patents are directed to compositions for delivery of an aerosol comprising drugs other than our lead product candidates described below, and cover the process for producing these aerosols using the Staccato system. As of that date, we held over 34 additional pending patent applications in the United States. We also hold over 105 pending corresponding foreign patent applications or Patent Cooperation Treaty applications that will permit us to pursue additional patents outside of the United States. The claims in these various patents and patent applications are directed to various aspects of our drug delivery devices and their components, methods of using our devices, drug containing aerosol compositions and methods of making and using such compositions.

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

Employees

In January 2009, we consolidated our operations, with a primary focus on the continued rapid development of AZ-004 (Staccato loxapine). The restructuring included a workforce reduction of 52 employees, representing approximately 33% of our total workforce.

As of February 28, 2009, we had 111 full time employees, 18 of whom held Ph.D. or M.D. degrees and 82 of whom were engaged in full time research and development activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $58.5 million, $45.1 million, and $41.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, we had a deficit accumulated during development stage of $222.5 million. We expect our expenses to decrease in 2009 as a result of our reduction in force which we effected in January 2009; however, we expect to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, capital lease and equipment financing and government grants. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the level and rate of growth, if any, of our revenues. Revenues from strategic partnerships are uncertain because we may not enter into any additional strategic partnerships. We began to recognize revenues from our partnership with Endo in the third quarter of 2008, and we will recognize approximately $9.5 million in revenue in the first quarter of 2009 as a result of termination of the Endo agreement in January 2009. However we do not expect to recognize any product or grant revenues in 2009. If we are unable to develop and commercialize one or more of our product candidates or if sales revenue from any other product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities, and our manufacturing development and commercial manufacturing activities;

•	the amount and timing of payments from Symphony Allegro related to the development of Staccato alprazolam and Staccato loxapine;

•	the amount and timing of any payments to Symphony Allegro related to the repurchase of rights to Staccato alprazolam and Staccato loxapine;

•	our ability to draw on our equity line of credit with Azimuth;

•	the cost, timing and outcomes of regulatory proceedings;

•	the cost and timing of developing sales and marketing capabilities prior to receipt of any regulatory approval of our product candidates;

•	the cost and timing of developing manufacturing capacity;

•	revenues received from any future products;

•	payments received under any future strategic partnerships;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with commercializing our product candidates, if they receive regulatory approval.

We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, expected payments from Symphony Allegro, the proceeds from option exercises, and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations into the second quarter of 2010. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	we do not use our currently available funds to repurchase rights from Symphony Allegro;

•	expenditures related to continued preclinical and clinical development of our lead product candidates during this period within budgeted levels;

•	the timing and amount of payments from Symphony Allegro;

•	no unexpected costs related to the development of our manufacturing capability; and

•	no growth in the number of our employees during this period.

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

Unstable market conditions may have serious adverse consequences on our business.

The recent economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements until at least the second quarter of 2010, a radical economic downturn or increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. There is a risk that one or more of our current service providers, manufacturers and other partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

Unless our preclinical studies demonstrate the safety of our product candidates, we will not be able to commercialize our product candidates.

To obtain regulatory approval to market and sell any of our product candidates, we must satisfy the FDA and other regulatory authorities abroad, through extensive preclinical studies, that our product candidates are safe. Our Staccato system creates condensation aerosol from drug compounds, and there currently are no approved products that use a similar method of drug delivery. Companies developing other inhalation products have not defined or successfully completed the types of preclinical studies we believe will be required for submission to regulatory authorities as we seek approval to conduct our clinical trials. We may not conduct the types of preclinical testing eventually required by regulatory authorities, or the preclinical tests may indicate that our product candidates are not safe for use in humans. Preclinical testing is expensive, can take many years and have an uncertain outcome. In addition, success in initial preclinical testing does not ensure that later preclinical testing will be successful. We may experience numerous unforeseen events during, or as a result of, the preclinical testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:

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

In our daily dosing animal toxicology studies of prochlorperazine, the active pharmaceutical ingredient, or API, in AZ-001, we detected changes to, and increases of, the cells in the upper airway of the test animals. The terms for these changes and increases are “squamous metaplasia” and “hyperplasia,” respectively. We also observed lung inflammation in some animals. These findings occurred in daily dosing studies at doses that were proportionately substantially greater than any dose we expect to continue to develop or commercialize. In subsequent toxicology studies of AZ-001 involving intermittent dosing consistent with its intended use, we detected lower incidence and severity of the changes to, and increases of, the cells in the upper airway of the test animals compared to the daily dosing results. We did not observe any lung inflammation with intermittent dosing. During the second quarter of 2008, we completed a 28-day repeat dose inhalation study in dogs. Consistent with previous findings in shorter-term and higher dose studies, we observed dose-related minimal to slight squamous metaplasia in the upper respiratory tract, primarily in the lining of the nasal passages, in all treated groups. No lower respiratory tract or lung findings were reported. These findings suggest that the delivery of the pure drug compound of AZ-001 at the proportionately higher doses used in daily dosing toxicology studies may cause adverse consequences if we were to administer prochlorperazine chronically for prolonged periods of time. If we observe these findings in our clinical trials of AZ-001, it could prevent further development or commercialization of AZ-001.

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

Continuing development of our single dose version device may delay regulatory submissions and marketing approval for AZ-004

Our clinical studies to date for our AZ-004, AZ-001, AZ-104, AZ-002 and AZ-007 product candidates have been completed using a version of our single dose Staccato device we refer to as the chemical single dose, or CSD, device. We are developing a version of the CSD which is intended to cost less to manufacture and is more scalable than the current version of CSD. We refer to the newer version of this single dose device as the commercial production device, or CPD, version. The CPD incorporates the same basic chemical heat package and electronics as the CSD. We have conducted a bioequivalence study in normal volunteers using the CSD and the CPD versions of the device to determine if the drug dose dispensed by the two devices is bioequivalent. The FDA is reviewing the results of this study. If the FDA determines that the results of the bioequivalence study and the available analytical data do not support the bioequivalency, or if the FDA or foreign regulatory authorities determine the CPD is unacceptable for any other reason, we may be required to conduct additional clinical research for AZ-004 with the CPD version of the device. Conducting an additional Phase 3 clinical trial could delay the filing of an NDA which could also delay any potential marketing approval in the United States.

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

A key element of our business strategy is our intent to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates. In December 2006, we entered into such a development relationship with Symphony Allegro, and in December 2007 we entered into a strategic relationship with Endo Pharmaceuticals, Inc. for the development of AZ-003. In January 2009, we mutually agreed with Endo to terminate our agreement. We intend to enter into additional strategic partnerships with third parties to develop and commercialize our product candidates that are intended for larger markets, and we may enter into strategic partnerships for product candidates that are targeted toward specialty markets. To date, other than Symphony Allegro and Endo, we have not entered into any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate additional strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

If we enter into additional strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.

Due to our relationship with Symphony Allegro we are, and for any additional strategic partnerships with pharmaceutical or biotechnology companies we will be, subject to a number of risks, including:

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

In December 2006, we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of Staccato alprazolam, our AZ-002 program, and Staccato loxapine, our AZ-004 and AZ-104 programs. Pursuant to the agreements, Symphony Capital LLC and its investors have invested $50 million to form Symphony Allegro, to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these product candidates. As part of the arrangement, we received an option granting us the exclusive right, but not the obligation, to acquire the licensed programs at specified points in time at specified prices during the term of the development period through the acquisition of Symphony Allegro. The development programs under the arrangement are jointly managed by Symphony Allegro and us, and there can be no assurance that we will agree on various decisions that will enable us to successfully develop the potential products, or even if we are in agreement on the development plans, that the development efforts will result in sufficient clinical data to make a fully informed decision with respect to the exercise of our option. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will maintain exclusive rights to manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes.

If we elect to exercise the purchase option, we will be required to make a payment estimated to be between $92.5 million at March 31, 2009 and $122.5 million at December 1, 2010, which at our election may be paid partially in shares of our common stock. As a result, in order to exercise the option, we will be required to make a substantial payment of cash and possibly issue a substantial number of shares of our common stock. We do not currently have the resources to exercise the option, and we may be required to enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these, in order to exercise the option, even if we paid a portion of the purchase price with our common stock. There can be no assurance that any financing or licensing arrangement will be available or even if available, that the terms would be favorable to us and our stockholders. In addition, the exercise of the purchase option may require us to record a significant charge to earnings and may adversely impact future operating results.

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

In addition, administrative proceedings, such as interferences and reexaminations before the U.S. Patent and Trademark Office, could limit the scope of our patent rights. We may incur substantial costs and diversion of management and technical personnel as a result of our involvement in such proceedings. In particular, our patents and patent applications may be subject to interferences in which the priority of invention may be awarded to a third party. We do not know whether our patents and patent applications would be entitled to priority over patents or patent applications held by such a third party. Our issued patents may also be subject to reexamination proceedings. We do not know whether our patents would survive reexamination in light of new questions of patentability that may be raised following their issuance.

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

We anticipate that, if approved, AZ-004 would compete with the available intramuscular, or IM, injectable form and oral forms of loxapine and other forms of available antipsychotic drugs for the treatment of agitation.

We anticipate that, if approved, AZ-001 and AZ-104 would compete with currently marketed triptan drugs and with other migraine headache treatments, including intravenous, or IV, delivery of prochlorperazine, the API in AZ-001. In addition, we are aware of at least 15 product candidates in development for the treatment of migraines, including triptan products.

We anticipate that, if approved, AZ-003 would compete with some of the available forms of fentanyl, including injectable fentanyl, oral transmucosal fentanyl formulations and ionophoretic transdermal delivery of fentanyl. We are also aware of three fentanyl products under review by regulatory agencies either in the United States or abroad, and at least 19 products in Phase 3 clinical trial development for acute pain, seven of which are fentanyl products. There are two inhaled forms of fentanyl products that are in Phase 2 development. In addition, if approved, AZ-003 would compete with various generic opioid drugs, such as oxycodone, hydrocodone and morphine, or combination products including one or more of such drugs.

We anticipate that, if approved, AZ-007 would compete with non-benzodiazepine GABA-A receptor agonists, which include Ambien® (immediate release and controlled-release tablets), Sonata®, and Lunesta®. We are also aware of more than 10 generic versions of zolpidem (brand Ambien) oral tablets and one zaleplon (brand Sonata) that have been tentatively approved by the FDA, as well as at least five insomnia products that are under review by the FDA. Additionally, we are aware of three products in Phase 3 development for the treatment of insomnia.

We anticipate that, if approved, AZ-002 would compete with the oral tablet form of alprazolam and possibly intravenous and oral forms of other benzodiazepines.

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

We have conducted a comprehensive strategic marketing review and developed our initial launch strategy for our lead product candidate, AZ-004. We do not have a sales organization and have no experience in the sales and distribution of pharmaceutical products. There are risks involved with establishing our own sales capabilities and increasing our marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time consuming and could delay any product launch. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues are likely to be lower than if we market and sell any products that we develop ourselves.

We may establish our own specialty sales force and/or engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution systems to sell, market and distribute any future products. We may not be able to establish a specialty sales force or establish sales and distribution relationships on acceptable terms. Factors that may inhibit our efforts to commercialize any future products without strategic partners or licensees include:

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

Because the establishment of sales and marketing capabilities depends on the progress towards commercialization of our product candidates and because of the numerous risks and uncertainties involved with establishing our own sales and marketing capabilities, we are unable to predict when, if ever, we will establish our own sales and marketing capabilities. However, we do not anticipate establishing sales capabilities until at least 2010. If we are not able to partner with a third party and are unsuccessful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing our product candidates, which would adversely affect our business and financial condition.

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

Our common stock price has experienced large fluctuations since our initial public offering in March 2006. In addition, the trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to revenue ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:

•	actual or anticipated results and timing of our clinical trials;

•	actual or anticipated regulatory approvals of our product candidates or competing products;

•	changes in laws or regulations applicable to our product candidates;

•	changes in the expected or actual timing of our development programs, including delays or cancellations of clinical trials for our product candidates;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the life science and biotechnology industries;

•	changes in the market valuations of other life science or biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	sales of our common stock (or other securities) by us, including sales under our equity line of credit arrangement with Azimuth; and

•	sales and distributions of our common stock by our stockholders.

In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder files a securities class action suit against us, we would incur substantial legal fees, and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.

If we sell shares of our common stock under our equity line of credit or in other future financings, existing common stock holders will experience immediate dilution and, as a result, our stock price may go down.

We will need to raise additional capital to fund our operations, to develop our product candidates, to develop our manufacturing capabilities and to repurchase rights from Symphony Allegro. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in March 2008, we entered into a common stock purchase agreement with Azimuth, or the purchase agreement, which provides that, upon the terms and subject to the conditions set forth in the purchase agreement, Azimuth is committed to purchase up to $50 million of our common stock at times and in amounts determined by us. Our existing common stockholders will experience immediate dilution upon the purchase of any shares of our common stock by Azimuth pursuant to the purchase agreement.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease two buildings with an aggregate of 106,894 square feet of manufacturing, office, and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. We currently occupy 87,560 square feet of these facilities and sublease the remaining 19,334 square feet. The lease for both facilities expires on March 31, 2018, and we have two options to extend the lease for five years each. Our sublease agreement expires on April 30, 2009. We believe that the Mountain View facilities are sufficient for our office, manufacturing and laboratory needs for at least the next three years.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the symbol “ALXA.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock.

2008	High	Low

First Quarter	$8.16	$5.76
Second Quarter	7.55	3.75
Third Quarter	6.20	3.85
Fourth Quarter	4.91	1.16

2007	High	Low

First Quarter	$15.80	$8.52
Second Quarter	12.80	7.86
Third Quarter	10.10	7.11
Fourth Quarter	9.72	7.00

As of December 31, 2008, there were 171 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception, and we do not anticipate paying any in the foreseeable future.

Item 5B.	Use of Proceeds from the Sale of Registered Securities

None

Item 5C.	Treasury Stock

None

Item 6.	Selected Financial Data

The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included elsewhere herein.

						Period from
						December 19,
						2000
						(Inception) to
	Year Ended December 31,					December 31,
	2008	2007	2006	2005	2004	2008
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue	$486	$—	$1,028	$2,230	$2,436	$7,431
Operating expenses:
Research and development(1)	61,565	45,645	36,494	26,235	15,147	204,683
General and administrative(1)	17,641	14,888	9,969	9,654	4,155	62,704
Acquired in-process research and development	—	—	—	—	—	3,916

Total operating expenses(1)	79,206	60,533	46,463	35,889	19,302	271,303

Loss from operations	(78,720)	(60,533)	(45,435)	(33,659)	(16,866)	(263,872)
Interest and other income and interest expense, net	1,679	4,623	1,909	1,257	241	10,225

Loss before noncontrolling interest in Symphony Allegro, Inc.	(77,041)	(55,910)	(43,526)	(32,402)	(16,625)	(253,647)
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	18,591	10,791	1,720	—	—	31,102

Net loss	$(58,450)	$(45,119)	$(41,806)	$(32,402)	$(16,625)	$(222,545)

Basic and diluted net loss per common share	$(1.81)	$(1.58)	$(2.13)	$(18.98)	$(11.41)

Shares used to compute basic and diluted net loss per common share	32,297	28,605	19,584	1,707	1,457

(1)	Includes stock-based compensation as follows:

						Period from
						December 19,
						2000
						(Inception) to
	Year Ended December 31,					December 31,
	2008	2007	2006	2005	2004	2008
	(In thousands)

Research and development	$2,926	$1,885	$1,770	$167	$59	$6,852
General and administrative	2,520	1,531	447	874	—	5,372

Total	$5,446	$3,416	$2,217	$1,041	$59	$12,224

During the year ended December 31, 2005, we recorded compensation expense in relation to the extinguishment of officer notes receivable, representing $875,000 of research and development expense and $3.1 million of general and administrative expense.

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$37,556	$69,391	$42,623	$38,369	$62,294
Investments held by Symphony Allegro, Inc.	21,318	39,449	49,956	—	—
Working capital	42,771	106,092	79,649	30,760	60,027
Total assets	84,635	149,125	105,766	47,405	69,280
Noncurrent portion of equipment financing obligations	2,515	6,317	5,865	5,155	1,840
Convertible preferred stock	—	—	—	107,194	107,194
Deficit accumulated during development stage	(222,545)	(164,095)	(118,976)	(77,170)	(44,768)
Total stockholders’ equity (deficit)	33,693	75,991	49,774	(74,385)	(43,396)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a pharmaceutical development company focused on the research, development, and commercialization of novel proprietary products for the acute treatment of central nervous system, or CNS, conditions. All of our product candidates are based on our proprietary technology, the Staccato system. The Staccato system, vaporizes an excipient-free drug to form a condensation aerosol that, when inhaled, allows for rapid systemic drug delivery. Because of the particle size of the aerosol, the drug is quickly absorbed through the deep lung into the bloodstream, providing speed of therapeutic onset that is comparable to intravenous, or IV, administration but with greater ease, patient comfort and convenience. We currently have six product candidates in various stages of clinical development, ranging from Phase 1 through late-stage Phase 3. In 2009, our focus will be on the continued rapid development of AZ-004.

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

Our clinical-stage product candidates are:

•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the acute treatment of agitation in patients with schizophrenia or bipolar disorder. In 2008 we successfully completed two pivotal Phase 3 clinical trials and we project a New Drug Application, or NDA, submission in the first quarter of 2010.

•	AZ-104 (Staccato loxapine). We are developing AZ-104 to treat patients suffering from acute migraine headaches. AZ-104 is a lower-dose version of AZ-004. AZ-104 has completed a Phase 2a in-clinic study and we initiated an out-patient Phase 2b clinical trial in January 2009. AZ-104 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate

•	AZ-001 (Staccato prochlorperazine). We are developing AZ-001 to treat patients suffering from acute migraine headaches. During the third quarter of 2008, we conducted an end-of-Phase 2 meeting with the FDA. We believe we have a clear understanding of the development requirements for filing an NDA for this product candidate. We do not intend to conduct any AZ-001 Phase 3 studies without a partner, and we are continuing to seek partners for our Staccato migraine product candidates, AZ-001 and AZ-104.

•	AZ-007 (Staccato zaleplon). We are developing AZ-007 for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. AZ-007 has completed Phase 1 testing. We do not intend to conduct any AZ-007 Phase 2 studies without a partner in 2009.

•	AZ-003 (Staccato fentanyl). We are developing AZ-003 for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes. We have completed and announced positive results from a Phase 1 clinical trial of AZ-003 in opioid naïve healthy subjects.

In December 2007, we entered into a license, development and supply agreement, or the license agreement, with Endo Pharmaceuticals, Inc., or Endo, for AZ-003 and the fentanyl class of molecules for North America. Under the terms of the license agreement, Endo paid us an upfront fee of $10 million, and was obligated to pay potential additional milestone payments of up to $40 million upon achievement of predetermined regulatory and clinical milestones. Endo was also obligated to pay undisclosed royalties to us on net sales of the product, from which we would be required to pay for the cost of goods for the manufacture of the commercial version of the product. Under the terms of the license agreement, we had the primary responsibility for the development and costs of the Staccato Electronic Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. Endo had the responsibility for future pre-clinical, clinical and regulatory development, and, if AZ-003 was approved for marketing, for commercializing the product in North America. In January 2009, we mutually agreed with Endo to terminate the license agreement, With all rights to AZ-003 reverting back to us. We recorded the $10 million upfront fee we received from Endo in January 2008 as deferred revenue and began to recognize this revenue in the third quarter of 2008 over the estimated performance period of six years, resulting in revenue of $486,000 in 2008. Our obligations under the license agreement were fulfilled upon the termination of the agreement, and we will recognize the remaining deferred revenue in the first quarter of 2009. We do not expect to pursue the development of AZ-003 without a partner.

•	AZ-002 (Staccato alprazolam). AZ-002 has completed a Phase 2a proof-of-concept clinical trial for the treatment of panic attacks, an indication the Company is not planning to pursue. However, given the safety profile, the successful and reproducible delivery of alprazolam, and the IV-like pharmacological effect demonstrated to date, we and Symphony Allegro are assessing AZ-002 for other possible indications and renewed clinical development. AZ-002 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

In December 2006, we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004/AZ-104, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC, a wholly owned subsidiary of Symphony Holdings LLC, and its investors have invested $50 million to form Symphony Allegro to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these product candidates. We continue to be primarily responsible for the development of these product candidates in accordance with a development plan and related development budgets, and we have incurred and may continue to incur expenses that are not funded by Symphony Allegro. Pursuant to the agreements, we have received an exclusive purchase option that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Symphony Allegro, and reacquire the intellectual property rights that we licensed to Symphony Allegro. This purchase option is exercisable at predetermined prices between $92.5 million at March 31, 2009 and $122.5 million at December 1, 2010. The purchase option exercise price may be paid for in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the purchase option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will maintain exclusive rights to manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes. Pursuant to a warrant purchase agreement, we issued to Symphony Allegro Holdings, LLC a warrant with a five-year term to purchase 2,000,000 shares of our common stock at $9.91 per share, also paid a transaction structuring fee of $2.5 million, and reimbursed approximately $329,000 of Symphony Allegro transaction fees.

We have retained all other rights to our product candidates and the Staccato system. We are seeking a partner in the United States for our lead product candidate, AZ-004, and intend to retain co-promotion rights in the United States. We eventually plan to build a United States-based specialty sales force to commercialize our product candidates which are approved for marketing and which are intended for specialty pharmaceutical markets. We plan to enter into strategic partnerships with other companies to commercialize products that are intended for certain markets in the United States and for all of our product candidates in geographic territories outside the United States.

In March 2008, we obtained a committed equity line of credit under which we may sell, subject to certain limitations, up to $50 million of our registered common stock to Azimuth Opportunity, Ltd., or Azimuth, over a 24-month period. We are not obligated to utilize any of the $50 million equity line of credit. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this equity line of credit, subject to certain conditions. When and if we elect to use the equity line of credit, we will issue shares to Azimuth at a discount between 4.15% and 6.00% to the volume weighted average price of our common stock over a preceding period of trading days. Azimuth is not required to purchase any shares at a price below $5.00 per share. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission, or the SEC, on April 16, 2007. We have not sold any shares under this agreement as of December 31, 2008.

In March 2008, we sold 1,250,000 shares of our registered common stock to Biomedical Sciences Investment Fund Pte. Ltd, or Bio*One, at a price of $8.00 per share and issued a warrant to Bio*One to purchase up to $3 million of additional shares of our common stock at an exercise price of $8.00 per share. The agreement contained certain conditions, in which Bio*One was eligible to receive 135,041 additional shares of our registered common stock and an adjustment to the exercise price of the warrant, which would adjust the effective purchase price paid or payable by Bio*One to $7.22 per share. We did not meet these conditions, and in January 2009 we issued Bio*One 135,041 additional registered shares of our common stock and the warrant’s exercise price was automatically adjusted to give Bio*One the right to purchase 415,522 shares at a $7.22 per share exercise price. In addition, we committed to initiate and maintain manufacturing operations in Singapore. The warrant became exercisable only if we terminated operations in Singapore or did not achieve certain performance milestones. In December 2008, we did not achieve a specified performance milestone, at which time the warrant became fully exercisable. All securities sold to Bio*One were sold pursuant to a shelf registration statement declared effective by the SEC on April 16, 2007.

We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, capital lease and equipment financings and government grants. We have generated $7.4 million in revenues from inception through December 31, 2008, substantially all of which was earned through United States Small Business Innovation Research grants and the agreement with Endo. We had $486,000 of revenues in 2008 and no revenues in 2007. In the third quarter of 2008, we began to recognize revenues related to our Endo license agreement. In prior years we have recognized governmental grant revenue and drug compound feasibility revenue, however, we expect no grant revenue or drug compound feasibility screening revenue in 2009. In January 2009, we and Endo mutually terminated the license agreement, at which time we fully fulfilled our obligations under the agreement, and will recognize the remaining $9.5 million of deferred revenues into revenues in the first quarter of 2009. We do not expect any material product revenue until at least 2011.

We have incurred significant losses since our inception. As of December 31, 2008, our deficit accumulated during development stage was $222.6 million and total stockholders’ equity was $33.7 million. We recognized net losses of $58.5 million, $45.1 million, and $41.8 million, in 2008, 2007 and 2006, respectively. We expect our net losses to continue, however, at a lower rate than 2008, as we continue our existing and planned preclinical studies and clinical trials, reduce our research and development efforts, continue our manufacturing development, and begin commercialization development. We expect that our general and administrative expenses in 2009 to slightly decrease from 2008 levels as we reduced our headcount in January 2009 and have otherwise sought to reduce expenses for items such as travel and outside consultancy.

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long term success. If we do not complete development of our product candidates and obtain regulatory approval to market one or more of these product candidates, we may be forced to cease operations. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. Our strategy is to focus our resources on AZ-004. We expect to file an NDA for this product candidate in the first quarter of 2010. We have announced that we are seeking partnerships to continue development of our other programs. If in the future we enter into additional partnerships, third parties could have control over preclinical development or clinical trials for some of our product candidates. Accordingly, the progress of such product candidate would not be under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to any future partnerships or how such arrangements would affect our development plans or capital requirements.

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

In January 2009, we consolidated our operations to primarily focus our efforts on the continued rapid development of AZ-004. As part of the reorganization, we reduced our total workforce by 33% and we mutually agreed with Endo to terminate our development agreement for our AZ-003 product. We anticipate that this consolidation will reduce 2009 operating expenses by $21.5 million from the 2008 operating expenses. We anticipate that with current cash, cash equivalents and marketable securities along with interest earned thereon, expected payments from Symphony Allegro, the proceeds from option exercises, and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations into the second quarter of 2010. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.

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

While our significant accounting policies are more fully described in Note 2 of the notes to consolidated financial statements, we believe the following accounting policies are critical to the process of making significant estimates and judgments in preparation of our financial statements.

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

Through 2007, we estimated the expected term of options using the “simplified” method, as illustrated in SAB 107. Beginning in 2008, we estimated the expected term of options based on the historical term periods of options that have been granted but are no longer outstanding and the estimated terms of outstanding options.

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

See Note 2 to the consolidated financial statements in this Annual Report on Form 10-K for further information regarding the SFAS 123R disclosures.

Symphony Allegro, Inc.

On December 1, 2006 we entered into a transaction involving a series of related agreements with Symphony Capital LLC, or Symphony Capital, Symphony Allegro Holdings LLC, or Holdings, and Holdings’ wholly owned subsidiary Symphony Allegro, Inc., or Allegro, to fund the clinical development of AZ-002, Staccato alprazolam, and AZ-004/104, Staccato loxapine, or the programs. Symphony Capital and other investors, together referred to as Symphony, invested $50 million in Holdings, which then invested the $50 million in Allegro. Pursuant to the agreements, Allegro agreed to invest up to the full $50 million to fund the clinical development of the programs, and we licensed to Allegro certain intellectual property rights related to these programs. We have retained manufacturing rights to these product candidates. Pursuant to the agreements, we continue to be primarily responsible for all preclinical, clinical and device development efforts as well as maintenance of the intellectual property portfolio for the programs. We and Allegro have established a development committee to oversee the programs. We participate in the development committee and have the right to appoint one of the five board of director seats of Allegro. We have incurred and may continue to incur expenses related to the programs that are not funded by Allegro. Pursuant to the agreements, we have received an exclusive purchase option, or the purchase option, that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Allegro, and reacquire the intellectual property rights that we licensed to Allegro. The purchase option is exercisable at predetermined prices that increase over time and range from $67.5 million starting December 31, 2007 to $122.5 million through December 1, 2010. As of March 1, 2009 the purchase option is $92.5 million. The purchase option exercise price may be paid for in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the purchase option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise the purchase option by December 1, 2010, then Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and, if they are ultimately commercialized, we will maintain exclusive rights to manufacture and sell Staccato alprazolam and Staccato loxapine to Allegro or its sublicensee for those purposes. In consideration for the purchase option, we issued to Holdings a five-year warrant to purchase 2,000,000 shares of our common stock at $9.91 per share and paid $2.85 million for structuring fees and related expenses to Symphony Capital.

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

FIN 46R deems parties to be de facto agents if they cannot sell, transfer, or encumber their interests without the prior approval of an enterprise. Symphony Capital is considered to be a de facto agent of ours pursuant to this provision, and because we and Symphony, as a related party group, absorb a majority of Allegro’s variability, we evaluated whether, pursuant to FIN 46R’s requirements, we are most closely associated with Allegro. We concluded that we are most closely associated with Allegro and should consolidate Allegro because (1) we originally developed the technology that was assigned to Allegro, (2) we will continue to oversee and monitor the development program, (3) our employees will continue to perform substantially all of the development work, (4) we significantly influenced the design of the responsibilities and corporate structure of Allegro, (5) Allegro’s operations are substantially similar to our activities, and (6) through the purchase option, we have the ability to meaningfully participate in the benefits of a successful development effort.

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

Losses incurred by Allegro are charged to the noncontrolling interest until that balance has been reduced to zero, at which point our net loss will be increased for the research and development expenses incurred subsequent to that date. Net losses incurred by Allegro and charged to the noncontrolling interest were $18.6 million and $10.8 million for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, the noncontrolling interest balance was $5.4 million. As of December 31, 2008, the investments held by Allegro were $21.3 million, which we expect to spend during the period ending March 31, 2010.

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

Revenues for non-refundable upfront license fee payments, where we continue to have obligations, will be recognized as performance occurs and obligations are completed. We recorded the $10 million upfront fee paid by Endo as deferred revenue and began to recognize this revenue in the third quarter of 2008. Through December 31, 2008, we have recognized $486,000 in revenue in connection with the Endo upfront fee. In January 2009, we mutually agreed with Endo to terminate the agreement. Upon the termination of the agreement all of the rights to AZ-003 reverted to us. We will recognize the remaining $9.5 million payment as revenue in the first quarter of 2009.

Results of Operations

Comparison of Years Ended December 31, 2008 and 2007

Revenue.  We had $486,000 of revenues in 2008 and no revenues in 2007. In the third quarter of 2008, we began to recognize revenues related to our Endo license agreement. In prior years we have recognized governmental grant revenue and drug compound feasibility revenue, however, we expect no grant revenue or drug compound feasibility screening revenue in 2009. In January 2009, we mutually agreed with Endo to terminate the license agreement, at which time we fulfilled our obligations under the license agreement, and will recognize the remaining $9.5 million of deferred revenues into revenues in the first quarter of 2009.

Operating Expenses

Our operating expenses were affected by our prospective method of adoption of SFAS 123R. As a result, we believe reviewing our operating expenses both inclusive and exclusive of share-based compensation provides a better understanding of the growth of our operations. The impact of share-based compensation on operating expenses is outlined as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Non share-based compensation expenses:
Research and development	$58,639	$43,760	$34,724
General and administrative	15,121	13,357	9,522

Total non share-based compensation expenses	73,760	57,117	44,246
Share-based compensation expenses:
Research and development	2,926	1,885	1,770
General and administrative	2,520	1,531	447

Total share-based compensation expenses	5,446	3,416	2,217

Total operating expenses	$79,206	$60,533	$46,463

Research and Development Expenses.  Research and development expenses consist of costs associated with research activities, as well as costs associated with our product development efforts, conducting preclinical studies and clinical trials and manufacturing development efforts. All research and development costs, including those funded by third parties, are expensed as incurred. Research and development expenses include:

•	external research and development expenses incurred under agreements with third party contract research organizations and investigational sites where a substantial portion of our preclinical studies and all of our clinical trials are conducted;

•	third party supplier, consultant and employee related expenses, which include salary and benefits;

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies; and

•	in 2006, certain incremental charges related to officer loan extinguishments and non-cash stock-based compensation expense.

The table below sets forth our research and development expenses since January 1, 2003 and cumulative expenses for each of our lead product candidates based on our internal records and estimated allocations of employee time and related expenses:

	Year Ended December 31,
						From
						December 19,
						2000
						(Inception)
						Through
						December 31,
Preclinical and Clinical Development:	2008	2007	2006	2005	2004	2008.
	(In thousands)
AZ-004/104	$26,789	$15,524	$6,073	$3,187	$119	$51,692
AZ-003	17,070	1,474	3,687	5,021	1,706	29,894
AZ-001	1,151	8,163	9,535	6,369	8,640	39,372
AZ-002	1,898	3,795	3,094	3,803	1,930	15,010
AZ-007	1,773	8,214	2,384	—	—	12,371
Other preclinical programs	—	—	3,243	—	—	3,243

Total preclinical and clinical development	48,681	37,170	28,016	18,380	12,395	151,582
Research	12,884	8,475	8,478	7,855	2,752	53,101

Total research and development	$61,565	$45,645	$36,494	$26,235	$15,147	$204,683

Research and development expenses increased 35% to $61.6 million in 2008 from $45.6 million in 2007. The increases were due primarily to:

•	increased spending on our AZ-004/104 product candidates as we continued development of these product candidates under the Symphony Allegro agreement, including our first Phase 3 clinical trial of AZ-004 which began enrollment in February 2008 and completed enrollment in June 2008 and our second Phase 3 clinical trial of AZ-004 which began enrollment in July 2008 and completed enrollment in October 2008,

•	increased spending on our AZ-003 product candidate as we continued development of this product candidate under the Endo agreement, and

•	increased research expenses as we increased our device development and manufacturing process scale-up efforts.

These increases were partially offset by decreased spending on:

•	our AZ-001 product candidate due to Phase 2b clinical trial efforts and ongoing non clinical efforts occurring in 2007,

•	our AZ-002 product candidate due to higher development and manufacturing efforts to modify the AZ-002 device and manufacture clinical trial materials for the Phase 2a trial in 2007, and

•	our AZ-007 product candidate due to the preclinical and regulatory efforts in 2007 to support and prepare the IND filing that occurred in the fourth quarter of 2007.

We expect that research and development expenses will decrease in 2009 as we expect lower clinical trial expenses for AZ-004/AZ-104, a result of our completing two Phase 3 trials for AZ-004 in 2008. We also expect lower employee related costs in 2009, a result of our headcount reduction in the first quarter of 2009. We do not expect to expend any substantial amounts on AZ-003 in 2009. We also expect our expenses for AZ-001, AZ-002, and AZ-007 to be lower in 2009 as we do not intend to continue development of these programs unless we can partner the programs.

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

General and administrative expenses increased 18% to $17.6 million in 2008 from $14.9 million in 2007. The increases were primarily due to increased staffing to manage and support our growth resulting in increased payroll and related expenses, increased third party intellectual property expenses as we continued to increase and maintain our intellectual property portfolio, and higher facilities expenses to support our growth.

We expect that our general and administrative expenses in 2009 to slightly decrease from 2008 levels due to a headcount reduction in January 2009 and our efforts to reduce expenses for items such as travel and outside consultancy.

Interest and Other Income, Net.  Interest and other income, net, primarily represents income earned on our cash, cash equivalents, marketable securities balances, and marketable securities held by Symphony Allegro. Interest and other income, net was $2.6 million for 2008 and $5.6 million for 2007. The decrease was primarily due to lower average cash, cash equivalent and marketable securities balances and lower interest rates earned on such balances. We expect interest income to continue to decrease in future periods as we expect our cash, cash equivalent and marketable securities balances to decrease as we continue to incur net losses.

Interest Expense.  Interest expense represents interest on our equipment loans and was $0.9 million in 2008 and $1.0 million in 2007. The decrease was primarily due to decreases in our equipment loan borrowings as we made no additional borrowing under our equipment financing agreements in 2008.

Loss Attributed to Noncontrolling Interest in Symphony Allegro.  Pursuant to the agreements that we entered into with Symphony Allegro, Inc. in December 2006, we consolidate Symphony Allegro’s financial condition and results of operations in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an Interpretation of Accounting Research Bulletin No. 51, or FIN 46R. Accordingly, we have deducted the losses attributable to the noncontrolling interest from our net loss in the consolidated statement of operations, and we have also reduced the noncontrolling interest holders’ ownership interest in Symphony Allegro, Inc. in the consolidated balance sheet by the loss attributed to the noncontrolling interests in Symphony Allegro, Inc. The losses attributed to the noncontrolling interest holders was $18.6 million in 2008 and $10.8 million in 2007. The increase was primarily due to increased spending on AZ-004, primarily the result of the two Phase 3 clinical trials in 2008.

Comparison of Years Ended December 31, 2007 and 2006

Revenue.  We had no revenues in 2007 and had $1.0 million of revenues in 2006. In 2006, we recognized approximately $1.0 million of government grant revenue and $30,000 of revenue from drug compound feasibility screening.

Operating Expenses

Research and Development Expenses.  Research and development expenses increased 25% to $45.6 million in 2007 from $36.5 million in 2006. The increases were due primarily to:

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

Loss Attributed to Noncontrolling Interest in Symphony Allegro.  The losses attributed to the noncontrolling interest holders was $10.8 million in 2007 and $1.7 million in 2006. The increase was primarily due to a full year of Symphony Allegro losses in 2007 compared to one month of losses in 2006 and the timing of expenses incurred on the AZ-004 and AZ-104 clinical trials.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate net proceeds from such sales totaling $120.7 million, revenues primarily from government grants and totaling $7.4 million, payments from Symphony Allegro and an upfront fee from Endo in the amount of $10 million. We have received additional funding from equipment financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our Employee Stock Purchase Plan. As of December 31, 2008, we had $37.6 million in cash, cash equivalents and marketable securities and $21.3 million of marketable securities held by Symphony Allegro. The marketable securities held by Symphony Allegro are used to fund the development of AZ-002, AZ-004 and AZ-104 and are not available for general corporate expenses. Our cash and marketable security balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Investments held by Symphony Allegro consist of investments in a money market fund that invests primarily in domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. and Yankee bank obligations and fully collateralized repurchase agreements. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.

Net cash used in operating activities was $55.1 million, $35.8 million, and $33.3 million in 2008, 2007 and 2006, respectively. The net cash used in each of these periods primarily reflects net loss for these periods, offset in part by depreciation, non-cash stock-based compensation, loss attributed to noncontrolling interests, and non-cash changes in operating assets and liabilities. In 2008, the large decrease in other receivables was due to the collection of a receivable of $10.0 million from Endo in January 2008 related to the license agreement signed in December 2007 and a $2.1 million receivable related to the reimbursement of leasehold improvements from the landlord of our Mountain View facility in May 2008. In 2007, the large increase in other receivables was affected by the above mentioned receivable from Endo and the receivable relating to tenant improvements, which were outstanding in 2007 and collected in 2008. In 2007, the increase in other liabilities is primarily due to $10.0 million of deferred revenues related to the Endo license agreement, and $14.3 million of leasehold improvement reimbursements from the Mountain View landlord recorded as deferred rent in 2007.

Net cash provided by (used in) investing activities was $42.8 million, $(20.0) million, and $(61.4) million in 2008, 2007 and 2006, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. During 2008 we had maturities, net of purchases, of marketable securities of $27.2 million. During 2007 and 2006 we purchased $11.4 million and $2.9 million of marketable securities, net of maturities, respectively. In 2006, we also had net purchases of $50.0 million of investments by Symphony Allegro. Purchases of property and equipment were $2.7 million, $19.1 million, and 8.1 million, in 2008, 2007 and 2006, respectively, of which $16.5 million of property and equipment purchases in 2007 related to the build out of our leased facility in Mountain View, California.

Net cash provided by financing activities was $6.9 million, $70.1 million, and $94.9 million in 2008, 2007 and 2006, respectively. Financing activities consist primarily of proceeds from the sale of our common stock, issuance of a noncontrolling interest, and equipment financing arrangements. In 2008, 2007 and 2006, we received net proceeds from the issuance of common stock of $11.2 million, $67.8 million and $46.0 million, respectively. In 2006, we received net proceeds of $47.2 from purchase of noncontrolling interests by preferred shareholders in Symphony Allegro, net of fees. In 2008, payments on equipment financing arrangements were $4.2 million. Proceeds from equipment financing arrangements, net of payments, were $2.3 million and $1.8 million during 2007 and 2006, respectively. There were no borrowings under any equipment financing arrangements in 2008.

We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the expected payments from Symphony Allegro, the proceeds from option exercises, and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations into the second quarter of 2010. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	expenditures related to continued preclinical and clinical development of our lead product candidates during this period within budgeted levels;

•	the timing and amount of payments from Symphony Allegro;

•	no unexpected costs related to the development of our manufacturing capability; and

•	no growth in the number of our employees during this period.

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

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the terms and timing of any distribution, strategic partnerships or licensing agreements that we may establish;

•	the terms and timing of any repurchase of rights from Symphony Allegro, which ranges from $92.5 million at March 31, 2009 to $122.5 million through December 1, 2010;

•	our ability to draw on our equity line of credit with Azimuth;

•	the cost, timing and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing manufacturing, marketing and sales capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

In March 2008, we obtained a committed equity line of credit under which we may sell, subject to certain limitations, up to $50 million of our registered common stock to Azimuth Opportunity, Ltd., or Azimuth, over a 24-month period. We are not obligated to utilize any of the $50 million equity line of credit. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this equity line of credit, subject to certain conditions. When and if we elect to use the equity line of credit, we will issue shares to Azimuth at a discount between 4.15% and 6.00% to the volume weighted average price of our common stock over a preceding period of trading days. Azimuth is not required to purchase any shares at a price below $5.00 per share. At February 27, 2009, our stock price was $1.60.

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition, results of operations, and prospects.

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

Our future contractual payments, net of sublease income, including interest at December 31, 2008 are as follows (in thousands):

	Payments Due by Period
		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)

Equipment financing obligations	$7,264	$4,595	$2,669	$—	$—
Operating lease obligations	45,686	4,558	10,154	10,182	20,792

Total	$52,950	$9,153	$12,823	$10,182	$20,792

On November 2, 2007, we entered into a manufacturing and supply agreement, or the supply agreement, with Autoliv ASP, Inc, or Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and us executed in October 2005. Under the terms of the supply agreement, Autoliv will develop a manufacturing line capable of producing 10 million chemical heat packages a year. We will pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the Food and Drug Administration of a new drug application filed by us. If the agreement is terminated by either party, we will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the chemical heat packages. Upon payment by us, Autoliv will be required to transfer possession and ownership of such equipment and tooling to us. Each quarter, with assistance from Autoliv, we estimate the amount of work performed on the development of the manufacturing line and recognize a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. As of December 31, 2008, we recorded a fixed asset and a non-current liability of $600,000 related to our commitment to Autoliv for the development of the manufacturing line. Autoliv has also agreed to manufacture, assemble and test the chemical heat packages solely for us in conformance with our specifications. We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the supply agreement expires on December 31, 2012 and may be extended by written mutual consent.

Recently Adopted Accounting Pronouncements

Statement of Financial Accounting Standard No. 157 and Staff Position 157-2

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and enhances disclosures about fair value measurements. We apply the provisions of SFAS 157 prospectively. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In February 2008, the FASB issued FASB Staff Position 157-2 Partial Deferral of the Effective Date of Statement 157, or FSP 157-2. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

In accordance with FSP 157-2, we deferred the adoption of FAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material effect on our consolidated financial position, operating results or cash flows. See Note 3 to the Consolidated Financial Statements.

Emerging Issues Task Force Issue No. 07-3

Effective January 1, 2008, we adopted the Emerging Issues Task Force, or EITF, Issue No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. We adopted the provisions of EITF 07-3 prospectively for new contracts entered into on or after January 1, 2008. The adoption of the provisions of EITF 07-3 on January 1, 2008 did not have a material impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standard No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R). This standard establishes principles and requirements for how an acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in its financial statements. SFAS 141(R) also establishes principles and requirements for how an acquirer recognizes and measures the goodwill acquired in a business combination and it establishes disclosure requirements to facilitate an evaluation of the nature and financial effects of a business combination. SFAS 141(R) is effective for business combinations which occur during the first annual reporting period beginning on or after December 15, 2008. We expect the effect of adoption of this standard will be limited to any acquisitions made by us which close subsequent to December 31, 2008.

Statement of Financial Accounting Standard No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS 160. SFAS 160 will require that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet. SFAS 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, as well as requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Beginning with our first quarter of 2009, we will adopt these report requirements.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, which have maturities of less than three months, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of December 31, 2008, we had cash, cash equivalents and marketable securities of $37.6 million and investments held by Symphony Allegro of $21.3 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset backed securities and no exposure to auction rate securities.

Item 8.	Financial Statements and Supplementary Data

ALEXZA PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	67
Consolidated Balance Sheets as of December 31, 2008 and 2007	68
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 and for the period from December 19, 2000 (inception) to December 31, 2008	69
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from December 19, 2000 (inception) to December 31, 2008	70
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 and for the period from December 19, 2000 (inception) to December 31, 2008	78
Notes to Consolidated Financial Statements	79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alexza Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Alexza Pharmaceuticals, Inc. (a development stage company) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 and for the period from December 19, 2000 (inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexza Pharmaceuticals, Inc. (a development stage company) at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 and for the period from December 19, 2000 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alexza Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 9, 2009

ALEXZA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$26,036	$31,337
Marketable securities	11,520	38,054
Investments held by Symphony Allegro, Inc.	21,318	39,449
Other receivables	—	12,055
Prepaid expenses and other current assets	1,130	1,377

Total current assets	60,004	122,272
Property and equipment, net	24,152	26,156
Restricted cash	400	604
Other assets	79	93

Total assets	$84,635	$149,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,928	$5,206
Accrued clinical trial liabilities	1,294	1,301
Other accrued liabilities	5,205	5,087
Deferred revenues	1,667	—
Current portion of equipment financing obligations	4,139	4,586

Total current liabilities	17,233	16,180
Deferred rent	17,386	16,685
Deferred revenue	7,847	10,000
Noncurrent portion of equipment financing obligations	2,515	6,317
Other noncurrent liabilities	600	—
Commitments (See Note 7)
Non controlling interest in Symphony Allegro, Inc.	5,361	23,952
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2008 and 2007; no shares issued and outstanding at December 31, 2008 or 2007	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2008 and 2007; 32,820,874 and 31,137,857 shares issued and outstanding at December 31, 2008 and 2007, respectively	3	3
Additional paid-in capital	256,426	240,681
Deferred stock compensation	(219)	(739)
Other comprehensive income	28	141
Deficit accumulated during development stage	(222,545)	(164,095)

Total stockholders’ equity	33,693	75,991

Total liabilities and stockholders’ equity	$84,635	$149,125

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				December 19,
				2000 (Inception)
	Year Ended December 31,			to December 31,
	2008	2007	2006	2008
	(In thousands, except per share amounts)

Revenue	$486	$—	$1,028	$7,431
Operating expenses:
Research and development	61,565	45,645	36,494	204,683
General and administrative	17,641	14,888	9,969	62,704
Acquired in-process research and development	—	—	—	3,916

Total operating expenses	79,206	60,533	46,463	271,303

Loss from operations	(78,720)	(60,533)	(45,435)	(263,872)
Interest and other income, net	2,614	5,626	2,687	13,806
Interest expense	(935)	(1,003)	(778)	(3,581)

Loss before non controlling interest in Symphony Allegro, Inc.	(77,041)	(55,910)	(43,526)	(253,647)
Loss attributed to non controlling interest in Symphony Allegro, Inc.	18,591	10,791	1,720	31,102

Net loss	$(58,450)	$(45,119)	$(41,806)	$(222,545)

Basic and diluted net loss per common share	$(1.81)	$(1.58)	$(2.13)

Shares used to compute basic and diluted net loss per common share	32,297	28,605	19,584

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

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

											Deficit
											Accumulated	Total
	Convertible						Additional	Stockholder	Deferred	Other	During the	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	(Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2004 (brought forward)	79,856,703	$107,194	—	$—	1,539,606	$—	$1,417	$—	$—	$(45)	$(44,768)	$(43,396)
Issuance of common stock upon exercise of options $0.22, $0.99, $1.10, per share	—	—	—	—	380,508	—	357	—	—	—	—	357
Compensation expense related to consultant stock options	—	—	—	—	—	—	195	—	—	—	—	195
Deferred stock compensation, net of $4 reversal in connection with employee terminations	—	—	—	—	—	—	3,329	—	(3,329)	—	—	—
Amortization of deferred stock compensation,	—	—	—	—	—	—	—	—	404	—	—	404
Variable compensation expense	—	—	—	—	—	—	442	—	—	—	—	442
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	—	—	—	(32,402)	(32,402)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(32,387)

Balance at December 31, 2005 (carried forward)	79,856,703	$107,194	—	$—	1,920,114	$—	$5,740	$—	$(2,925)	$(30)	$(77,170)	$(74,385)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

											Deficit
											Accumulated	Total
	Convertible						Additional	Stockholder	Deferred	Other	During the	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	(Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2005 (brought forward)	79,856,703	$107,194	—	$—	1,920,114	$—	$5,740	$—	$(2,925)	$(30)	$(77,170)	$(74,385)
Issuance of common stock for cash and shares upon exercise of options at a weighted average price of $1.28 per share	—	—	—	—	159,446	—	195	—	—	—	—	195
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	131,682	—	896	—	—	—	—	896
Issuance of common stock for shares upon exercise of warrant	—	—	—	—	85,359	—	—	—	—	—	—	—
Issuance of common stock for cash, net of offering costs of $2,156	—	—	—	—	6,325,000	1	44,901	—	—	—	—	44,902
Conversion of convertible preferred stock into common stock	(79,856,703)	(107,194)	—	—	15,197,712	1	107,193	—	—	—	—	107,194
Compensation expense related to consultant stock options	—	—	—	—	—	—	145	—	—	—	—	145
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	1,601	—	—	—	—	1,601
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	727	—	—	727
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(495)	—	495	—	—	—
Variable compensation expense	—	—	—	—	—	—	(442)	—	—	—	—	(442)
Issuance of warrant to Symphony Allegro Holdings LLC		—	—	—	—	—	10,708	—	—	—	—	10,708
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	—	—	—	—	(41,806)	(41,806)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(41,767)

Balance at December 31, 2006 (carried forward)	—	$—	—	$—	23,819,319	$2	$170,442	$—	$(1,703)	$9	$(118,976)	$49,774

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

											Deficit
											Accumulated	Total
	Convertible						Additional	Stockholder	Deferred	Other	During the	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	(Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2006 (brought forward)	—	$—	—	$—	23,819,319	$2	$170,442	$—	$(1,703)	$9	$(118,976)	$49,774
Issuance of common stock for cash and shares upon exercise of options at a weighted average price of $1.28 per share	—	—	—	—	204,423	—	432	—	—	—	—	432
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	205,870	—	1,405	—	—	—	—	1,405
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	8,245	—	—	—	—	—	—	—
Issuance of common stock for cash, net of offering costs of $4,743	—	—	—	—	6,900,000	1	65,981	—	—	—	—	65,982
Compensation expense related to consultant stock options	—	—	—	—	—	—	75	—	—	—	—	75
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	2,733	—	—	—	—	2,733
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	577	—	—	577
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(387)	—	387	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	132	—	132
Net loss	—	—	—	—	—	—	—	—	—	—	(45,119)	(45,119)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(44,987)

Balance at December 31, 2007(carried forward)	—	$—	—	$—	31,137,857	$3	$240,681	$—	$(739)	$141	$(164,095)	$75,991

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

											Deficit
											Accumulated	Total
	Convertible						Additional	Stockholder	Deferred	Other	During the	Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	(Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2007 (brought forward)	—	$—	—	$—	31,137,857	$3	$240,681	$—	$(739)	$141	$(164,095)	$75,991
Issuance of common stock and common stock warrant for cash	—	—	—	—	1,250,000	—	9,840	—	—	—	—	9,840
Issuance of common stock for cash and shares upon exercise of options at a weighted average price of $1.55 per share	—	—	—	—	104,428	—	161	—	—	—	—	161
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	305,146	—	1,172	—	—	—	—	1,172
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	23,443	—	—	—	—	—	—	—
Compensation expense related to consultant stock options	—	—	—	—	—	—	22	—	—	—	—	22
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	4,633	—	—	—	—	4,633
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	437	—	—	437
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(83)	—	83	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(113)	—	(113)
Net loss	—	—	—	—	—	—	—	—	—	—	(58,450)	(58,450)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(58,563)

Balance at December 31, 2008	—	$—	—	$—	32,820,874	$3	$256,426	$—	$(219)	$28	$(222,545)	$33,693

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				December 19,
				2000
				(Inception) to
	Year Ended December 31,			December 31,
	2008	2007	2006	2008
	(In thousands)

Cash flows from operating activities:
Net loss	$(58,450)	$(45,119)	$(41,806)	$(222,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributed to noncontrolling interests	(18,591)	(10,791)	(1,720)	(31,102)
Share-based compensation expense	5,092	3,385	2,217	11,839
Extinguishment of officer note receivable	—	—	—	2,300
Issuance of common stock for intellectual property	—	—	—	92
Charge for acquired in-process research and development	—	—	—	3,916
Amortization of assembled workforce	—	—	—	222
Amortization of debt discount and deferred interest	38	49	35	362
Amortization of discount on available-for-sale securities	(797)	(929)	(1,035)	(727)
Depreciation	5,294	4,016	3,677	16,759
Loss on disposal of property and equipment	17	23	28	83
Changes in operating assets and liabilities:
Receivables	12,055	(12,055)	35	—
Prepaid expenses and other current assets	247	(114)	534	(1,124)
Other assets	(24)	42	7	(2,625)
Accounts payable	(278)	(727)	3,009	4,799
Accrued clinical trial expense and other accrued liabilities	111	898	505	2,799
Deferred revenues	(486)	10,000	—	9,514
Other liabilities	701	15,494	1,191	20,776

Net cash used in operating activities	(55,071)	(35,828)	(33,323)	(184,662)

Cash flows from investing activities:
Purchase of available-for-sale securities	(47,111)	(62,466)	(72,129)	(324,913)
Maturities of available-for-sale securities	74,329	51,064	69,194	314,149
Purchase of available-for-sale securities held by Symphony Allegro, Inc.	—	—	(49,975)	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	18,131	10,507	19	28,657
Decrease (increase) in restricted cash	204	—	(400)	(400)
Purchases of property and equipment	(2,732)	(19,059)	(8,067)	(40,157)
Proceeds from disposal of property and equipment	25	—	—	28
Cash paid for merger	—	—	—	(250)

Net cash provided by (used in) investing activities	42,846	(19,954)	(61,358)	(72,861)

Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options and stock purchase rights	11,173	67,819	45,993	125,485
Repurchase of common stock	—	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	—	29
Proceeds from equipment term loans	—	5,814	3,997	18,932
Payments of equipment term loans and leases	(4,249)	(3,546)	(2,235)	(12,731)
Proceeds from purchase of non controlling interest by preferred shareholders in Symphony Allegro, Inc., net of fees	—	—	47,171	47,171

Net cash provided by financing activities	6,924	70,087	94,926	283,559

Net increase (decrease) in cash and cash equivalents	(5,301)	14,305	245	26,036
Cash and cash equivalents at beginning of period	31,337	17,032	16,787	—

Cash and cash equivalents at end of period	$26,036	$31,337	$17,032	$26,036

Supplemental disclosures of cash flow information
Cash paid for interest	$935	$1,003	$728	$3,265

Non cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$—	$107,194	$107,194

Warrant issued in conjunction with Symphony Allegro transaction	$—	$—	$10,708	$10,708

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

The Company is a pharmaceutical development company focused on the research, development, and commercialization of novel proprietary products for the acute treatment of central nervous system (“CNS”) conditions. The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, conducting research and development, conducting preclinical studies and clinical trials, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage and operates in one business segment.

Basis of Consolidation

The consolidated financial statements include the accounts of Alexza, its wholly-owned subsidiaries, Alexza Singapore Pte. Ltd., (“ASPL”), Alexza Singapore Manufacturing Pte. Ltd., and Alexza UK, Limited, and Alexza’s variable interest entity, Symphony Allegro, Inc. (“Allegro”). Alexza is considered the primary beneficiary of Allegro as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated.

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

In May 2007, the Company completed a public offering of 6,900,000 shares of its common stock, including the full underwriters’ over-allotment option, at a public offering price of $10.25 per share. Net cash proceeds from the public offering were approximately $66.0 million, after deducting underwriting discounts and commissions and other offering expenses

Equity Financing Facility

In March 2008, the Company obtained a committed equity line of credit under which the Company may sell, subject to certain limitations, up to $50 million of its registered common stock to Azimuth Opportunity, Ltd. (“Azimuth”) over a 24-month period. The Company is not obligated to utilize any of the $50 million equity line of credit.

The Company will determine, at its sole discretion, the timing, the dollar amount, and the minimum price per share of each draw under this equity line of credit, subject to certain conditions. When and if the Company elects to use the equity line of credit, the Company will issue shares to Azimuth at a discount of between 4.15% and 6.00% to the volume weighted average price of the Company’s common stock over a preceding period of trading days. Azimuth is not required to purchase any shares below $5.00 per share, and any shares sold under this equity line of credit will be sold pursuant to a shelf registration statement declared effective by the SEC on April 16, 2007. The

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement will terminate on March 31, 2010. As of December 31, 2008, there have been no sales of common stock under this agreement.

Registered Direct Equity Issuance

In March 2008, the Company completed the sale of 1,250,000 shares of its registered common stock to Biomedical Sciences Investment Fund Pte. Ltd. (“Bio*One”) at a price of $8.00 per share. As outlined in the agreement, if the average closing price of the Company’s stock over a 45 consecutive day trading period does not exceed $8.00 between the closing date and December 31, 2008, Bio*One would receive 135,041 additional shares, which would adjust the effective purchase price to $7.22 per share. The Company’s average stock price did not meet this level during the specified period and the Company issued the additional shares to Bio*One in January 2009.

In addition, the Company issued a warrant to Bio*One to purchase up to 375,000 of additional shares of Alexza common stock at a purchase price per share of $8.00. The warrant was subject to the same price adjustment as the common stock sale, and effective January 1, 2009 the warrant was automatically adjusted to give Bio*One the right to purchase 415,522 shares at a purchase price of $7.22 per share. The Company committed to initiate and maintain manufacturing operations in Singapore, and the warrant was to become exercisable only if the Company terminated operations in Singapore or did not achieve certain performance milestones. In December 2008, the Company did not meet its defined performance milestone, and as a result the warrant became fully exercisable. The warrant has a maximum term of 5 years.

All securities sold to Bio*One were sold pursuant to a shelf registration statement declared effective by the SEC on April 16, 2007. Net proceeds from the sale of the stock and warrant were approximately $9.84 million after deducting offering expenses.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Risks and Uncertainties

The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. The Company has financed its operations primarily through the sale of equity securities, licensing collaborations, capital lease and equipment financing and government grants. The Company will need to raise additional capital to fund its operations, to develop its product candidates, to develop its manufacturing capabilities, and to reacquire program rights currently licensed to Symphony Allegro, Inc. (see note 8), and such funding may not be available or may be on terms which are not favorable to the Company.

Fair Value of Financial Instruments

The Company carries cash, cash equivalents and available for sale marketable securities at fair value. The Company’s other financial instruments, including accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value given their short-term nature.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and enhances disclosures about fair value measurements. The Company applies the provisions of SFAS 157 prospectively. Fair value is defined under SFAS 157 as the

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In February 2008, the FASB issued FASB Staff Position 157-2 Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to fiscal years beginning after November 15, 2008.

In accordance with FSP 157-2, we deferred the adoption of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material effect on the Company’s consolidated financial position, operating results or cash flows.

Fair values of cash equivalents and marketable securities approximate book value primarily due to the short-term maturities of the investments and the low incidence of changes in security credit ratings. Unrealized gains on available-for-sale securities of $28,000 were reported as a component of stockholders’ equity.

The following table represents the Company’s fair value hierarchy, as defined by SFAS 157, for its financial assets (cash equivalents and marketable securities and investments held by Symphony Allegro, Inc.) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Money market funds	$19,350	$—	$—	$19,350
Money market fund held by Symphony Allegro, Inc.	21,318	—	—	21,318
Corporate debt securities	—	9,649	—	9,649
Government securities	—	1,505	—	1,505
Government-sponsored enterprises	—	6,620	—	6,620

Total	$40,668	$17,774	$—	$58,442

The marketable securities held by Symphony Allegro are used to fund the development of AZ-002, AZ-004 and AZ-104 and are not available for general corporate expenses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and marketable securities and restricted cash to the extent of the amounts recorded on the balance sheets. The Company’s cash, cash equivalents, marketable securities and restricted cash are placed with high credit-quality U.S. financial institutions and issuers. All cash, cash equivalents, marketable securities and investments held by Symphony Allegro, Inc. are maintained with financial institutions that the Company’s management believes are

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

high credit-quality. Marketable securities held by Symphony Allegro, Inc. consist of investments in a money market fund that invests primarily in domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. and Yankee bank obligations and fully collateralized repurchase agreements. The Company believes that its established guidelines for investment of its excess cash maintain liquidity through its policies on diversification and investment maturity.

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

All other investments are classified as available-for-sale marketable securities. The Company views its available-for-sale investments as available for use in current operations. Accordingly, the Company has classified all investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Marketable securities are carried at estimated fair value with unrealized gains or losses included in accumulated other comprehensive income (loss) in stockholders’ equity.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest and other income (expense), net. Realized gains and losses, if any, are also included in interest and other income (expense), net. The cost of all securities sold is based on the specific-identification method. Interest and dividends are included in interest income.

The Company reviews its investments for other than temporary decreases in market value on a quarterly basis. Through December 31, 2008, the Company has not recorded an other than temporary impairment.

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

Restricted Cash

Under the Company’s facility lease agreements and an agreement with its utilities provider, the Company must maintain letters of credit as security for performance under these agreements. The letters of credit are secured by certificates of deposits in amounts equal to the letters of credit, which are classified as restricted cash, a non-current asset. At December 31, 2008 and 2007 the Company maintained the following letters of credit and restricted cash balances (in thousands):

	December 31,
	2008	2007

Mt. View facility	$400	$400
Palo Alto facilities	—	163
Palo Alto utility account	—	41

	$400	$604

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2008, the Company has not recorded an impairment of a long-lived asset.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13 (“SAB 104”).

Revenue has consisted primarily of amounts earned under research grants with the National Institutes of Health and from the Endo licensing agreement. The Company’s federal government research grants provided for the reimbursement of qualified expenses for research and development as defined under the terms of each grant. Equipment purchased specifically for grant programs was recorded at cost and depreciated over the grant period. Revenue under grants was recognized when the related qualified research and development expenses were incurred up to the limit of the approval funding amounts.

In determining the accounting for collaboration agreements such as the Endo licensing agreement, see Note 8, the Company follows the provisions of Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on whether an arrangement involves multiple revenue-generating deliverables that should be accounted for as a single unit of accounting or divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the arrangement represents a single unit of accounting, the revenue recognition policy and the performance obligation period must be determined, if not already contractually defined, for the entire arrangement. If the arrangement represents separate units of accounting according to the EITF’s separation criteria, a revenue recognition policy must be determined for each unit. Revenues for non-refundable upfront license fee payments, where the Company continues to have obligations, will be recognized as performance occurs and obligations are completed.

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

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

All share-based payment awards are amortized on a ratable basis over the requisite service periods of the awards, which are generally the vesting periods. There was no share-based compensation capitalized as of December 31, 2008.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Share-Based Awards Granted Prior to January 1, 2006

Compensation cost for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS 123R, are accounted for using the option’s intrinsic value. The Company recorded the total valuation of these options as a component of stockholders’ equity (deficit), which will be amortized over the vesting period of the applicable option on a straight line basis. During the years ended December 31, 2008, 2007 and 2006, the Company reversed $83,000, $387,000 and $495,000, respectively, of deferred stock-based compensation related to unvested options cancelled as a result of employee terminations. The remaining deferred stock compensation balance of $219,000 will be amortized in 2009.

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

Stock Options, Stock Purchase Rights and Restricted Stock Units

During the years ended December 31, 2008, 2007 and 2006, the weighted average fair value of the employee stock options granted was $3.04, $6.22 and $5.50, respectively, the weighted average fair value of stock purchase rights granted was $2.58, $3.44 and $3.23, respectively, and the weighted average fair value of restricted stock units granted was $4.35, $8.89 and $7.00, respectively.

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following assumptions:

	Year Ended December 31,
	2008	2007	2006

Stock Option Plans
Weighted-average expected term	5.0 years	6.1 years	6.1 years
Expected volatility	67%	73%	80%
Risk-free interest rate	3.14%	4.72%	4.71%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Weighted-average expected term	1.65 years	1.42 years	1.4 years
Expected volatility	71%	53%	53%
Risk-free interest rate	2.68%	4.31%	4.77%
Dividend yield	0%	0%	0%

Weighted-Average Expected Life  Prior to January 1, 2008, the expected term of options granted was determined using the “shortcut” method, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”). Under this approach, the expected term was presumed to be the average of the vesting term and the contractual term of the option. As detailed information about the employees’ exercise behavior is now available to the Company, beginning on January 1, 2008, the Company no longer uses the above mentioned shortcut method and determines the expected term of the options granted through a combination of the Company’s own historical exercise experience and expected future exercise activities and post-vesting termination behavior. The change of approach in determining the estimated weighted average expected life resulted in the assumption decreasing from approximately 6.1 years to 5.0 years.

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

As of December 31, 2008, there was $7,880,000, $813,000 and $1,228,000 total unrecognized compensation costs related to non-vested stock option awards issued after January 1, 2006, non-vested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 2.5 years, 2.9 years and 1.4 years, respectively.

Settlement and Modification of Stock Option Awards

On March 7, 2006 (“the Settlement Date”), in settlement for the extinguishment of certain housing loans to three Company officers (see Note 9), the Company increased the exercise price on certain stock option awards held by these officers from $1.10 per share to $8.00 per share, which reduced the aggregate intrinsic value of these options by $3.4 million. These options were accounted for as variable awards. As a result of changes in the Company’s stock price, the Company recorded a $442,000 reduction in share-based compensation expense during the three months ended March 31, 2006. As the exercise price was fixed in March 2006, the contingency was resolved and variable accounting for these options ceased.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standard No. 141R

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). This standard establishes principles and requirements for how an acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in its financial statements. SFAS 141(R) also establishes principles and requirements for how an acquirer recognizes and measures the goodwill acquired in a business combination and it establishes disclosure requirements to facilitate an evaluation of the nature and financial effects of a business combination. SFAS 141(R) is effective for business combinations which occur during the first annual reporting period beginning on or after December 15, 2008. The Company expects the effect of adoption of this standard will be limited to any acquisitions made by the Company which close subsequent to December 31, 2008.

Statement of Financial Accounting Standard No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will require that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet. SFAS 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, as well as requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Beginning in the first quarter of 2009, the Company will adopt these reporting requirements.

Emerging Issues Task Force Issue No. 07-3

Effective January 1, 2008, the Company adopted the Emerging Issues Task Force Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. We adopted the provisions of EITF 07-3 prospectively for new contracts entered into on or after January 1, 2008. The adoption of the provisions of EITF 07-3 on January 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Net Loss per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less weighted average shares subject to repurchase, of which there were none in 2008, 2007 or 2006. Outstanding stock options, warrants, unvested restricted stock units, and shares to be issued upon conversion of outstanding convertible preferred stock, if any, are not included in the net loss per share calculation for the years ended December 31, 2008, 2007 and 2006 because the inclusion of such shares would have had an anti-dilutive effect.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Potentially dilutive securities include the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

Outstanding stock options	4,183	3,207	2,611
Unvested restricted stock units	172	93	34
Warrants to purchase common stock	2,431	2,016	2,016
Convertible preferred stock	—	—	—

4.	Cash, Cash Equivalents, Marketable Securities and Restricted Cash

Cash, cash equivalents, marketable securities and restricted cash consisted of:

	December 31,
	2008	2007
	(In thousands)

Cash	$432	$327
Money market accounts	19,350	17,527
Certificates of deposit	400	604
Government debt securities	1,505	—
Government-sponsored enterprise debt securities	6,620	5,998
Corporate debt securities	9,649	44,049
Asset-backed securities	—	1,490

	$37,956	$69,995

Reported as:
Cash and cash equivalents	$26,036	$31,337
Marketable securities	11,520	38,054
Restricted cash	400	604

	$37,956	$69,995

At December 31, 2008, all securities had a maturity date of less than one year.

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Lab equipment	$12,038	$10,628
Computer equipment and software	4,885	4,763
Furniture	1,123	996
Leasehold improvements	19,135	20,687

	37,181	37,074
Less: accumulated depreciation	(13,029)	(10,918)

	$24,152	$26,156

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment also includes equipment that secures the Company’s equipment financing agreements of $14,338,000 and $16,036,000 at December 31, 2008 and 2007, respectively. Accumulated depreciation related to assets under the equipment financing loans was $9,588,000 and $9,190,000 at December 31, 2008 and 2007, respectively. Depreciation of property and equipment under equipment financing agreements is included in depreciation expense in the statement of cash flows.

6.	Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Accrued compensation	$4,012	$3,532
Accrued professional fees	439	555
Other	754	1,000

	$5,205	$5,087

7.	Commitments

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

The loans are repaid in 36 — 48 monthly installments, from the date of each draw, of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasuries of comparable maturities and ranges from 9.2% to 10.6%. The equipment purchased under the equipment financing agreement is pledged as security. As of December 2008, no additional borrowings were available under the agreements.

Future principal payments under the equipment financing agreements as of December 31, 2008 are as follows (in thousands):

2009	$4,139
2010	2,088
2011	427

Total	$6,654

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

Future minimum lease payments under non-cancelable operating leases, net of sublease income, at December 31, 2008 were as follows (in thousands):

2009	$4,558
2010	5,016
2011	5,138
2012	5,263
2013	4,919
Thereafter	20,792

Total minimum payments	$45,686

The above table reflects $215,000 of sublease income in 2009.

Rental expense, net of sublease income, was $4,778,000, $5,402,000, $2,514,000, and $15,921,000, for the years ended December 31, 2008, 2007 and 2006, and for the period from December 19, 2000 (inception) to December 31, 2008, respectively. Rental income from the sublease agreement was $430,000, and $555,000 for the year ended December 31, 2008 and for the period from December 19, 2000 (inception) to December 31, 2008, respectively. The Company received no rental income in the years ended December 31, 2007 and 2006.

Manufacturing and Supply Agreement

On November 2, 2007, The Company entered into a manufacturing and supply agreement, or the supply agreement, with Autoliv ASP, Inc, or Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into the Company’s Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and the Company executed in October 2005. Under the terms of the supply agreement, Autoliv will develop a manufacturing line capable of producing 10 million chemical heat packages a year. The Company will pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the Food and Drug Administration of a new drug application filed by the Company. If the agreement is terminated by either party, the Company will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the chemical heat packages. Upon payment by the Company, Autoliv will be required to transfer possession and ownership of such equipment and tooling to the Company. Each quarter, with assistance from Autoliv, the Company estimates the amount of work performed on the development of the manufacturing line and recognizes a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. As of December 31, 2008, the Company recorded a fixed asset and a non-current liability of $600,000 related to its commitment to Autoliv for the development of the manufacturing line. Autoliv has also agreed to manufacture, assemble and test the chemical heat packages solely for the Company in conformance with the Company’s specifications. The Company will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by the Company, per chemical heat package delivered. The initial term of the supply agreement expires on December 31, 2012 and may be extended by written mutual consent.

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

In consideration for the Warrant, the Company received an exclusive purchase option (the “Purchase Option”) that gives the Company the right, but not the obligation, to acquire all, but not less than all, of the equity of Allegro, thereby allowing the Company to reacquire all of the Programs. This Purchase Option is exercisable at any time from December 1, 2007 to December 1, 2010, at predetermined prices that increase over time and range from $67.5 million starting December 31, 2007 to $122.5 million through December 1, 2010. The Purchase Option exercise price may be paid for in cash or in a combination of cash and the Company’s common stock, at the Company’s sole discretion, provided that the common stock portion may not exceed 40% of the Purchase Option exercise price, or 10% of the Company’s common stock issued and outstanding as of the purchase option closing date.

The Company consolidated the financial position and results of operations of Allegro in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46R”). The Company believes Allegro is by design a variable interest entity as the Company has a purchase option to acquire Allegro’s outstanding voting stock at prices that are fixed based upon the date the option is exercised. The fixed nature of the purchase option price limits Symphony’s returns, as the investor in Allegro. FIN 46R deems parties to be de facto agents if they cannot sell, transfer, or encumber their interests without the prior approval of an enterprise. Symphony Capital is considered to be a de facto agent of the Company’s pursuant to this provision, and because the Company and Symphony, as a related party group, absorb a majority of Allegro’s variability, the Company evaluated whether,

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pursuant to FIN 46R’s requirements, the Company is most closely associated with Allegro. The Company concluded that it is most closely associated with Allegro and should consolidate Allegro because (1) the Company originally developed the technology that was assigned to Allegro, (2) the Company will continue to oversee and monitor the development program, (3) the Company’s employees will continue to perform substantially all of the development work, (4) the Company significantly influenced the design of the responsibilities and corporate structure of Allegro, (5) Allegro’s operations are substantially similar to the Company’s activities, and (6) through the purchase option, the Company has the ability to meaningfully participate in the benefits of a successful development effort.

The noncontrolling interest in Symphony Allegro, Inc., as presented on the consolidated balance sheets, represents Symphony’s equity investment in Allegro of $50.0 million equity reduced by $10.7 million for the value of the Purchase Option, and by $2.85 million for a structuring fee and related expenses that the Company paid to Symphony Capital in connection with the closing of the Allegro transaction, resulting in the recording of a net noncontrolling interest of $36.5 million on the effective date. The Company has charged the losses incurred by Allegro to the noncontrolling interest in the determination of the Company’s net loss in the consolidated statements of operations and the Company also reduced the noncontrolling interest in the consolidated balance sheets by Allegro’s losses. For the years ended December 31, 2008, 2007 and 2006, the net losses of Allegro charged to the noncontrolling interest were $18.6 million, $10.8 million and $1.7 million, respectively. Effective January 1, 2009, the Company will account for the noncontrolling interest in Symphony Allegro in accordance with SFAS 160.

Endo Pharmaceuticals, Inc.

On December 27, 2007, the effective date, the Company entered into a license, development and supply agreement (the “license agreement”), with Endo Pharmaceuticals, Inc. (“Endo”) for AZ-003 (Staccato fentanyl) and the fentanyl class of molecules for North America. Under the terms of the License Agreement, Endo paid the Company a $10 million upfront fee and Endo was obligated to pay potential additional milestone payments of up to $40 million upon achievement of predetermined regulatory and clinical milestones. Endo was also obligated to pay royalties to the Company on net sales of the product, from which the Company would be required to pay for the cost of goods for the manufacture of the commercial version of the product. Under the terms of the license agreement, the Company had primary responsibility for the development and costs of the Staccato Electronic Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. Endo had the responsibility for future pre-clinical, clinical and regulatory development, and, if AZ-003 was approved for marketing, for commercializing the product in North America. The Company recorded the $10 million upfront fee it received from Endo in January 2008 as deferred revenue. The Company was unable to allocate a fair value to the each of the deliverables outlined in the agreement and therefore accounted for the deliverables as a single unit of accounting. The Company began to recognize the $10 million upfront payment as revenue in the third quarter of 2008 over the estimated performance period of six years, resulting in revenues of $486,000 in 2008.

In January 2009, the Company and Endo mutually agreed to terminate the license agreement, with all rights to AZ-003 reverting back to the Company. The Company’s obligations under the license agreement have been fulfilled upon the termination of the agreement, and the Company will recognize the remaining deferred revenue in the first quarter of 2009.

9.	Related Party Transactions

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

Employee Loan

In May 2005, the Company entered into a secured, non-interest bearing promissory note with an employee, the proceeds of which were used to assist with the purchase of a new home. The promissory note was in the amount of $100,000 and was due and payable in May 2010. Since there was no established exchange price or ready market for the employee note, the Company estimated the note’s present value using a 5.87% interest rate, resulting in a total note receivable discount and a deferred charge of $25,000. The discount on the note receivable and the deferred charge were being amortized to compensation expense over the five year term. During the years ended December 31, 2007 and 2006, the Company recorded $1,000 and $5,000 of compensation expense and interest income, respectively. In 2007, the note was repaid in full.

10.	Common Stock

The Company had reserved shares of common stock for future issuances as of December 31, 2008 as follows:

Stock options outstanding	4,183,348
Unvested restricted stock units outstanding	171,954
2005 Equity Incentive Plan and 2005 Non Employee Director Stock Option Plan — shares available for issuance	1,330,906
Employee Stock Purchase Plan — shares available for issuance	345,495
Warrants outstanding	2,431,242

Total	8,461,845

11.	Warrants

In March 2002, in connection with an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 21,429 shares of Series B preferred stock at a per share price of $1.40. The warrants expire on the later of April 8, 2013. The Company recorded a deferred financing cost of $27,000 related to the issuance of these warrants. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.40, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and a risk-free interest rate of 4.61%. The estimated fair value of the warrants is recorded as debt discount. This amount is amortized to interest expense over the commitment term of the

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment financing agreement. In 2006, the warrant was converted to purchase 4,116 shares of common stock at a price of $7.29 per share. As of December 31, 2008, this warrant remained outstanding and exercisable.

In January and September 2003, in connection with the modifications of an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 24,058 and 19,247 shares of Series C preferred stock, respectively, at a per share price of $1.56. The warrants expire April 8, 2013. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.56, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and risk-free interest rate of 4.05% and 4.45%, respectively. The estimated fair values of $35,000 and $27,000, respectively, are recorded as debt discount and are being amortized to interest expense over the remaining commitment term of the financing agreement. In 2006, these warrants were converted into warrants to purchase 4,852 shares and 3,882 shares of common stock, both at a price of $7.74 shares. As of December 31, 2008, both of these warrants remained outstanding and exercisable.

In March 2004, in connection with the modifications of an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 14,232 shares of Series C preferred stock at a per share price of $1.56. The warrants expire on April 8, 2013. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.56, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and risk-free interest rate of 4.35%. The estimated fair value of $20,000 was recorded as debt discount and amortized to interest expense over the remaining commitment term of the financing agreement. In 2006, the warrant was converted into a warrant to purchase 2,870 shares of common stock at a price of $7.74. As of December 31, 2008, these warrants remained outstanding and exercisable.

In December 2006, in connection with the Symphony Allegro transaction (see Note 8), the Company issued to Holdings a five-year warrant to purchase 2,000,000 shares of the Company’s common stock at $9.91 per share. The warrants issued upon closing were assigned a value of $10.7 million in accordance with the Black-Scholes option valuation methodology assuming an exercise price of $9.91, an expected volatility of 80%, an expected life of 5 years, an expected dividend yield of 0% and risk-free interest rate of 4.45%. This fair value has been recorded as a reduction to the noncontrolling interest in Symphony Allegro. This warrant remains outstanding at December 31, 2008.

In March 2008, in connection with the registered direct equity issuance to Bio*One described in Note 1, the Company issued a warrant to Bio*One to purchase up to 375,000 of additional shares of Alexza common stock at a purchase price per share of $8.00. As outlined in the agreement, the warrant was subject to the same price adjustment as the common stock sale, and effective January 1, 2009 the warrant was adjusted to purchase 415,522 shares at a purchase price of $7.22 per share. The Company committed to initiate and maintain manufacturing operations in Singapore, and the warrant was to become exercisable only if the Company terminates operations in Singapore or does not achieve certain performance milestones. The warrant has a maximum term of 5 years. Net proceeds from the sale of the stock and warrant were approximately $9.84 million after deducting offering expenses. The warrant has been recorded as equity in accordance with the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The settlement of the warrant is within the Company’s control. Specifically, the Company shall use commercially reasonable efforts to maintain an effective registration statement. However, if the registration statement is not effective at the time the warrant is exercised, then the holder is only able to exercise the warrant by means of a cashless exercise. In December 2008, the Company did not meet its defined performance milestone, and as a result the warrant became fully exercisable. This warrant remains outstanding at December 31, 2008.

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

In the third quarter of 2006, the Company began issuing restricted stock units to non-officer employees. Beginning in 2009, the Company began issuing restricted stock units to both officers and to non-employee directors. Restricted stock unit issuances to non-employee directors were made in lieu of paying cash director fees. Restricted stock units granted to officer or non-officer employees generally vest over a four-year period from the grant date. Restricted stock units granted to non-employee directors generally vest one year after the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest.

The 2005 Plan provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 2% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 1,000,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. In May 2008, the Company’s stockholders approved an amendment to the plan to increase the number of shares of the Company’s stock reserved for issuance under the 2005 Plan by an additional 1,500,000 shares.

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

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the summary of stock option activity under the Equity Incentive Plans:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price

Options granted	298,351	$0.34
Options exercised	(9,090)	$0.22

Balance as of December 31, 2001	289,261	$0.34
Options granted	210,777	$1.03
Options exercised	(65,942)	$0.84
Options forfeited	(10,909)	$0.22

Balance as of December 31, 2002	423,187	$0.61
Options granted	703,486	$1.10
Options exercised	(74,904)	$0.60
Options forfeited	(50,092)	$0.57

Balance as of December 31, 2003	1,001,677	$0.95
Options granted	893,952	$1.10
Options exercised	(100,192)	$0.74
Options forfeited	(132,641)	$1.08

Balance as of December 31, 2004	1,662,796	$1.04
Options granted	824,035	$2.86
Options exercised	(380,501)	$0.94
Options forfeited	(98,310)	$1.08

Balance as of December 31, 2005	2,008,020	$1.80
Options granted	848,075	$7.71
Options exercised	(160,662)	$1.28
Options forfeited	(82,938)	$2.00
Options cancelled	(1,453)	$8.64

Balance as of December 31, 2006	2,611,042	$5.23
Options granted	1,054,656	$9.10
Options exercised	(204,423)	$2.11
Options forfeited	(249,536)	$6.98
Options cancelled	(4,875)	$6.60

Balance as of December 31, 2007	3,206,864	$6.56
Options granted	1,472,171	$5.26
Options exercised	(104,428)	$1.55
Options forfeited	(190,284)	$7.20
Options cancelled	(200,975)	$7.81

Balance as of December 31, 2008	4,183,348	$6.14

Options exercisable at:
December 31, 2006	901,425	$4.74
December 31, 2007	1,365,538	$5.54
December 31, 2008	1,950,662	$6.02

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $463,000, $1,662,000, and $1,003,000, respectively. None of the Company’s options have expired.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the stock options outstanding at December 31, 2008 is summarized below:

	Outstanding			Exercisable
		Remaining			Remaining
		Contractual	Aggregate		Contractual	Aggregate
	Number	Life	Intrinsic	Number	Life	Intrinsic
Exercise Price	of Shares	(In Years)	Value	of Shares	(In Years)	Value

$1.10 - 1.38	606,087	5.89	$1,197,000	539,132	5.87	$1,068,000
2.64 - 4.24	243,680	8.58	4,000	58,624	7.03	—
4.35 - 4.35	523,700	9.52	—	—	—	—
4.41 - 6.24	482,900	9.35	—	5,466	9.40	—
6.55 - 7.20	597,323	7.85	—	348,338	7.76	—
7.30 - 7.90	155,722	8.75	—	58,854	8.67	—
8.00 - 8.00	600,457	5.63	—	530,430	5.45	—
8.01 - 8.89	625,420	8.46	—	236,620	8.41	—
8.91 - 11.70	348,059	8.15	—	173,198	8.09	—

	4,183,348	7.82	$1,201,000	1,950,662	6.73	$1,068,000

The intrinsic value is calculated as the difference between the market value as of December 31, 2008 and the exercise price of the shares. The market value as of December 31, 2008 was $3.17 as reported by the NASDAQ Stock Market.

Information with respect to nonvested share units (restricted stock units) as of December 31, 2008 is as follows:

		Weighted
	Number	Average
	of	Grant - Date
	Shares	Fair Value

Outstanding at January 1, 2006	—	$—
Granted	34,680	7.00
Released	—	—
Forfeited	(600)	7.00

Outstanding at December 31, 2006	34,080	7.00
Granted	74,575	8.89
Released	(8,245)	7.00
Forfeited	(7,285)	7.71

Outstanding at December 31, 2007	93,125	8.42
Granted	112,423	4.35
Released	(23,443)	8.33
Forfeited	(10,151)	7.00

Outstanding at December 31, 2008	171,954	5.86

The total intrinsic value of restricted stock units released during the years ended December 31, 2008 and 2007 was $131,000 and $68,000, respectively, the Company did not have any restricted stock units released during the year ended December 31, 2006.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company authorized shares of common stock for issuance under the Plans as follows.

Year	Number of Shares

2001	363,636
2002	770,732
2003	454,545
2004	1,000,000
2005	25,544
2006	1,327,990
2007	676,386
2008	2,174,840

As of December 31, 2008, 1,330,906 shares remained available for issuance under the 2005 Plan and the Directors’ Plan.

On January 1, 2009 an additional 693,917 shares were authorized for issuance under the evergreen provisions of the 2005 Plan and the Directors’ Plan.

2005 Employee Stock Purchase Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”) and authorized for issuance thereunder 500,000 shares of common stock. The ESPP allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of a fixed offering period, generally twenty-four months with four purchase periods within each offering period. Purchases are generally made on the last trading day of each October and April. Employees purchase shares at each purchase date at 85% of the market value of our common stock on their enrollment date or the end of the purchase period, whichever price is lower. The Company issued 305,146, 205,870, and 131, 682 shares at a weighted average prices of $3.84, $6.83, and $6.80 in 2008, 2007, and 2006, respectively.

The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2008 and 2007 an additional 250,000 and 238,193 shares, respectively, were reserved for issuance under this provision. At December 31, 2008, 345,495 shares are available for issuance under the ESPP.

On January 1, 2009 an additional 250,000 shares were reserved for issuance under the ESPP.

13.	401(k) Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations. Pursuant to the 401(k) Plan, the Company does not match any employee contributions.

14.	Government Research Grants

The Company has been awarded grants from the National Institute of Health (“NIH”) for various research and development projects. The Company’s federal government research grants provide for the reimbursement of

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

qualified expenses for research and development as defined under the terms of each grant. As of December 31, 2008 and 2007, the Company had no NIH grants in place.

15.	Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception.

The reported amount of income tax expense attributable to operations for the year differs from the amount that would result from applying domestic federal statutory tax rates to loss before income taxes from operations as summarized below (in thousands):

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Federal tax benefit at statutory rate	$(19,873)	$(15,321)	$(14,214)
State tax benefit net of federal effect	(3,402)	(2,629)	(2,436)
Research and development credits	(2,693)	(3,538)	(1,189)
Other permanent differences	19	20	17
Share-based compensation	1,450	274	543
Change in valuation allowance	24,567	21,193	17,317
Other	(68)	1	(38)

Total	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The deferred tax asset was calculated using an effective tax rate of 40%. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2008	2007
	(In thousands)

Federal and state net operating loss carryforwards	$58,451	$60,516
Federal and state research and development credit carryforwards	10,210	7,093
Accrued liabilities	2,736	287
Capitalized research and development costs	23,216	829
Other	42	678

Total deferred tax assets	94,655	69,403
Valuation allowance	(94,655)	(69,403)

Net deferred tax assets	$—	$—

The Company’s accounting for deferred taxes under SFAS No. 109, Accounting for Income Taxes, involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance increased by approximately $25,252,000 and $20,847,000 during the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008 the Company had federal net operating loss carryforwards of approximately $149,137,000. The Company also had federal research and development tax credit carryforwards of approximately $6,862,000. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2020, if not utilized.

As of December 31, 2008, the Company had state net operating loss carryforwards of approximately $140,525,000, which will begin to expire in 2012. The Company also had state research and development tax credit carryforwards of approximately $4,954,000, which have no expiration, and a Manufacturer’s Investment Credit of $78,000, which will begin to expire in 2009, if not utilized.

As of December 31, 2008, approximately $455,000 of deferred tax assets is attributable to certain employee stock option deductions and the federal and state net operating loss carryforward has been adjusted accordingly. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation with substantial effect, due to the ownership change limitations provided by the Internal Revenue Code that are applicable if the Company experiences an “ownership change”. That may occur, for example, as a result of the initial public offering aggregated with certain other sales of our stock.

The Company recognized an, increase to the deferred tax assets in 2007,to decrease its reserve for unrecognized tax benefits as a result of the implementation of FIN 48. Because of the correlative reduction in the Company’s full valuation allowance, this adjustment did not result in a credit to deficit accumulated during development stage. During 2008, the Company performed an analysis of its research and development credits. As a result of this analysis, the Company decreased its reserve for unrecognized tax benefits related to research and development credits from 25% for both federal and state taxes to 10% for federal taxes and 20% for state taxes. Because of the correlative reduction in the Company’s full valuation allowance, this adjustment did not result in a credit to the statement of operations.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,635
Additions based on tax positions taken during a prior period	—
Reductions based on tax positions taken during a prior period	—
Additions based on tax positions taken during the current period	611
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2007	$2,246
Additions based on tax positions taken during a prior period	—
Reductions based on tax positions taken during a prior period	(1,067)
Additions based on tax positions taken during the current period	401
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2008	$1,580

The Company has not incurred any interest or penalties as of December 31, 2008. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the US and various states jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years starting with 2000 to 2007 remain open in various taxing jurisdictions.

16.	Development Agreement

In October 2005, the Company entered into a development agreement with Autoliv ASP, Inc. (“Autoliv”) for the development of heat packages that can be incorporated into the Company’s proprietary single dose drug delivery device for sale by the Company. Under the terms of the development agreement, Autoliv and the Company agreed to contribute $2,500,000 each toward the development efforts. The Company’s contribution was expected to include approximately $1,750,000 for purchases of equipment and $750,000 for co-development efforts. Equipment purchased by the Company is owned by the Company. In 2008, 2007 and 2006 the Company paid $83,000, $334,000 and $333,000, respectively, to Autoliv for co-development fees under the agreement.

On November 2, 2007, the Company entered into a Manufacturing and Supply Agreement, (“Supply Agreement”), with Autoliv relating to the commercial supply of heat packages that can be incorporated into its Staccato device (the “Chemical Heat Packages”). Under the terms of the Supply Agreement, Autoliv will develop a manufacturing line capable of producing 10 million Chemical Heat packages a year. The Company will pay Autoliv $12 million upon the earlier of December 31, 2011, or 60 days after the approval by the FDA of an NDA filed by the Company. If either party terminates the Supply Agreement the Company will be required to reimburse Autoliv for certain expenses related to the equipment and tooling used in the production and testing of the Chemical Heat Packages up to $12 million. Upon either payment, Autoliv will be required to transfer possession and ownership of such equipment and tooling to the Company. The Company estimates the amount of work performed on the development of the manufacturing line and recognizes a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. As of December 31, 2008, the Company has recorded a fixed asset and a non-current liability of $600,000 related to its commitment to Autoliv for the development of the manufacturing line.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Autoliv has agreed to manufacture, assemble and test the Chemical Heat Packages solely for the Company in conformance with the Company’s specifications. The Company will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by the Company, per Chemical Heat Package delivered. The initial term of the Supply Agreement expires on December 31, 2012 and may be extended by mutual written consent. The Supply Agreement provides that during the term of the Supply Agreement, Autoliv will be the Company’s exclusive supplier of the Chemical Heat Packages. In addition, the Supply Agreement grants Autoliv the right to negotiate for the right to supply commercially any second generation chemical heat package (a “Second Generation Product”) and provides that the Company will pay Autoliv certain royalty payments if the Company manufactures Second Generation Products itself or if the Company obtains Second Generation Products from a third party manufacturer. Upon the expiration or termination of the Supply Agreement the Company will be required, on an ongoing basis, to pay Autoliv certain royalty payments related to the manufacture of the Chemical Heat Packages by the Company or third party manufacturers. No Chemical Heat Packages have been purchased under this agreement as of December 31, 2008.

17.	Subsequent Events

In January 2009, the Company consolidated its operations, with a primary focus on the continued rapid development of AZ-004. The restructuring included a workforce reduction of 52 employees, representing approximately 33% of the Company’s total workforce In addition, the Company announced that it would not commit additional resources to the development of AZ-003 in 2009 as a result of the termination of the Endo license, development and supply agreement (See Note 8).

18.	Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

	Quarter Ended
	March 31	June 30	September 30	December 31

Fiscal 2008
Loss from operations	$(19,155)	$(20,500)	$(21,067)	$(17,998)
Loss before noncontrolling interest in Symphony Allegro, Inc.	(18,366)	(20,013)	(20,758)	(17,904)
Net loss	(14,609)	(14,122)	(14,692)	(15,027)
Basic and diluted net loss per share	(0.47)	(0.43)	(0.45)	(0.46)
Shares used in computation of basic and diluted net loss per share	31,225	32,532	32,610	32,821
Fiscal 2007
Loss from operations	$(13,820)	$(14,159)	$(15,136)	$(17,418)
Loss before noncontrolling interest in Symphony Allegro, Inc.	(12,998)	(12,922)	(13,717)	(16,273)
Net loss	(10,916)	(10,278)	(10,752)	(13,173)
Basic and diluted net loss per share	(0.46)	(0.36)	(0.35)	(0.42)
Shares used in computation of basic and diluted net loss per share	23,869	28,480	30,975	31,097

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

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

As of December 31, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Our independent registered public accounting firm, Ernst &Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on the effectiveness of our internal control over financial reporting. Their report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Alexza Pharmaceuticals, Inc.

We have audited Alexza Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alexza Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Alexza Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alexza Pharmaceuticals, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 and for the period from December 19, 2000 (inception) to December 31, 2008 of Alexza Pharmaceuticals, Inc. and our report dated March 9, 2009, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 9, 2009

Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item concerning our directors is incorporated by reference to the information to be set forth in the sections entitled “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2008, or the Proxy Statement. The information required by this Item concerning our executive officers is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled “Executive Officers.” Information regarding compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics and certain information related to our Audit Committee and Ethics Committee is set forth under the heading “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the information under the caption “Executive Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days from the end of our last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to stock ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans are incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Securities Authorized For Issuance Under Equity Compensation Plans

We maintain the 2005 Equity Incentive Plan, 2005 Non-Employee Directors’ Stock Option Plan and 2005 Employee Stock Purchase Plan pursuant to which we may grant equity awards to eligible persons.

The following table gives information about equity awards under our 2005 Equity Incentive Plan, 2005 Non-Employee Directors’ Stock Option Plan and 2005 Employee Stock Purchase Plan as of December 31, 2008.

	(a)	(b)	(c)
	Number of Securities	Weighted-Average	Number of Securities Remaining
	to be Issued upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	4,355,302	$5.90	1,676,401	(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	4,355,302	$5.90	1,676,401

(1)	The 2005 Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 2005 Plan will increase by a number equal to the lesser of (i) 1,000,000 shares, (ii) 2% of the outstanding shares on December 31 of the preceding calendar year, or (iii) an amount determined by our Board.

The Directors’ Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the Director’s Plan will increase by the number of shares subject to options granted during the preceding calendar year less the number of shares that revert back to the share reserve during the preceding calendar year.

The ESPP incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the ESPP will increase by a number equal to the lesser of (i) 250,000 shares, (ii) 1% of the outstanding shares on December 31 of the preceding calendar year, or (iii) an amount determined by our Board.

(2)	Of these shares, 345,495 shares remain available for purchase under the ESPP.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required in this Item 13 is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions and Director Independence” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 under the caption “Principal Accountant Fees and Services” is incorporated by reference to the information in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

See Index to Financial Statements under Item 8 on page 66

(a) 2. Financial Statement Schedules

All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a) 3. Exhibits

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.5		Restated Certificate of Incorporation(1)
3.7		Amended and Restated Bylaws(1)
3.8		Amendment to Amended and Restated Bylaws(5)
4.1		Specimen Common Stock Certificate(1)
4.2		Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
10.2		Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(9)*
10	.3◆	Form of Change of Control Agreement*
10.4		2005 Equity Incentive Plan(8)*
10.5		Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)*
10.6		2005 Non-Employee Directors’ Stock Option Plan(1)
10.7		Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10.8		2005 Employee Stock Purchase Plan(1)*
10.9		Form of Offering Document to 2005 Employee Stock Purchase Plan(1)*
10.10		Lease between Registrant and California Pacific Commercial Corporation dated March 20, 2002(1)
10.11		First Amendment to Lease between Registrant and California Pacific Commercial Corporation dated May 8, 2003(1)
10.12		Second Amendment to Lease between Registrant and California Pacific Commercial Corporation dated February 11, 2005(1)
10.13		Development Agreement between Registrant and Autoliv ASP, Inc. dated October 3, 2005(1)
10.14		Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 20, 2002, as amended on January 7, 2003, September 3, 2003, March 18, 2004 and May 16, 2005(1)
10.15		Master Security Agreement between Registrant and General Electric Capital Corporation dated May 17, 2005, as amended on May 18, 2005(1)
10.16		Promissory Note between Registrant and General Electric Capital Corporation dated June 15, 2005(1)
10.17		Promissory Note between Registrant and General Electric Capital Corporation dated August 24, 2005(1)
10.20		Warrant to Purchase shares of Series B Preferred Stock issued to Silicon Valley Bank dated March 20, 2002(1)
10.21		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated January 7, 2003, as amended on March 4, 2003(1)
10.22		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 19, 2003(1)
10.23		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated April 7, 2004(1)
10.24		Lease Agreement between the Brittania, LLC and the Registrant dated August 25, 2006(2)
10	.26†	Purchase Option Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.27		Warrant Purchase Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006(2)
10.28		Warrant to Purchase shares of Common Stock issued to Symphony Allegro Holdings LLC dated December 1, 2006(2)
10	.29†	Amended and Restated Research and Development Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)

Exhibit
Number		Description of Document

10.30		Registration Rights Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006(2)
10	.31†	Novated and Restated Technology License Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.32		Confidentiality Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.33		2007 Performance Bonus Program*(2)
10.34		First Amendment to Lease between Britannia Hacienda VIII LLC and the Registrant dated May 4, 2007(3)
10	.35†	Second Amendment to Lease between Britannia Hacienda VIII LLC and the Registrant dated August 28, 2007(4)
10	.36†	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007(5)
10.38		Offer Letter between the Registrant and Michael Simms, dated January 23, 2008(5)
10.39		Stock and Warrant Purchase Agreement between Registrant and Biomedical Investment Fund Pte Ltd., dated March 26, 2008(6)
10.40		Warrant to Purchase shares of Common Stock issued to Biomedical Investment Fund Pte Ltd. dated March 27, 2008(6)
10.41		Common Stock Purchase Agreement between Registrant and Azimuth Opportunity Ltd. dated March 31, 2008(7)
10	.42◆	Form of Notice of Grant of Award and Stock Unit Award Agreement to 2005 Equity Incentive Plan
10.43		2006 Performance Bonus Program*(10)
10.44		2008 Performance Bonus Program*(11)
10.45		2009-2010 Performance Based Incentive Program*(12)
14.1		Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)
21	.1◆	Subsidiaries of Registrant
23	.1◆	Consent of Independent Registered Public Accounting Firm
24	.1◆	Power of Attorney included on the signature pages hereto
31	.1◆	Section 302 Certification of CEO.
31	.2◆	Section 302 Certification of CFO.
32	.1◆	Section 906 Certifications of CEO and CFO.

*	Management contract or compensation plan or arrangement.

◆	Filed herein

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

††	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644)

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008

(6)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 17, 2008

(7)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 31, 2008

(8)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 30, 2008.

(9)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 14, 2008.

(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on June 5, 2006.

(11)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on April 16, 2008.

(12)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 24, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXZA PHARMACEUTICALS, INC.

By:	/s/ THOMAS B. KING
Thomas B. King
President and Chief Executive Officer

Dated: March 10, 2009

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

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2009.

Signature	Title

/s/ THOMAS B. KING Thomas B. King	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ AUGUST J. MORETTI August J. Moretti	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ HAL V. BARRON Hal V. Barron	Director

/s/ SAMUEL D. COLELLA Samuel D. Colella	Director

/s/ ALAN D. FRAZIER Alan D. Frazier	Director

/s/ DEEPIKA R. PAKIANATHAN Deepika R. Pakianathan	Director

Signature	Title

/s/ J. LEIGHTON READ J. Leighton Read	Director

/s/ GORDON RINGOLD Gordon Ringold	Director

/s/ ISAAC STEIN Isaac Stein	Director

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.5		Restated Certificate of Incorporation(1)
3.7		Amended and Restated Bylaws(1)
3.8		Amendment to Amended and Restated Bylaws(5)
4.1		Specimen Common Stock Certificate(1)
4.2		Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
10.2		Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(9)*
10	.3◆	Form of Change of Control Agreement*
10.4		2005 Equity Incentive Plan(8)*
10.5		Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)*
10.6		2005 Non-Employee Directors’ Stock Option Plan(1)
10.7		Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10.8		2005 Employee Stock Purchase Plan(1)*
10.9		Form of Offering Document to 2005 Employee Stock Purchase Plan(1)*
10.10		Lease between Registrant and California Pacific Commercial Corporation dated March 20, 2002(1)
10.11		First Amendment to Lease between Registrant and California Pacific Commercial Corporation dated May 8, 2003(1)
10.12		Second Amendment to Lease between Registrant and California Pacific Commercial Corporation dated February 11, 2005(1)
10.13		Development Agreement between Registrant and Autoliv ASP, Inc. dated October 3, 2005(1)
10.14		Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 20, 2002, as amended on January 7, 2003, September 3, 2003, March 18, 2004 and May 16, 2005(1)
10.15		Master Security Agreement between Registrant and General Electric Capital Corporation dated May 17, 2005, as amended on May 18, 2005(1)
10.16		Promissory Note between Registrant and General Electric Capital Corporation dated June 15, 2005(1)
10.17		Promissory Note between Registrant and General Electric Capital Corporation dated August 24, 2005(1)
10.20		Warrant to Purchase shares of Series B Preferred Stock issued to Silicon Valley Bank dated March 20, 2002(1)
10.21		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated January 7, 2003, as amended on March 4, 2003(1)
10.22		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 19, 2003(1)
10.23		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated April 7, 2004(1)
10.24		Lease Agreement between the Brittania, LLC and the Registrant dated August 25, 2006(2)
10	.26†	Purchase Option Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.27		Warrant Purchase Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006(2)
10.28		Warrant to Purchase shares of Common Stock issued to Symphony Allegro Holdings LLC dated December 1, 2006(2)
10	.29†	Amended and Restated Research and Development Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)

Exhibit
Number		Description of Document

10.30		Registration Rights Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006(2)
10	.31†	Novated and Restated Technology License Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.32		Confidentiality Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.33		2007 Performance Bonus Program*(2)
10.34		First Amendment to Lease between Britannia Hacienda VIII LLC and the Registrant dated May 4, 2007(3)
10	.35†	Second Amendment to Lease between Britannia Hacienda VIII LLC and the Registrant dated August 28, 2007(4)
10	.36†	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007(5)
10.38		Offer Letter between the Registrant and Michael Simms, dated January 23, 2008(5)
10.39		Stock and Warrant Purchase Agreement between Registrant and Biomedical Investment Fund Pte Ltd., dated March 26, 2008(6)
10.40		Warrant to Purchase shares of Common Stock issued to Biomedical Investment Fund Pte Ltd. dated March 27, 2008(6)
10.41		Common Stock Purchase Agreement between Registrant and Azimuth Opportunity Ltd. dated March 31, 2008(7)
10	.42◆	Form of Notice of Grant of Award and Stock Unit Award Agreement to 2005 Equity Incentive Plan
10.43		2006 Performance Bonus Program*(10)
10.44		2008 Performance Bonus Program*(11)
10.45		2009-2010 Performance Based Incentive Program*(12)
14.1		Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)
21	.1◆	Subsidiaries of Registrant
23	.1◆	Consent of Independent Registered Public Accounting Firm
24	.1◆	Power of Attorney included on the signature pages hereto
31	.1◆	Section 302 Certification of CEO.
31	.2◆	Section 302 Certification of CFO.
32	.1◆	Section 906 Certifications of CEO and CFO.

*	Management contract or compensation plan or arrangement.

◆	Filed herein

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

††	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644)

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008

(6)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 17, 2008

(7)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 31, 2008

(8)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 30, 2008.

(9)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 14, 2008.

(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on June 5, 2006.

(11)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on April 16, 2008.

(12)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 24, 2009.