Form 10-Q
period 2009-03-31
Alexza Pharmaceuticals Inc.
filed 2009-05-11
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(Registrant’s telephone number, including area code): (650) 944-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of May 1, 2009: 33,204,234.

ALEXZA PHARMACEUTICALS, INC.

page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 and for the period from December 19, 2000 (inception) to March 31, 2009	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period from December 19, 2000 (inception) to March 31, 2009	5
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1A. Risk Factors	32

Item 1. Legal Proceedings	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults Upon Senior Securities	50

Item 4. Submission of Matters to a Vote of Security Holders	50

Item 5. Other Information	50

Item 6. Exhibits	50

SIGNATURES	51
EX-10.46
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2009	2008(1)
ASSETS
Current assets:
Cash and cash equivalents	$20,605	$26,036
Marketable securities	2,536	11,520
Investments held by Symphony Allegro, Inc.	17,587	21,318
Prepaid expenses and other current assets	642	1,130

Total current assets	41,370	60,004

Property and equipment, net	24,173	24,152
Restricted cash	400	400
Other assets	67	79

Total assets	$66,010	$84,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,074	$4,928
Accrued clinical trial expenses	653	1,294
Other accrued expenses	3,694	5,205
Deferred revenues	—	1,667
Current portion of equipment financing obligations	3,658	4,139

Total current liabilities	12,079	17,233

Deferred rent	17,084	17,386
Deferred revenue	—	7,847
Noncurrent portion of equipment financing obligations	1,788	2,515
Other noncurrent liabilities	960	600

Stockholders’ equity:
Alexza Pharmaceuticals, Inc. stockholder equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in-capital	258,298	256,426
Deferred share-based compensation	(110)	(219)
Other comprehensive income (loss)	(4)	28
Deficit accumulated during development stage	(224,259)	(222,545)

Total Alexza Pharmaceuticals, Inc. stockholders’ equity	33,928	33,693
Noncontrolling interest in Symphony Allegro, Inc.	171	5,361

Total stockholders’ equity	34,099	39,054

Total liabilities and stockholders’ equity	$66,010	$84,635

(1)	Condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements at that date, adjusted for the retrospective application of SFAS 160. See Note 1.
See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

			Period from
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2009	2008	2009
Revenue	$9,514	$—	$16,945

Operating expenses:
Research and development	10,965	14,693	215,648
General and administrative	3,864	4,462	66,568
Restructuring charges	1,528	—	1,528
Acquired in-process research and development	—	—	3,916

Total operating expenses	16,357	19,155	287,660

Loss from operations	(6,843)	(19,155)	(270,715)

Interest and other income, net	97	1,080	13,903
Interest expense	(158)	(291)	(3,739)

Net loss	(6,904)	(18,366)	(260,551)

Net loss attributed to noncontrolling interest in Symphony Allegro, Inc.	5,190	3,757	36,292

Net loss attributable to Alexza common stockholders	$(1,714)	$(14,609)	$(224,259)

Net loss attributable to Alexza common stockholders	$(0.05)	$(0.47)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	32,967	31,225

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(6,904)	$(18,366)	$(260,551)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Share-based compensation	1,962	1,409	13,801
Extinguishment of officer note receivable	—	—	2,300
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	12	16	374
Amortization of premium (discount) on available-for-sale securities	3	(327)	(724)
Depreciation and amortization	1,257	1,350	18,016
Loss on disposal of property and equipment	—	10	83
Changes in operating assets and liabilities:
Other receivables	—	10,745	—
Prepaid expenses and other current assets	488	337	(636)
Other assets	—	(55)	(2,625)
Accounts payable	(854)	(1,973)	3,945
Accrued clinical and other accrued liabilities	(2,152)	174	647
Deferred revenues	(9,514)	—	—
Other liabilities	(302)	1,450	20,474

Net cash used in operating activities	(16,004)	(5,230)	(200,666)

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,557)	(14,873)	(327,470)
Maturities of available-for-sale securities	11,506	14,649	325,655
Purchases of available-for-sale securities held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	3,731	3,513	32,388
(Increase)/decrease in restricted cash	—	42	(400)
Purchases of property and equipment	(918)	(1,203)	(41,075)
Proceeds from disposal of property and equipment	—	—	28
Cash paid for merger	—	—	(250)

Net cash provided by (used in) investing activities	11,762	2,128	(61,099)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2009	2008	2009
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	—	9,840	120,732
Proceeds from exercise of stock options and stock purchase rights under the Employee Stock Purchase Plan	19	68	4,772
Repurchases of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc, net of fees	—	—	47,171
Proceeds from equipment financing obligations	—	—	18,932
Payments of equipment financing obligations	(1,208)	(1,106)	(13,939)

Net cash provided by (used in) financing activities	(1,189)	8,802	282,370

Net increase (decrease) in cash and cash equivalents	(5,431)	5,700	20,605
Cash and cash equivalents at beginning of period	26,036	31,337	—

Cash and cash equivalents at end of period	$20,605	$37,037	$20,605

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other interim period or any other future year.
The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed on March 10, 2009.
Basis of Consolidation
The consolidated financial statements include the accounts of Alexza, its wholly-owned subsidiaries, Alexza Singapore Pte. Ltd., Alexza Singapore Manufacturing Pte. Ltd., and Alexza UK Limited, and Alexza’s variable interest entity, Symphony Allegro, Inc. (“Allegro”). Alexza is considered the primary beneficiary of Allegro as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated.
Significant Risks and Uncertainties
The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. The Company has financed its operations primarily through the sale of equity securities, licensing collaborations, capital lease and equipment financing and government grants. The Company will need to raise additional capital to fund its operations, to develop its product candidates, to develop its manufacturing capabilities, and to reacquire program rights currently licensed to Symphony Allegro, Inc. (see note 12), and such funding may not be available or may be on terms which are not favorable to the Company.
Recently Adopted Accounting Standards
Statement of Financial Accounting Standards No. 160
In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes additional reporting requirements that identify and distinguish between the ownership interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for interim periods and fiscal years beginning after December 15, 2008. On January 1, 2009, we adopted the provisions of SFAS 160 and reclassified the noncontrolling interest in Allegro from liabilities to stockholders’ equity on our Condensed Consolidated Balance Sheets on a retrospective basis. In addition, consolidated net loss has been adjusted to include the net loss attributed to the noncontrolling interest in Allegro and consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributed to noncontrolling interest in Allegro.
FASB Staff Position 157-2
In February 2008, the FASB issued FASB Staff Position 157-2 Partial Deferral of the Effective Date of Statement 157 (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Therefore effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not materially impact our financial position or results of operations.
Statement of Financial Accounting Standard No. 141(R)
In December 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). This standard establishes principles and requirements for how an acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree in its financial statements. SFAS 141(R) also establishes principles and requirements for how an acquirer recognizes and measures the goodwill acquired in a business combination and it establishes disclosure requirements to facilitate an evaluation of the nature and financial effects of a business combination. The effect of adoption of this standard is limited to any acquisitions made by the Company which close subsequent to December 31, 2008.
Recently Issued Accounting Standards
Financial Accounting Standards Board Staff Position 107-1 and APB 28-1
In April 2009, the FASB issued FASB Staff Position Number FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1/APB 28-1”). FSP 107-1/ APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” FSP 107-1/APB 28-1 requires disclosures about the methods and significant assumptions used to estimate fair value of financial instruments for interim reporting periods, as well as changes in those methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. Accordingly, the Company will adopt the disclosure requirements of FSP 107-1/APB 28-1 in its condensed consolidated financial statements for the interim period ending June 30, 2009.
Financial Accounting Standards Board Staff Position 115-2 and 124-2
In April 2009, the FASB issued FASB Staff Position Number FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. The Company is evaluating the impact of adopting FSP 115-2/124-2 on its financial position, results of operations and cash flows.

Financial Accounting Standards Board Staff Position 157-4
In April 2009, the FASB issued FASB Staff Position Number FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Has Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement Number 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company is evaluating the impact of adopting FSP FAS 157-4 on its financial position, results of operations and cash flows.
2. Common Stock Offerings
Equity Line of Credit
In March 2008, the Company obtained a committed equity line of credit under which the Company may sell, subject to certain limitations, up to $50 million of its registered common stock to Azimuth Opportunity, Ltd. (“Azimuth”) over a 24-month period. The Company is not obligated to utilize any of the $50 million equity line of credit.
The Company will determine, at its sole discretion, the timing, the dollar amount, and the minimum price per share of each draw under this equity line of credit, subject to certain conditions. When and if the Company elects to use the equity line of credit, the Company will issue shares to Azimuth at a discount of between 4.15% and 6.00% to the volume weighted average price of the Company’s common stock over a preceding period of trading days. Azimuth is not required to purchase any shares below $5.00 per share, and any shares sold under this equity line of credit will be sold pursuant to a shelf registration statement declared effective by the SEC on April 16, 2007. At May 4, 2009, the Company’s stock price was $1.58. The agreement will terminate on March 31, 2010 and as of March 31, 2009, there have been no sales of common stock under this agreement.
Registered Direct Equity Issuance
In March 2008, the Company completed the sale of 1,250,000 shares of its registered common stock to Biomedical Sciences Investment Fund Pte. Ltd. (“Bio*One”) at a price of $8.00 per share. As outlined in the agreement, if the average closing price of the Company’s stock over a 45 consecutive day trading period did not exceed $8.00 between the closing date and December 31, 2008, Bio*One would receive 135,041 additional shares, which would adjust the effective purchase price to $7.22 per share. The Company’s average stock price did not meet this level during the specified period and the Company issued the additional shares to Bio*One in January 2009.
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
3. Fair Value Accounting
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
The following table represents the Company’s fair value hierarchy, as defined by SFAS 157, for its financial assets (cash equivalents and marketable securities and investments held by Symphony Allegro, Inc.) measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2009
Money market funds	$18,499	$—	$—	$18,499
Money market fund held by Symphony Allegro, Inc.	17,587	—	—	17,587
Corporate debt securities	—	3,023	—	3,023
Government-sponsored enterprises	—	1,513	—	1,513

Total	$36,086	$4,536	$—	$40,622

	Level 1	Level 2	Level 3	Total
December 31, 2008
Money market funds	$19,350	$—	$—	$19,350
Money market fund held by Symphony Allegro, Inc.	21,318	—	—	21,318
Corporate debt securities	—	9,649	—	9,649
Government securities	—	1,505	—	1,505
Government-sponsored enterprises	—	6,620	—	6,620

Total	$40,668	$17,774	$—	$58,442

4. Share-Based Compensation Plans
2005 Equity Incentive Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan is an amendment and restatement of the Company’s previous stock option plans. Stock options issued under the 2005 Plan generally vest over 4 years, based on service time, or upon the accomplishment of certain milestones and have a maximum contractual term of 10 years.
In the third quarter of 2006, the Company began issuing restricted stock units to non-officer employees and in the first quarter of 2009, the Company began issuing restricted stock units to both officers and to non-employee directors. Restricted stock unit issuances to non-employee directors were made in lieu of paying cash director fees. Restricted stock units granted to officer or non-officer employees generally vest over a four-year period from the grant date or upon the accomplishment of certain milestones. Restricted stock units granted to non-employee directors generally vest one year after the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest.
The 2005 Plan provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 2% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 1,000,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2009 and 2008 an additional 656,417 and 622,757, respectively, shares of the Company’s common stock were reserved for issuance under this provision.

2005 Non-Employee Directors’ Stock Option Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors, which vest over four years and have a term of 10 years. The Directors’ Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2009 and 2008 an additional 37,500 and 52,083, respectively, shares of the Company’s common stock were reserved for issuance under this provision.
The following table sets forth the summary of option activity under the Company’s share-based compensation plans for the three months ended March 31, 2009:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2008	4,183,198	$6.14
Options granted	858,068	2.61
Options exercised	(14,699)	1.28
Options canceled	(180,886)	6.08

Balance at March 31, 2009	4,845,681	5.53

The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $13,000 and $181,000, respectively.
Information regarding the stock options outstanding at March 31, 2009 is summarized below:

	Outstanding			Exercisable
		Remaining			Remaining
		Contractual	Aggregate		Contractual	Aggregate
Exercise	Number	Life	Intrinsic	Number	Life	Intrinsic
Price	of Shares	(in years)	Value	of Shares	(in years)	Value
$1.10 – 1.38	590,247	5.66	$601,000	558,436	5.64	$570,000
2.10 – 2.64	266,798	9.90	29,000	—	—	—
2.81 – 2.81	522,150	9.81	—	274,752	9.81	—
3.13 – 4.24	272,357	8.81	—	56,143	6.86	—
4.35 – 4.35	498,800	9.27	—	6,300	9.27	—
4.41 – 6.66	583,408	9.09	—	124,815	9.05	—
6.67 – 8.76	584,215	7.58	—	417,275	7.54	—
8.00 – 8.00	600,457	5.38	—	545,735	5.24
8.01 – 11.70	927,249	8.10	—	471,782	8.04	—

	4,845,681	7.97	$630,000	2,455,238	7.01	$570,000

The intrinsic value is calculated as the difference between the market value as of March 31, 2009 and the exercise price of the shares. The market value as of March 31, 2009, was $2.21 as reported by NASDAQ Global Market.

The following table sets forth the summary of unvested share units (restricted stock units) activity under the Company’s equity incentive plans for the three months ended March 31, 2009:

		Weighted
	Number	Average
	Of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2008	171,954	$5.86
Granted	961,639	2.19
Released	(12,253)	6.04
Forfeited	(35,525)	5.84

Outstanding at March 31, 2009	1,085,815	2.60

As of March 31, 2009, 421,677 shares remained available for issuance under the 2005 Plan and the Directors’ Plan.
2005 Employee Stock Purchase Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of a fixed offering period, generally twenty-four months with four purchase periods within each offering period. Purchases are generally made on the last trading day of each October and April. Employees purchase shares at each purchase date at 85% of the market value of the Company’s common stock on their enrollment date or the end of the purchase period, whichever price is lower.
The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. An additional 250,000 shares were reserved for issuance on each of January 1, 2009 and 2008 under this provision. At March 31, 2009, 595,495 shares are available for issuance under the ESPP.
5. Share-Based Compensation
Employee Share-Based Awards Granted Prior to January 1, 2006
Compensation cost for employee stock options granted prior to January 1, 2006, was accounted for using the option’s intrinsic value. The Company recorded the total valuation of these options as a component of stockholders’ equity, which is being amortized over the vesting period of the applicable option on a straight line basis. The Company expects to expense the remaining deferred stock-based compensation of $109,000 in 2009.
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
Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units
During the three months ended March 31, 2009 and 2008, the weighted average fair value of the employee stock options granted was $1.76 and $3.84, respectively. The weighted average fair value of restricted stock units issued was $2.19 in the three months ended March 31, 2009. The Company did not issue any restricted stock units in the three months ended March 31, 2008. The weighted average fair value of stock purchase rights granted under the Company’s employee stock purchase plan was $3.10 and $3.44 during the three months ended March 31, 2009 and 2008, respectively.
The estimated grant date fair values of the awards were calculated using the Black-Scholes valuation model, and the following assumptions:

	Three Months Ended
	March 31,
	2009	2008
Stock Option Plans
Weighted-average expected term	5.0 years	5.0 years
Expected volatility	85%	66%
Risk-free interest rate	1.68%	2.84%
Dividend yield	0%	0%

Employee Stock Purchase Plan
Weighted-average expected term	1.88 years	1.25 years
Expected volatility	70%	66%
Risk-free interest rate	2.82%	3.86%
Dividend yield	0%	0%
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
As of March 31, 2009, there were $7,870,000, $2,441,000 and $782,000 of total unrecognized compensation costs related to unvested stock option awards, unvested restricted stock units and stock purchase rights issued after January 1, 2006, respectively, which are expected to be recognized over a weighted average period of 2.2 years, 1.4 years and 1.1 years, respectively.
There was no share-based compensation capitalized at March 31, 2009.
6. Net Loss per Share Attributable to Alexza Common Stockholders
Historical basic and diluted net loss per share attributable to Alexza common stockholders is calculated by dividing the net loss attributable to Alexza common stockholders by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share attributable to Alexza common stockholders calculation for the three months ended March 31, 2009 and 2008 because the inclusion of such shares would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2009	2008
Stock options	4,845,681	3,299,291
Restricted stock units	1,085,815	88,058
Warrants to purchase common stock	2,431,242	2,390,720
7. Restructuring Charges
In January 2009, the Company restructured its operations to focus its efforts on the continued rapid development of its AZ-004 (Staccato loxapine) product candidate. The restructuring included a workforce reduction of 50 employees, representing approximately 33% of the Company’s total workforce. The Company incurred restructuring expenses related to employee severance and other termination benefits, including a non-cash charge related to modifications to share-based awards. The execution of the restructuring plan is expected to be completed by the second quarter of 2009, at which time the Company expects to incur approximately $142,000 of additional expenses. The restructuring accrual is recorded within other accrued expenses.

The following table summarizes the accrual balance and utilization by cost type for the restructuring for the three months ended March 31, 2009 (in thousands):

Employee
Severance
and Other
Termination
Benefits
Balance as of January 1, 2009	$—
Restructuring charges accrued	1,528
Noncash share-based compensation charges	(55)
Cash payments	(1,171)
Adjustments	—

Balance as of March 31, 2009	$302

These charges exclude the expense of 8 employees who were identified for termination, however those 8 employees may be retained upon the satisfaction of certain milestones. If these milestones are not met, the termination expenses related to these individuals will be recognized in the second quarter of 2009.
8. Comprehensive Loss Attributed to Alexza Common Stockholders
Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(6,904)	$(18,366)
Change in unrealized gain (loss) on marketable securities	(32)	74

Comprehensive loss	(6,936)	(18,292)
Comprehensive loss attributable to noncontrolling interest in Symphony Allegro. Inc	5,190	3,757

Comprehensive loss attributable to Alexza common stockholders	$(1,746)	$(14,535)

9. Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Accrued compensation	$1,960	$4,012
Accrued professional fees	641	439
Accrued restructuring expenses	302	—
Other	791	754

Total	$3,694	$5,205

10. Equipment Financing Obligations
The Company has outstanding borrowings under financing agreements to finance equipment purchases. Borrowings under the agreements are to be repaid in 36 to 48 monthly installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasury securities of comparable maturities and ranges from 9.2% to 10.6%. The equipment purchased under each of the equipment financing agreements is pledged as security.

Future principal payments under the equipment financing agreements as of March 31, 2009 are as follows (in thousands):

Remainder of 2009	$2,931
2010	2,088
2011	427

Total	$5,446

11. Facility Leases
The Company leases two buildings with an aggregate of 106,894 square feet of manufacturing, office and laboratory facilities in Mountain View, California. The Company currently occupies 87,560 square feet of these facilities and subleases the remaining 19,334 square feet. In March 2009, the sublease agreement was amended to extend the expiration date to October 31, 2009. The Company recognizes rental expense on the facility on a straight line basis over the initial term of the lease. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. The lease for both facilities expires on March 31, 2018, and the Company has two options to extend the lease for five years each.
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
In the three months ended March 31, 2009 and 2008 the Company incurred $807,000 and $1,898,000 of rent expense, net of sublease income, respectively.
12. License Agreements
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
In consideration for the warrant, the Company received an exclusive purchase option (the “Purchase Option”) that gives the Company the right, but not the obligation, to acquire all, but not less than all, of the equity of Allegro, thereby allowing the Company to reacquire all of the Programs. This Purchase Option is exercisable at any time from December 1, 2007 to December 1, 2010, at predetermined prices that increase over time and range from $67.5 million starting December 31, 2007 to $122.5 million through December 1, 2010. As of March 31, 2009, the purchase option is $92.5 million. The Purchase Option exercise price may be paid for in cash or in a combination of cash and the Company’s common stock, at the Company’s sole discretion, provided that the common stock portion may not exceed 40% of the Purchase Option exercise price, or 10% of the Company’s common stock issued and outstanding as of the purchase option closing date.

The Company consolidated the financial position and results of operations of Allegro in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46R”). The Company believes Allegro is by design a variable interest entity as the Company has a purchase option to acquire Allegro’s outstanding voting stock at prices that are fixed based upon the date the option is exercised. The fixed nature of the purchase option price limits Symphony’s returns, as the investor in Allegro. FIN 46R deems parties to be de facto agents if they cannot sell, transfer, or encumber their interests without the prior approval of an enterprise. Symphony Capital is considered to be a de facto agent of the Company’s pursuant to this provision, and because the Company and Symphony, as a related party group, absorb a majority of Allegro’s variability, the Company evaluated whether, pursuant to FIN 46R’s requirements, the Company is most closely associated with Allegro. The Company concluded that it is most closely associated with Allegro and should consolidate Allegro because (1) the Company originally developed the technology that was assigned to Allegro, (2) the Company will continue to oversee and monitor the development program, (3) the Company’s employees will continue to perform substantially all of the development work, (4) the Company significantly influenced the design of the responsibilities and corporate structure of Allegro, (5) Allegro’s operations are substantially similar to the Company’s activities, and (6) through the purchase option, the Company has the ability to meaningfully participate in the benefits of a successful development effort.
The noncontrolling interest in Symphony Allegro, Inc., as presented on the consolidated balance sheets, represents Symphony’s equity investment in Allegro of $50.0 million equity reduced by $10.7 million for the value of the Purchase Option, and by $2.85 million for a structuring fee and related expenses that the Company paid to Symphony Capital in connection with the closing of the Allegro transaction, resulting in the recording of a net noncontrolling interest of $36.5 million on the effective date. The Company has charged the losses incurred by Allegro to the noncontrolling interest in the determination of the net loss attributed to common stockholders in the consolidated statements of operations and the Company also reduced the noncontrolling interest in the consolidated balance sheets by Allegro’s losses. For the three months ended March 31, 2009 and 2008, the net losses of Allegro charged to the non controlling interest were $5.2 million and $3.8 million, respectively.
Endo Pharmaceuticals, Inc.
On December 27, 2007, the effective date, the Company entered into a license, development and supply agreement (the “license agreement”), with Endo Pharmaceuticals, Inc. (“Endo”) for AZ-003 (Staccato fentanyl) and the fentanyl class of molecules for North America. Under the terms of the License Agreement, Endo paid the Company a $10 million non-refundable upfront fee and Endo was obligated to pay potential additional milestone payments of up to $40 million upon achievement of predetermined regulatory and clinical milestones. Endo was also obligated to pay royalties to the Company on net sales of the product, from which the Company would be required to pay for the cost of goods for the manufacture of the commercial version of the product. Under the terms of the license agreement, the Company had primary responsibility for the development and costs of the Staccato Electronic Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. Endo had the responsibility for future pre-clinical, clinical and regulatory development, and, if AZ-003 was approved for marketing, for commercializing the product in North America. The Company recorded the $10 million upfront fee it received from Endo in January 2008 as deferred revenue. The Company was unable to allocate a fair value to the each of the deliverables outlined in the agreement and therefore accounted for the deliverables as a single unit of accounting. The Company began to recognize the $10 million upfront payment as revenue in the third quarter of 2008 over the estimated performance period of six years, resulting in revenues of $486,000 in 2008.
In January 2009, the Company and Endo mutually agreed to terminate the license agreement, with all rights to AZ-003 reverting back to the Company. The Company’s obligations under the license agreement were fulfilled upon the termination of the agreement, and the Company recognized the remaining deferred revenue during the three months ended March 31, 2009. The acceleration of the revenue recognition of the $10 million non-refundable upfront fee resulted in a decrease in net loss attributed to Alexza common stockholders of $0.28 per share during the three months ended March 31, 2009.
13. Manufacturing and Supply Agreement
On November 2, 2007, the Company entered into a Manufacturing and Supply Agreement, (“Supply Agreement”), with Autoliv ASP, Inc. relating to the commercial supply of heat packages that can be incorporated into its Staccato device (the “Chemical Heat Packages”). Under the terms of the Supply

Agreement, Autoliv will develop a manufacturing line capable of producing 10 million Chemical Heat packages a year. The Company will pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the Food and Drug Administration of a new drug application filed by the Company. If the Supply agreement is terminated by either party, the Company will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the Chemical Heat Packages. Upon payment by the Company, Autoliv will be required to transfer possession and ownership of such equipment and tooling to the Company. Each quarter, the Company estimates the amount of work performed on the development of the manufacturing line and recognizes a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. As of March 31, 2009, the Company has recorded a fixed asset and a non-current liability of $960,000 related to its commitment to Autoliv for the development of the manufacturing line.
Autoliv has agreed to manufacture, assemble and test the Chemical Heat Packages solely for the Company in conformance with the Company’s specifications. The Company will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by the Company, per Chemical Heat Package delivered. The initial term of the Supply Agreement expires on December 31, 2012 and may be extended by mutual written consent. The Supply Agreement provides that during the term of the Supply Agreement, Autoliv will be the Company’s exclusive supplier of the Chemical Heat Packages. In addition, the Supply Agreement grants Autoliv the right to negotiate for the right to supply commercially any second generation chemical heat package (a “Second Generation Product”) and provides that the Company will pay Autoliv certain royalty payments if the Company manufactures Second Generation Products itself or if the Company obtains Second Generation Products from a third party manufacturer. Upon the expiration or termination of the Supply Agreement, the Company will be required, on an ongoing basis, to pay Autoliv certain royalty payments related to the manufacture of the Chemical Heat Packages by the Company or third party manufacturers.

PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the prospects of us receiving approval to market AZ-004, our anticipated timing for filing or receiving approval for our New Drug Application for AZ-004, the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for our product candidates, our future operating expenses, our future losses, our future expenditures and the sufficiency of our cash resources. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Overview
We are a pharmaceutical development company focused on the research, development, and commercialization of novel proprietary products for the acute treatment of central nervous system, or CNS, conditions. All of our product candidates are based on our proprietary technology, the Staccato system. The Staccato system, vaporizes an excipient-free drug to form a condensation aerosol that, when inhaled, allows for rapid systemic drug delivery. Because of the particle size of the aerosol, the drug is quickly absorbed through the deep lung into the bloodstream, providing speed of therapeutic onset that is comparable to intravenous, or IV, administration but with greater ease, patient comfort and convenience. We currently have six product candidates in various stages of clinical development, ranging from Phase 1 through late-stage Phase 3. In 2009, our focus is on the continued rapid development of AZ-004, with a goal of submitting our AZ-004 New Drug Application, or NDA, in the first quarter of 2010.
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
Our clinical-stage product candidates are:
•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the acute treatment of agitation in patients with schizophrenia or bipolar disorder. In 2008, we successfully initiated, enrolled and completed our two pivotal Phase 3 clinical trials. We announced positive results from these two studies in September and December 2008. During 2009, we have five non-pivotal safety and NDA-supporting studies to conduct, which will complete our NDA clinical work. During the first quarter, we completed a Phase 1 placebo-controlled study in 30 healthy subjects to assess the pulmonary safety of AZ-004. We observed that AZ-004, administered twice within a 24 hour period, was safe and generally well tolerated in this study. There were no systematic effects on pulmonary function vs. placebo, and no respiratory adverse events. In April 2009, we initiated a thorough QTc study in healthy subjects and a smoker/non-smoker pharmacokinetic study in healthy subjects. We expect to initiate the remaining two studies during the second quarter of 2009 and project that all of our NDA clinical work will be completed by the end of the third quarter of 2009. We project our AZ-004 NDA submission in the first quarter of 2010.
AZ-004 has been licensed to Symphony Allegro, Inc., or Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-104 (Staccato loxapine). We are developing AZ-104 to treat patients suffering from acute migraine headaches. AZ-104 is a lower-dose version of AZ-004. AZ-104 has completed a Phase 2a in-clinic study and we initiated an out-patient Phase 2b clinical trial in January 2009. We project that data from this Phase 2b study will be announced before the end of the third quarter of 2009. AZ-104 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

•	AZ-001 (Staccato prochlorperazine). We are developing AZ-001 to treat patients suffering from acute migraine headaches. During the third quarter of 2008, we conducted an end-of-Phase 2 meeting with the FDA. We believe we have a clear understanding of the development requirements for filing an NDA for this product candidate. We do not intend to conduct any AZ-001 Phase 3 studies without a partner, and we are continuing to seek partners for our two Staccato migraine product candidates, AZ-001 and AZ-104.

•	AZ-007 (Staccato zaleplon). We are developing AZ-007 for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. AZ-007 has completed Phase 1 testing and we announced positive results form this study. During 2009, we do not intend to conduct any AZ-007 Phase 2 studies without a partner.

•	AZ-003 (Staccato fentanyl). We are developing AZ-003 for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes. We have completed and announced positive results from a Phase 1 clinical trial of AZ-003 in opioid naïve healthy subjects.

In December 2007, we entered into a license, development and supply agreement, or the license agreement, with Endo Pharmaceuticals, Inc., or Endo, for AZ-003 and the fentanyl class of molecules for North America. Under the terms of the license agreement, Endo paid us an non-refundable upfront fee of $10 million, and was obligated to pay potential additional milestone and royalty payments. In January 2009, we mutually agreed with Endo to terminate the license agreement, with all rights to AZ-003 reverting back to us. We recorded the $10 million upfront fee we received from Endo in January 2008 as deferred revenue and began to recognize this revenue in the third quarter of 2008 over the estimated performance period of six years, resulting in revenue of $486,000 in 2008. Our obligations under the license agreement were fulfilled upon the termination of the agreement in January 2009 and we recognized the remaining deferred revenue in the three months ended March 31, 2009. We do not expect to pursue the development of AZ-003 without a partner.

•	AZ-002 (Staccato alprazolam). AZ-002 has completed a Phase 1 clinical trial in healthy subjects and a Phase 2a proof-of-concept clinical trial in panic disorder patients for the treatment of panic attacks, an indication we are not planning to pursue. However, given the safety profile, the successful and reproducible delivery of alprazolam, and the IV-like pharmacological effect demonstrated to date, we and Symphony Allegro are assessing AZ-002 for other possible indications and renewed clinical development. AZ-002 has been licensed to Symphony Allegro, and we have the right to repurchase all rights to this product candidate.

In December 2006, we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004/AZ-104, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC, a wholly owned subsidiary of Symphony Holdings LLC, and its investors have invested $50 million to form Symphony Allegro to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these product candidates. We continue to be primarily responsible for the development of these product candidates in accordance with a development plan and related development budgets, and we have incurred and may continue to incur expenses that are not funded by Symphony Allegro. Pursuant to the agreements, we have received an exclusive purchase option that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Symphony Allegro, and reacquire the intellectual property rights that we licensed to Symphony Allegro. This purchase option is exercisable at predetermined prices between $92.5 million at March 31, 2009 and $122.5 million at December 1, 2010. The purchase option exercise price may be paid for in cash or in a combination of cash and our common stock, at our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the purchase option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will maintain exclusive rights to manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes. Pursuant to a warrant purchase agreement, we issued to Symphony Allegro Holdings, LLC a warrant with a five-year term to purchase 2,000,000 shares of our common stock at $9.91 per share, also paid a transaction structuring fee of $2.5 million, and reimbursed approximately $329,000 of Symphony Allegro transaction fees.
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
In March 2008, we obtained a committed equity line of credit under which we may sell, subject to certain limitations, up to $50 million of our registered common stock to Azimuth Opportunity, Ltd., or Azimuth, over a 24-month period. We are not obligated to utilize any of the $50 million equity line of credit. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this equity line of credit, subject to certain conditions. When and if we elect to use the equity line of credit, we will issue shares to Azimuth at a discount between 4.15% and 6.00% to the volume weighted average price of our common stock over a preceding period of trading days. Azimuth is not required to purchase any shares at a price below $5.00 per share. At May 4, 2009, our stock price was $1.58. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the SEC, on April 16, 2007. We have not sold any shares under this agreement as of March 31, 2009.
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
We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, capital lease and equipment financings and government grants. We have generated $16.9 million in revenues from inception through March 31, 2009, substantially all of which was earned through the license agreement with Endo and through United States Small Business Innovation Research grants. In prior years we have recognized governmental grant revenue and drug compound feasibility revenue, however, we expect no grant revenue or drug compound feasibility screening revenue in 2009. In January 2009, we and Endo mutually terminated the license agreement, at which time we fully fulfilled our obligations under the license agreement, and recognized the remaining $9.5 million of deferred revenues into revenues during the three months ended March 31, 2009. We do not expect any material product revenue until at least 2011.
We have incurred significant losses since our inception. As of March 31, 2009, our deficit accumulated during development stage was $224.3 million and total stockholders’ equity was $34.1 million. We recognized net losses of $6.9 million during the three months ended March 31, 2009 and $77.0 million, $55.9 million, and $43.5 million, during the year ended December 31, 2008, 2007 and 2006, respectively. In January 2009, we consolidated our operations to primarily focus our efforts on the continued rapid development of AZ-004. As part of the reorganization, we reduced our total workforce by 33%, and we mutually agreed with Endo to terminate the license agreement for our AZ-003 product. We anticipate that this consolidation will reduce 2009 operating expenses by $21.5 million from the 2008 operating expenses.
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
We anticipate that with current cash, cash equivalents and marketable securities along with interest earned thereon, expected payments from Symphony Allegro, the proceeds from option exercises, and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations through the end of the first quarter of 2010. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.

Results of Operations
Comparison of Three Months Ended March 31, 2009 and 2008
Revenue
We had $9.5 million of revenues in the three months ended March 31, 2009, which represented revenues related to the license agreement with Endo. In the third quarter of 2008, we began to recognize revenues related to the Endo license agreement. In January 2009, we mutually agreed with Endo to terminate the agreement, at which time we fulfilled our obligations under the agreement, and recognized the remaining $9.5 million of deferred revenues into revenues. We had no revenues in the three months ended March 31, 2008. In prior years we have recognized governmental grant revenue and drug compound feasibility revenue, however, we expect no grant revenue or drug compound feasibility screening revenue in 2009.
Operating Expenses
Our operating expenses were affected by our prospective method of adoption of SFAS 123R. As a result, we believe reviewing our operating expenses both inclusive and exclusive of share-based compensation provides a better understanding of the growth of our operations. The impact of share-based compensation on operating expenses is outlined as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Operating expenses without share-based compensation expenses:
Research and development	$10,283	$13,977
General and administrative	3,211	3,987
Restructuring charges	1,473	—

Total operating expenses without share-based compensation expenses	14,967	17,964

Share-based compensation expenses:
Research and development	682	716
General and administrative	653	475
Restructuring charges	55	—

Total share-based compensation expenses	1,390	1,191

Total operating expenses	$16,357	$19,155

Research and Development Expenses
Research and development costs are identified as either directly attributable to one of our lead product candidates or as general research. Direct costs consist of personnel costs directly associated with a candidate, preclinical study costs, clinical trial costs, related clinical drug and device development and manufacturing costs, contract services and other research expenditures. Overhead, facility costs and other support service expenses are allocated to each candidate or to general research, and the allocation is based on employee time spent on each program.

The following table summarizes our expenditures on each candidate based on our internal records and estimated allocations of employee time and related expenses (in thousands):

			From
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2009	2008	2009
Preclinical and clinical development
AZ-004/104	$6,967	$4,464	$58,659
AZ-001	—	501	39,372
AZ-002	64	378	15,074
AZ-003	1,540	3,265	31,434
AZ-007	—	1,140	12,371
Other preclinical programs	—	—	3,243

Total preclinical and clinical development	8,571	9,748	160,153
Research	2,394	4,945	55,495

Total research and development	$10,965	$14,693	$215,648

Research and development expenses were $11.0 million and $14.7 million during the three months ended March 31, 2009 and 2008, respectively, representing a 25% decrease. The decrease was due primarily to:
•	decreased spending on our AZ-003 product candidate in connection with the termination of the license agreement with Endo in January 2009; and

•	the suspension of the development of our AZ-001, AZ-002 and AZ-007 product candidates and basic research in connection with our decision to focus our resources on our AZ-004 product candidate.
These decreases were partially offset by:
•	increased spending on our AZ-004/104 product candidates as we continued our development of these product candidates under the Symphony Allegro agreement, including our efforts to support an NDA filing for AZ-004 and the AZ104 Phase 2b clinical trial.
We expect research and development expenses to remain relatively consistent with first quarter 2009 levels. However, the timing of our research and development expenses are significantly impacted by the timing of enrollment in our clinical trials, and our expenses may be higher or lower than expected based on these enrolment rates. We do not expect to expend any substantial amounts on AZ-003 in 2009 and we do not intend to continue development of AZ-001, AZ-002, and AZ-007 unless we can partner the programs.
General and Administrative Expenses
General and administrative expenses were $3.9 million and $4.5 million during the three months ended March 31, 2009 and 2008, respectively, a 13% decrease. The decrease in general and administrative expenses was primarily due to decreased headcount expenses as a result of our restructuring in January 2009, reduced facility expenses as we were completing our move to our Mountain View facility in the first half of 2008, and our efforts to reduce third party costs to conserve cash balances.
We expect our general and administrative expenses in 2009 to decrease from 2008 levels due to the lower headcount and our efforts to reduce certain expenses such as travel and outside consultancy.
Restructuring Charges
In January 2009, we restructured our operations to focus our efforts on the continued rapid development of our AZ-004 (Staccato loxapine) product candidate. The restructuring included a workforce reduction of 50 employees, representing approximately 33% of our total workforce. We incurred restructuring expenses related to employee severance and other termination benefits, including a non-cash charge related to modifications to share-based awards. The execution of the restructuring plan is expected to be completed by the second quarter of 2009. The restructuring accrual is recorded within other accrued expenses.
The following table summarizes the accrual balance and utilization by cost type for the restructuring for the three months ended March 31, 2009 (in thousands):

Employee
Severance
and Other
Termination
Benefits
Balance as of January 1, 2009	$—
Restructuring charges accrued	1,528
Noncash share-based compensation charges	(55)
Cash payments	(1,171)
Adjustments	—

Balance as of March 31, 2009	$302

These charges exclude the expense of 8 employees who were identified for termination, however, those 8 employees may be retained upon the satisfaction of certain milestones. If these milestones are not met, the termination expenses related to these individuals will be recognized in the second quarter of 2009.
Interest and Other Income, Net and Interest Expense
Interest and other income was $97,000 and $1,080,000 for the three months ended March 31, 2009 and 2008, respectively, representing income earned on our cash and cash equivalents and marketable securities and on investments held by Symphony Allegro, Inc. The decrease was primarily due to lower average cash, cash equivalent and marketable securities balances as well as lower interest earned on those balances. We expect interest income to continue to decrease in future periods as we expect decreases in our cash, cash equivalent and marketable securities balances as well as decreases in investments held by Symphony Allegro.
Interest expense was $158,000 and $291,000 for the three months ended March 31, 2009 and 2008, respectively, representing interest on our equipment financing obligations. Interest expense decreased due to lower balances on our equipment financing obligations as we had no such borrowing in 2008 or during the three months ended March 31, 2009.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate net proceeds from such sales totaling $225.4 million, revenues primarily from the Endo agreement and government grants totaling $16.9 million, and payments from Symphony Allegro We have received additional funding from equipment financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our Employee Stock Purchase Plan. As of March 31, 2009, we had $23.1 million in cash, cash equivalents and marketable securities and $17.6 million of investments held by Symphony Allegro. The investments held by Symphony Allegro are used to fund the development of AZ-002, AZ-004 and AZ-104 and are not available for general corporate expenses. Our cash and marketable securities balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Investments held by Symphony Allegro consist of investments in a money market fund that invests primarily in domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. and Yankee bank obligations and fully collateralized repurchase agreements. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
Cash Flows from Operating Activities. Net cash used in operating activities was $16.0 million and $5.2 million during the three months ended March 31, 2009 and 2008, respectively. The net cash used in the three months ended March 31, 2009 primarily reflects the net loss of $6.9 million, net of non-cash share-based compensation expense of $2.0 million and depreciation of $1.3 million and the decrease in deferred revenues related to the termination of the license agreement with Endo of $9.5 million and decreases in accrued clinical and other accrued expenses $2.2 million.
The net cash used in the three months ended March 31, 2008 primarily reflects the net loss of $18.4 million, net of depreciation of $1.4 million and non-cash share based compensation expense of $1.4 million, and the decrease in accounts payable of $2.0 million. These decreases were, partially offset by the decrease in other receivables of $10.7 million which primarily reflected the receipt of $10 million from Endo.
Cash Flows from Investing Activities. Net cash provided by investing activities was $11.8 million and $2.1 million during the three months ended March 31, 2009 and 2008, respectively. Investing activities consist primarily of purchases and sales/maturities of marketable securities and capital purchases. During the three months ended March 31, 2009, we had sales/maturities of marketable securities, net of purchases, of $8.9 million, maturities of available-for-sale securities held by Symphony Allegro of $3.7 million, and purchases of property and equipment of $0.9 million, primarily consisting of equipment purchases.
During the three months ended March 31, 2008, we had purchases of marketable securities, net of sales/maturities, of $0.2 million, and purchases of property and equipment of $1.2 million, consisting primarily of tenant improvements for our Mountain View facility, and maturities of available-for-sale securities held by Symphony Allegro of $3.5 million.
Cash Flows from Financing Activities. Net cash (used in) provided by financing activities was $(1.2) million and $8.8 million during the three months ended March 31, 2009 and 2008, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net proceeds from our equipment financing agreements. In 2009 and 2008, payments on our equipment financing obligations were $1.2 million and $1.1 million, respectively. In March 2008 we issued 1,250,000 shares of common stock and a warrant exercisable for 375,000 shares of common stock in a private offering resulting in net proceeds of $9.8 million.
     We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the expected payments from Symphony Allegro, the proceeds from option exercises, and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations through the first quarter of 2010. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:
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
     In March 2008, we obtained a committed equity line of credit under which we may sell, subject to certain limitations, up to $50 million of our registered common stock to Azimuth Opportunity, Ltd., or Azimuth, over a 24-month period. We are not obligated to utilize any of the $50 million equity line of credit. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this equity line of credit, subject to certain conditions. When and if we elect to use the equity line of credit, we will issue shares to Azimuth at a discount between 4.15% and 6.00% to the volume weighted average price of our common stock over a preceding period of trading days. Azimuth is not required to purchase any shares at a price below $5.00 per share. At May 4, 2009, our stock price was $1.58.
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
Contractual Obligations
We lease two buildings with an aggregate of 106,894 square feet of manufacturing, office and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. We currently occupy 87,560 square feet of these facilities and sublease the remaining 19,334 square feet. The lease for both facilities expires on March 31, 2018, and we have two options to extend the lease for five years each. Our sublease agreement, as amended, expires on October 31, 2009.
We have financed a portion of our equipment purchases through various equipment financing agreements. Under the agreements, equipment advances are to be repaid in 36 to 48 monthly installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasury securities of comparable maturities and ranges from 9.2% to 10.6%. The equipment purchased under the equipment financing agreement is pledged as security.

Our future contractual payments, net of sublease income, including interest, are as follows (in thousands):

	Operating	Equipment
	Lease	Financing
	Agreements	Obligations	Total
2009 — remaining 9 months	$4,382	$3,428	$7,810
2010	5,016	2,226	7,242
2011	5,138	443	5,581
2012	5,263	—	5,263
2013	4,919	—	4,919
Thereafter	20,792	—	20,792

Total	$45,510	$6,097	$51,607

On November 2, 2007, we entered into a manufacturing and supply agreement, or the supply agreement, with Autoliv ASP, Inc, or Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and us executed in October 2005. Under the terms of the supply agreement, Autoliv will develop a manufacturing line capable of producing 10 million chemical heat packages a year. We will pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the Food and Drug Administration of a new drug application filed by us. If the agreement is terminated by either party, we will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the chemical heat packages. Upon payment by us Autoliv will be required to transfer possession and ownership of such equipment and tooling to us. Each quarter, we estimate the amount of work performed on the development of the manufacturing line and recognize a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. As of March 31, 2009, we recorded a fixed asset and a non-current liability of $960,000 related to our commitment to Autoliv for the development of the manufacturing line. Autoliv has also agreed to manufacture, assemble and test the chemical heat packages solely for us in conformance with our specifications. We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the supply agreement expires on December 31, 2012 and may be extended by written mutual consent.
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
While our significant accounting policies are more fully described in Note 2 of the notes to consolidated financial statements on our annual report on Form 10-K as filed with the SEC on March 10, 2009, we believe the following accounting policies are critical to the process of making significant estimates and judgments in preparation of our financial statements.
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
See Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q for further information regarding the SFAS 123R disclosures.
   Symphony Allegro, Inc.
On December 1, 2006 we entered into a transaction involving a series of related agreements with Symphony Capital LLC, or Symphony Capital, Symphony Allegro Holdings LLC, or Holdings, and Holdings’ wholly owned subsidiary Symphony Allegro, Inc., or Allegro, to fund the clinical development of AZ-002, Staccato alprazolam, and AZ-004/104, Staccato loxapine, or the programs. Symphony Capital and other investors, together referred to as Symphony, invested $50 million in Holdings, which then invested the $50 million in Allegro. Pursuant to the agreements, Allegro agreed to invest up to the full $50 million to fund the clinical development of the programs, and we licensed to Allegro certain intellectual property rights related to these programs. We have retained manufacturing rights to these product candidates. Pursuant to the agreements, we continue to be primarily responsible for all preclinical, clinical and device development efforts as well as maintenance of the intellectual property portfolio for the programs. We and Allegro have established a development committee to oversee the programs. We participate in the development committee and have the right to appoint one of the five board of director seats of Allegro. We have incurred and may continue to incur expenses related to the programs that are not funded by Allegro. Pursuant to the agreements, we have received an exclusive purchase option, or the purchase option, that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Allegro, and reacquire the intellectual property rights that we licensed to Allegro. The purchase option is exercisable at predetermined prices that increase over time and range from $67.5 million starting December 31, 2007 to $122.5 million through December 1, 2010. As of March 31, 2009 the purchase option is $92.5 million. The purchase option exercise price may be paid for in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the purchase option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise the purchase option by December 1, 2010, then Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and, if they are ultimately commercialized, we will maintain exclusive rights to manufacture and sell Staccato alprazolam and Staccato loxapine to Allegro or its sublicensee for those purposes. In consideration for the purchase option, we issued to Holdings a five-year warrant to purchase 2,000,000 shares of our common stock at $9.91 per share and paid $2.85 million for structuring fees and related expenses to Symphony Capital.
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
Losses incurred by Allegro are charged to the noncontrolling interest until that balance has been reduced to zero, at which point our net loss will be increased for the research and development expenses incurred subsequent to that date. Net losses incurred by Allegro and charged to the noncontrolling interest were $5.2 million, $18.6 million and $10.8 million for the three months ended March 31, 2009 and the years ended December 31, 2008 and 2007, respectively. At March 31, 2009, the noncontrolling interest balance was $171,000. As of March 31, 2009, the investments held by Allegro were $17.6 million, which we expect to spend over the next twelve months.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 5, or SFAS 160. SFAS 160 requires that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet. SFAS 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, as well as requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. On January 1, 2009, we adopted the provisions of SFAS 160
If the purchase option expires unexercised, we would then be required to deconsolidate Allegro. That potential deconsolidation would not be expected to impact our earnings because the carrying value of the net assets of Allegro would be expected to be zero. In contrast, if we exercise the purchase option, we will retain control of Allegro. As such, we would expect to record the exercise of the purchase option as a return to the noncontrolling interest. We do not expect to recognize an asset for the purchase option payment to be made to Symphony. Instead, the payment is expected to be accounted for as a capital transaction, that is, a return to the noncontrolling interest, that would not affect our net income or loss. However, because the exercise of the purchase option will be accounted for as a capital transaction, it will be treated as a deemed dividend for purposes of reporting earnings per share, increasing loss per share or decreasing income per share, as the case may be, in the period we exercise the purchase option. If the programs are successful and the resources are available, we expect to exercise the purchase option.
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
Revenues for non-refundable upfront license fee payments, where we continue to have obligations, will be recognized as performance occurs and obligations are completed. We recorded the $10 million upfront fee paid by Endo as deferred revenue and began to recognize this revenue in the third quarter of 2008. Through December 31, 2008, we recognized $486,000 in revenue in connection with the Endo upfront fee. In January 2009, we mutually agreed with Endo to terminate the license agreement. Upon the termination of the license agreement all of the rights to AZ-003 reverted to us. As all of our obligations were fulfilled upon the termination of the license agreement, we recognized the remaining $9.5 million payment as revenue in the three months ended March 31, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of March 31, 2009, we had cash, cash equivalents and marketable securities of $23.1 million and investments held by Symphony Allegro of $17.6 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset backed securities and no exposure to auction rate securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management (with the participation of our chief executive officer, chief financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2009, our internal disclosure controls and procedures were effective, except that in February 2009 we failed timely to file a current report on Form 8-K under Item 5.02(b) and (e) of Form 8-K with respect to the departure of an executive officer. A current report on Form 8-K reporting such departure was filed on March 27, 2009, and the information regarding the departure was also disclosed in our definitive proxy statement that was also filed on March 27, 2009. Our management has reviewed the facts surrounding this untimely filing, reviewed our disclosure controls and procedures and the reporting requirements relating to executive officers and has adopted a new control regarding review and disclosure of agreements with executive officers.
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
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $6.9 million, $77.0 million, $55.9 million, and $43.5 million for the three months ended March 31, 2009, and the years ended December 31, 2008, 2007 and 2006, respectively. As of March 31, 2009, we had a deficit accumulated during development stage of $224.3 million. We expect our expenses to decrease in 2009 compared to 2008 levels as a result of our reduction in force, which we effected in January 2009; however, we expect to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.
Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, capital lease and equipment financing and government grants. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the level and rate of growth, if any, of our revenues. Revenues from strategic partnerships are uncertain because we may not enter into any additional strategic partnerships. We began to recognize revenues from our partnership with Endo in the third quarter of 2008, and we recognized approximately $9.5 million in revenue in the three months ended March 31, 2009 as a result of termination of the Endo license agreement in January 2009. However we do not expect to recognize any additional revenues in 2009. If we are unable to develop and commercialize one or more of our product candidates or if sales revenue from any other product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.
We are a development stage company. Our success depends substantially on our lead product candidates. If we do not develop commercially successful products, we may be forced to cease operations.
You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not completed clinical development for any of our product candidates. Our lead product candidate is in Phase 3 development, and each of our other product candidates is at an earlier stage of development. Each of our product candidates will be unsuccessful if it:
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
We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, expected payments from Symphony Allegro, the proceeds from option exercises, and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations through the first quarter of 2010. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:
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

We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic partnerships or licensing arrangements, as well as interest income earned on cash and marketable securities balances and proceeds from stock option exercises and purchases under our Employee Stock Purchase Plan. Any financing transaction may contain unfavorable terms. As a result of the late filing of a current report on Form 8-K, we are currently ineligible to use Form S-3 to register securities for sale by us or for resale by other security holders until we have timely filed all required reports under the Securities Exchange Act of 1934 for at least 12 calendar months (at the earliest April 2010). In the meantime, for capital raising transactions, we would need to use Form S-1 to register securities with the SEC, or issue such securities in a private placement, which could increase the costs and adversely impact our ability to raise capital in a timely manner during this period. If we raise additional funds by issuing equity securities, our stockholders’ equity will be diluted. If we raise additional funds through strategic partnerships, we may be required to relinquish rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us.
Unstable market conditions may have serious adverse consequences on our business.
The recent economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements through the first quarter of 2010, a radical economic downturn or increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. There is a risk that one or more of our current service providers, manufacturers and other partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.
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
As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities abroad. The number and design of clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results and regulations applicable to any particular product candidate. In June 2008, we announced that on our Phase 2a proof-of-concept clinical trial of AZ-002 (Staccato Alprazolam) did not meet either of its two primary endpoints.
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
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None.
Item 6. Exhibits

3.5	Amended and Restated Certificate of Incorporation. (1)

3.6	Amended and Restated Bylaws. (1)

3.7	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

10.39	Stock and Warrant Purchase Agreement between Alexza Pharmaceuticals, Inc. and Biomedical Scinces investment Fund PTE Ltd, dated March 26, 2008 (3)

10.40	Form of Common Stock Purchase Warrant (3)

10.41	Common Stock Purchase Agreement between the Company and Azimuth Opportunity Ltd. dated March 31, 2008 (4)

10.46	Severance Agreement and Release Agreement between the Registrant and Anthony Tebbutt, dated February 6, 2009 and February 17, 2009, respectively.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to exhibit to our Annual Report on Form 10-K/A filed on April 10, 2007.

(3)	Incorporated by reference to exhibit to our Current Report on Form 8-K filed on March 26, 2008.

(4)	Incorporated by reference to exhibit to our Current Report on Form 8-K filed on March 31, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alexza Pharmaceuticals, Inc. (Registrant)
May 11, 2009	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

May 11, 2009	/s/ August J. Moretti
August J. Moretti
Senior Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)