Form 10-Q/A
period 2009-03-31
Alexza Pharmaceuticals Inc.
filed 2009-06-19
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A

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

Explanatory Note
Alexza Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the “Form 10-Q”). This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to amend and restate Part II, Item 2 of the Form 10-Q. Also attached to this Amendment is an Exhibit Index disclosing the filing of the certifications required to be filed as exhibits to this Amendment, as well as such certifications. Unaffected items have not been repeated in this Amendment. Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
Between February 10, 2009, and March 27, 2009 (the date of the filing of our Current Report on Form 8-K), we issued an aggregate of 14,699 shares of common stock that were not registered under the Securities Act of 1933 to our employees pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $18,800. As previously disclosed in the Form 10-Q, the Company failed to timely file a current report on Form 8-K in February 2009. As a result of the failure to timely file the report, the Company’s Registration Statement on Form S-8 was unavailable for registration of the shares issued pursuant to the option exercises described above at the time of the exercises. Consequently, the Company may be deemed to have inadvertently failed to register these shares. The failure to register the shares issued pursuant to the option exercises was inadvertent, and the Company has treated the shares issued under the option plan as outstanding for financial reporting purposes. Consequently, the unregistered transactions do not represent additional dilution. In addition, the Company believes that it has provided the employees exercising the options with the same information they would have received if the registration statement had been available at the time of exercise.
Use of Proceeds from the Sale of Registered Securities
None.
Item 6. Exhibits

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

Alexza Pharmaceuticals, Inc.
(Registrant)

June 19, 2009	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

June 19, 2009	/s/ August J. Moretti
August J. Moretti
Senior Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)

4