Form 10-Q
period 2009-06-30
Alexza Pharmaceuticals Inc.
filed 2009-08-05
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of July 27, 2009: 33,251,440.

ALEXZA PHARMACEUTICALS, INC.

page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 and for the period from December 19, 2000 (inception) to June 30, 2009	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the period from December 19, 2000 (inception) to June 30, 2009	5
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1A. Risk Factors	35

Item 1. Legal Proceedings	53

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3. Defaults Upon Senior Securities	53

Item 4. Submission of Matters to a Vote of Security Holders	53

Item 5. Other Information	53

Item 6. Exhibits	54

SIGNATURES	55
EX-10.50
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2009	2008(1)
ASSETS
Current assets:
Cash and cash equivalents	$11,767	$26,036
Marketable securities	4,879	11,520
Investments held by Symphony Allegro, Inc.	9,392	21,318
Prepaid expenses and other current assets	634	1,130

Total current assets	26,672	60,004

Property and equipment, net	24,347	24,152
Restricted cash	400	400
Other assets	57	79

Total assets	$51,476	$84,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,886	$4,928
Accrued clinical trial expenses	1,565	1,294
Other accrued expenses	3,348	5,205
Deferred revenues	—	1,667
Current portion of equipment financing obligations	3,087	4,139

Total current liabilities	11,886	17,233

Deferred rent	16,625	17,386
Deferred revenue	—	7,847
Noncurrent portion of equipment financing obligations	1,188	2,515
Other noncurrent liabilities	2,600	600

Stockholders’ equity:
Alexza Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in-capital	260,293	256,426
Deferred share-based compensation	(57)	(219)
Other comprehensive income (loss)	(5)	28
Deficit accumulated during development stage	(233,999)	(222,545)

Total Alexza Pharmaceuticals, Inc. stockholders’ equity	26,235	33,693
Noncontrolling interest in Symphony Allegro, Inc.	(7,058)	5,361

Total stockholders’ equity	19,177	39,054

Total liabilities and stockholders’ equity	$51,476	$84,635

(1)	Condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements at that date, adjusted for the retrospective application of SFAS 160. See Note 1.
See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

					Period from
					December
					19, 2000
	Three Months Ended		Six Months Ended		(inception)
	June 30,		June 30,		to June 30,
	2009	2008	2009	2008	2009
Revenue	$—	$—	$9,514	$—	$16,945

Operating expenses:
Research and development	12,005	15,698	22,970	30,391	227,653
General and administrative	4,205	4,802	8,069	9,264	70,773
Restructuring charges	625	—	2,153	—	2,153
Acquired in-process research and development	—	—	—	—	3,916

Total operating expenses	16,835	20,500	33,192	39,655	304,495

Loss from operations	(16,835)	(20,500)	(23,678)	(39,655)	(287,550)

Interest and other income/(expense), net	(9)	729	88	1,809	13,894
Interest expense	(125)	(242)	(283)	(533)	(3,864)

Net loss	(16,969)	(20,013)	(23,873)	(38,379)	(277,520)

Net loss attributed to noncontrolling interest in Symphony Allegro, Inc.	7,229	5,891	12,419	9,648	43,521

Net loss attributable to Alexza common stockholders	$(9,740)	$(14,122)	$(11,454)	$(28,731)	$(233,999)

Net loss per share attributable to Alexza common stockholders	$(0.29)	$(0.43)	$(0.35)	$(0.90)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	33,136	32,532	33,052	31,879

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Six Months Ended		(inception) to
	June 30,		June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(23,873)	$(38,379)	$(277,520)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Share-based compensation	3,679	2,856	15,518
Extinguishment of officer note receivable	—	—	2,300
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	22	25	384
Amortization of premium (discount) on available-for-sale securities	32	(598)	(695)
Depreciation and amortization	2,456	2,684	19,215
(Gain)/loss on disposal of property and equipment	42	(12)	125
Changes in operating assets and liabilities:
Other receivables	—	12,055	—
Prepaid expenses and other current assets	496	381	(628)
Other assets	—	(36)	(2,625)
Accounts payable	(1,042)	(207)	3,757
Accrued clinical and other accrued liabilities	(1,586)	(897)	1,213
Deferred revenues	(9,514)	—	—
Other liabilities	(761)	1,140	20,015

Net cash used in operating activities	(30,049)	(20,988)	(214,711)

Cash flows from investing activities:
Purchases of available-for-sale securities	(5,425)	(38,431)	(330,338)
Maturities of available-for-sale securities	12,001	35,649	326,150
Purchases of available-for-sale securities held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	11,926	8,139	40,583
(Increase)/decrease in restricted cash	—	42	(400)
Purchases of property and equipment	(693)	(1,543)	(40,850)
Proceeds from disposal of property and equipment	—	25	28
Cash paid for merger	—	—	(250)

Net cash provided by investing activities	17,809	3,881	(55,052)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Six Months Ended		(inception) to
	June 30,		June 30,
	2009	2008	2009
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	—	9,840	120,732
Proceeds from exercise of stock options and stock purchase rights under the Employee Stock Purchase Plan	350	863	5,103
Repurchases of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc, net of fees	—	—	47,171
Proceeds from equipment financing obligations	—	—	18,932
Payments of equipment financing obligations	(2,379)	(2,239)	(15,110)

Net cash provided by (used in) financing activities	(2,029)	8,464	281,530

Net increase (decrease) in cash and cash equivalents	(14,269)	(8,643)	11,767
Cash and cash equivalents at beginning of period	26,036	31,337	—

Cash and cash equivalents at end of period	$11,767	$22,694	$11,767

See accompanying notes to the financial statements

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other interim period or any other future year.
The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed on March 10, 2009.
Basis of Consolidation
The unaudited consolidated financial statements include the accounts of Alexza, its wholly-owned subsidiaries, Alexza Singapore Pte. Ltd., Alexza Singapore Manufacturing Pte. Ltd., and Alexza UK Limited, and Alexza’s variable interest entity, Symphony Allegro, Inc. (“Allegro”). Alexza is considered the primary beneficiary of Allegro as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated.
Significant Risks and Uncertainties
The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. The Company has financed its operations primarily through the sale of equity securities, licensing collaborations, capital lease and equipment financing and government grants. The Company will need to raise additional capital to fund its operations, to develop its product candidates, and to develop its manufacturing capabilities, and such funding may not be available or may be on terms which are not favorable to the Company.
Recently Adopted Accounting Standards
Statement of Financial Accounting Standard No. 160
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. SFAS 160 also establishes additional reporting requirements that identify and distinguish between the ownership interest of the parent and the interest of the noncontrolling owners. On January 1, 2009, we adopted the provisions of SFAS 160 and reclassified the noncontrolling interest in Allegro from liabilities to stockholders’ equity on our Condensed Consolidated Balance Sheets on a retrospective basis. In addition, consolidated net loss has been adjusted to include the net loss attributed to the noncontrolling interest in Allegro and consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributed to noncontrolling interest in Allegro.
SFAS 160 also changes the requirement of ARB 51 with respect to attribution of loss to the controlling interest. Under ARB 51, losses that otherwise would have been attributed to the noncontrolling interest were allocated to the controlling interest after the noncontrolling interest was reduced to zero. SFAS 160 amends ARB 51 to provide that losses are attributed to the noncontrolling interest, even when the noncontrolling interest’s basis has been reduced to zero. During the quarter ended June 30, 2009, the noncontrolling interest in Symphony Allegro, Inc. was reduced to zero. Had the previous requirement under ARB 51 been applied, the consolidated net loss attributable to Alexza Pharmaceuticals, Inc.’s common stockholders would have increased by $7,058,000 and the loss per share attributable to Alexza common stockholders would have increased by $0.21, during the three and six months ended June 30, 2009.
Statement of Financial Accounting Standard No. 165
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes principles and requirements for subsequent events. In particular, this Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and 3) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Company’s adoption of SFAS 165 in the quarter ended June 30, 2009 did not have an impact on our financial position or results of operations. (See Note 14)
FASB Staff Position 157-2
In February 2008, the FASB issued FASB Staff Position 157-2 Partial Deferral of the Effective Date of Statement 157 (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Therefore, effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not materially impact our financial position or results of operations.
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
Financial Accounting Standards Board Staff Position 107-1 and APB 28-1
In April 2009, the FASB issued FASB Staff Position Number FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1/APB 28-1”). FSP 107-1/ APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” FSP 107-1/APB 28-1 requires disclosures about the methods and significant assumptions used to estimate fair value of financial instruments for interim reporting periods, as well as changes in those methods and significant assumptions from prior periods. The Company adopted these disclosure requirements of FSP 107-1/APB 28-1 in its condensed consolidated financial statements for the interim period ended June 30, 2009.
Financial Accounting Standards Board Staff Position 115-2 and 124-2
In April 2009, the FASB issued FASB Staff Position Number FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the statement of operations for those impairments involving credit losses. The Company’s adoption of FSP 115-2/124-2 in the quarter ended June 30, 2009 had no impact on its financial position, results of operations or cash flows.
Financial Accounting Standards Board Staff Position 157-4
In April 2009, the FASB issued FASB Staff Position Number FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Has Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company’s adoption of FSP 157-4 in the quarter ended June 30, 2009 did not have a material impact on its financial position, results of operations or cash flows.
Recently Issued Accounting Standards
Statement of Financial Accounting Standard No. 167
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact SFAS 167 will have on its financial position, results of operations and cash flows.
Statement of Financial Accounting Standard No. 168
In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.
2. Common Stock Offerings
Equity Line of Credit
In March 2008, the Company obtained a committed equity line of credit under which the Company may sell, subject to certain limitations, up to $50 million of its registered common stock to Azimuth Opportunity, Ltd. (“Azimuth”) over a 24-month period. The Company is not obligated to utilize any of the $50 million equity line of credit.
The Company will determine, at its sole discretion, the timing, the dollar amount, and the minimum price per share of each draw under this equity line of credit, subject to certain conditions. When and if the Company elects to use the equity line of credit, the Company will issue shares to Azimuth at a discount of between 4.15% and 6.00% to the volume weighted average price of the Company’s common stock over a preceding period of trading days. Azimuth is not required to purchase any shares below $5.00 per share. At July 27, 2009, the Company’s stock price was $2.37. The agreement will terminate on March 31, 2010 and as of June 30, 2009, there have been no sales of common stock under this agreement.

Symphony Allegro Purchase Option Exercise
In the third quarter of 2009, the stockholders of the Company will vote on whether to approve the issuance of 10,000,000 shares of its common stock and a warrant to purchase 5,000,000 shares of its common stock to complete the exercise of the amended option to purchase all of the outstanding common stock of Allegro (see Note 12).
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
The following table represents the Company’s fair value hierarchy, as defined by SFAS 157, for its financial assets (cash equivalents, marketable securities and investments held by Symphony Allegro, Inc.) by major security type measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2009
Money market funds	$9,667	$—	$—	$9,667
Money market fund held by Symphony Allegro, Inc.	9,392	—	—	9,392
Corporate debt securities	—	1,010	—	1,010
Government securities	—	1,058	—	1,058
Government-sponsored enterprises	—	4,759		4,759

Total	$19,059	$6,827	$—	$25,886

	Level 1	Level 2	Level 3	Total
December 31, 2008
Money market funds	$19,350	$—	$—	$19,350
Money market fund held by Symphony Allegro, Inc.	21,318	—	—	21,318
Corporate debt securities	—	9,649	—	9,649
Government securities	—	1,505	—	1,505
Government-sponsored enterprises	—	6,620	—	6,620

Total	$40,668	$17,774	$—	$58,442

As of June 30, 2009 and December 31, 2008, the Company does not have any liabilities that are measured at fair value on a recurring basis.

The following table outlines the amortized cost, fair value and unrealized gain/(loss) for its financial assets by major security type as of June 30, 2009 and December 31, 2008 (in thousands):

	Amortized	Fair	Unrealized
	Cost	Value	Gain/(Loss)
June 30, 2009
Money market funds	$9,667	$9,667	$—
Money market fund held by Symphony Allegro, Inc.	9,392	9,392
Corporate debt securities	1,011	1,010	(1)
Government securities	1,058	1,058
Government-sponsored enterprises	4,763	4,759	(4)

Total	$25,891	$25,886	$(5)

	Amortized	Fair	Unrealized
	Cost	Value	Gain/(Loss)
December 31, 2008
Money market funds	$19,350	$19,350	$—
Money market fund held by Symphony Allegro, Inc.	21,318	21,318
Corporate debt securities	9,633	9,649	16
Government securities	1,505	1,505
Government-sponsored enterprises	6,608	6,620	12

Total	$58,414	$58,442	$28

The Company had no sales of marketable securities during the three or six months ended June 30, 2009 or 2008. As of June 30, 2009, all of the Company’s marketable securities have a maturity of less than one year.
The Company has determined that due to: (i) the fact that none of the Company’s investments has been in a continuous realized loss position for over twelve months, (ii) the short period to maturity of the Company’s investments (less than six months), (iii) the Company’s intention to hold the investments to maturity as well as the fact that it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost bases, (iv) the credit rating of each investment, and (v) the type of investments made, the Company does not believe there to be any “other-than-temporary” impairments on its investments. Through June 30, 2009, the Company has not recognized any “other-than-temporary” losses on its investments.
Cash, cash equivalents, marketable securities and restricted cash consisted of (in thousands):

	June 30,	December 31,
	2009	2008
Cash	$152	$432
Money market accounts	9,667	19,350
Certificates of deposit	400	400
Government debt securities	1,058	1,505
Government-sponsored enterprise debt securities	4,759	6,620

	$17,046	$37,956

Reported as:
Cash and cash equivalents	$11,767	$26,036
Marketable securities	4,879	11,520
Restricted cash	400	400

	$17,046	$37,956

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

In the third quarter of 2006, the Company began issuing restricted stock units to non-officer employees and in the first quarter of 2009, the Company began issuing restricted stock units to officers and to non-employee directors. Restricted stock unit issuances to non-employee directors were made in lieu of paying cash director fees. Restricted stock units granted to officer or non-officer employees generally vest over a four-year period from the grant date or upon the accomplishment of certain milestones. Restricted stock units granted to non-employee directors generally vest one year after the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest.
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
The following table sets forth the summary of option activity under the Company’s share-based compensation plans for the six months ended June 30, 2009:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2008	4,183,198	$6.14
Options granted	934,518	2.54
Options exercised	(37,280)	1.21
Options canceled	(445,056)	6.20

Balance at June 30, 2009	4,635,380	5.45

The total intrinsic value of options exercised during the three and six months ended June 30, 2009 was $24,000 and $37,000, respectively, and $117,000 and $298,000 during the same periods in 2008, respectively.

Information regarding the stock options outstanding at June 30, 2009 is summarized below:

	Outstanding			Exercisable
		Remaining			Remaining
		Contractual	Aggregate		Contractual	Aggregate
Exercise	Number	Life	Intrinsic	Number	Life	Intrinsic
Price	of Shares	(in years)	Value	of Shares	(in years)	Value
$1.10 – 1.38	558,410	5.42	$658,000	547,385	5.41	$647,000
1.69 – 2.64	343,248	9.70	121,000	910	9.85	1,000
2.81 – 2.81	485,872	9.56	—	247,425	9.56	—
3.13 – 4.24	257,927	8.68	—	76,947	7.64	—
4.35 – 4.35	492,500	9.02	—	—	—	—
4.41 – 6.66	530,049	8.83	—	194,533	8.80	—
6.67 – 7.90	497,300	7.34	—	366,529	7.31	—
8.00 – 8.00	594,727	5.12	—	559,992	5.03
8.01 – 11.70	875,347	7.86	—	476,225	7.80	—

	4,635,380	7.75	$779,000	2,469,964	6.82	$648,000

The intrinsic value is calculated as the difference between the market value as of June 30, 2009 and the exercise price of the shares. The market value as of June 30, 2009, was $2.37 as reported by NASDAQ Global Market.
The following table sets forth the summary of unvested share units (restricted stock units) activity under the Company’s equity incentive plans for the six months ended June 30, 2009:

		Weighted
	Number	Average
	Of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2008	171,954	$5.86
Granted	961,639	2.19
Released	(12,253)	6.04
Forfeited	(40,672)	5.57

Outstanding at June 30, 2009	1,080,668	2.60

As of June 30, 2009, 614,544 shares remained available for issuance under the 2005 Plan and the Directors’ Plan.
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
The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. An additional 250,000 shares were reserved for issuance on each of January 1, 2009 and 2008 under this provision. The Company issued 216,401 shares at a weighted average price of $1.41 under the ESPP during the three and six months ended June 30, 2009. At June 30, 2009, 379,094 shares are available for issuance under the ESPP.

5. Share-Based Compensation
Employee Share-Based Awards Granted Prior to January 1, 2006
Compensation cost for employee stock options granted prior to January 1, 2006, was accounted for using the option’s intrinsic value. The Company recorded the total valuation of these options as a component of stockholders’ equity, which is being amortized over the vesting period of the applicable option on a straight line basis. The Company expects to expense the remaining deferred stock-based compensation of $57,000 in the second half of 2009.
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
Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units
During the three and six months ended June 30, 2009, the weighted average fair value of the employee stock options granted was $1.19 and $1.71, respectively and $3.17 and $3.42 in the same periods in 2008, respectively. The weighted average fair value of restricted stock units issued was $2.19 in the six months ended June 30, 2009. The Company did not issue restricted stock units in the three months ended June 30, 2009 or during the three or six month periods ended June 30, 2008. The weighted average fair value of stock purchase rights granted under the Company’s employee stock purchase plan was $2.69 and $2.91 during the three and six months ended June 30, 2009, respectively, and $3.60 and $3.24 during the same periods in 2008, respectively.
The estimated grant date fair values of the awards were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock Option Plans
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	89%	66%	86%	66%
Risk-free interest rate	2.38%	3.23%	1.74%	3.08%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan
Expected term	2.0 years	1.4 years	1.89 years	1.4 years
Expected volatility	74%	66%	72%	66%
Risk-free interest rate	2.32%	3.53%	2.64%	3.53%
Dividend yield	0%	0%	0%	0%
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
As of June 30, 2009, there were $6,747,000, $1,807,000 and $758,000 of total unrecognized compensation costs related to unvested stock option awards, unvested restricted stock units and stock purchase rights issued after January 1, 2006, respectively, which are expected to be recognized over a weighted average period of 1.97 years, 1.24 years and 0.9 years, respectively.
There was no share-based compensation capitalized at June 30, 2009.

6. Net Loss per Share Attributable to Alexza Common Stockholders
Historical basic and diluted net loss per share attributable to Alexza common stockholders is calculated by dividing the net loss attributable to Alexza common stockholders by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share attributable to Alexza common stockholders calculation for the three and six months ended June 30, 2009 and 2008 because the inclusion of such shares would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options	4,740,849	3,485,793	4,409,290	3,439,580
Restricted stock units	1,083,242	88,058	626,311	90,592
Warrants to purchase common stock	2,431,242	2,390,720	2,431,242	2,390,720
7. Restructuring Charges
In January 2009, the Company restructured its operations to focus its efforts on the continued rapid development of its AZ-004 (Staccato loxapine) product candidate. The restructuring included a workforce reduction of 50 employees, representing approximately 33% of the Company’s total workforce and was completed in the second quarter of 2009. The Company incurred restructuring expenses related to employee severance and other termination benefits, including a non-cash charge related to modifications to share-based awards, and does not expect to incur any additional restructuring expenses in future periods. The restructuring accrual is recorded within other accrued expenses.
The following table summarizes the accrual balance and utilization by cost type for the restructuring for the three and six months ended June 30, 2009 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
Beginning Balance	$302	$—
Restructuring charges accrued	625	2,153
Noncash share-based compensation charges	(1)	(56)
Cash payments	(609)	(1,780)

Balance as of June 30, 2009	$317	$317

8. Comprehensive Loss Attributed to Alexza Common Stockholders
Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(16,969)	$(20,013)	$(23,873)	$(38,379)
Change in unrealized (loss) on marketable securities	(1)	(197)	(33)	(123)

Comprehensive loss	(16,970)	(20,210)	(23,906)	(38,502)
Comprehensive loss attributable to noncontrolling interest in Symphony Allegro. Inc	7,229	5,891	12,419	9,648

Comprehensive loss attributable to Alexza common stockholders	$(9,741)	$(14,319)	$(11,487)	$(28,854)

9. Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Accrued compensation	$1,832	$4,012
Accrued professional fees	626	439
Accrued restructuring expenses	317	—
Other	573	754

Total	$3,348	$5,205

10. Equipment Financing Obligations
The Company has outstanding borrowings under financing agreements to finance equipment purchases. Borrowings under the agreements are to be repaid in 36 to 48 monthly installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasury securities of comparable maturities and ranges from 9.2% to 10.6%. The equipment purchased under each of the equipment financing agreements is pledged as security. The Company believes the amortized book represents the fair value of the outstanding debt.
Future principal payments under the equipment financing agreements as of June 30, 2009 are as follows (in thousands):

Remainder of 2009	$1,760
2010	2,088
2011	427

Total	$4,275

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
The lease, as amended, included $15,964,000 of tenant improvement reimbursements from the landlord. The Company has recorded all tenant improvements as additions to property and equipment and is amortizing the improvements over the shorter of the estimated useful life of the improvement or the remaining life of the lease. The reimbursements received from the landlord are included in deferred rent liability and amortized over the life of the lease as a contra-expense.
In the three and six months ended June 30, 2009 the Company incurred $661,000 and $1,468,000 of rent expense, net of sublease income, respectively and $1,005,000 and $2,903,000 in the same periods in 2008.
12. License Agreements
Symphony Allegro, Inc.
On December 1, 2006 (the “Closing Date”), the Company entered into a series of related agreements with Symphony Capital LLC (“Symphony Capital”), Symphony Allegro Holdings LLC (“Holdings”) and Allegro, providing for the financing of the clinical development of its AZ-002, Staccato alprazolam, and the AZ-004/104, Staccato loxapine, product candidates (the “Programs”). Symphony Capital and other investors (“Symphony”) invested $50,000,000 in Holdings, which then invested the $50,000,000 in Allegro. Pursuant to the agreements, Allegro agreed to invest up to the full $50,000,000 to fund the clinical development of the Programs, and the Company licensed to Allegro certain intellectual property rights related to these Programs.
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
In consideration for the warrant, the Company received an exclusive purchase option (the “Purchase Option”) that gives the Company the right, but not the obligation, to acquire all, but not less than all, of the equity of Allegro, thereby allowing the Company to reacquire all of the Programs. Prior to the amendments of the terms of the Purchase Option described below, this Purchase Option was exercisable at any time from December 1, 2007 to December 1, 2010, at predetermined prices that increased over time and ranged from $67,500,000 starting December 31, 2007 to $122,500,000 through December 1, 2010. The Purchase Option exercise price was payable in cash or in a combination of cash and the Company’s common stock, at the Company’s sole discretion, provided that the common stock portion may not exceed 40% of the Purchase Option exercise price, or 10% of the Company’s common stock issued and outstanding as of the purchase option closing date.
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
The noncontrolling interest in Symphony Allegro, Inc., as presented on the consolidated balance sheets, represents Symphony’s equity investment in Allegro of $50,000,000 equity reduced by $10,708,000 for the value of the Purchase Option, and by $2,829,000 for a structuring fee and related expenses that the Company paid to Symphony Capital in connection with the closing of the Allegro transaction, resulting in the recording of a net noncontrolling interest of $36,463,000 on the effective date. The Company has charged the losses incurred by Allegro to the noncontrolling interest in the determination of the net loss attributed to common stockholders in the consolidated statements of operations and the Company also reduced the noncontrolling interest in the consolidated balance sheets by Allegro’s losses. For the three and six months ended June 30, 2009 and 2008, the net losses of Allegro charged to the non controlling interest were $7,229,000 and $12,419,000, respectively and $5,891,000 and $9,648,000 in the same periods in 2008, respectively.
In June 2009, the Company entered into an agreement with Holdings to amend the provisions of and to exercise the Purchase Option. In exchange for all of the outstanding shares of Allegro, the Company will, in lieu of the consideration described above: i) issue to Symphony Capital 10,000,000 shares of Alexza Common Stock ii) issue to Symphony Capital a five-year warrant for 5,000,000 shares of Alexza Common Stock at an exercise price of $2.26 per share and cancel Symphony Capital’s currently outstanding 2,000,000 share warrant for Alexza Common Stock and iii) pay Symphony Capital certain percentages of cash payments that may be generated from future partnering transactions for AZ-004, AZ-104 and/or AZ-002, the product candidates that were licensed to Allegro. The transaction is subject to stockholder approval and is expected to close in the third quarter of 2009.

Endo Pharmaceuticals, Inc.
On December 27, 2007, the effective date, the Company entered into a license, development and supply agreement (the “license agreement”), with Endo Pharmaceuticals, Inc. (“Endo”) for AZ-003 (Staccato fentanyl) and the fentanyl class of molecules for North America. Under the terms of the License Agreement, Endo paid the Company a $10,000,000 non-refundable upfront fee and Endo was obligated to pay potential additional milestone payments of up to $40,000,000 upon achievement of predetermined regulatory and clinical milestones. Endo was also obligated to pay royalties to the Company on net sales of the product, from which the Company would be required to pay for the cost of goods for the manufacture of the commercial version of the product. Under the terms of the license agreement, the Company had primary responsibility for the development and costs of the Staccato Electronic Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. Endo had the responsibility for future pre-clinical, clinical and regulatory development, and, if AZ-003 was approved for marketing, for commercializing the product in North America. The Company recorded the $10,000,000 upfront fee it received from Endo in January 2008 as deferred revenue. The Company was unable to allocate a fair value to the each of the deliverables outlined in the agreement and therefore accounted for the deliverables as a single unit of accounting. The Company began to recognize the $10,000,000 upfront payment as revenue in the third quarter of 2008 over the estimated performance period of six years, resulting in revenues of $486,000 in 2008.
In January 2009, the Company and Endo mutually agreed to terminate the license agreement, with all rights to AZ-003 reverting back to the Company. The Company’s obligations under the license agreement were fulfilled upon the termination of the agreement, and the Company recognized the remaining deferred revenue of $9,514,000 during the three months ended March 31, 2009.
13. Manufacturing and Supply Agreement
On November 2, 2007, the Company entered into a Manufacturing and Supply Agreement, (“Supply Agreement”), with Autoliv ASP, Inc. relating to the commercial supply of heat packages that can be incorporated into its Staccato device (the “Chemical Heat Packages”). Under the terms of the Supply Agreement, Autoliv will develop a manufacturing line capable of producing 10 million Chemical Heat packages a year. The Company will pay Autoliv $12,000,000 upon the earlier of December 31, 2011 or 60 days after the approval by the Food and Drug Administration of a new drug application filed by the Company. If the Supply agreement is terminated by either party, the Company will be required to reimburse Autoliv up to $12,000,000 for certain expenses related to the equipment and tooling used in the production and testing of the Chemical Heat Packages. Upon payment by the Company, Autoliv will be required to transfer possession and ownership of such equipment and tooling to the Company. Each quarter, the Company estimates the amount of work performed on the development of the manufacturing line and recognizes a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. The Company believes the contract value represents the fair value of the asset and, as of June 30, 2009, has recorded a fixed asset and a non-current liability of $2,600,000 related to its commitment to Autoliv for the development of the manufacturing line.
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

14. Subsequent Events
The Company has evaluated its subsequent events through the date of the filing of these financial statements, August 5, 2009, and determined there are no items that required disclosure to keep these financial statements from being misleading.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the approval by our stockholders of the issuance of shares in connection with and the successful closing of our acquisition of all of the outstanding common stock of Symphony Allegro, the prospects of us receiving approval to market AZ-004, our anticipated timing for filing or receiving approval for our New Drug Application for AZ-004, the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for our product candidates, our future operating expenses, our future losses, our future expenditures and the sufficiency of our cash resources. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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

Our clinical-stage product candidates are:
•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the acute treatment of agitation in patients with schizophrenia or bipolar disorder. In 2008, we successfully initiated, enrolled and completed our two pivotal Phase 3 clinical trials. We announced positive results from these two studies in September and December 2008, and presented data from these clinical trials at the American Psychiatry Association annual meeting in May 2009.
During 2009, we have five non-pivotal safety and NDA-supporting studies to conduct, which will complete our planned NDA clinical work. During the first quarter of 2009, we completed a Phase 1 placebo-controlled study in 30 healthy subjects to assess the pulmonary safety of AZ-004. We observed that AZ-004, administered twice within a 24-hour period, was safe and generally well tolerated in this study. There were no systematic effects on pulmonary function vs. placebo, and no respiratory adverse events.
During the second quarter, we initiated the four remaining AZ-004 non-pivotal safety and NDA-supporting studies. These studies were a thorough QTc study in healthy subjects, a smoker/non-smoker pharmacokinetic, or PK, study in healthy subjects, a pulmonary safety study in subjects with asthma and a pulmonary safety study in subjects with chronic obstructive pulmonary disease, or COPD.
We completed the enrollment in the Phase 1 placebo-controlled thorough QTc study in 48 healthy subjects. The purpose of a thorough QTc study is to determine a drug’s potential effect on cardiac rhythms. In this study, we found that the active control, moxifloxacin, produced a positive QT/QTc signal that validated the sensitivity of the clinical study. At all timepoints for the primary analysis, the confidence intervals of the QTc for AZ-004 were within the FDA standard 10 millisecond window, supporting the cardiac safety of AZ-004.
We completed enrollment in the Phase 1 smoker/non-smoker PK study in 35 healthy subjects. We observed comparable blood levels in smokers and non-smokers for both AZ-004 and the metabolites of AZ-004. Side-effect profiles were similar in smokers and non-smokers.
We have also completed the enrollment of the two pulmonary safety studies, one in subjects with asthma and one in subjects with COPD. We expect to complete the data collection and data analysis in both of these studies by the end of the third quarter of 2009.
In July 2009, we completed our AZ-004 pre-NDA meeting with the FDA. We have confirmed our understanding of the NDA submission contents, and we continue to project our AZ-004 NDA submission for the first quarter of 2010.
AZ-004 has been licensed to Symphony Allegro, Inc., or Symphony Allegro, and we have exercised our right to reacquire all rights to this product candidate, subject to the approval of our stockholders of our issuance of shares of common stock and a warrant to purchase shares of common stock in connection with such transaction. See discussion of the Symphony Allegro transaction below. We expect the transaction to close in the third quarter of 2009.
•	AZ-104 (Staccato loxapine). We are developing AZ-104 to treat patients suffering from acute migraine headaches. AZ-104 is a lower-dose version of AZ-004.
In June 2009, we completed enrollment in our Phase 2b clinical trial, enrolling 366 patients with migraines. This outpatient, multi-center, randomized, double-blind, single-dose, placebo-controlled study was initiated in January 2009. Two dose levels of AZ-004 are being evaluated in the clinical trial, 1.25 mg and 2.5 mg. The primary efficacy endpoint for the trial is headache pain relief at 2 hours post-dose, using the standard IHS 4-point rating scale. Secondary efficacy endpoints for the trial include pain relief and other symptom assessments at various time points. Safety evaluations were also made throughout the clinical trial period. We project that data from this Phase 2b study will be available before the end of the third quarter of 2009.

AZ-104 has been licensed to Symphony Allegro, and we have exercised our right to reacquire all rights to this product candidate, subject to the approval of our stockholders of our issuance of shares of common stock in connection with such transaction.
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
In December 2007, we entered into a license, development and supply agreement, or the license agreement, with Endo Pharmaceuticals, Inc., or Endo, for AZ-003 and the fentanyl class of molecules for North America. Under the terms of the license agreement, Endo paid us a non-refundable upfront fee of $10 million, and was obligated to pay potential additional milestone and royalty payments. In January 2009, we mutually agreed with Endo to terminate the license agreement, with all rights to AZ-003 reverting back to us. We recorded the $10 million upfront fee we received from Endo in January 2008 as deferred revenue and began to recognize this revenue in the third quarter of 2008 over the estimated performance period of six years, resulting in revenue of $486,000 in 2008. Our obligations under the license agreement were fulfilled upon the termination of the agreement in January 2009 and we recognized the remaining deferred revenue in the three months ended March 31, 2009. We do not expect to pursue the development of AZ-003 without a partner.
•	AZ-002 (Staccato alprazolam). AZ-002 has completed a Phase 1 clinical trial in healthy subjects and a Phase 2a proof-of-concept clinical trial in panic disorder patients for the treatment of panic attacks, an indication we are not planning to pursue. However, given the safety profile, the successful and reproducible delivery of alprazolam, and the IV-like pharmacological effect demonstrated to date, we and Symphony Allegro are assessing AZ-002 for other possible indications and renewed clinical development. AZ-002 has been licensed to Symphony Allegro, and we have exercised our right to reacquire all rights to this product candidate, subject to the approval of our stockholders of our issuance of shares of common stock in connection with such transaction.
In December 2006, we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004/AZ-104, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC, a wholly owned subsidiary of Symphony Allegro Holdings LLC, and its investors have invested $50 million to form Symphony Allegro to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these product candidates. We continue to be primarily responsible for the development of these product candidates in accordance with a development plan and related development budgets, and we have incurred and may continue to incur expenses that are not funded by Symphony Allegro. Pursuant to the agreements, we have received an exclusive purchase option that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Symphony Allegro, and reacquire the intellectual property rights that we licensed to Symphony Allegro. Prior to the amendment of the terms of the purchase option described below, this purchase option was exercisable at predetermined prices between $97.5 million at June 30, 2009 and $122.5 million at December 1, 2010. The purchase option exercise price was payable in cash or in a combination of cash and our common stock, at our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the purchase option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise our purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we will maintain exclusive rights to manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes. Pursuant to a warrant purchase agreement, we issued to Symphony Allegro Holdings, LLC a warrant with a five-year term to purchase 2,000,000 shares of our common stock at $9.91 per share, also paid a transaction structuring fee of $2.5 million, and reimbursed approximately $329,000 of Symphony Allegro transaction fees.
In June 2009, we entered into an agreement with Symphony Capital to modify the provisions of, and to exercise, the Purchase Option. In exchange for all of the outstanding shares of Symphony Allegro, subject to the approval of the transaction by our stockholders, we will, in lieu of the consideration described above: i) issue to Symphony Capital 10 million shares of Alexza Common Stock ii) issue to Symphony Capital a five-year warrant for 5 million shares of Alexza Common Stock at an exercise price of $2.26 per share and cancel Symphony Capital’s currently outstanding 2 million share warrant for Alexza Common Stock and iii) pay Symphony Capital certain percentages of cash payments that may be generated from future partnering transactions for AZ-004, AZ-104 and/or AZ-002, the product candidates that were licensed to Symphony Allegro. The transaction is subject to stockholder approval, and we expect the transaction to close in the third quarter of 2009.
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
In March 2008, we obtained a committed equity line of credit under which we may sell, subject to certain limitations, up to $50 million of our registered common stock to Azimuth Opportunity, Ltd., or Azimuth, over a 24-month period. We are not obligated to utilize any of the $50 million equity line of credit. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this equity line of credit, subject to certain conditions. When and if we elect to use the equity line of credit, we will issue shares to Azimuth at a discount between 4.15% and 6.00% to the volume weighted average price of our common stock over a preceding period of trading days. Azimuth is not required to purchase any shares at a price below $5.00 per share. At July 27, 2009, our stock price was $2.37. We have not sold any shares under this agreement as of June 30, 2009.
We were incorporated on December 19, 2000. We have funded our operations primarily through the sale of equity securities, capital lease and equipment financings and government grants. We have generated $16.9 million in revenues from inception through June 30, 2009, substantially all of which was earned through the license agreement with Endo and through United States Small Business Innovation Research grants. In prior years we have recognized governmental grant revenue and drug compound feasibility revenue, however, we expect no grant revenue or drug compound feasibility screening revenue in 2009. In January 2009, we and Endo mutually terminated the license agreement, at which time we fully fulfilled our obligations under the license agreement, and recognized the remaining $9.5 million of deferred revenues into revenues during the three months ended March 31, 2009. We do not expect any material product revenue until at least 2011.
We have incurred significant losses since our inception. As of June 30, 2009, our deficit accumulated during development stage was $234.0 million and total stockholders’ equity was $19.2 million. We recognized net losses of $23.9 million during the six months ended June 30, 2009 and $77.0 million, $55.9 million, and $43.5 million, during the years ended December 31, 2008, 2007 and 2006, respectively. In January 2009, we consolidated our operations to primarily focus our efforts on the continued rapid development of AZ-004. As part of the reorganization, we reduced our total workforce by 33%, and we mutually agreed with Endo to terminate the license agreement for our AZ-003 product.

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long-term success. If we do not complete development of our product candidates and obtain regulatory approval to market one or more of these product candidates, we may be forced to cease operations. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. Our strategy is to focus our resources on AZ-004. We expect to file an NDA for this product candidate in the first quarter of 2010. We have announced that we are seeking partnerships to continue development of our other programs. If in the future we enter into partnerships, third parties could have control over preclinical development or clinical trials for some of our product candidates. Accordingly, the progress of such product candidate would not be under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to any future partnerships or how such arrangements would affect our development plans or capital requirements.
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
We anticipate that with current cash, cash equivalents and marketable securities along with interest earned thereon, expected payments from Symphony Allegro, or access to the cash held by Symphony Allegro if our acquisition of Symphony Allegro closes as anticipated, the proceeds from option exercises, and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations through the end of the first quarter of 2010. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2009 and 2008
Revenue
We had no revenues in the three months ended June 30, 2009, and $9.5 million of revenues during the six months ended June 30, 2009, which represented revenues related to the license agreement with Endo. In the third quarter of 2008, we began to recognize revenues related to the $10 million upfront payment received from Endo as part of the agreement. In January 2009, we mutually agreed with Endo to terminate the agreement, at which time we fulfilled our obligations under the agreement, and recognized the remaining $9.5 million of deferred revenues into revenues. We had no revenues in the three and six months ended June 30, 2008. In prior years we have recognized governmental grant revenue and drug compound feasibility revenue, however, we expect no grant revenue or drug compound feasibility screening revenue in 2009.

Operating Expenses
Our operating expenses were affected by our prospective method of adoption of SFAS 123R. As a result, we believe reviewing our operating expenses both inclusive and exclusive of share-based compensation provides a better understanding of the growth of our operations. The impact of share-based compensation on operating expenses is outlined as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating expenses without share-based compensation expenses:
Research and development	$11,040	$15,007	$21,323	$28,984
General and administrative	3,455	4,046	6,666	8,033
Restructuring charges	624	—	2,097	—

Total operating expenses without share-based compensation expenses	15,119	19,053	30,086	37,017

Share-based compensation expenses:
Research and development	965	691	1,647	1,407
General and administrative	750	756	1,403	1,231
Restructuring charges	1	—	56	—

Total share-based compensation expenses	1,716	1,447	3,106	2,638

Total operating expenses	$16,835	$20,500	$33,192	$39,655

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
The following table summarizes our expenditures on each candidate based on our internal records and estimated allocations of employee time and related expenses (in thousands):

					From
					December
					19, 2000
	Three Months Ended		Six Months Ended		(inception)
	June 30,		June 30,		to June 30,
	2009	2008	2009	2008	2009
Preclinical and clinical development
AZ-004/104	$9,719	$6,541	$16,686	$11,005	$68,378
AZ-001	—	423	—	924	39,372
AZ-002	104	914	168	1,292	15,178
AZ-003	83	4,057	1,623	7,322	31,517
AZ-007	—	380	—	1,520	12,371
Other preclinical programs	—	—	—	—	3,243

Total preclinical and clinical development	9,906	12,315	18,477	22,063	170,059
Research	2,099	3,383	4,493	8,328	57,594

Total research and development	$12,005	$15,698	$22,970	$30,391	$227,653

Research and development expenses were $12.0 million and $23.0 million during the three and six months ended June 30, 2009, respectively, and $15.7 million and $30.4 million in the same periods in 2008, respectively. The decreases were due primarily to:

•	decreased spending on our AZ-003 product candidate in connection with the termination of the license agreement with Endo in January 2009; and
•	the suspension of the development of our AZ-001, AZ-002 and AZ-007 product candidates and decreased spending on basic research in connection with our decision to focus our resources on our AZ-004 product candidate.
These decreases were partially offset by:
•	increased spending on our AZ-004/104 product candidates as we continued our development of these product candidates under the Symphony Allegro agreement, including our efforts to support an NDA filing for AZ-004 and the AZ-104 Phase 2b clinical trial.
We expect research and development expenses to decrease during the second half of 2009 as a result of completion of the AZ-104 Phase 2b clinical trial and substantial completion of AZ-004 safety studies in the first half of 2009. We do not intend to continue development of AZ-001, AZ-002, AZ-003 or AZ-007 in the second half of 2009 unless we can partner the programs.
General and Administrative Expenses
General and administrative expenses were $4.2 million and $8.1 million during the three and six months ended June 30, 2009, respectively, and $4.8 million and $9.3 million in the same periods a year ago, respectively. The decreases in general and administrative expenses were primarily due to decreased headcount expenses as a result of our restructuring in January 2009, reduced facility expenses as we were completing our move to our Mountain View facility in the first half of 2008, and our efforts to reduce third party costs to conserve cash balances.
We expect our general and administrative expenses in the second half of 2009 to remain relatively consistent with levels incurred in the first half of 2009.
Restructuring Charges
In January 2009, we restructured our operations to focus our efforts on the continued rapid development of our AZ-004 (Staccato loxapine) product candidate. The restructuring included a workforce reduction of 50 employees, representing approximately 33% of our total workforce and was completed in the second quarter of 2009. We incurred restructuring expenses related to employee severance and other termination benefits, including a non-cash charge related to modifications to share-based awards. The restructuring accrual is recorded within other accrued expenses.
The following table summarizes the restructuring accrual activity for the three and six months ended June 30, 2009 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
Beginning Balance	$302	$—
Restructuring charges accrued	625	2,153
Noncash share-based compensation charges	(1)	(56)
Cash payments	(609)	(1,780)

Balance as of June 30, 2009	$317	$317

Interest and Other Income/(Expense), Net and Interest Expense
Interest and other income/(expense) was $(9,000) and $88,000 the three and six months ended June 30, 2009, respectively, and $729,000 and $1,809,000 in the same periods in 2008, respectively. The amounts primarily represent income earned on our cash and cash equivalents and marketable securities and on investments held by Symphony Allegro, Inc. In the three and six months ended June 30, 2009, other expenses include losses on the retirement of fixed assets. The decrease was primarily due to lower average cash, cash equivalent and marketable securities balances as well as lower interest earned on those balances and losses incurred on our fixed asset retirements. We expect interest income to continue to decrease in future periods as we expect decreases in our cash, cash equivalent and marketable securities balances as well as decreases in investments held by Symphony Allegro and do not expect any material losses on the retirement of fixed assets.

Interest expense was $125,000 and $283,000 for the three and six months ended June 30, 2009, respectively, and $242,000 and $533,000 in the same periods in 2008, respectively. The amounts represent interest on our equipment financing obligations. Interest expense decreased due to lower balances on our equipment financing obligations as we had no such borrowings in 2008 or the first half of 2009.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate net proceeds from such sales totaling $225.4 million, revenues primarily from the Endo agreement and government grants totaling $16.9 million, and payments from Symphony Allegro. We have received additional funding from equipment financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our Employee Stock Purchase Plan. As of June 30, 2009, we had $16.6 million in cash, cash equivalents and marketable securities and $9.4 million of investments held by Symphony Allegro. The investments held by Symphony Allegro are used to fund the development of AZ-002, AZ-004 and AZ-104 and are not available for general corporate expenses: however, if our acquisition of Symphony Allegro closes as anticipated, any investments held by Symphony Allegro will be available of general corporate expense thereafter. Our cash and marketable securities balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Investments held by Symphony Allegro consist of investments in a money market fund that invests primarily in domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. and Yankee bank obligations and fully collateralized repurchase agreements. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
Cash Flows from Operating Activities. Net cash used in operating activities was $30.0 million and $21.0 million during the six months ended June 30, 2009 and 2008, respectively. The net cash used in the six months ended June 30, 2009 primarily reflects the net loss of $23.9 million, net of non-cash share-based compensation expense of $3.7 million and depreciation of $2.5 million and the decrease in deferred revenues related to the termination of the license agreement with Endo of $9.5 million and decreases in accrued clinical and other accrued expenses of $1.6 million and accounts payables of $1.0 million.
The net cash used in the six months ended June 30, 2008 primarily reflects the net loss of $38.4 million, net of depreciation of $2.7 million and non-cash share based compensation expense of $2.9 million. These decreases were, partially offset by the decrease in other receivables of $12.1 million which primarily reflected the receipt of $10 million from Endo in the first quarter of 2008 and receipt of the receivable for tenant improvement reimbursements for the Mountain View facility.
Cash Flows from Investing Activities. Net cash provided by investing activities was $17.8 million and $3.9 million during the six months ended June 30, 2009 and 2008, respectively. Investing activities consist primarily of purchases and sales/maturities of marketable securities and capital purchases. During the six months ended June 30, 2009, we had sales/maturities of marketable securities, net of purchases, of $6.6 million, maturities of available-for-sale securities held by Symphony Allegro of $11.9 million, and purchases of property and equipment of $0.7 million, primarily consisting of equipment purchases.
During the six months ended June 30, 2008, we had purchases of marketable securities, net of maturities, of $2.8 million, and purchases of property and equipment of $1.5 million, consisting primarily of tenant improvements for our Mountain View facility, and maturities of available-for-sale securities held by Symphony Allegro of $8.1 million.
Cash Flows from Financing Activities. Net cash (used in) provided by financing activities was $(2.0) million and $8.5 million during the six months ended June 30, 2009 and 2008, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our equipment financing agreements. In 2009 and 2008, payments on our equipment financing obligations were $2.4 million and $2.2 million, respectively. In March 2008 we issued 1,250,000 shares of common stock and a warrant exercisable for 375,000 shares of common stock in a private offering resulting in net proceeds of $9.8 million.
     We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the expected payments from Symphony Allegro, or access to the cash held by Symphony Allegro if our acquisition of Symphony Allegro closes as anticipated, the proceeds from option exercises, and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations through the first quarter of 2010. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:
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
     In March 2008, we obtained a committed equity line of credit under which we may sell, subject to certain limitations, up to $50 million of our registered common stock to Azimuth Opportunity, Ltd., or Azimuth, over a 24-month period. We are not obligated to utilize any of the $50 million equity line of credit. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this equity line of credit, subject to certain conditions. When and if we elect to use the equity line of credit, we will issue shares to Azimuth at a discount between 4.15% and 6.00% to the volume weighted average price of our common stock over a preceding period of trading days. Azimuth is not required to purchase any shares at a price below $5.00 per share. At July 27, 2009, our stock price was $2.37.
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
Our future contractual payments, net of sublease income, including interest, are as follows (in thousands):

	Operating	Equipment
	Lease	Financing
	Agreements	Obligations	Total
2009 — remaining 6 months	$2,235	$1,936	$4,171
2010	5,016	2,226	7,242
2011	5,138	443	5,581
2012	5,263	—	5,263
2013	4,919	—	4,919
Thereafter	20,792	—	20,792

Total	$43,363	$4,605	$47,968

On November 2, 2007, we entered into a manufacturing and supply agreement, or the supply agreement, with Autoliv ASP, Inc, or Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and us executed in October 2005. Under the terms of the supply agreement, Autoliv will develop a manufacturing line capable of producing 10 million chemical heat packages a year. We will pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the Food and Drug Administration of a new drug application filed by us. If the agreement is terminated by either party, we will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the chemical heat packages. Upon payment by us Autoliv will be required to transfer possession and ownership of such equipment and tooling to us. Each quarter, we estimate the amount of work performed on the development of the manufacturing line and recognize a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. As of June 30, 2009, we recorded a fixed asset and a non-current liability of $2.6 million related to our commitment to Autoliv for the development of the manufacturing line. Autoliv has also agreed to manufacture, assemble and test the chemical heat packages solely for us in conformance with our specifications. We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the supply agreement expires on December 31, 2012 and may be extended by written mutual consent.
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
   Symphony Allegro, Inc.
On December 1, 2006 we entered into a transaction involving a series of related agreements with Symphony Capital LLC, or Symphony Capital, Symphony Allegro Holdings LLC, or Holdings, and Holdings’ wholly owned subsidiary Symphony Allegro, to fund the clinical development of AZ-002, Staccato alprazolam, and AZ-004/104, Staccato loxapine, or the programs. Symphony Capital and other investors, together referred to as Symphony, invested $50 million in Holdings, which then invested the $50 million in Symphony Allegro. Pursuant to the agreements, Symphony Allegro agreed to invest up to the full $50 million to fund the clinical development of the programs, and we licensed to Symphony Allegro certain intellectual property rights related to these programs. We have retained manufacturing rights to these product candidates. Pursuant to the agreements, we continue to be primarily responsible for all preclinical, clinical and device development efforts as well as maintenance of the intellectual property portfolio for the programs. We and Symphony Allegro have established a development committee to oversee the programs. We participate in the development committee and have the right to appoint one of the five board of director seats of Symphony Allegro. We have incurred and may continue to incur expenses related to the programs that are not funded by Symphony Allegro. Pursuant to the agreements, we have received an exclusive purchase option, or the purchase option, that gives us the right, but not the obligation, to acquire all, but not less than all, of the equity of Symphony Allegro, and reacquire the intellectual property rights that we licensed to Symphony Allegro. Prior to the amendment of the terms of the purchase option described below, the purchase option was exercisable at predetermined prices that increased over time and ranged from $67.5 million starting December 31, 2007 to $122.5 million through December 1, 2010. The purchase option exercise price was payable in cash or in a combination of cash and our common stock, in our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price or 10% of our common stock issued and outstanding as of the purchase option closing date. If we pay a portion of the purchase option exercise price in shares of our common stock, then we will be required to register such shares for resale under a resale registration statement pursuant to the terms of a registration rights agreement. If we do not exercise the purchase option by December 1, 2010, then Symphony Allegro will retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and, if they are ultimately commercialized, we will maintain exclusive rights to manufacture and sell Staccato alprazolam and Staccato loxapine to

Symphony Allegro or its sublicensee for those purposes. In consideration for the purchase option, we issued to Holdings a five-year warrant to purchase 2,000,000 shares of our common stock at $9.91 per share and paid $2.85 million for structuring fees and related expenses to Symphony Capital.
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
We have consolidated the financial position and results of operations of Symphony Allegro in accordance with FIN 46R. We believe Symphony Allegro is by design a VIE because we have a purchase option to acquire its outstanding voting stock at prices that are fixed based upon the date the option is exercised. The fixed nature of the purchase option price limits Symphony’s returns, as the investor in Symphony Allegro.
FIN 46R deems parties to be de facto agents if they cannot sell, transfer, or encumber their interests without the prior approval of an enterprise. Symphony Capital is considered to be a de facto agent of ours pursuant to this provision, and because we and Symphony, as a related party group, absorb a majority of Symphony Allegro’s variability, we evaluated whether, pursuant to FIN 46R’s requirements, we are most closely associated with Symphony Allegro. We concluded that we are most closely associated with Symphony Allegro and should consolidate Symphony Allegro because (1) we originally developed the technology that was assigned to Symphony Allegro, (2) we will continue to oversee and monitor the development program, (3) our employees will continue to perform substantially all of the development work, (4) we significantly influenced the design of the responsibilities and corporate structure of Symphony Allegro, (5) Symphony Allegro’s operations are substantially similar to our activities, and (6) through the purchase option, we have the ability to meaningfully participate in the benefits of a successful development effort.
Symphony Capital will be required to absorb the development risk for its equity investment in Symphony Allegro. Pursuant to FIN 46R’s requirements, Symphony Capital’s equity investment in Symphony Allegro is classified as noncontrolling interest in our consolidated balance sheets. The noncontrolling interest held by Symphony Capital has been reduced by the $10.7 million fair value of the warrant it received in consideration for the purchase option and $2.85 million of fees we immediately paid to Symphony Capital upon the transaction’s closing because the total consideration provided by us to Symphony Capital effectively reduces Symphony Capital’s at-risk equity investment in Symphony Allegro. While we perform the research and development on behalf of Symphony Allegro, our development risk is limited to the consideration we provided to Symphony Capital (the warrant and fees).
Net losses incurred by Symphony Allegro and charged to the noncontrolling interest were $12.4 million, $18.6 million and $10.8 million for the six months ended June 30, 2009 and the years ended December 31, 2008 and 2007, respectively. At June 30, 2009, the noncontrolling interest balance was $(7.1) million. As of June 30, 2009, the investments held by Symphony Allegro were $9.4 million, which we expect to spend over the next six months.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51, or SFAS 160. SFAS 160 requires that noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet. SFAS 160 requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. SFAS 160 also requires that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, as well as requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. On January 1, 2009, we adopted the provisions of SFAS 160. SFAS 160 also changes the requirement of ARB 51 with respect to attribution of loss to the controlling interest. Under ARB 51, losses that otherwise would have been attributed to the noncontrolling interest were allocated to the controlling interest after the noncontrolling interest was reduced to zero. SFAS 160 amends ARB 51 to provide that losses are attributed to the noncontrolling interest, even when the noncontrolling interest’s basis has been reduced to zero. During the quarter ended June 30, 2009, the noncontrolling interest in Symphony Allegro,

Inc. was reduced to zero. Had the previous requirement under ARB 51 been applied, the consolidated net loss attributable to Alexza Pharmaceuticals, Inc.’s common stockholders would have increased by $7,058,000 and the loss per share attributable to Alexza common stockholders would have increased by $0.21, during the three and six months ended June 30, 2009.
In June 2009, we entered into an agreement with Symphony Holdings to modify the provisions of and to exercise the Purchase Option. In exchange for all of the outstanding shares of Symphony Allegro, we will, in lieu of the consideration described above: i) issue to Symphony Capital 10 million shares of Alexza common stock, ii) issue to Symphony Capital a 5 year warrant to purchase 5 million shares of Alexza common stock with an exercise price of $2.26, and iii) pay Symphony capital certain percentages of cash payments that may be generated from future partnering transactions for AZ-002, AZ-004, and AZ-104. The warrant to purchase 2 million shares of Alexza common stock issued to Holdings in December 2006 will also be cancelled. The transaction is subject to approval by Alexza’s stockholders and we expect the transaction to close in the third quarter of 2009.
Upon closing, we will record the exercise of the purchase option as a return to the noncontrolling interest. The payment will be accounted for as a capital transaction that would not affect our net loss. However, because the exercise of the purchase option will be accounted for as a capital transaction, it will be treated as a deemed dividend for purposes of reporting loss per share, increasing loss per share, in the period we exercise the purchase option
Revenue Recognition
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
Recently Issued Accounting Standards
Statement of Financial Accounting Standard No. 167
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating the impact SFAS 167 will have on our financial position, results of operations and cash flows.

Statement of Financial Accounting Standard No. 168
In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of June 30, 2009, we had cash, cash equivalents and marketable securities of $16.6 million and investments held by Symphony Allegro of $9.4 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset backed securities and no exposure to auction rate securities.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management (with the participation of our chief executive officer, chief financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2009, our internal disclosure controls and procedures were effective.
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
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $23.9 million, $77.0 million, $55.9 million, and $43.5 million for the six months ended June 30, 2009, and the years ended December 31, 2008, 2007 and 2006, respectively. As of June 30, 2009, we had a deficit accumulated during development stage of $234.0 million. We expect our expenses to decrease in 2009 compared to 2008 levels as a result of our reduction in force, which we effected in January 2009 and as we expect lower clinical expenses with respect to our lead development program in the second half of 2009; however, we expect to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.
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
You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not completed clinical development for any of our product candidates. Our lead product candidate is in late-stage Phase 3 development, with an NDA projected for the first quarter of 2010, and each of our other product candidates is at an earlier stage of development. Each of our product candidates will be unsuccessful if it:
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
We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, expected payments from Symphony Allegro, or access to the cash held by Symphony Allegro if our acquisition of Symphony Allegro closes as anticipated, the proceeds from option exercises, and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations through the first quarter of 2010. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:
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
The recent economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements through the first quarter of 2010, we may obtain additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. There is a risk that one or more of our current service providers, manufacturers and other partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.
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

Continuing development of our single dose version device may delay regulatory submissions and marketing approval for AZ-004
Our clinical studies to date for our AZ-004, AZ-001, AZ-104, AZ-002 and AZ-007 product candidates have been completed using a version of our single dose Staccato device we refer to as the chemical single dose, or CSD, device. We are developing a version of the CSD that is intended to cost less to manufacture and is more scalable than the current version of CSD. We refer to the newer version of this single dose device as the commercial production device, or CPD, version. The CPD incorporates the same basic chemical heat package and electronics as the CSD. We have conducted a bioequivalence study in normal volunteers using the CSD and the CPD versions of the device to determine if the drug dose dispensed by the two devices is bioequivalent. The FDA is reviewing the results of this study. If the FDA determines that the results of the bioequivalence study and the available analytical data do not support the bioequivalency, or if the FDA or foreign regulatory authorities determine the CPD is unacceptable for any other reason, we may be required to conduct additional clinical research for AZ-004 with the CPD version of the device. Conducting an additional Phase 3 clinical trial could delay the filing of an NDA which could also delay any potential marketing approval in the United States.
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
A key element of our business strategy is our intent to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates. In December 2006, we entered into such a development relationship with Symphony Allegro, and in December 2007 we entered into a strategic relationship with Endo Pharmaceuticals, Inc. for the development of AZ-003. In January 2009, we mutually agreed with Endo to terminate our agreement. In June 2009, we amended the terms of our arrangement with Symphony Allegro, which, subject to stockholder approval of the transaction, we expect to result in our acquisition of Symphony Allegro and the termination of that arrangement in the third quarter of 2009. We intend to enter into additional strategic partnerships with third parties to develop and commercialize our product candidates that are intended for larger markets, and we may enter into strategic partnerships for product candidates that are targeted toward specialty markets. To date, other than Symphony Allegro and Endo, we have not entered into any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate additional strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.
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

We have exclusively licensed certain intellectual property rights to Staccato alprazolam and Staccato loxapine in connection with our Symphony Allegro arrangement. While we have exercised our option to reacquire these intellectual property rights, the completion of this transaction is subject to the approval of our stockholders. If our stockholders do not approve the transaction, the original terms of the purchase option will be reinstated, and we may not be able to reacquire these intellectual property rights.
In December 2006, we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of Staccato alprazolam, our AZ-002 program, and Staccato loxapine, our AZ-004 and AZ-104 programs. Pursuant to the agreements, Symphony Capital LLC and its investors have invested $50 million to form Symphony Allegro, to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We have exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We have retained manufacturing rights to these product candidates. As part of the arrangement, we received an option granting us the exclusive right, but not the obligation, to acquire the licensed programs at specified points in time at specified prices during the term of the development period through the acquisition of Symphony Allegro. In June 2009, we amended the terms of the purchase option and exercised it. The amended terms of the purchase option call for us, in exchange for all of the outstanding stock of Symphony Allegro, to: i) issue to Symphony Capital 10 million shares of Alexza common stock, ii) issue to Symphony Capital a five-year warrant for 5 million shares of Alexza common stock at an exercise price of $2.26 per share and cancel Symphony Capital’s currently outstanding 2 million share warrant for Alexza common stock and iii) pay Symphony Capital certain percentages of cash payments that may be generated from future partnering transactions for AZ-004, AZ-104 and/or AZ-002. Because the shares that we would issue to Symphony Capital in connection with this acquisition would exceed 20% of our total outstanding shares of common stock, the completion of the transaction is subject to Alexza stockholder approval. If we do not receive such stockholder approval and complete the closing of the transaction by October 15, 2009, the terms of the original option will be reinstated, including the requirement that we make cash payments of up to $122.5 million to exercise the purchase option. If we did not thereafter exercise our purchase option pursuant to the reinstated original terms by December 1, 2010, then Symphony Allegro would retain its exclusive license to develop and commercialize Staccato alprazolam and Staccato loxapine for all indications, and we would maintain exclusive rights to manufacture and sell Staccato alprazolam and Staccato loxapine to Symphony Allegro or its sublicensee for those purposes. In such a circumstance, we would only be entitled to receive payments pursuant to our manufacturing rights, but would not be entitled to any other payments resulting from the commercialization of these product candidates. Such an event would significantly impair our ability to achieve profitability and would adversely impact our business, financial condition and results of operations.
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
If we complete the acquisition of Symphony Allegro, Symphony Capital will control a substantial percentage of the voting power of our outstanding common stock.
Pursuant to the terms of the amended purchase option, we would issue to Symphony Capital 10 million shares of Alexza common stock and a warrant to purchase 5 million shares of Alexza common stock upon the closing of our acquisition of Symphony Allegro. Upon the issuance of the 10 million shares of Alexza common stock, assuming no other issuances of shares, based on our currently outstanding shares of common stock, Symphony Capital would own approximately 23% of our total outstanding shares of common stock. If Symphony Capital were to subsequently exercise the warrant to purchase 5 million shares of Alexza common stock described above in full, assuming no other issuances of shares, based on our currently outstanding shares of common stock, Symphony Capital would own approximately 31% of our total outstanding shares of common stock. Although Symphony Capital will enter into a standstill agreement with us in connection with the closing of the transaction, Symphony will be our largest stockholder, and it will be able to exercise substantial influence over any actions requiring stockholder approval.

Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None
Use of Proceeds from the Sale of Registered Securities
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On May 7, 2009, at the Company’s 2009 Annual Meeting of Stockholders, the following matters were submitted to and voted on by stockholders and were adopted:
A.	The election by the stockholders of Thomas A. King, Hal V. Barron, M.D., FACC, Samuel D. Colella, Alan D. Frazier, Deepika R. Pakianathan, Ph.D., J. Leighton Read, M.D., Gordon Ringold, Ph.D., and Isaac Stein as directors of the Company.

The results of the vote are as follows:

		Total Vote
	Total Vote for	Withheld from
	Each Director	Each Director
Thomas B. King	24,510,636	18,463
Hal V. Barron, M.D., FACC	24,012,014	517,085
Samuel D. Colella	24,008,648	520,451
Alan D. Frazier	24,460,512	68,587
Deepika R. Pakianathan, Ph.D.	24,000,425	528,674
J. Leighton Read, M.D.	24,493,321	35,778
Gordon Ringold, Ph.D.	23,603,472	925,627
Isaac Stein	24,134,346	394,753
B.	The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

The results of the vote are as follows:

Total Votes For	Total Votes Against	Total Abstentions
24,471,150	57,306	643
Item 5. Other Information
None.

Item 6. Exhibits

3.5	Amended and Restated Certificate of Incorporation. (1)

3.6	Amended and Restated Bylaws. (1)

3.7	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

10.50	Form of Amendment to Change of Control Agreement.*

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensation plan or arrangement.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to exhibit to our Annual Report on Form 10-K/A filed on April 10, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alexza Pharmaceuticals, Inc. (Registrant)
August 5, 2009	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

August 5, 2009	/s/ August J. Moretti
August J. Moretti
Senior Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)