Form 10-Q
period 2009-09-30
Alexza Pharmaceuticals Inc.
filed 2009-11-09
CIK 1344413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
(Registrant’s telephone number, including area code): (650) 944-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of November 6, 2009: 51,616,846.

ALEXZA PHARMACEUTICALS, INC.

page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and for the period from December 19, 2000 (inception) to September 30, 2009	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and for the period from December 19, 2000 (inception) to September 30, 2009	5
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1A. Risk Factors	34

Item 1. Legal Proceedings	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3. Defaults Upon Senior Securities	51

Item 4. Submission of Matters to a Vote of Security Holders	51

Item 5. Other Information	51

Item 6. Exhibits	52

SIGNATURES	53
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2009	2008(1)
ASSETS
Current assets:
Cash and cash equivalents	$11,354	$26,036
Marketable securities	3,364	11,520
Investments held by Symphony Allegro, Inc.	—	21,318
Prepaid expenses and other current assets	865	1,130

Total current assets	15,583	60,004

Property and equipment, net	24,028	24,152
Restricted cash	400	400
Other assets	53	79

Total assets	$40,064	$84,635

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,628	$4,928
Accrued clinical trial expenses	600	1,294
Other accrued expenses	3,750	5,205
Deferred revenues	—	1,667
Current portion of contingent liability	6,865	—
Current portion of equipment financing obligations	3,626	4,139

Total current liabilities	19,469	17,233

Deferred rent	16,166	17,386
Deferred revenue	—	7,847
Noncurrent portion of contingent liability	9,317
Noncurrent portion of equipment financing obligations	—	2,515
Other noncurrent liabilities	3,380	600

Stockholders’ (deficit) equity:
Alexza Pharmaceuticals, Inc. stockholders’ (deficit) equity:
Preferred stock	—	—
Common stock	4	3
Additional paid-in-capital	236,602	256,426
Deferred share-based compensation	(19)	(219)
Other comprehensive income	1	28
Deficit accumulated during development stage	(244,856)	(222,545)

Total Alexza Pharmaceuticals, Inc. stockholders’ (deficit) equity	(8,268)	33,693
Noncontrolling interest in Symphony Allegro, Inc.	—	5,361

Total stockholders’ (deficit) equity	(8,268)	39,054

Total liabilities and stockholders’ (deficit) equity	$40,064	$84,635

(1)	Condensed consolidated balance sheet at December 31, 2008 has been derived from audited consolidated financial statements at that date, adjusted for the retrospective application of SFAS 160. See Note 1.
See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

					Period from
					December
					19, 2000
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
Revenue	$—	$69	$9,514	$69	$16,945

Operating expenses:
Research and development	9,183	16,774	32,153	47,165	236,836
General and administrative	3,824	4,362	11,893	13,626	74,597
Restructuring charges	—	—	2,153	—	2,153
Acquired in-process research and development	—	—	—	—	3,916

Total operating expenses	13,007	21,136	46,199	60,791	317,502

Loss from operations	(13,007)	(21,067)	(36,685)	(60,722)	(300,557)

Gain on change in fair value of contingent liability	673	—	673	—	673
Interest and other income/(expense), net	4	512	92	2,321	13,898
Interest expense	(95)	(203)	(378)	(736)	(3,959)

Net loss	(12,425)	(20,758)	(36,298)	(59,137)	(289,945)

Consideration paid in excess of carrying value of the noncontrolling interest in Symphony Allegro, Inc.	(61,566)	—	(61,566)	—	(61,566)
Net loss attributable to noncontrolling interest in Symphony Allegro, Inc.	1,568	6,066	13,987	15,714	45,089

Net loss attributable to Alexza common stockholders	$(72,423)	$(14,692)	$(83,877)	$(43,423)	$(306,422)

Net loss per share attributable to Alexza common stockholders	$(1.95)	$(0.45)	$(2.44)	$(1.35)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	37,060	32,610	34,388	32,122

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19, 2000
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(36,298)	$(59,137)	$(289,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,479	4,039	17,221
Extinguishment of officer note receivable	—	—	2,300
Change in fair value of contingent liability	(673)	—	(673)
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	22	38	384
Amortization of premium (discount) on available-for-sale securities	83	(751)	(644)
Depreciation and amortization	3,667	3,990	20,426
(Gain)/loss on disposal of property and equipment	42	(12)	125
Changes in operating assets and liabilities:
Other receivables	—	12,055	—
Prepaid expenses and other current assets	265	(186)	(859)
Other assets	4	(37)	(2,621)
Accounts payable	(300)	57	4,328
Accrued clinical and other accrued liabilities	(2,149)	2,180	650
Deferred revenues	(9,514)	(69)	—
Other liabilities	(1,220)	994	19,556

Net cash used in operating activities	(40,592)	(36,839)	(225,254)

Cash flows from investing activities:
Purchases of available-for-sale securities	(6,757)	(47,111)	(331,670)
Maturities of available-for-sale securities	14,803	51,645	328,952
Purchases of available-for-sale securities held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	16,436	12,915	45,093
(Increase)/decrease in restricted cash	—	204	(400)
Purchases of property and equipment	(805)	(2,234)	(40,962)
Proceeds from disposal of property and equipment	—	25	28
Cash paid for merger	—	—	(250)

Net cash provided by (used in) investing activities	23,677	15,444	(49,184)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19, 2000
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2009	2008	2009
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	—	9,840	120,732
Proceeds from exercise of stock options and stock purchase rights under the Employee Stock Purchase Plan	379	918	5,132
Repurchases of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc, net of fees	—	—	47,171
Proceeds received from purchase of the noncontrolling interest in Symphony Allegro, Inc.	4,882	—	4,882
Proceeds from equipment financing obligations	—	—	18,932
Payments of equipment financing obligations	(3,028)	(3,398)	(15,759)

Net cash provided by (used in) financing activities	2,233	7,360	285,792

Net increase (decrease) in cash and cash equivalents	(14,682)	(14,035)	11,354
Cash and cash equivalents at beginning of period	26,036	31,337	—

Cash and cash equivalents at end of period	$11,354	$17,302	$11,354

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other interim period or any other future year.
The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in the Company’s Current Report on Form 8-K filed on September 9, 2009.
Basis of Consolidation
The unaudited consolidated financial statements include the accounts of Alexza and its wholly-owned subsidiaries, Alexza Singapore Pte. Ltd., Alexza Singapore Manufacturing Pte. Ltd., Alexza UK Limited, and Symphony Allegro, Inc. (“Allegro”). On August 26, 2009, Alexza acquired all of the outstanding equity of Allegro (see Note 11). Prior to August 26, 2009, Alexza consolidated the financial results of Allegro, as Allegro was deemed a variable interest entity and Alexza was deemed the primary beneficiary. All significant intercompany balances and transactions have been eliminated.
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
Recently Adopted Accounting Standards
Accounting Standards Codification Topic No. 810 (“ASC 810”)
ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. ASC 810 also establishes additional reporting requirements that identify and distinguish between the ownership interest of the parent and the interest of the noncontrolling owners. In addition, consolidated net loss has been adjusted to include the net loss attributed to the noncontrolling interest in Allegro and consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributed to the noncontrolling interest in Allegro.
On January 1, 2009, we adopted these provisions of ASC 810 and reclassified the noncontrolling interest in Allegro from liabilities to stockholders’ equity on our Condensed Consolidated Balance Sheets on a retrospective basis. Had the previous requirements been applied, the consolidated net loss attributable to Alexza Pharmaceuticals, Inc.’s common stockholders would have increased by $1,568,000 and $8,626,000 and the loss per share attributable to Alexza common stockholders would have increased by $0.04 and $0.25, respectively, during the three and nine months ended September 30, 2009.
Accounting Standards Codification Topic No. 855 (“ASC 855”)
ASC 855 establishes principles and requirements for the evaluation, recognition and disclosure of subsequent events. In particular, this topic sets forth: (i) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Company’s adoption of ASC 855 in the quarter ended June 30, 2009 did not have an impact on its financial position or results of operations (See Note 13).
Statement of Financial Accounting Standard No. 168
In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company’s adoption of SFAS 168 on July 1, 2009 did not have an impact on its financial position, results of operations or cash flows.
Recently Issued Accounting Standard
Accounting Standards Update 2009-05
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). This update provides amendments to Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure for the fair value measurement of liabilities (“ASC 820”). ASU 2009-05 states that in the absence of a market for a liability a company can use: (i) the quoted price of the identical liability when traded as an asset, (ii) a quoted price for similar liabilities or similar liabilities when traded as assets; or (iii) another valuation technique that is consistent with the principles of ASC 820 such as a present value technique. ASU 2009-05 is effective the first reporting period beginning after August 2009. The Company believes the adoption of ASU 2009-05 will not have a material impact on its financial position, results of operations or cash flows.
2. Common Stock Offerings
Symphony Allegro Purchase Option Exercise
On August 26, 2009 the Company issued 10,000,000 shares of its common stock and warrants to purchase 5,000,000 shares of its common stock to complete the acquisition of all of the outstanding equity of Allegro (see Note 11).
3. Fair Value Accounting
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Three levels of inputs, of which the first two are considered observable and the last unobservable, may be used to measure fair value which are the following:

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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, marketable securities and investments held by Symphony Allegro, Inc.) by major security type and liability measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

September 30, 2009	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,259	$—	$—	$11,259
Government securities	—	1,054	—	1,054
Government-sponsored enterprises	—	2,311	—	2,311

Total assets	$11,259	$3,365	$—	$14,624

Liabilities:
Contingent liability	—	—	16,182	16,182

Total liabilities	$—	$—	$16,182	$16,182

December 31, 2008	Level 1	Level 2	Level 3	Total
Money market funds	$19,350	$—	$—	$19,350
Money market fund held by Symphony Allegro, Inc.	21,318	—	—	21,318
Corporate debt securities	—	9,649	—	9,649
Government securities	—	1,505	—	1,505
Government-sponsored enterprises	—	6,620	—	6,620

Total	$40,668	$17,774	$—	$58,442

Cash, cash equivalents, marketable securities and restricted cash
The following table outlines the amortized cost, fair value and unrealized gain/(loss) for the Company’s financial assets by major security type as of September 30, 2009 and December 31, 2008 (in thousands):

			Unrealized
September 30, 2009	Amortized Cost	Fair Value	Gain/(Loss)
Money market funds	$11,259	$11,259	$—
Government securities	1,054	1,054	—
Government-sponsored enterprises	2,310	2,311	1

Total	$14,623	$14,624	$1

			Unrealized
December 31, 2008	Amortized Cost	Fair Value	Gain/(Loss)
Money market funds	$19,350	$19,350	$—
Money market fund held by Symphony Allegro, Inc.	21,318	21,318	—
Corporate debt securities	9,633	9,649	16
Government securities	1,505	1,505	—
Government-sponsored enterprises	6,608	6,620	12

Total	$58,414	$58,442	$28

The Company had no sales of marketable securities during the three or nine months ended September 30, 2009 or 2008. As of September 30, 2009, all of the Company’s marketable securities have a maturity of less than one year.
When determining if there are any “other-than-temporary” impairments on its investments, the Company evaluates: (i) whether the investment has been in a continuous realized loss position for over twelve months, (ii) the duration to maturity of the Company’s investments, (iii) the Company’s intention to hold the investments to maturity and if it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost bases, (iv) the credit rating of each investment, and (v) the type of investments made. Through September 30, 2009, the Company has not recognized any “other-than-temporary” losses on its investments.
Cash, cash equivalents, marketable securities and restricted cash consisted of (in thousands):

	September 30,	December 31,
	2009	2008
Cash	$94	$432
Money market accounts	11,259	19,350
Certificates of deposit	400	400
Corporate debt securities	—	9,649
Government debt securities	1,054	1,505
Government-sponsored enterprise debt securities	2,311	6,620

	$15,118	$37,956

Reported as:
Cash and cash equivalents	$11,354	$26,036
Marketable securities	3,364	11,520
Restricted cash	400	400

	$15,118	$37,956

Contingent liability
In connection with the exercise of the Company’s option to purchase all of the outstanding equity of Allegro, the Company is obligated to make future contingent cash payments to the former Allegro shareholders related to certain payments received by the Company from future partnering agreements pertaining to AZ-004/104 (Staccato loxapine) or AZ-002 (Staccato alprazolam) (see Note 11). The Company estimated the fair value of this contingent liability using a probability-weighted discounted cash flow model. The Company derived multiple cash flow scenarios for each of the product candidates and applied a probability to each of the scenarios. These cash flows were then discounted at an 18% rate.
This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value.
Subsequent to the August 26, 2009 acquisition date, changes in the fair value of the contingent liability will be recognized in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, FDA approval or disapproval of its submissions, such as the NDA for AZ-004 projected to be filed by the Company in early 2010, the timing and terms of any strategic partnership agreement, and the commercial success of AZ-004, AZ-104 or AZ-002 could have a material impact on the fair value of the contingent liability, and as a result, the Company’s results of operations and financial position.
In September 2009, the Company announced preliminary results from its Phase 2b clinical trial of AZ-104, where AZ-104 did not meet the primary endpoint of the study. Accordingly, the Company reduced the estimated cash flows related to AZ-104, resulting in a decrease in the fair value of the contingent liability. The Company recorded a gain on the change in fair value of the contingent liability of $673,000 during the three months ended September 30, 2009.

The following table represents a reconciliation of the change in the fair value measurement of the contingent liability for the three and nine months ended September 30, 2009 (in thousands).

Amount
Acquisition date fair value measurement — August 26, 2009	$16,855
Adjustments to fair value measurement	(673)

Ending balance — September 30, 2009	$16,182

4. Share-Based Compensation Plans
2005 Equity Incentive Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan is an amendment and restatement of the Company’s previous stock option plans. Stock options issued under the 2005 Plan generally vest over 4 years, based on service time, or upon the accomplishment of certain milestones and have a maximum contractual term of 10 years. Restricted stock units granted to officer or non-officer employees generally vest over a four-year period from the grant date or upon the accomplishment of certain milestones. Restricted stock units granted to non-employee directors generally vest one year after the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted units are not considered issued and outstanding. Shares are issued upon vesting of the restricted stock units.
The 2005 Plan provides for annual reserve increases on the first day of each year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 2% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 1,000,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2009 and 2008 an additional 656,417 and 622,757 shares of the Company’s common stock, respectively, were reserved for issuance under this provision.
2005 Non-Employee Directors’ Stock Option Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors, which vest over four years and have a term of 10 years. The Directors’ Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2009 and 2008 an additional 37,500 and 52,083 shares of the Company’s common stock, respectively, were reserved for issuance under this provision.
The following table sets forth the summary of option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2009:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2008	4,183,200	$6.14
Options granted	959,518	2.53
Options exercised	(62,095)	1.19
Options canceled	(636,651)	5.98

Balance at September 30, 2009	4,443,972	5.45

The total intrinsic value of options exercised during the three and nine months ended September 30, 2009 was $36,000 and $73,000, respectively, and $161,000 and $460,000 during the same periods in 2008, respectively.

Information regarding the stock options outstanding at September 30, 2009 is summarized below:

	Outstanding			Exercisable
		Remaining			Remaining
		Contractual	Aggregate		Contractual	Aggregate
Exercise	Number	Life	Intrinsic	Number	Life	Intrinsic
Price	of Shares	(in years)	Value	of Shares	(in years)	Value
$ 1.10 — 1.38	533,534	5.19	$564,000	525,398	5.18	$557,000
1.69 — 2.64	347,610	9.49	77,000	3,640	9.60	2,000
2.81 — 2.81	462,831	9.31	—	238,473	9.31	—
3.13 — 4.24	256,289	8.43	—	90,619	7.52	—
4.35 — 4.35	479,142	8.77	—	137,075	8.77	—
4.41 — 6.85	444,357	8.57	—	211,901	8.56	—
6.88 — 7.90	480,742	7.06	—	380,844	7.04	—
8.00 — 8.00	575,457	4.81	—	551,751	4.75	—
8.01 — 11.70	864,010	7.60	—	525,187	7.55	—

	4,443,972	7.49	$641,000	2,664,888	6.73	$559,000

The intrinsic value is calculated as the difference between the market value of the Company’s common stock as of September 30, 2009 and the exercise price of the shares. The market value as of September 30, 2009, was $2.25 as reported by NASDAQ Global Market.
The following table sets forth the summary of restricted stock unit activity under the Company’s equity incentive plans for the nine months ended September 30, 2009:

		Weighted
	Number	Average
	Of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2008	171,954	$5.86
Granted	961,639	2.19
Released	(44,959)	6.11
Forfeited	(93,063)	4.10

Outstanding at September 30, 2009	995,571	2.44

As of September 30, 2009, 833,528 shares remained available for issuance under the 2005 Plan and the Directors’ Plan.
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
The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. An additional 250,000 shares were reserved for issuance on each of January 1, 2009 and 2008 under this provision. The Company did not issue any shares under the ESPP in the three months ended September 30, 2009. The Company issued 216,401 shares at a weighted average price of $1.41 under the ESPP during the nine months ended September 30, 2009. At September 30, 2009, 379,094 shares are available for issuance under the ESPP.

5. Share-Based Compensation
Employee Share-Based Awards Granted Prior to January 1, 2006
Compensation cost for employee stock options granted prior to January 1, 2006, was accounted for using the option’s intrinsic value. The Company recorded the total valuation of these options as a component of stockholders’ (deficit) equity, which is being amortized over the vesting period of the applicable options on a straight line basis. The Company expects to expense the remaining deferred share-based compensation of $19,000 in the fourth quarter of 2009.
Employee Share-Based Awards Granted On or Subsequent to January 1, 2006
Compensation cost for employee share-based awards granted on or after January 1, 2006, is based on the grant-date fair value and will be recognized over the vesting period of the applicable award on a straight-line basis. The Company issues employee share-based awards in the form of stock options and restricted stock units under the Company’s equity incentive plans, and stock purchase rights under the Company’s employee stock purchase plan.
Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units
During the three and nine months ended September 30, 2009, the weighted average fair value of the employee stock options granted was $1.63 and $1.71, respectively and $2.63 and $3.06 in the same periods in 2008, respectively. The Company did not issue any restricted stock units during the three months ended September 30, 2009. The weighted average fair value of restricted stock units issued was $2.19 during the nine months ended September 30, 2009 and $4.35 during the three and nine months ended September 30, 2008. The weighted average fair value of stock purchase rights granted under the Company’s employee stock purchase plan was $2.58 and $2.81 during the three and nine months ended September 30, 2009, respectively, and $3.71 and $3.46 during the same periods in 2008, respectively.
The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock Option Plans
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	89%	67%	86%	67%
Risk-free interest rate	2.4%	3.25%	1.76%	3.16%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan
Expected term	2.0 years	1.6 years	1.9 years	1.4 years
Expected volatility	75%	68%	74%	66%
Risk-free interest rate	2.22%	3.48%	2.55%	3.53%
Dividend yield	0%	0%	0%	0%
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
As of September 30, 2009, there were $5,851,000, $1,183,000 and $635,000 of total unrecognized compensation costs related to unvested stock option awards, unvested restricted stock units and stock purchase rights issued after January 1, 2006, respectively, which are expected to be recognized over a weighted average period of 1.8 years, 1.3 years and 1.1 years, respectively.
There was no share-based compensation capitalized at September 30, 2009.

6. Net Loss per Share Attributable to Alexza Common Stockholders
Historical basic and diluted net loss per share attributable to Alexza common stockholders is calculated by dividing the net loss attributable to Alexza common stockholders by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share attributable to Alexza common stockholders calculation for the three and nine months ended September 30, 2009 and 2008 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options	4,539,676	3,931,206	4,527,217	3,592,068
Restricted stock units	1,038,120	131,573	833,502	111,082
Warrants to purchase common stock	3,931,242	2,390,720	3,181,242	2,296,970
7. Restructuring Charges
In January 2009, the Company restructured its operations to focus its efforts on the continued rapid development of its AZ-004 (Staccato loxapine) product candidate. The restructuring included a workforce reduction of 50 employees, representing approximately 33% of the Company’s total workforce and was completed in the second quarter of 2009. The Company incurred restructuring expenses related to employee severance and other termination benefits, including a non-cash charge related to modifications to share-based awards, and does not expect to incur any additional expenses related to this restructuring in future periods. The restructuring accrual is recorded within other accrued expenses.
The following table summarizes the accrual balance and utilization by cost type for the restructuring for the three and nine months ended September 30, 2009 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Beginning Balance	$317	$—
Restructuring charges accrued	—	2,153
Noncash share-based compensation charges	—	(56)
Cash payments	(197)	(1,977)

Balance as of September 30, 2009	$120	$120

8. Comprehensive Loss Attributed to Alexza Common Stockholders
Comprehensive loss is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(12,425)	$(20,758)	$(36,298)	$(59,137)
Change in unrealized gain (loss) on marketable securities	6	(3)	(27)	(126)

Comprehensive loss	(12,419)	(20,761)	(36,325)	(59,263)
Comprehensive loss attributable to noncontrolling interest in Symphony Allegro. Inc	1,568	6,066	13,987	15,714

Comprehensive loss attributable to Alexza common stockholders	$(10,851)	$(14,695)	$(22,338)	$(43,549)

9. Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Accrued compensation	$2,249	$4,012
Accrued professional fees	582	439
Accrued restructuring expenses	120	—
Other	799	754

Total	$3,750	$5,205

10. Equipment Financing Obligations
The Company has outstanding borrowings under financing agreements to finance equipment purchases. Borrowings under the agreements are to be repaid in 36 to 48 monthly installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasury securities of comparable maturities and ranges from 9.2% to 10.6%. The equipment purchased under each of the equipment financing agreements is pledged as security. The Company believes the amortized book value represents the approximate fair value of the outstanding debt.
Future scheduled principal payments under the equipment financing agreements as of September 30, 2009 are as follows (in thousands):

Remainder of 2009	$1,111
2010	2,088
2011	427

Total	$3,626

Due to a late payment, the Company may have been in default of the terms of its equipment financing obligations as of September 30, 2009. The Company does not believe it was in default; however, if the Company was in default, the lender would have the right to demand payment on all outstanding obligations. As a result, the Company has classified all of the outstanding equipment financing obligations as a current liability as of September 30, 2009. Subsequent to September 30, 2009, the Company paid the installment that was at issue and is current in its payment obligations as of the date of the filing of this report.
11. License Agreements
Symphony Allegro, Inc.
On December 1, 2006 (the “Closing Date”), the Company entered into a series of related agreements with Symphony Capital LLC (“Symphony Capital”), Symphony Allegro Holdings LLC (“Holdings”) and Allegro, providing for the financing of the clinical development of its AZ-002, Staccato alprazolam, and the AZ-004/104, Staccato loxapine, product candidates (the “Programs”). Symphony Capital and other investors (collectively, the “Allegro Investors”) invested $50,000,000 in Holdings, which then invested the $50,000,000 in Allegro. Pursuant to the agreements, Allegro agreed to invest up to the full $50,000,000 to fund the clinical development of the Programs, and the Company licensed to Allegro certain intellectual property rights related to the Programs.
The Company continued to be primarily responsible for all preclinical, clinical and device development efforts, as well as for maintenance of the intellectual property portfolio for the Programs. The Company had no further obligation beyond the items described above and the Company had no obligation to the creditors of Allegro as a result of the Company’s involvement with Allegro. The investments held by Allegro were to be used to fund the development of the Programs, and were not available for general corporate expenses. The Company issued to Holdings five-year warrants to purchase 2,000,000 shares of the Company’s common stock at $9.91 per share. The warrants, issued upon closing, were assigned a value of $10.7 million using the Black-Scholes valuation model and had been recorded in additional paid in capital.

In consideration for the warrants, the Company received an exclusive purchase option (the “Purchase Option”) that gave the Company the right, but not the obligation, to acquire all, but not less than all, of the outstanding equity of Allegro, thereby allowing the Company to reacquire all of the Programs. Prior to the amendments of the terms of the Purchase Option described below, this Purchase Option was exercisable at any time from December 1, 2007 to December 1, 2010, at predetermined prices that increased over time and ranged from $67,500,000 starting December 31, 2007 to $122,500,000 through December 1, 2010.
In June 2009, the Company entered into an agreement with Holdings to amend the provisions of and to exercise the Purchase Option. The Company completed the acquisition of all of the outstanding equity of Allegro pursuant to the amended Purchase Option on August 26, 2009. In exchange for all of the outstanding equity of Allegro, the Company, in lieu of the consideration described above: (i) issued to the Allegro Investors 10,000,000 shares of common stock (ii) issued to the Allegro Investors five-year warrants to purchase 5,000,000 shares of common stock at an exercise price of $2.26 per share and canceled the warrants to purchase 2,000,000 shares of common stock held by the Allegro Investors and (iii) will pay Holdings certain percentages of cash payments that may be generated from future partnering transactions for the Programs. Pursuant to a registration rights agreement with Holdings, the Company filed with the SEC a registration statement for these shares of common stock and the shares of common stock underlying the warrants. The SEC declared such registration statement effective on October 16, 2009 and, pursuant to the registration rights agreement with Holdings, the Company has an obligation to take certain actions as are necessary to keep such registration statement effective.
Prior to the completion of the acquisition of all of the outstanding equity of Allegro pursuant to the amended Purchase Option, the Company had concluded that Allegro was by design a variable interest entity as the Company had a purchase option to acquire Allegro’s outstanding voting stock at prices that were fixed based upon the date the option was exercised. The fixed nature of the purchase option price limited the returns of the Allegro Investors, as the investors in Allegro. Parties to an arrangement are considered to be de facto agents if they cannot sell, transfer, or encumber their interests without the prior approval of an enterprise. Symphony Capital was considered to be a de facto agent of the Company pursuant to this provision, and because the Company and the Allegro Investors, as a related party group, absorbed a majority of Allegro’s variability, the Company evaluated whether the Company was most closely associated with Allegro. The Company concluded that it was most closely associated with Allegro and should consolidate Allegro because (i) the Company originally developed the technology that was assigned to Allegro, (ii) the Company continued to oversee and monitor the development program, (iii) the Company’s employees continued to perform substantially all of the development work, (iv) the Company significantly influenced the design of the responsibilities and corporate structure of Allegro, (v) Allegro’s operations were substantially similar to the Company’s activities, and (vi) through the Purchase Option, the Company had the ability to meaningfully participate in the benefits of a successful development effort.
The noncontrolling interest in Symphony Allegro, Inc., as presented on the consolidated balance sheet as of December 31, 2008, represented an equity investment by the Allegro Investors in Allegro of $50,000,000 reduced by $10,708,000 for the value of the Purchase Option, and by $2,829,000 for a structuring fee and related expenses that the Company paid to Symphony Capital in connection with the closing of the Allegro transaction, resulting in the recording of a net noncontrolling interest of $36,463,000 on the effective date. The Company charged the losses incurred by Allegro, prior to August 26, 2009, to the noncontrolling interest in the determination of the net loss attributable to the Alexza common stockholders in the consolidated statements of operations, and the Company also reduced the noncontrolling interest in the consolidated balance sheets by Allegro’s losses. For the three and nine months ended September 30, 2009 and 2008, the net losses of Allegro charged to the noncontrolling interest were $1,568,000 and $13,987,000, respectively and $6,066,000 and $15,714,000 in the same periods in 2008, respectively.
Upon closing of the acquisition of all of the outstanding equity of Allegro pursuant to the amended Purchase Option, the Company recorded the acquisition as a capital transaction that did not affect its net loss. However, because the acquisition was accounted for as a capital transaction, the excess consideration transferred over the carrying value of the noncontrolling interest in Allegro was treated as a deemed dividend for purposes of reporting net loss per share, increasing net loss per share attributable to Alexza stockholders by $61,566,000 during the three and nine months ended September 30, 2009. In addition, upon the closing, the Company ceased to charge net losses of Allegro against the noncontrolling interest.

The following table outlines the estimated fair value of consideration transferred by Alexza and the computation of the excess consideration transferred over the carrying value of the noncontrolling interest in Allegro (in thousands):

Description	Fair Value
Fair value of consideration transferred:
10,000,000 shares of Alexza common stock	$28,000
Warrant consideration, net	8,085
Fair Value of contingent cash payments to Allegro stockholders	16,855

Total consideration transferred	52,940
Add: Deficit of noncontrolling interest in Allegro	8,626

Excess consideration transferred over the carrying value of the noncontrolling interest in Allegro	$61,566

The fair value of the Alexza common stock of $2.80 was based on the closing sales price of the Company’s common stock on the NASDAQ Global Market on August 26, 2009, which is the date the transaction was completed.
The estimated fair values of the warrant consideration were calculated using the Black-Scholes valuation model, and the following assumptions:

	Warrant	Warrant
	Issued	Cancelled
Number of Shares	5,000,000	2,000,000
Expected term	5.0 years	2.3 years
Expected volatility	89%	117%
Risk-free interest rate	2.46%	1.06%
Dividend yield	0%	0%
Endo Pharmaceuticals, Inc.
On December 27, 2007, the Company entered into a license, development and supply agreement (the “license agreement”), with Endo Pharmaceuticals, Inc. (“Endo”) for AZ-003 (Staccato fentanyl) and the fentanyl class of molecules for North America. Under the terms of the license agreement, Endo paid the Company a $10,000,000 non-refundable upfront fee and Endo was obligated to pay potential additional milestone payments of up to $40,000,000 upon achievement of predetermined regulatory and clinical milestones. Endo was also obligated to pay royalties to the Company on net sales of the product, from which the Company would be required to pay for the cost of goods for the manufacture of the commercial version of the product. Under the terms of the license agreement, the Company had primary responsibility for the development and costs of the Staccato Electronic Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. Endo had the responsibility for future pre-clinical, clinical and regulatory development, and, if AZ-003 was approved for marketing, for commercializing the product in North America. The Company recorded the $10,000,000 upfront fee it received from Endo in January 2008 as deferred revenue. The Company was unable to allocate a fair value to the each of the deliverables outlined in the agreement and therefore accounted for the deliverables as a single unit of accounting. The Company began to recognize the $10,000,000 upfront payment as revenue in the third quarter of 2008 over the estimated performance period of six years, resulting in revenues of $486,000 in 2008.
In January 2009, the Company and Endo mutually agreed to terminate the license agreement, with all rights to AZ-003 reverting back to the Company. The Company’s obligations under the license agreement were fulfilled upon the termination of the agreement, and the Company recognized the remaining deferred revenue of $9,514,000 during the three months ended March 31, 2009.

12. Manufacturing and Supply Agreement
On November 2, 2007, the Company entered into a Manufacturing and Supply Agreement (“Supply Agreement”) with Autoliv ASP, Inc. relating to the commercial supply of heat packages that can be incorporated into its Staccato device (the “Chemical Heat Packages”). Under the terms of the Supply Agreement, Autoliv will develop a manufacturing line capable of producing 10 million Chemical Heat packages a year. The Company will pay Autoliv $12,000,000 upon the earlier of December 31, 2011 or 60 days after the approval by the Food and Drug Administration of a new drug application filed by the Company. If the Supply Agreement is terminated by either party, the Company will be required to reimburse Autoliv up to $12,000,000 for certain expenses related to the equipment and tooling used in the production and testing of the Chemical Heat Packages. Upon payment by the Company, Autoliv will be required to transfer possession and ownership of such equipment and tooling to the Company. Each quarter, the Company estimates the amount of work performed on the development of the manufacturing line and recognizes a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. The Company believes the contract value represents the fair value of the asset and, as of September 30, 2009, has recorded a fixed asset and a non-current liability of $3,380,000 related to its commitment to Autoliv for the development of the manufacturing line.
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
13. Subsequent Events
On October 5, 2009, the Company issued an aggregate of 8,107,012 shares of its common stock and warrants to purchase up to an additional 7,296,312 shares of its common stock in a private placement. These securities were sold as units with each unit consisting of one share of common stock and a warrant to purchase 0.9 shares of common stock at a purchase price of $2.4325 per unit. The net proceeds, after deducting the payment of a placement agent fee, and other offering expenses, were approximately $19.1 million. The warrants are cash or net exercisable for a period of seven years from October 5, 2009 and have an exercise price of $2.77 per share.
The Company granted to the investors certain registration rights related to the shares of common stock sold in the private placement and the shares of common stock underlying the warrants. The Company filed with the SEC a registration statement covering the resale of these shares, and the SEC declared such registration statement effective on October 27, 2009. The Company also agreed to other customary obligations regarding registration, including indemnification and maintenance of the registration statement.
The Company has evaluated its subsequent events through the date of the filing of these financial statements, November 9, 2009.

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
The names “Alexza Pharmaceuticals,” “Alexza,” and “Staccato” are registered trademarks of Alexza Pharmaceuticals, Inc. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.
Overview
We are a pharmaceutical development company focused on the research, development, and commercialization of novel proprietary products for the acute treatment of central nervous system, or CNS, conditions. All of our product candidates are based on our proprietary technology, the Staccato system. The Staccato system vaporizes an excipient-free drug to form a condensation aerosol that, when inhaled, allows for rapid systemic drug delivery. Because of the particle size of the aerosol, the drug is quickly absorbed through the deep lung into the bloodstream, providing speed of therapeutic onset that is comparable to intravenous, or IV, administration but with greater ease, patient comfort and convenience. In 2009, our focus is on the continued rapid development of AZ-004, with a goal of submitting our AZ-004 New Drug Application, or NDA, in early 2010. We have five other product candidates in various stages of clinical development, ranging from Phase 1 through late-stage Phase 2. We are seeking partners to support continued development of these product candidates.
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
In July 2009, we completed our AZ-004 pre-NDA meeting with the FDA. We have confirmed our understanding of the NDA submission contents, and we project our AZ-004 NDA submission in early 2010.
During 2009, we initiated and completed enrollment in five non-pivotal safety and NDA-supporting studies for AZ-004, including a pulmonary safety study in healthy subjects, a thorough QTc study in healthy subjects, a smoker/non-smoker pharmacokinetic, or PK, study in healthy subjects, a pulmonary safety study in subjects with asthma and a pulmonary safety study in subjects with chronic obstructive pulmonary disease, or COPD. The conclusion of these studies completes our planned NDA clinical work.
We completed the Phase 1 placebo-controlled study in 30 healthy subjects to assess the pulmonary safety of AZ-004. We observed that AZ-004, administered twice within a 24-hour period, was safe and generally well tolerated in this study. There were no systematic effects on pulmonary function versus placebo, and no respiratory adverse events.
We completed the Phase 1 placebo-controlled thorough QTc study in 48 healthy subjects. The purpose of a thorough QTc study is to determine a drug’s potential effect on cardiac rhythms. In this study, we found that the active control, moxifloxacin, produced a positive QT/QTc signal that validated the sensitivity of the clinical study. At all timepoints for the primary analysis, the confidence intervals of the QTc for AZ-004 were within the FDA standard 10 millisecond window, supporting the cardiac safety of AZ-004.
We completed the Phase 1 smoker/non-smoker PK study in 35 healthy subjects. We observed comparable blood levels in smokers and non-smokers for both AZ-004 and the metabolites of AZ-004. Side-effect profiles were similar in smokers and non-smokers.
We completed Phase 1 placebo-controlled studies in 53 subjects with predominantly moderate-to-severe COPD and 52 subjects with mild-to-moderate persistent asthma to assess the pulmonary safety of AZ-004 in these populations. The studies employed double-blind, parallel-group designs. In each study, subjects were given two doses of Staccato placebo or 10 mg AZ-004, ten hours apart. Spirometry testing and other safety assessments were performed at several time points up to 24 hours after the second dose. The primary safety measure was FEV1 (forced expiratory volume in one second), a standard test of lung function. Decreases in FEV1 versus baseline, respiratory symptoms, and use of a quick-relief bronchodilator occurred in both treatment groups, but were more frequent in each study after treatment with AZ-004. There were no serious or severe respiratory adverse events. All respiratory symptoms developing after treatment were either self-limiting or readily managed with the inhaled bronchodilator.
We have now completed the five planned non-pivotal safety and NDA-supporting studies for the AZ-004 NDA. We believe that these data, along with data from the other efficacy and safety trials conducted with AZ-004, adequately demonstrate the efficacy and safety of AZ-004 for the proposed indication.
•	AZ-104 (Staccato loxapine). We are developing AZ-104 to treat patients suffering from acute migraine headaches. AZ-104 is a lower-dose version of AZ-004.
In September 2009, we announced preliminary results from our 366 patient Phase 2b clinical trial of AZ-104 in patients with migraine headache. Both AZ-104 dose groups trended towards statistical significance, but the study did not meet its primary endpoint, which was defined as pain-relief at the two-hour time point, compared to placebo. There were no serious adverse events in the clinical trial, and AZ-104 was generally safe and well tolerated in this patient population.
The AZ-104 Phase 2b clinical trial was an outpatient, multi-center, randomized, double-blind, single administration, placebo-controlled study. The study was designed to evaluate the treatment of a single migraine attack of moderate to severe intensity in each of approximately 360 migraine patients, with or without aura. Two doses of AZ-104 (1.25 mg and 2.5 mg) and placebo were evaluated in the clinical trial. The study enrolled a total of 366 patients: 125 patients in the placebo dose group, 121 patients in the 1.25 mg dose group, and 120 patients in the 2.5 mg dose group. Patients rated their headache pain using the International Headache Society, or IHS, 4-point rating scale. The primary efficacy endpoint was headache pain relief, or headache pain rated as mild or none, at two hours post-dose. Secondary efficacy endpoints for the clinical trial included various additional measurements of pain relief, as well as effects on nausea, vomiting, phonophobia and photophobia. All results would be considered statistically significant at the p < 0.05 level, as compared to placebo, and all analyses were made on an intent-to-treat basis. Safety evaluations were also made throughout the clinical trial period.
AZ-104 was numerically superior to placebo in pain-relief at two hours post-dose, but these differences were not statistically significant. Pain relief was observed in 56% of patients receiving the 2.5 mg dose (p=0.11) and 54% of patients receiving the 1.25 mg dose (p=0.12), as compared to 45% of patients receiving placebo. Another commonly used measure of efficacy in migraine studies is the percentage of patients who are pain-free at two hours post-dose. Again, AZ-104 was numerically superior to placebo in this measure, but the differences were not statistically significant. Pain-free responders were 31% of the patients receiving the 2.5 mg dose and 27% of the patients receiving the 1.25 mg dose, as compared to 23% of the patients receiving placebo. We do not intend to conduct any further AZ-104 clinical studies without a partner, and we continue to seek partners for our two Staccato migraine product candidates, AZ-104 and AZ-001.
•	AZ-001 (Staccato prochlorperazine). We are developing AZ-001 to treat patients suffering from acute migraine headaches. During the third quarter of 2008, we conducted an end-of-Phase 2 meeting with the FDA. We believe we have a clear understanding of the development requirements for filing an NDA for this product candidate. We do not intend to conduct any AZ-001 Phase 3 studies without a partner, and we continue to seek partners for our two Staccato migraine product candidates, AZ-001 and AZ-104.
•	AZ-007 (Staccato zaleplon). We are developing AZ-007 for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. AZ-007 has completed Phase 1 testing and we announced positive results from this study. During 2009, we do not intend to conduct any AZ-007 Phase 2 studies without a partner.
•	AZ-003 (Staccato fentanyl). We are developing AZ-003 for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes. We have completed and announced positive results from a Phase 1 clinical trial of AZ-003 in opioid naïve healthy subjects.
In December 2007, we entered into a license, development and supply agreement, or the license agreement, with Endo Pharmaceuticals, Inc., or Endo, for AZ-003 and the fentanyl class of molecules for North America. Under the terms of the license agreement, Endo paid us a non-refundable upfront fee of $10 million, and was obligated to pay potential additional milestone and royalty payments. In January 2009, we mutually agreed with Endo to terminate the license agreement, with all rights to AZ-003 reverting back to us. We recorded the $10 million upfront fee we received from Endo in January 2008 as deferred revenue and began to recognize this revenue in the third quarter of 2008 over the estimated performance period of six years, resulting in revenue of $486,000 in 2008. Our obligations under the license agreement were fulfilled upon the termination of the agreement in January 2009, and we recognized the remaining deferred revenue in the three months ended March 31, 2009. We do not expect to pursue the development of AZ-003 without a partner.
•	AZ-002 (Staccato alprazolam). AZ-002 has completed a Phase 1 clinical trial in healthy subjects and a Phase 2a proof-of-concept clinical trial in panic disorder patients for the treatment of panic attacks, an indication we are not planning to pursue. However, given the safety profile, the successful and reproducible delivery of alprazolam, and the IV-like pharmacological effect demonstrated to date, we are assessing AZ-002 for other possible indications and renewed clinical development.
In December 2006, we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004/AZ-104, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC and other investors, which we refer to collectively as the Allegro Investors, invested $50 million to form Symphony Allegro, Inc., or Symphony Allegro, to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We retained manufacturing rights to these product candidates.
In August 2009, we completed the acquisition of Symphony Allegro through the exercise of an option to acquire all of the outstanding equity of Symphony Allegro, as amended in June 2009. In exchange for all of the outstanding shares of Symphony Allegro, we: (i) issued to the Allegro Investors 10 million shares of common stock, (ii) issued to the Allegro Investors five-year warrants to purchase 5 million shares of common stock at an exercise price of $2.26 per share and canceled the previously outstanding warrants to purchase 2 million shares of common stock held by the Allegro Investors, and (iii) agreed to pay Holdings certain percentages of cash payments that may be generated from future partnering transactions for AZ-004, AZ-104 and/or AZ-002, the product candidates that were licensed to Symphony Allegro.
With the Symphony acquisition, we have retained all ownership rights to our product candidates and the Staccato system. We are seeking a partner in the United States for our lead product candidate, AZ-004, and may, in certain cases, retain co-promotion rights in the United States. Outside the United States, we plan to enter into partnerships for the commercialization of AZ-004. For the balance of our product candidates, we plan to enter into strategic partnerships with other companies to commercialize those product candidates.
On October 5, 2009, we issued a total of 8,107,012 shares of our common stock and warrants to purchase up to an additional 7,296,312 shares of our common stock in a private placement. These securities were sold as units with each unit consisting of one share of common stock and a warrant to purchase 0.9 shares of common stock at a purchase price of $2.4325 per unit. The net proceeds, after deducting the payment of a placement agent fee, and other offering expenses, were approximately $19.1 million. The warrants issued are cash or net exercisable for a period of seven years from October 5, 2009 and have an exercise price of $2.77 per share.
We were incorporated on December 19, 2000. We have funded our operations primarily through the sale of equity securities, capital lease and equipment financings and government grants. We have generated $16.9 million in revenues from inception through September 30, 2009, substantially all of which was earned through the license agreement with Endo and through United States Small Business Innovation Research grants. In prior years, we have recognized governmental grant revenue and drug compound feasibility revenue, however, we expect no grant revenue or drug compound feasibility screening revenue in 2009. In January 2009, we and Endo mutually terminated the license agreement, at which time we fully fulfilled our obligations under the license agreement, and recognized the remaining $9.5 million of deferred revenues into revenues during the three months ended March 31, 2009. We do not expect any material product revenue until at least 2011.
We have incurred significant losses since our inception. As of September 30, 2009, our deficit accumulated during development stage was $244.9 million and we had a stockholders’ deficit of $8.3 million. We recognized net losses of $36.3 million during the nine months ended September 30, 2009 and $77.0 million, $55.9 million, and $43.5 million, during the years ended December 31, 2008, 2007 and 2006, respectively. In January 2009, we consolidated our operations to primarily focus our efforts on the continued rapid development of AZ-004. As part of the reorganization, we reduced our total workforce by 33%, and we mutually agreed with Endo to terminate the license agreement for our AZ-003 product.
The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long-term success. If we do not complete development of our product candidates and obtain regulatory approval to market one or more of these product candidates, we may be forced to cease operations. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. Our strategy is to focus our resources on AZ-004. We expect to file an NDA for this product candidate in early 2010. We have announced that we are seeking partnerships to continue development of our other programs. If in the future we enter into partnerships, third parties could have control over preclinical development or clinical trials for some of our product candidates. Accordingly, the progress of such product candidate would not be under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to any future partnerships or how such arrangements would affect our development plans or capital requirements.
As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. While we are currently focused on developing our product candidates, we anticipate that we and our future partners, will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We do not expect any of our current product candidates to be commercially available before 2011, if at all.
We anticipate that with current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from option exercises, purchases of common stock pursuant to our Employee Stock Purchase Plan, and the proceeds from our October 2009 private placement, we will be able to maintain our currently planned operations into the second half of 2010. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2009 and 2008
Revenue
We had no revenues in the three months ended September 30, 2009, and $9.5 million of revenues during the nine months ended September 30, 2009. We had $69,000 of revenues in the three and nine months ended September 30, 2008. In the third quarter of 2008, we began to recognize revenues related to the $10 million upfront payment received from Endo as part of the agreement. In January 2009, we mutually agreed with Endo to terminate the agreement, at which time we fulfilled our obligations under the agreement, and recognized the remaining $9.5 million of deferred revenues into revenues. In prior years we have recognized governmental grant revenue and drug compound feasibility revenue, however, we expect no grant revenue or drug compound feasibility screening revenue in 2009.
Operating Expenses
Our operating expenses were affected by our prospective method of adoption of fair value accounting for employee share-based compensation. As a result, we believe reviewing our operating expenses both inclusive and exclusive of share-based compensation provides a better understanding of the growth of our operations. The impact of share-based compensation on operating expenses is outlined as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating expenses without share-based compensation expenses:
Research and development	$8,216	$16,112	$29,539	$45,096
General and administrative	2,991	3,841	9,657	11,874
Restructuring charges	—	—	2,097	—

Total operating expenses without share-based compensation expenses	11,207	19,953	41,293	56,970

Share-based compensation expenses:
Research and development	967	662	2,614	2,069
General and administrative	833	521	2,236	1,752
Restructuring charges	—	—	56	—

Total share-based compensation expenses	1,800	1,183	4,906	3,821

Total operating expenses	$13,007	$21,136	$46,199	$60,791

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
The following table summarizes our expenditures on each candidate based on our internal records and estimated allocations of employee time and related expenses (in thousands):

					From December 19,
	Three Months Ended		Nine Months Ended		2000 (inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
Preclinical and clinical development
AZ-004/104	$7,518	$8,575	$24,204	$19,580	$75,896
AZ-001	—	186	—	1,110	39,372
AZ-002	13	314	181	1,606	15,191
AZ-003	6	5,094	1,629	12,416	31,523
AZ-007	—	194	—	1,714	12,371
Other preclinical programs	—	—	—	—	3,243

Total preclinical and clinical development	7,537	14,363	26,014	36,426	177,596
Research	1,646	2,411	6,139	10,739	59,240

Total research and development	$9,183	$16,774	$32,153	$47,165	$236,836

Research and development expenses were $9.2 million and $32.2 million during the three and nine months ended September 30, 2009, respectively, and $16.8 million and $47.2 million in the same periods in 2008, respectively. The decreases were due primarily to:
•	decreased spending on our AZ-003 product candidate in connection with the termination of the license agreement with Endo in January 2009; and

•	the suspension of the development of our AZ-001, AZ-002 and AZ-007 product candidates and decreased spending on basic research in connection with our decision to focus our resources on our AZ-004 product candidate.
Expenses related to AZ-004/104 during the three months ended September 30, 2009 decreased from the same period in 2008. This decrease was due to the reduced clinical trial efforts to support AZ-004 and AZ-104 as, in the second and third quarters of 2009, we completed several safety studies in support of the AZ-004 NDA filing and the AZ-104 Phase 2b clinical trial, resulting in decreased third party costs.
The decreases in research and development expenses for the nine months ended September 30, 2009 were partially offset by increased spending on our AZ-004/104 product candidates as we continued our development of these product candidates, including our efforts to support an NDA filing for AZ-004 and the AZ-104 Phase 2b clinical trial.
We expect research and development expenses to decrease during the fourth quarter of 2009 and in 2010 as a result of completion of the AZ-104 Phase 2b clinical trial and completion of AZ-004 safety studies. We do not intend to continue development of AZ-001, AZ-002, AZ-003 or AZ-007 in the fourth quarter of 2009 unless we can partner the programs.
General and Administrative Expenses
General and administrative expenses were $3.8 million and $11.9 million during the three and nine months ended September 30, 2009, respectively, and $4.4 million and $13.6 million in the same periods a year ago, respectively. The decreases in general and administrative expenses were primarily due to decreased headcount expenses as a result of our restructuring in January 2009, reduced facility expenses as we were completing our move to our Mountain View facility in the first half of 2008, and our efforts to reduce third party costs to conserve cash balances.
We expect our general and administrative expenses in the fourth quarter of 2009 and in 2010 to remain relatively consistent with levels incurred for the nine months ended September 30, 2009.
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
The following table summarizes the restructuring accrual activity for the three and nine months ended September 30, 2009 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Beginning Balance	$317	$—
Restructuring charges accrued	—	2,153
Noncash share-based compensation charges	—	(56)
Cash payments	(197)	(1,977)

Balance as of June 30, 2009	$120	$120

Change in the Fair Value of Contingent Liability
In connection with our acquisition of all of the outstanding equity of Symphony Allegro, we obligated to pay Holdings certain percentages of cash payments that may be generated from future partnering transactions for AZ-002, AZ-004 and/or AZ-104. We measure the fair value of this contingent liability on a recurring basis. Any changes in the fair value of this contingent liability will be recognized in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, FDA approval or disapproval of our submissions, such as our NDA projected to be filed in early 2010, the timing and terms of a strategic partnership, and the commercial success of AZ-002, AZ-004 and/or AZ-104 could have a material impact on the fair value of the contingent liability, and as a result, our results of operations.

In September 2009, we announced preliminary results from our Phase 2b clinical trial of AZ-104, where AZ-104 did not meet the primary endpoint of the study. Accordingly, we reduced the estimated cash flows related to AZ-104, resulting in a decrease in the fair value of the contingent liability. We recorded a gain on the change in fair value of the contingent liability of $673,000 during the three months ended September 30, 2009.
Interest and Other Income/(Expense), Net
Interest and other income/(expense) was $4,000 and $92,000 in the three and nine months ended September 30, 2009, respectively, and $512,000 and $2,321,000 in the same periods in 2008, respectively. The amounts primarily represent income earned on our cash and cash equivalents and marketable securities and on investments held by Symphony Allegro, Inc. The decrease was primarily due to lower average cash, cash equivalent and marketable securities balances as well as lower interest earned on those balances. We expect interest income to increase in the fourth quarter of 2009 due to higher cash and investment balances as a result of our October 2009 private placement and decrease thereafter as we continue to use cash in our operations.
Interest Expense
Interest expense was $95,000 and $378,000 for the three and nine months ended September 30, 2009, respectively, and $203,000 and $736,000 in the same periods in 2008, respectively. The amounts represent interest on our equipment financing obligations. Interest expense decreased due to lower balances on our equipment financing obligations as we had no new borrowings in 2008 or 2009.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate net proceeds from such sales totaling $244.5 million, which includes the proceeds from our private placement transaction that closed in October 2009, revenues primarily from the Endo agreement and government grants totaling $16.9 million. We have received additional funding from equipment financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our Employee Stock Purchase Plan. As of September 30, 2009, we had $14.7 million in cash, cash equivalents and marketable securities. Our cash and marketable securities balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
Cash Flows from Operating Activities. Net cash used in operating activities was $40.6 million and $36.8 million during the nine months ended September 30, 2009 and 2008, respectively. The net cash used in the nine months ended September 30, 2009 primarily reflects the net loss of $36.0 million, net of share-based compensation expense of $5.5 million and depreciation of $3.7 million, the decrease in deferred revenues related to the termination of the license agreement with Endo of $9.5 million, decreases in accrued clinical and other accrued expenses of $2.1 million and other liabilities of $1.2 million.
The net cash used in the nine months ended September 30, 2008 primarily reflects the net loss of $59.1 million, net of depreciation of $4.0 million and share-based compensation expense of $4.0 million. These decreases were, partially offset by the decrease in other receivables of $12.1 million which primarily reflected the receipt of $10.0 million from Endo in the first quarter of 2008 and receipt of the receivable for tenant improvement reimbursements for the Mountain View facility.
Cash Flows from Investing Activities. Net cash provided by investing activities was $28.6 million and $15.4 million during the nine months ended September 30, 2009 and 2008, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. During the nine months ended September 30, 2009, we had maturities of marketable securities, net of purchases, of $29.3million, and purchases of property and equipment of $0.8 million, primarily consisting of equipment purchases.
During the nine months ended September 30, 2008, we had purchases of marketable securities, net of maturities of $4.5 million, and purchases of property and equipment of $2.2 million, consisting primarily of tenant improvements for our Mountain View facility, and maturities of available-for-sale securities held by Symphony Allegro of $12.9 million.

Cash Flows from Financing Activities. Net cash (used in) provided by financing activities was $(2.6) million and $7.4 million during the nine months ended September 30, 2009 and 2008, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our equipment financing agreements. In 2009 and 2008, payments on our equipment financing obligations were $3.0 million and $3.4 million, respectively. In March 2008 we issued 1,250,000 shares of common stock and a warrant exercisable for 375,000 shares of common stock in a private offering resulting in net proceeds of $9.8 million.
We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from option exercises, purchases of common stock pursuant to our Employee Stock Purchase Plan, and proceeds from our October 2009 private placement, we will be able to maintain our currently planned operations into the second half of 2010. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:
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
Contractual Obligations
We lease two buildings with an aggregate of 106,894 square feet of manufacturing, office and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. We currently occupy 87,560 square feet of these facilities and sublease the remaining 19,334 square feet. The lease for both facilities expires on March 31, 2018, and we have two options to extend the lease for five years each. Our sublease agreement, as amended, expires on April 30, 2010, at which time it will convert to a month-to-month lease.
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
Our scheduled future contractual payments, net of sublease income, including interest, are as follows (in thousands):

	Operating	Equipment
	Lease	Financing
	Agreements	Obligations	Total
2009 — remaining 3 months	$1,476	$1,218	$2,694
2010	4,793	2,226	7,019
2011	5,138	443	5,581
2012	5,263	—	5,263
2013	4,919	—	4,919
Thereafter	20,792	—	20,792

Total	$42,381	$3,887	$46,268

Due to a late payment, we may have been in default of the terms of our equipment financing obligations as of September 30, 2009. We do not believe we were in default; however, if we were in default, the lender would have the right to demand payment on all outstanding obligations. As result, we have classified all of the outstanding equipment financing obligations as a current liability at September 30, 2009. Subsequent to September 30, 2009, we paid the installment that was at issue and are current in our payment obligations as of the date of the filing of this report.
On November 2, 2007, we entered into a manufacturing and supply agreement, or the supply agreement, with Autoliv ASP, Inc, or Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and us executed in October 2005. Under the terms of the supply agreement, Autoliv will develop a manufacturing line capable of producing 10 million chemical heat packages a year. We will pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the Food and Drug Administration of a new drug application filed by us. If the agreement is terminated by either party, we will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the chemical heat packages. Upon payment by us Autoliv will be required to transfer possession and ownership of such equipment and tooling to us. Each quarter, we estimate the amount of work performed on the development of the manufacturing line and recognize a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. As of September 30, 2009, we recorded a fixed asset and a non-current liability of $3.4 million related to our commitment to Autoliv for the development of the manufacturing line. Autoliv has also agreed to manufacture, assemble and test the chemical heat packages solely for us in conformance with our specifications. We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the supply agreement expires on December 31, 2012 and may be extended by written mutual consent.

Critical Accounting Policies, Estimates and Judgments
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
While our significant accounting policies are more fully described in Note 3 of the notes to the consolidated financial statements in our Current Report on Form 8-K as filed with the SEC on September 9, 2009, we believe the following accounting policies are critical to the process of making significant estimates and judgments in preparation of our financial statements.
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
Share-Based Compensation
On January 1, 2006, we adopted fair value recognition for employee share-based compensation. As required, we utilized the prospective transition method. Under this transition method, beginning January 1, 2006, compensation cost recognized includes: (a) compensation cost for share-based payments granted prior to, but not yet vested as of December 31, 2005 related to (i) employees, based on the intrinsic value of the share-based award, and (ii) non-employees based on the award’s fair value, and (b) compensation cost for all share-based payments granted or modified subsequent to December 31, 2005, based on the grant-date fair value.
We use the Black-Scholes option pricing model to determine the fair value of stock options and purchase rights issued under the employee stock purchase plan. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.
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
See Note 5 to the consolidated financial statements in this Quarterly Report on this Form 10-Q for further information regarding the SFAS 123R disclosures.
Symphony Allegro, Inc.
On December 1, 2006 we entered into a transaction involving a series of related agreements with Symphony Capital LLC, or Symphony Capital, Symphony Allegro Holdings LLC, or Holdings, and Holdings’ wholly owned subsidiary Symphony Allegro, to fund the clinical development of AZ-002, Staccato alprazolam, and AZ-004/104, Staccato loxapine, or the programs. Symphony Capital and other investors, which we refer to collectively as the Allegro Investors, invested $50 million in Holdings, which then invested the $50 million in Symphony Allegro. Pursuant to the agreements, Symphony Allegro agreed to invest up to the full $50 million to fund the clinical development of the programs, and we licensed to Symphony Allegro certain intellectual property rights related to these programs. We retained manufacturing rights to these product candidates. Pursuant to the agreements, we continued to be primarily responsible for all preclinical, clinical and device development efforts as well as maintenance of the intellectual property portfolio for the programs. We and Symphony Allegro had established a development committee to oversee the programs. We participated in the development committee and had the right to appoint one of the five board of director seats of Symphony Allegro. Pursuant to the agreements, we had received an exclusive purchase option, or the purchase option, that gave us the right, but not the obligation, to acquire all, but not less than all, of the outstanding equity of Symphony Allegro, and reacquire the intellectual property rights that we licensed to Symphony Allegro at certain fixed prices. In consideration for the purchase option, we issued to Holdings a five-year warrant to purchase 2,000,000 shares of our common stock at $9.91 per share and paid $2.85 million for structuring fees and related expenses to Symphony Capital.
A variable interest entity, or VIE, is (i) an entity that has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or (ii) an entity that has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or do not receive the expected residual returns of the entity. A VIE is required to be consolidated by the party that is deemed to be the primary beneficiary, which is the party that has exposure to a majority of the potential variability in the VIE’s outcomes. Significant management judgment is required in the determination of an entity being considered a VIE.

Prior to the acquisition of all of the outstanding equity of Symphony Allegro pursuant to the amended purchase option on August 26, 2009, as described below, we had concluded that Symphony Allegro was by design a VIE because we had a purchase option to acquire its outstanding voting stock at prices that were fixed based upon the date the option is exercised. The fixed nature of the purchase option price limited the returns of the Allegro Investors, as the investors in Symphony Allegro. Parties to an arrangement are deemed to be de facto agents if they cannot sell, transfer, or encumber their interests without the prior approval of an enterprise. Symphony Capital was considered to be a de facto agent of ours pursuant to this provision, and because we and the Allegro Investors, as a related party group, absorbed a majority of Symphony Allegro’s variability, we evaluated whether we are most closely associated with Symphony Allegro. We concluded that we were most closely associated with Symphony Allegro and should consolidate Symphony Allegro. We concluded that the Company was most closely associated with Symphony Allegro and should consolidate Symphony Allegro because (i) we originally developed the technology that was assigned to Symphony Allegro, (ii) we continued to oversee and monitor the development program, (iii) our employees continued to perform substantially all of the development work, (iv) we significantly influenced the design of the responsibilities and corporate structure of Symphony Allegro, (v) Symphony Allegro’s operations were substantially similar to our activities, and (vi) through the purchase option, we had the ability to meaningfully participate in the benefits of a successful development effort.
The Allegro Investors were required to absorb the development risk for its equity investment in Symphony Allegro. The Allegro Investors’ equity investment in Symphony Allegro was classified as noncontrolling interest in our consolidated balance sheets. The noncontrolling interest held by the Allegro Investors was reduced by the $10.7 million fair value of the warrant it received in consideration for the purchase option and $2.85 million of fees we immediately paid to Symphony Capital upon the transaction’s closing because the total consideration provided by us to the Allegro Investors effectively reduces the Allegro Investors’ at-risk equity investment in Symphony Allegro. While we performed the research and development on behalf of Symphony Allegro, our development risk is limited to the consideration we provided to the Allegro Investors (the warrants and fees).
Net losses incurred by Symphony Allegro and charged to the noncontrolling interest were $14.0 million, $18.6 million and $10.8 million for the nine months ended September 30, 2009 and the years ended December 31, 2008 and 2007, respectively. We ceased to charge net losses incurred by Symphony Allegro against the noncontrolling interest upon our acquisition of Symphony Allegro on August 26, 2009.
In December 2007, the FASB new guidance that required: (i) noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet, (ii) noncontrolling interests continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance, (iii) that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, and (iv) disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. On January 1, 2009, we adopted these provisions. Had the previous requirements been applied, the consolidated net loss attributable to Alexza Pharmaceuticals, Inc.’s common stockholders would have increased by $1,568,000 and $8,626,000 and the loss per share attributable to Alexza common stockholders would have increased by $0.04 and $0.25, respectively, during the three and nine months ended September 30, 2009.
In June 2009, we entered into an agreement with Holdings to modify the provisions of and to exercise the purchase option. We completed the acquisition of all of the outstanding equity of Symphony Allegro pursuant to the amended purchase option on August 26, 2009. In exchange for all of the outstanding equity of Symphony Allegro, we: (i) issued to the Allegro Investors 10 million shares of common stock, (ii) issued to the Allegro Investors 5 year warrants to purchase 5 million shares of common stock with an exercise price of $2.26 per share, and (iii) will pay Holdings certain percentages of cash payments that may be generated from future partnering transactions for the programs. The outstanding warrants to purchase 2 million shares of common stock held by the Allegro Investors were cancelled.
We recorded the acquisition of all of the outstanding equity of Symphony Allegro pursuant to the amended purchase option as a return of equity to the noncontrolling interest. The acquisition was accounted for as a capital transaction that did not affect our net loss. However, because the acquisition was accounted for as a capital transaction, the excess consideration transferred over the carrying value of the noncontrolling interest in Symphony Allegro was treated as a deemed dividend for purposes of reporting net loss per share, increasing net loss per share attributable to Alexza stockholders during three and nine months ended September 30, 2009.
The following table outlines the estimated fair value of consideration transferred by us and the computation of the excess consideration transferred over the carrying value of the noncontrolling interest in Symphony Allegro (in thousands):

Description	Fair Value
Fair value of consideration transferred:
10,000,000 shares of Alexza common stock	$28,000
Warrant consideration, net	8,085
Contingent cash payments to Allegro stockholders	16,855
Total consideration transferred	52,940
Add: Deficit of noncontrolling interest in Allegro	8,626
Excess consideration transferred over the carrying value of the noncontrolling interest in Allegro	$61,566
The fair value of the Alexza common stock was based on the closing sales price of our common stock on the NASDAQ Global Market on August 26, 2009, the date the transaction was completed.
The estimated fair values of the warrant consideration were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Warrant	Warrant
	Issued	Cancelled
Number of Shares	5,000,000	2,000,000
Expected term	5.0 years	2.3 years
Expected volatility	89%	117%
Risk-free interest rate	2.46%	1.06%
Dividend yield	0%	0%
We estimated the fair value of the contingent liability using a probability-weighted discounted cash flow model. We derived multiple cash flow scenarios for each of the product candidates subject to the cash payments and applied a probability to each of the scenarios. These cash flows were then discounted at an 18% rate.
Changes in the fair value of the acquisition-related contingent cash payments subsequent to the August 26, 2009 acquisition date will be recognized in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, FDA approval or rejection of its submissions, such as its NDA projected to be filed in early 2010, the timing and terms of a strategic partnership, and the commercial success of the programs could have a material impact on the fair value of the contingent liability, and as a result, our results of operations.
Revenue Recognition
We recognize revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, or SAB 101, as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13. or SAB 104.
In determining the accounting for collaboration agreements, we determine whether an arrangement involves multiple revenue-generating deliverables that should be accounted for as a single unit of accounting or divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the arrangement represents a single unit of accounting, the revenue recognition policy and the performance obligation period must be determined, if not already contractually defined, for the entire arrangement. If the arrangement represents separate units of accounting, a revenue recognition policy must be determined for each unit.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of September 30, 2009, we had cash, cash equivalents and marketable securities of $14.7 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset backed securities and no exposure to auction rate securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management (with the participation of our chief executive officer, chief financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2009, our internal disclosure controls and procedures were effective.
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
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $36.3 million, $77.0 million, $55.9 million, and $43.5 million for the nine months ended September 30, 2009, and the years ended December 31, 2008, 2007 and 2006, respectively. As of September 30, 2009, we had a deficit accumulated during development stage of $244.6 million and a stockholders’ deficit of $8.3 million. We expect our expenses to decrease in the fourth quarter of 2009 and in 2010 due to lower expected clinical expenses with respect to our lead development program; however, we expect to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.
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
You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not completed clinical development for any of our product candidates. Our lead product candidate has completed all planned clinical testing and is in the pre-registration stage of development, with an NDA filing projected for early 2010, and each of our other product candidates is at an earlier stage of development. Each of our product candidates will be unsuccessful if it:
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
We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from option exercises, purchases of common stock pursuant to our Employee Stock Purchase Plan, and the cash proceeds from our October 2009 private placement, we will be able to maintain our currently planned operations into the second half of 2010. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:
•	expenditures related to continued preclinical and clinical development of our lead product candidates during this period within budgeted levels;

•	no unexpected costs related to the development of our manufacturing capability; and

•	no growth in the number of our employees during this period.
We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic partnerships or licensing arrangements, as well as interest income earned on cash and marketable securities balances and proceeds from stock option exercises and purchases under our Employee Stock Purchase Plan. Any financing transaction may contain unfavorable terms. As a result of the late filing of a current report on Form 8-K, we are currently ineligible to use Form S-3 to register securities for sale by us or for resale by other security holders until we have timely filed all required reports under the Securities Exchange Act of 1934 for at least 12 calendar months (at the earliest April 2010). In the meantime, for capital raising transactions, we must use Form S-1 to register securities with the SEC, or issue such securities in a private placement, which could increase the costs and adversely impact our ability to raise capital in a timely manner during this period. If we raise additional funds by issuing equity securities, such as our October 2009 private placement, our stockholders’ equity will be diluted. If we raise additional funds through strategic partnerships, we may be required to relinquish rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us.
Unstable market conditions may have serious adverse consequences on our business.
The recent economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements into the second half of 2010, we may obtain additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. There is a risk that one or more of our current service providers, manufacturers and other partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.
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
In our daily dosing animal toxicology studies of prochlorperazine, the active pharmaceutical ingredient, or API, in AZ-001, we detected changes to, and increases of, the cells in the upper airway of the test animals. The terms for these changes and increases are “squamous metaplasia” and “hyperplasia,” respectively. We also observed lung inflammation in some animals. These findings occurred in daily dosing studies at doses that were proportionately substantially greater than any dose we expect to continue to develop or commercialize. In subsequent toxicology studies of AZ-001 involving intermittent dosing consistent with its intended use, we detected lower incidence and severity of the changes to, and increases of, the cells in the upper airway of the test animals compared to the daily dosing results. We did not observe any lung inflammation with intermittent dosing. In 2008, we completed a 28-day repeat dose inhalation study in dogs. Consistent with previous findings in shorter-term and higher dose studies, we observed dose-related minimal to slight squamous metaplasia in the upper respiratory tract, primarily in the lining of the nasal passages, in all treated groups. No lower respiratory tract or lung findings were reported. These findings suggest that the delivery of the pure drug compound of AZ-001 at the proportionately higher doses used in daily dosing toxicology studies may cause adverse consequences if we were to administer prochlorperazine chronically for prolonged periods of time. If we observe these findings in our clinical trials of AZ-001, it could prevent further development or commercialization of AZ-001.
Failure or delay in commencing or completing clinical trials for our product candidates could harm our business.
We have not completed all the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates other than AZ-004. Future clinical trials may be delayed or terminated as a result of many factors, including:
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
Continuing development of our single dose version device may delay regulatory submissions and marketing approval for AZ-004
Our clinical studies to date for our AZ-004, AZ-001, AZ-104, AZ-002 and AZ-007 product candidates have been completed using a version of our single dose Staccato device we refer to as the chemical single dose, or CSD, device. We are developing a version of the CSD that is intended to cost less to manufacture and is more scalable than the current version of CSD. We refer to the newer version of this single dose device as the commercial production device, or CPD, version. The CPD incorporates the same basic chemical heat package and electronics as the CSD. We have conducted a device comparability/bioequivalence study in normal volunteers using the CSD and the CPD versions of the device to determine if the drug dose dispensed by the two devices is comparable and/or bioequivalent. If the FDA determines that the results of this study and the available analytical and other in vitro data from these devices do not support the comparability and/or bioequivalency of the two devices, or if the FDA or foreign regulatory authorities determine the CPD is unacceptable for any other reason, we may be required to conduct additional clinical research for AZ-004 with the CPD version of the device. Conducting any additional clinical trials could delay the filing of an NDA, which could also delay any potential marketing approval in the United States.
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
As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities abroad. The number and design of clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results and regulations applicable to any particular product candidate. In June 2008, we announced that our Phase 2a proof-of-concept clinical trial of AZ-002 (Staccato Alprazolam) did not meet either of its two primary endpoints. In September 2009, we announced that our Phase 2b clinical trial of AZ-104 (Staccato loxapine) for the treatment of migraine did not meet its primary endpoint.
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
Device failure rates higher than we anticipate may result in clinical trials that do not meet their specific efficacy endpoints. Device failures or improper device use by patients may impact the results of future trials. The design of our clinical trials is based on many assumptions about the expected effect of our product candidates, and if those assumptions prove incorrect, the clinical trials may not produce statistically significant results. Our Staccato system is not similar to other approved drug delivery methods, and there is no clear precedent for the application of detailed regulatory requirements to our product candidates. We cannot assure you that the design of, or data collected from, the clinical trials of our product candidates will be sufficient to support the FDA and foreign regulatory approvals.
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
We do not currently own or operate manufacturing facilities for clinical or commercial production of the active pharmaceutical ingredient, or API, used in any of our product candidates. We have no experience in drug manufacturing, and we lack the resources and the capability to manufacture any of the APIs used in our product candidates, on either a clinical or commercial scale. As a result, we rely on third parties to supply the API used in each of our product candidates. We expect to continue to depend on third parties to supply the API for our lead product candidates and any additional product candidates we develop in the foreseeable future.
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
A key element of our business strategy is our intent to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates. In December 2006, we entered into such a development relationship with Symphony Allegro, and in December 2007 we entered into a strategic relationship with Endo Pharmaceuticals, Inc. for the development of AZ-003. In January 2009, we mutually agreed with Endo to terminate our agreement. In June 2009, we amended the terms of our arrangement with Symphony Allegro, resulting in our acquisition of Symphony Allegro and the termination of that agreement in August 2009. We intend to enter into additional strategic partnerships with third parties to develop and commercialize our product candidates. To date, other than Symphony Allegro and Endo, we have not entered into any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.
If we enter into strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.
For any strategic partnerships with pharmaceutical or biotechnology companies we will be subject to a number of risks including:
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
We anticipate that, if approved, AZ-004 would compete with the available intramuscular, or IM, injectable form and oral forms of loxapine and other forms, such as IM, oral tablets, or oral solutions of available antipsychotic drugs for the treatment of agitation.
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
Our common stock price has experienced large fluctuations since our initial public offering in March 2006. In addition, the trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to revenue ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:
•	actual or anticipated results and timing of our clinical trials;

•	actual or anticipated regulatory approvals of our product candidates or competing products;

•	changes in laws or regulations applicable to our product candidates;

•	changes in the expected or actual timing of our development programs, including delays or cancellations of clinical trials for our product candidates;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the life science and biotechnology industries;

•	changes in the market valuations of other life science or biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	sales of our common stock (or other securities) by us; and

•	sales and distributions of our common stock by our stockholders.
In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder files a securities class action suit against us, we would incur substantial legal fees, and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.
If we sell shares of our common stock in future financings, existing common stock holders will experience immediate dilution and, as a result, our stock price may go down.
We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in August 2009 we issued 10,000,000 shares of our common stock and warrants to purchase an additional 5,000,000 shares of our common stock in connection with the closing of our acquisition of all of the equity of Symphony Allegro, and in October 2009 we issued 8,107,012 shares of our common stock and warrants to purchase an additional 7,296,312 shares of our common stock in a private placement. If we enter into other financing transactions in which we issue equity securities in the future, our existing common stockholders will experience immediate dilution upon any such issuance.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
On August 26, 2009, we issued 10,000,000 shares of common stock and warrants to purchase 5,000,000 shares of common stock at an exercise price of $2.26 per share to the Allegro Investors in connection with our acquisition of all of the outstanding equity of Symphony Allegro from Holdings. The warrants are exercisable for a term of five years from the date of issuance. The number of shares for which the warrants are exercisable and the associated exercise prices are subject to certain adjustments as set forth in the warrants. In addition, upon certain changes in control of us, the holder must either exercise the warrant or surrender the warrant for a new warrant exercisable in return for shares of common stock of the surviving entity. These shares of common stock and warrants were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and Rule 506 of Regulation D thereunder, as a transaction not involving a public offering. Pursuant to a registration rights agreement with Holdings, we filed with the SEC a registration statement for these shares of common stock and the shares of common stock underlying the warrants. The SEC declared such registration statement effective on October 16, 2009 and, pursuant to the registration rights agreement with Holdings, we have an obligation to take certain actions as are necessary to keep such registration statement effective.
Use of Proceeds from the Sale of Registered Securities
None
Item 3. Defaults Upon Senior Securities
Due to a late payment, we may have been in default of the terms of our equipment financing obligations as of September 30, 2009. We do not believe we were in default; however, if we were in default, the lender would have the right to demand payment on all outstanding obligations. As result, we have classified all of the outstanding equipment financing obligations as a current liability at September 30, 2009. Subsequent to September 30, 2009, we paid the installment of $304,570 that was at issue and are current in our payment obligations as of the date of the filing of this report.
Item 4. Submission of Matters to a Vote of Security Holders
On August 26, 2009, at a special meeting of the Company’s Stockholders, the following matter was submitted to and voted on by stockholders and was adopted:
To approve issuances of up to 15,000,000 shares of common stock in connection with our acquisition of all of the outstanding equity of Symphony Allegro, which is comprised of (i) 10,000,000 shares issuable pursuant to an Amended and Restated Purchase Option Agreement, dated as of June 15, 2009 by and among Alexza, Holdings and Symphony Allegro and (ii) 5,000,000 shares issuable upon exercise of a warrant to be issued to Holdings pursuant to a Warrant Purchase Agreement, dated as of June 15, 2009, between Alexza and Holdings.
The results of the vote are as follows:

Total Votes For	Total Votes Against	Total Abstentions

23,265,162	117,272	6,750
Item 5. Other Information
None.

Item 6. Exhibits

3.5	Amended and Restated Certificate of Incorporation. (1)

3.6	Amended and Restated Bylaws. (1)

3.7	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to exhibit to our Annual Report on Form 10-K/A filed on April 10, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alexza Pharmaceuticals, Inc.

(Registrant)
November 9, 2009	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

November 9, 2009	/s/ August J. Moretti
August J. Moretti
Senior Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)