Form 10-K
period 2009-12-31
Alexza Pharmaceuticals Inc.
filed 2010-03-09
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

For Annual and Transition Reports Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendments to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $61,758,062 based on the closing sale price of the Registrant’s common stock on The NASDAQ Global Market on June 30, 2009. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of February 26, 2010 was 52,566,338.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding the following: the prospects of us receiving approval to market AZ-004, our anticipated timing for receiving approval for our New Drug Application for AZ-004, the implications of interim or final results of our clinical trials, the progress and timing of our research programs, including clinical testing, our anticipated timing for filing additional Investigational New Drug Applications with the United States Food and Drug Administration, the initiation or completion of Phase 1, Phase 2 or Phase 3 clinical testing for our product candidates, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

We are a pharmaceutical company focused on the research, development, and commercialization of novel proprietary products for the acute treatment of central nervous system, or CNS, conditions. All of our product candidates are based on our proprietary technology, the Staccato system. The Staccato system vaporizes an excipient-free drug to form a condensation aerosol that, when inhaled, allows for rapid systemic drug delivery. Because of the particle size of the aerosol, the drug is quickly absorbed through the deep lung into the bloodstream, providing speed of therapeutic onset that is comparable to intravenous, or IV, administration but with greater ease, patient comfort and convenience. In December 2009, we submitted our first New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for our lead product candidate, AZ-004 (Staccato loxapine). In February 2010, we licensed the U.S. and Canadian commercialization rights to AZ-004 to Biovail Laboratories International SRL, or Biovail. We plan to seek additional commercial partners for AZ-004 outside of the U.S. and Canada.

We have five other product candidates in various stages of clinical development, ranging from Phase 1 through late-stage Phase 2. In January 2009 we reduced, and in some cases suspended, the development of these product candidates in order to concentrate our efforts on the clinical, regulatory, manufacturing and commercial development of our lead product candidate, AZ-004. During the first half of 2010, we expect to conduct a review of our product candidate portfolio. In the second half of 2010, we plan to advance the development of at least one of these product candidates. We are seeking partners to support the continued development of these product candidates, but may develop one or more of these product candidates without partner support.

Since our inception, we have screened more than 400 drug compounds and we have identified approximately 200 drug compounds that demonstrate initial vaporization feasibility for delivery with our technology. We believe that a number of these drug compounds, when delivered by the Staccato system, would have a desirable therapeutic profile for the treatment of various acute and intermittent conditions. We are initially focusing on developing proprietary products by combining our Staccato system with small molecule drugs that have been in use for many years and are well-characterized to create aerosolized forms of these drugs. We believe that we will be able to reduce the development time and risks associated with our product candidates, compared to the development of new chemical entities.

Our clinical-stage product candidates are:

•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder. In December 2009, we submitted our NDA to the FDA. In February 2010, the FDA accepted our filing and provided us a Prescription Drug User Fee Act (PDUFA) goal date of October 11, 2010. We believe that the data generated from our clinical and non-clinical studies (and is contained within our NDA submission) adequately demonstrate the efficacy and safety of AZ-004 for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder.

In February 2010, we entered into a collaboration and license agreement, or license agreement, and a manufacture and supply agreement, collectively, the collaboration, with Biovail Laboratories International SRL, or Biovail, for AZ-004 (Staccato® loxapine) for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication of treating agitation in schizophrenia and bipolar disorder patients. The collaboration contemplates that we will be the exclusive supplier of drug product for clinical and commercial uses and have responsibility for the NDA for AZ-004 for the initial indication of rapid treatment of agitation in patients with schizophrenia or bipolar disorder, as well as responsibility for any additional development and regulatory activities required for use in these two patient populations in the outpatient setting. Biovail will be responsible for commercialization for the initial indication and, if it elects, development and commercialization of additional indications for AZ-004 in the U.S. and Canada.

Under the terms of the license agreement, Biovail paid us an upfront fee of $40 million, and we may be eligible to receive up to an additional $90 million in milestone payments upon achievement of predetermined regulatory, clinical and commercial manufacturing milestones. We may be subject to certain payment obligations to Biovail, up to $5 million, if we do not meet certain other milestones prior to a termination of the license agreement. We are also eligible to receive tiered royalty payments of 10% to 25% on any net sales of AZ-004. We are responsible for conducting and funding all development and regulatory activities associated with AZ-004’s initial indication for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder as well as for its possible use in the outpatient setting in these two patient populations. Our obligation to fund the outpatient development efforts is limited to a specified amount, none of which is expected to be incurred in 2010. Biovail is responsible for certain Phase 4 development commitments and related costs and expenses. For additional indications, we have an obligation regarding certain efforts and related costs and expenses, up to a specified amount, and, if it elects, Biovail is responsible for all other development commitments and related costs and expenses.

Under the terms of the manufacture and supply agreement, we are the exclusive supplier of AZ-004 and have responsibility for the manufacture, packaging, labeling and supply for clinical and commercial uses. Biovail will purchase AZ-004 from us at predetermined transfer prices. The transfer prices depend on the volume of AZ-004 purchases, subject to certain adjustments.

Either party may terminate the collaboration for the other party’s uncured material breach or bankruptcy. In addition, Biovail has the right to terminate the collaboration (a) upon 90 days written notice for convenience; (b) upon 90 days written notice if FDA does not approve the AZ-004 NDA for the initial indication for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder; (c) immediately upon written notice for safety reasons or withdrawal of marketing approval; (d) upon 90 days written notice upon certain recalls of the product; or (e) immediately upon written notice within 60 days of termination of the supply agreement under certain circumstances. The supply agreement automatically terminates upon the termination of the license agreement.

•	AZ-007 (Staccato zaleplon). We are developing AZ-007 for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. AZ-007 has completed Phase 1 testing. In the Phase 1 clinical trial, AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak drug concentration of 1.6 minutes. Pharmacodynamics, measured as sedation assessed on a 100 mm visual analog scale, showed onset of effect as early as 2 minutes after dosing with AZ-007.

•	AZ-001 (Staccato prochlorperazine). We are developing AZ-001 to treat patients suffering from acute migraine headaches. During the third quarter of 2008, we conducted an end-of-Phase 2 meeting with the FDA. We believe we have a clear understanding of the development requirements for filing an NDA for this product candidate.

•	AZ-104 (Staccato loxapine, low-dose). We are developing AZ-104 to treat patients suffering from acute migraine headaches. AZ-104 is a lower-dose version of AZ-004. In September 2009, we announced preliminary results from our 366 patient Phase 2b clinical trial of AZ-104 in patients with migraine headache. The trial was an outpatient, multi-center, randomized, double-blind, single administration, placebo-controlled study. The study was designed to evaluate the treatment of a single migraine attack of moderate to severe intensity. Two doses of AZ-104, 1.25 mg and 2.5 mg, and placebo were evaluated in the clinical trial. Both AZ-104 dose groups trended towards statistical significance, but the study did not meet its primary endpoint, which was defined as pain-relief at the two-hour time point, compared to placebo. There were no serious adverse events in the clinical trial, and AZ-104 was generally safe and well tolerated in this patient population.

•	AZ-002 (Staccato alprazolam). AZ-002 has completed a Phase 1 clinical trial in healthy subjects and a Phase 2a proof-of-concept clinical trial in panic disorder patients for the treatment of panic attacks, an indication we are not planning to pursue. However, given the safety profile, the successful and reproducible delivery of alprazolam, and the IV-like pharmacological effect demonstrated to date, we are assessing AZ-002 for other possible indications and renewed clinical development.

•	AZ-003 (Staccato fentanyl). We are developing AZ-003 for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes. We have completed and announced positive results from a Phase 1 clinical trial of AZ-003 in opioid-naïve healthy subjects.

In August 2009, we completed the acquisition of Symphony Allegro, Inc., an entity formed in 2006 by Symphony Capital LLC and other investors, together the Allegro Investors, to fund additional clinical and nonclinical development of AZ-002, and AZ-004/104, through the exercise of our option to acquire all of the outstanding equity of Symphony Allegro. In exchange for all of the outstanding shares of Symphony Allegro, we: (i) issued to the Allegro Investors 10 million shares of common stock, (ii) issued to the Allegro Investors five-year warrants to purchase 5 million shares of common stock at an exercise price of $2.26 per share and canceled the previously outstanding warrants to purchase 2 million shares of common stock held by the Allegro Investors, and (iii) agreed to pay certain percentages of cash payments that may be generated from future partnering transactions for AZ-004, AZ-104 and/or AZ-002, the product candidates that were licensed to Symphony Allegro. In February 2010, we paid Symphony $7.5 million of the upfront fee that was received from Biovail pursuant to our collaboration with them. Symphony will be entitled to receive a portion of any future milestone and royalty payments we may receive from Biovail pursuant to this agreement.

Other than those licensed to Biovail, we have retained all rights to our product candidates and the Staccato system. We eventually plan to build a United States-based specialty sales force to commercialize our product candidates, other than AZ-004, which are approved for marketing and which are intended for specialty pharmaceutical markets. We plan to enter into strategic partnerships with other companies to commercialize products that are intended for certain markets in the United States and for all of our product candidates in geographic territories outside the United States.

Market Opportunity for Acute and Intermittent Conditions

Acute and intermittent medical conditions are characterized by a rapid onset of symptoms that are temporary and severe, and that occur at irregular intervals, unlike the symptoms of chronic medical conditions that continue at a relatively constant level over time. Approved drugs for the treatment of many acute and intermittent conditions, such as antipsychotics to treat agitation, triptans to treat migraine headaches and benzodiazepines to treat anxiety, are typically delivered either in tablets or by injections. Traditional inhalation technologies are also being developed to treat these conditions. These delivery methods have the following advantages and disadvantages:

•	Oral Tablets. Oral tablets or capsules are convenient and cost effective, but they generally do not provide rapid onset of action. Oral tablets may require at least one to four hours to achieve peak plasma levels. Also, some drugs, if administered as a tablet or capsule, do not achieve adequate or consistent bioavailability due to the degradation of the drug by the stomach or liver or inability to be absorbed into the bloodstream.

•	Injections. Intravenous, or IV, or intramuscular, or IM, injections provide a more rapid onset of action than oral tablets and can sometimes be used to titrate potent drugs with very rapid changes in effect. Titration refers to the ability of a patient or care giver to administer an initial dose of medication and then determine if the medication is effective; if the medication is effective no further dosing is required. However, if the medication is not yet effective, another dose can be administered repeating this process until the medication has had an adequate effect. However, with a few exceptions, injections generally are administered by trained medical personnel in a medical care setting. Other forms of injections result in an onset of action that is generally substantially slower than IV injection, although often faster than oral administration. All forms of injections are invasive, can be painful to some patients and are often expensive. In addition, many drugs are not water soluble and can be difficult to formulate in an injectable form.

•	Traditional Inhalation. Traditional dry powder and aerosolized inhalation delivery systems have been designed and used primarily for local delivery of drugs to the respiratory airways, not to the deep lung for rapid systemic drug delivery. Certain recent variants of these systems, however, can provide systemic delivery of drugs, either for the purpose of rapid onset of action or to enable noninvasive delivery of drugs that are not orally bioavailable. Nevertheless, many of these systems have difficulty in generating appropriate drug particle sizes or consistent emitted doses for deep lung delivery. To achieve appropriate drug particle sizes and consistent emitted doses, most traditional inhalation systems require the use of excipients and additives such as detergents, stabilizers and solvents, which may potentially cause toxicity or allergic reactions. Many traditional inhalation devices require patient coordination to deliver the correct drug dose, leading to potentially wide variations in the drug delivered to a patient.

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

We believe our Staccato system matches delivery characteristics and product attributes to patient needs for acute and intermittent conditions, with the following advantages:

•	Rapid Onset. The aerosol produced with the Staccato system is designed to be rapidly absorbed through the deep lung with a speed of therapeutic onset comparable to an IV injection, generally achieving peak plasma levels of drug in two to five minutes.

•	Ease of Use. The Staccato system is breath actuated, and a patient simply inhales to administer the drug dose. Unlike injections, the Staccato system is noninvasive and does not require caregiver assistance. The aerosol produced with the Staccato system is relatively insensitive to patient inhalation rates. Unlike many other inhalation technologies, the patient does not need to learn a special breathing pattern. In addition, the Staccato device is small and easily portable.

•	Consistent Particle Size and Dose. The Staccato system uses rapid heating of the drug film to create consistent and appropriate particle sizes for deep lung inhalation and absorption into the bloodstream. The Staccato system also produces a consistent high emitted dose, regardless of the patient’s breathing pattern.

•	Broad Applicability. We have screened over 400 drugs, and approximately 200 have exhibited initial vaporization feasibility using our Staccato system. The Staccato system can deliver both water soluble and water insoluble drugs and eliminates the need for excipient and additives such as detergents, stabilizers and solvents, avoiding the side effects that may be associated with the excipient or additives.

•	Design Flexibility. The Staccato system can incorporate multiple features, including lockout to potentially enhance safety, the convenience of patient titration, and a variety of dose administration regimens.

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

Staccato System

Our product candidates employing Staccato system consist of three core components: (1) a heat source that includes an inert metal substrate; (2) a thin film of an excipient-free drug compound, also known as an active pharmaceutical ingredient, or API, coated on the substrate; and (3) an airway through which the patient inhales. The left panel of the illustration below depicts these core components prior to patient inhalation.

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

Five of our product candidates, AZ-004, AZ-007, AZ-001, AZ-104, and AZ-002, use the same disposable, single-dose delivery device. The single dose delivery device consists of a metal substrate that is chemically heated through a battery-initiated reaction of energetic materials. In the current design, the heat package can be coated with up to 10 milligrams of API. The device is portable and easy to carry, with dimensions of approximately three inches in length, two inches in width, and one inch in thickness. The device weighs approximately one ounce. A diagram of the single dose delivery device is shown below:

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

Our Pipeline

As indicated below, we have submitted an NDA for AZ-004, our lead product candidate. We have five additional product candidates; one product candidate has completed Phase 2 clinical testing, two product candidates are in Phase 2 clinical testing, and two product candidates have completed Phase 1 clinical testing. In January 2009 we reduced, and in some cases suspended, the development of our five additional product candidates in order to concentrate our efforts on the clinical, regulatory, manufacturing and commercial development of our lead product candidate, AZ-004. During the first half of 2010, we expect to conduct a review of our product candidate portfolio. In the second half of 2010, we plan to advance the development of at least one of these product candidates. We are seeking partners to support continued development of these product candidates, but may develop one or more of these product candidates without partner support.

Alexza
			Development	Commercial
Product Candidate	API	Target Indication	Status	Rights

AZ-004	Loxapine	Agitation in schizophrenia or bipolar disorder patients	NDA submitted December 2009, PDUFA date of October 11, 2010.	Out-licensed U.S. and Canadian commercialization rights, retained all other rights*
AZ-007	Zaleplon	Insomnia	Phase 1 completed	Worldwide
AZ-001	Prochlorperazine	Migraine headache	End of Phase 2 FDA meeting completed	Worldwide
AZ-104	Loxapine (low-dose)	Migraine headache	Phase 2	Worldwide
AZ-002	Alprazolam	Panic attacks and other CNS conditions	Phase 2	Worldwide
AZ-003	Fentanyl	Acute pain	Phase 1 completed	Worldwide

*	Licensed to Biovail Laboratories International, SRL

AGITATION PROGRAM: AZ-004 (Staccato loxapine)

We are developing AZ-004 (Staccato loxapine) for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder. Episodes of agitation afflict many people suffering from major psychiatric disorders, including schizophrenia, which affects approximately 2.4 million adults in the United States, and bipolar disorder, which affects approximately 5.7 million adults in the United States. More than 90% of these patients will experience agitation in their lifetimes.

Agitation generally escalates over time with patients initially feeling uncomfortable, tense and restless. As the agitation intensifies, their behavior appears more noticeable to others as they become threatening and potentially violent, especially if the agitation is not treated. While patients seek treatment at different points along this agitation continuum, those with the most severe symptoms generally require treatment with injectable drugs in emergency medical settings, and currently are thought to represent the agitation market. Alexza, however, believes the therapeutic market for agitation is broader than only this limited perspective of patients in severe crisis — many more are in need of treatment for an agitation episode.

Market Opportunity

Our primary market research indicates that approximately 50% of treated acute agitation episodes are treated in emergency settings. Another approximately 35% of the treated agitation episodes suffered by schizophrenic and bipolar disorder patients are treated in an inpatient setting (hospital and long-term residential settings), and approximately 15% are treated in a physician’s office. Our market research studies with schizophrenia patient caregivers and bipolar disorder patients indicate these patients currently experience an average of 11 to 12 episodes of agitation each year.

Agitation episodes are currently treated about 55% of the time with oral antipsychotics and about 45% of the time with intra-muscular, or IM, injections. Oral medications work relatively slowly, but are easy to administer, painless and are less threatening to patients. IM injections have a faster onset of action and a higher predictability of drug effect, but because they are invasive and can be frightening to patients, IM injections are usually the treatment option of last resort. Currently, no non-invasive therapies are available that work faster than 30 minutes to help agitated patients in need of treatment.

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

We believe that AZ-004, if approved, has the potential to change the treatment practices for rapidly treating agitation, as the only product available to meet both patient desires for comfort and control, and the clinician goals of rapid and reliable control of an agitation episode.

Development Status

The AZ-004 NDA contains efficacy and safety data from more than 1,600 patients and subjects who have been studied in thirteen different clinical trials, beginning with our first Phase 1 study initiated in August 2005. During 2009, we initiated and completed enrollment in five non-pivotal safety and NDA-supporting studies for AZ-004, including a pulmonary safety study in healthy subjects, a thorough QTc study in healthy subjects, a smoker/non-smoker pharmacokinetic, or PK, study in healthy subjects, a pulmonary safety study in subjects with asthma and a pulmonary safety study in subjects with chronic obstructive pulmonary disease, or COPD.

We completed a Phase 1 placebo-controlled study in 30 healthy subjects to assess the pulmonary safety of AZ-004. We observed that AZ-004, administered twice within a 24-hour period, was safe and generally well tolerated in this study. There were no systemic effects on pulmonary function versus placebo, and no respiratory adverse events.

We completed the Phase 1 placebo-controlled thorough QTc study in 48 healthy subjects. The purpose of a thorough QTc study is to determine a drug’s potential effect on cardiac rhythms. In this study, we found that the active control, moxifloxacin, produced a positive QT/QTc signal that validated the sensitivity of the clinical study. At all time points for the primary analysis, the confidence intervals of the QTc for AZ-004 were within the FDA standard 10 millisecond window, supporting the cardiac safety of AZ-004.

We completed the Phase 1 smoker/non-smoker PK study in 35 healthy subjects. We observed comparable blood levels in smokers and non-smokers for both AZ-004 and the metabolites of AZ-004. Side-effect profiles were similar in smokers and non-smokers.

We completed Phase 1 placebo-controlled studies in 53 subjects with predominantly moderate-to-severe COPD and in 52 subjects with mild-to-moderate persistent asthma to assess the pulmonary safety of AZ-004 in these two populations. The studies employed double-blind, parallel-group designs. In each study, subjects were given two doses of Staccato placebo or two doses of 10 mg AZ-004, ten hours apart. Spirometry testing and other safety assessments were performed at several time points up to 24 hours after the second dose. The primary safety measure was forced expiratory volume in one second, or FEV1, a standard test of lung function. Decreases in FEV1 versus baseline, respiratory symptoms, and use of a quick-relief bronchodilator occurred in both treatment groups, but were more frequent in each study after treatment with AZ-004. There were no serious or severe respiratory adverse events. All respiratory symptoms developing after treatment were either self-limiting or readily managed with the inhaled bronchodilator.

In December 2009, we submitted our NDA to the FDA.  In February 2010, the FDA accepted our filing and has established our PDUFA goal date for the AZ-004 NDA as October 11, 2010. In February 2010, we licensed the U.S. and Canadian commercialization rights to AZ-004 to Biovail Laboratories International SRL.

INSOMNIA PROGRAM: AZ-007 (Staccato zaleplon)

We are developing AZ-007 for the treatment of insomnia in patients who have difficulty falling asleep, including those patients with middle of the night awakening who have difficulty falling back asleep. Insomnia is the most prevalent sleep disorder, and we believe that it affects at least 15% to 20% of the United States population, with some estimates of up to 50% of Americans reporting difficulty getting a good night’s sleep at least a few nights a week. Insomnia can be due to any variety of causes, including depression, grief or stress, menopause, age, shift work, or environmental disruption. Whatever the cause of insomnia, it can take its toll on both the afflicted and the non-afflicted. Sleep disturbances have a major negative impact on public health and economic productivity. Costs for direct healthcare associated with insomnia are estimated to be approximately $14 billion to $15 billion each year.

Market Opportunity

Insomnia is a prevalent disorder that drives almost $5 billion in worldwide sales of prescription medications each year. In a large survey conducted by the National Sleep Foundation in 2009, results showed that 64% of the respondents experienced a minimum of one symptom of insomnia at least a few nights a week , with 41% reporting this occurring every night or almost every night and 31% using some sort of sleep aid at least a few nights per week, 18% of whom use a medication sleep aid. Of those, respondents complained primarily of waking up feeling unrefreshed (45%), being wake a lot during the night (46%), having difficulty falling asleep (29%), and waking up too early and not being able to get back to sleep (30%). Also, sleepy Americans are creating a major public safety problem — drowsy driving More than one-half of adults (54%) reported that they have driven at least once while drowsy in the past year, with almost a third (28%) reporting that they do so at least once per month, and 28% have nodded off or fallen asleep while driving. Of those who have driven drowsy, 38% use a sleep aid at least a few night per week.

Although benzodiazepines have been the gold standard in treatment for sleep disorders for decades, issues with drug misuse and dependency are common and concerning. Other current treatments for insomnia include non-benzodiazepine GABA-A receptor agonists, which include Ambien, both immediate release and controlled-release tablets, Sonata, and Lunesta, which have less abuse potential and side effects than classical benzodiazepines and can be used for longer term treatment. Patients and physicians surveyed suggest that current oral forms of these leading insomnia medications can take from 30-60 minutes to work, while promotions for insomnia medications cite 20-30 minutes. Compounds with a longer half-life that keep patients asleep longer, or those that are dosed in the middle of the night are also those that have residual side effects that can cause a “hangover” feeling the next day.

We believe the opportunity in insomnia is achieving a balance in treating patients so they can fall asleep quickly, whether at bedtime or in the middle of the night, while enabling them to function well the next day without a groggy feeling that can impact driving, employment and leisure activities. We believe there is a potentially significant clinical need for rapid and predictable onset of sleep in patients with insomnia, coupled with a predictable duration of sleep and rapid, clear awakening that can be satisfied with AZ-007.

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

The most common side effects, reported by at least 10% of the patients in any treatment group, were dizziness and somnolence. These side effects were generally mild to moderate in severity. These data indicated a rapid onset of effect, apparently directly related to the IV-like pharmacokinetics, and showed that AZ-007 was generally safe and well tolerated in this population of healthy volunteers

Preclinical Studies

Zaleplon, the active pharmaceutical ingredient in AZ-007, has been approved for marketing in oral form. There are publicly available safety pharmacology, systemic toxicology, carcinogenicity and reproductive toxicology data we will be able to use for our regulatory filings. Therefore, our preclinical development testing is primarily focused on assessing the local tolerability of inhaled zaleplon. Our two preclinical inhalation toxicology studies with zaleplon have indicated that it was generally well tolerated.

MIGRAINE HEADACHE PROGRAM: AZ-001 (Staccato prochlorperazine) and AZ-104 (Staccato loxapine, low-dose)

We are developing AZ-001 (Staccato prochlorperazine) and AZ-104 (Staccato loxapine, low-dose) for the treatment of acute migraine headaches. Although there are numerous products available for the treatment of migraines, including simple analgesics such as aspirin and acetaminophen, and nonsteroidal anti-inflammatory drugs such as ibuprofen and naproxen, the prescription market is dominated by a class of orally administered medications commonly known as triptans.

Market Opportunity

According to the National Headache Foundation, approximately 13 million people in the United States have been diagnosed with migraine headaches that occur often, usually one to four times per month and are treated with prescription medications some of which can be addicting. According to a survey conducted by the National Headache Foundation in 2007, 82% of migraine respondents have taken more than one prescription medication for their migraines, and the average number of medications a patient has taken for migraines is four, which we believe speaks to the need for more medication options that work for patients.

Of the estimated 29.5 million migraine sufferers, including diagnosed and undiagnosed sufferers, there are at least two groups of potential patients for whom we believe AZ-001 or AZ-104 could be effective and safe in comparison to triptans. Many migraine sufferers who do take triptans have an insufficient therapeutic response to these medications. In addition, according to the warning labels on triptans, patients with hypertension or high cholesterol, or who smoke cigarettes, are contraindicated for and should not take these medications due to potential cardiovascular and cerebrovascular health risks.

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

Clinical Studies

In December 2007, we completed enrollment of a thorough QT clinical trial, in which two doses of AZ-001 (5 and 10 mg) were compared to active control and to placebo. The purpose of a thorough QT study is to determine a drug’s effect on cardiac rhythms. With approximately 40 subjects per study arm, we found that the active control, moxifloxacin, produced a positive QT/QTc signal that verified the sensitivity of the clinical study. Neither of the doses of AZ-001 produced a QT/QTc prolongation that would suggest an increased risk of cardiac arrhythmia.

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

We believe duration of efficacy is an important consideration in developing migraine therapeutics. A commonly used measure of duration of efficacy is the sustained pain-free response, whereby a patient reports a pain-free score at the 2-hour post-dose time point and remains pain-free for the remainder of the 24 hour study period. The 10 mg and 7.5 mg doses of AZ-001 showed statistically-significant differences in sustained pain-free response, compared to placebo. Sustained pain-free outcomes through 24 hours were observed in 30.1% and 23.1% of patients in the 10 mg and 7.5 mg dose groups, respectively. The placebo group exhibited a sustained pain-free response in 10.2% of patients.

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

Safety Evaluations.  Side effects were recorded throughout the clinical trial study period, and a safety evaluation was made at each patient’s closeout visit. There were no serious adverse events reported during the trial. The most common side effects reported by at least 10% of the patients in any treatment group were taste, throat irritation, cough, and somnolence. These side effects appeared to be dose related, with a lower incidence and severity of the side effects generally seen at the lower doses of AZ-001. These side effects were generally mild to moderate in severity.

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

AZ-104 (Staccato loxapine, low-dose)

The API of AZ-104 is loxapine, a generic drug belonging to the class of drugs known as antipsychotics. Loxapine is currently approved in oral and injectable (intramuscular only) formulations in the United States for the management of the manifestations of schizophrenia.

Development Status

Clinical Trials

We reported initial results of the AZ-104 Phase 2b trial in September 2009. This was an outpatient, multi-center, randomized, double-blind, single administration, placebo-controlled study. The study was designed to evaluate the treatment of a single migraine attack of moderate to severe intensity in each of approximately 360 migraine patients, with or without aura. Two doses of AZ-104 (1.25 mg and 2.5 mg) and placebo were evaluated in the clinical trial. The study enrolled a total of 366 patients: 125 patients in the placebo dose group, 121 patients in the 1.25 mg dose group, and 120 patients in the 2.5 mg dose group. Both AZ-104 dose groups trended towards statistical significance, but the study did not meet its primary endpoint, which was defined as pain-relief at the 2-hour time point, compared to placebo. There were no serious adverse events in the clinical trial, and AZ-104 was generally safe and well tolerated in this patient population.

Patients rated their headache pain using the IHS 4-point rating scale. The primary efficacy endpoint was headache pain relief, which is headache pain rated as mild or none, at 2 hours post-dose. Secondary efficacy endpoints for the clinical trial included various additional measurements of pain relief, as well as effects on nausea, vomiting, phonophobia and photophobia. All results were considered statistically significant at the p < 0.05 level, as compared to placebo, and all analyses were made on an intent-to-treat basis. Safety evaluations were also made throughout the clinical trial period.

AZ-104 was numerically superior to placebo in pain-relief at 2-hours post-dose, but these differences were not statistically significant. Pain relief was observed in 56% of patients receiving the 2.5 mg dose (p=0.11) and 54% of patients receiving the 1.25 mg dose (p=0.12), as compared to 45% of patients receiving placebo.

Another commonly used measure of efficacy in migraine studies is the percentage of patients who are pain-free at 2 hours post-dose. Again, AZ-104 was numerically superior to placebo in this measure, but the differences were not statistically significant. Pain-free responders were 31% of the patients receiving the 2.5 mg dose and 27% of the patients receiving the 1.25 mg dose, as compared to 23% of the patients receiving placebo.

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

Development Status

Clinical Studies

We completed the initial analysis of the top-line results of our Phase 1 clinical trial with AZ-003 in December 2006. The primary aims of the Phase 1 clinical trial were to evaluate the arterial PK and absolute bioavailability for AZ-003 by comparing the AZ-003 profile to that of IV fentanyl, and to examine the pharmacodynamics, tolerability and safety of AZ-003 in opioid-naive healthy subjects. The trial enrolled 50 subjects and was conducted at a single clinical center in two stages. Stage 1 of the protocol was an open-label, crossover comparison of a 25 g dose of AZ-003 by a single inhalation and the same dose of fentanyl administered intravenously over five seconds. Stage 2 of the protocol was a randomized double-blind, placebo-controlled, dose escalation of AZ-003 evaluating cumulative doses of 50 g, 100 g, 150 g and 300 g of fentanyl. A 25 g individual dose of fentanyl was inhaled once in Stage 1, or 2, 4 or 6 times at 4 minute intervals for the first four different cohorts in Stage 2. A fifth cohort in Stage 2 received a 150 g dosing sequence starting at time zero and then a second 150 g dosing sequence starting at 60 minutes after the first dose, for a cumulative dose of 300 g. In addition to comprehensive PK sample collection, pharmacodynamic data were generated using pupillometry, a surrogate measure used to assess the functional activity of opioids.

The AZ-003 PK was substantially equivalent to the IV fentanyl PK, with similar peak plasma concentration, or Cmax, time to maximum plasma concentration, or Tmax, and area under the curve concentration, or AUC. These data suggest very high absolute bioavailability of the inhaled dose. Mean peak arterial plasma concentrations were observed within 30 seconds for both administration routes. In Stage 2 of the clinical trial, ascending doses of AZ-

003 controlled by the Staccato device, exhibited dose-proportionality of fentanyl throughout the dosing range from 50 mcg to 300 mcg, following an AUC analysis. There were no serious adverse events attributable to AZ-003, and the results from the clinical study showed that AZ-003 was generally safe and well tolerated at all doses.

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

Preclinical Studies

Fentanyl is approved for marketing in injectable, transdermal and transmucosal forms. We are able to use publicly available safety pharmacology, systemic toxicology and reproductive toxicology data for our regulatory filings. Therefore, our preclinical development testing was primarily focused on assessing the local tolerability of inhaled fentanyl. Our two preclinical toxicology tests in two animal species with fentanyl have indicated that it was generally well tolerated.

AZ-002 (Staccato alprazolam)

We were developing AZ-002 (Staccato alprazolam) for the acute treatment of panic attacks associated with panic disorder, a condition characterized by the frequent, unpredictable occurrence of panic attacks. The API of AZ-002 is alprazolam, a generic drug belonging to the class of drugs known as benzodiazepines. Alprazolam is currently approved in oral formulations in the United States for use in the management of anxiety disorder, for the short term relief of symptoms of anxiety, for anxiety associated with depression, and for the treatment of panic disorder with or without agoraphobia, or abnormal fear of being in public places. We will continue to explore additional CNS indications for AZ-002 given its safety profile, the successful and reproducible delivery of alprazolam, and the IV-like pharmacological effect demonstrated,

Development Status

Clinical Trials

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

The AZ-002 Phase 2a clinical trial was an in-clinic, randomized, double-blind, placebo-controlled proof-of-concept evaluation of patients with panic disorder. After an open-label pilot phase, 40 patients were enrolled at 3 U.S. clinical centers, with 20 patients receiving 1 mg AZ-002 and 20 patients receiving Staccato placebo. The primary aim of the clinical trial was to assess the safety and efficacy of a single dose of AZ-002 in treating a pharmacologically-induced panic attack. Two primary endpoints were prospectively defined for the study, one to assess the effect of treatment on the occurrence of a doxapram-induced panic attack of sufficient intensity and a second to assess the effect of treatment on the duration of the doxapram-induced panic attack. Data for these two endpoints were based on the Acute Panic Inventory, a commonly used 22-item self-report questionnaire designed to measure panic-like response to biological challenges or other stressful situations. After receiving training and baseline assessments, all patients in the double-blind phase of the study received a Staccato device, randomized to either 1 mg AZ-002 or placebo, and an intravenous administration of doxapram, a respiratory stimulant used to induce a simulated panic attack.

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

Product Candidate Selection

Since 2004, we have identified five drug compounds and have successfully filed six INDs and one NDA for product candidates using our Staccato system. At the end of 2009, in the aggregate, we have dosed more than 2,400 patients and subjects in 22 different clinical trials. In 2009, our primary emphasis was on later stage clinical development of, and seeking regulatory approval for, AZ-004, and not on new product candidate identification. We believe our Staccato system is broadly applicable to a large number of medically important small molecule compounds that could be useful in the treatment of acute and intermittent conditions.

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

In January 2009, we consolidated our operations, with a primary focus on the continued rapid development of AZ-004. As our efforts will focus on the regulatory approval and commercial launch of AZ-004, we do not anticipate moving any new product candidates into the clinic in 2010.

Our Strategy

We intend to develop an extensive portfolio of products. Key elements of our strategy include:

•	Focus on Acute and Intermittent Conditions. We focus our development and commercialization efforts on product candidates based on our Staccato system that are intended to address important unmet medical and patient needs in the treatment of acute and intermittent conditions in which rapid onset, ease of use, noninvasive administration and, in some cases, patient titration of dosage are required.

•	Establish Strategic Partnerships. We intend to strategically partner with pharmaceutical and other companies to provide development funding or to address markets that may require a larger sales force, greater marketing resources or specific expertise to maximize the value of some product candidates. We also intend to seek international distribution partners for our product candidates. We may also enter into strategic partnerships with other pharmaceutical companies to combine our Staccato system with their proprietary compounds.

•	Retain and Control Product Manufacturing. We own all manufacturing rights to our product candidates. We intend to internally complete the final manufacture and assembly of our product candidates and any future products, potentially enabling greater intellectual property protection and economic return from our future products. We also believe controlling the final manufacture and assembly reduces the risk of supply interruptions and allows more cost effective manufacturing.

Licensing Collaboration

In February 2010, we entered into a collaboration and license agreement, or license agreement, and a manufacture and supply agreement, collectively, the collaboration, with Biovail Laboratories International SRL, or Biovail, for AZ-004 (Staccato® loxapine) for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication of treating agitation in schizophrenia and bipolar disorder patients. The collaboraton contemplates that we will be the exclusive supplier of drug product for clinical and commercial uses and have responsibility for the NDA for AZ-004 for the initial indication of rapid treatment of agitation in patients with schizophrenia or bipolar disorder, as well as responsibility for any additional development and regulatory activities required for use in these two patient populations in the outpatient setting. Biovail will be responsible for commercialization for the initial indication and, if it elects, development and commercialization of additional indications for AZ-004 in the U.S. and Canada.

Under the terms of the license agreement, Biovail paid us an upfront fee of $40 million, and we may be eligible to receive up to an additional $90 million in milestone payments upon achievement of predetermined regulatory, clinical and commercial manufacturing milestones. We may be subject to certain payment obligation to Biovail, up to $5 million, if we do not meet certain other milestones prior to a termination of the license agreement. We are also eligible to receive tiered royalty payments of 10% to 25% on any net sales of AZ-004. We are responsible for conducting and funding all development and regulatory activities associated with AZ-004’s initial indication for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder as well as for its possible use in the outpatient setting in these two patient populations. Our obligation to fund the outpatient development efforts is limited to a specified amount, none of which is expected to be incurred in 2010. Biovail is responsible for certain Phase 4 development commitments and related costs and expenses. For additional indications, we have an obligation regarding certain efforts and related costs and expenses, up to a specified amount, and, if it elects, Biovail is responsible for all other development commitments and related costs and expenses.

Under the terms of the manufacture and supply agreement, we are the exclusive supplier of AZ-004 and have responsibility for the manufacture, packaging, labeling and supply for clinical and commercial uses. Biovail will purchase AZ-004 from us at predetermined transfer prices. The transfer prices depend on the volume of AZ-004 purchases, subject to certain adjustments.

Either party may terminate the collaboration for the other party’s uncured material breach or bankruptcy. In addition, Biovail has the right to terminate the collaboration (a) upon 90 days written notice for convenience; (b) upon 90 days written notice if FDA does not approve the AZ-004 NDA for the initial indication for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder; (c) immediately upon written notice for safety reasons or withdrawal of marketing approval; (d) upon 90 days written notice upon certain recalls of the product; or (e) immediately upon written notice within 60 days of termination of the supply agreement under certain circumstances. The supply agreement automatically terminates upon the termination of the license agreement.

Research and Development

Research and development expenditures made to advance our product candidates and other research efforts during the last three years ended December 31, 2009, were as follows (in thousands):

	Year Ended December 31,
Preclinical and Clinical Development:	2009	2008	2007

AZ-004/104	$30,084	$26,789	$15,524
AZ-003	1,631	17,070	1,474
AZ-001	—	1,151	8,163
AZ-002	181	1,898	3,795
AZ-007	—	1,773	8,214

Total preclinical and clinical development	31,896	48,681	37,170
Research	7,882	12,884	8,475

Total research and development	$39,778	$61,565	$45,645

Manufacturing

We manufacture our product candidates with components supplied by vendors. We believe that manufacturing our product candidates will potentially enable greater intellectual property protection and economies of scale and decrease the risk of supply interruptions.

After inspection and qualification, we assemble the components of our product candidates and coat the exterior of the metal substrate with a thin film of API. We then place the plastic airway around the assembly and package a completed device in a pharmaceutical-grade foil pouch. The controller for our multiple dose delivery design includes the battery power source for heating the individual metal substrates, a microprocessor that directs the electric current to the appropriate metal substrate at the appropriate time, and an icon-based liquid crystal display that shows pertinent information to the user, for example, the number of doses remaining in the dose cartridge and the controller status. We may need to develop modified versions of our devices for future product candidates.

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

We outsource the production of the components of our product candidates, including the printed circuit boards, the molded plastic airways and the heat packages used in the single dose version of our Staccato system device. We currently use single source suppliers for these components, as well as for the API used in each of our product candidates. We do not carry a significant inventory of these components, and establishing additional or replacement suppliers for any of these components may not be accomplished quickly, or at all, and could cause significant additional expense. Any supply interruption from our vendors would limit our ability to manufacture our product candidates and could delay clinical trials for, and regulatory approval of, our product candidates.

In 2007, we completed a current good manufacturing practices, or cGMP, compliant pilot manufacturing facility located in Mountain View, California. In November 2007, we received a pharmaceutical manufacturing license from the California State Food and Drug Branch for this facility. We believe this pilot manufacturing facility will have sufficient capacity to manufacture materials for toxicology studies and clinical trial materials for future clinical trials. We also believe that this facility will be sufficient to manufacture early commercial-scale batches of our products. In January 2009, we renewed our pharmaceutical manufacturing license from the California State Food and Drug Branch for our Mountain View facility. This new license is valid until January 31, 2011.

Under the terms of the manufacture and supply agreement, we are the exclusive supplier of AZ-004 and have responsibility for the manufacture, packaging, labeling and supply for clinical and commercial uses. Biovail will purchase AZ-004 from us at predetermined transfer prices. The transfer prices depend on the volume of AZ-004 purchases, subject to certain adjustments.

Either party may terminate the collaboration for the other party’s uncured material breach or bankruptcy. In addition, Biovail has the right to terminate the collaboration (a) upon 90 days written notice for convenience; (b) upon 90 days written notice if FDA does not approve the AZ-004 NDA for the initial indication for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder; (c) immediately upon written notice for safety reasons or withdrawal of marketing approval; (d) upon 90 days written notice upon certain recalls of the product; or (e) immediately upon written notice within 60 days of termination of the supply agreement under certain circumstances. The supply agreement automatically terminates upon the termination of the license agreement.

Autoliv ASP, Inc.

On November 2, 2007, we entered into a manufacturing and supply agreement, or the supply agreement, with Autoliv relating to the commercial supply of chemical heat packages that can be incorporated into our single dose Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement executed in October 2005. Under the terms of the supply agreement, Autoliv will develop a manufacturing line capable of producing 10 million chemical heat packages a year. We have an obligation to pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the FDA of an NDA filed by us. If either party terminates the supply agreement, we will be required to reimburse Autoliv for certain expenses related to the equipment and tooling used in the production and testing of the chemical heat packages up to $12 million. Upon either payment Autoliv will be required to transfer possession and ownership of such equipment and tooling to us.

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

Product Commercialization

We have licensed all U.S. and Canadian commercialization rights to Biovail for AZ-004, excluding the treatment of migraine. Biovail paid us an upfront fee and will pay potential additional milestone payments upon achievement of predetermined regulatory and clinical milestones and will pay us royalties on net sales of AZ-004. We have responsibility for the manufacture, packaging, labeling and supply of AZ-004 to Biovail, and Biovail will purchase AZ-004 from us at predetermined transfer prices. Eventually, we may build a United States specialty sales force to commercialize any of our other product candidates that are approved and are intended for the specialty pharmaceutical type markets. We plan to enter into strategic partnerships with other companies to commercialize products that are intended for other markets in the United States and for all of our product candidates in geographic territories outside the United States.

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

Clinical trials typically are conducted in three sequential phases prior to approval, but the phases may overlap. A fourth, or post-approval, phase may include additional clinical studies. These phases generally include the following:

•	Phase 1. Phase 1 clinical trials involve the initial introduction of the drug into human subjects, frequently healthy volunteers. These studies are designed to determine the metabolism and pharmacologic actions of the drug in humans, the adverse effects associated with increasing doses and, if possible, to gain early evidence of effectiveness. In Phase 1 clinical trials, the drug is usually tested for safety, including adverse effects, dosage tolerance, absorption, distribution, metabolism, excretion and pharmacodynamics.

•	Phase 2. Phase 2 clinical trials usually involve studies in a limited patient population to (1) evaluate the efficacy of the drug for specific, targeted indications; (2) determine dosage tolerance and optimal dosage; and (3) identify possible adverse effects and safety risks. Although there are no statutory or regulatory definitions for Phase 2a and Phase 2b, Phase 2a is commonly used to describe a Phase 2 clinical trial evaluating efficacy, adverse effects and safety risks and Phase 2b is commonly used to describe a subsequent Phase 2 clinical trial that also evaluates dosage tolerance and optimal dosage.

•	Phase 3. If a compound is found to be potentially effective and to have an acceptable safety profile in Phase 2 clinical trials, the clinical trial program will be expanded to further demonstrate clinical efficacy, optimal dosage and safety within an expanded patient population at geographically dispersed clinical trial sites. Phase 3 clinical trials usually include several hundred to several thousand patients.

•	Phase 4. Phase 4 clinical trials are studies required of, or agreed to by, a sponsor that are conducted after the FDA has approved a product for marketing. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of drugs approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement. These clinical trials are often referred to as Phase 3/4 post-approval clinical trials. Failure to promptly conduct Phase 4 clinical trials could result in withdrawal of approval for products approved under accelerated approval regulations.

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

In our AZ-004 NDA submission and future submissions for our other product candidates, we intend to follow the development pathway permitted under the FDCA that we believe will maximize the commercial opportunities for these product candidates. We are currently pursuing the Section 505(b)(2) application route for our product candidates. As such, we have and intend to continue to engage in discussions with the FDA to determine which, if any, portions of our development program can be modified, based on previous FDA findings of a drug’s safety and effectiveness.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured, whether ours or our third party manufacturers’, and will not approve the product unless the manufacturing facility complies with cGMP. The FDA reviews all NDA’s submitted before it accepts them for filing and may request additional information rather than accept an NDA for filing. Once the NDA submission has been accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 10 months in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. The FDA does not always meet the PDUFA goal dates for standard and priority NDA’s. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA approval of any NDA submitted by us will be at a time the FDA chooses. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated

uses for which such product may be marketed. Once approved, the FDA may withdraw the product approval if compliance with pre-and post-marketing regulatory requirements and conditions of approvals are not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 clinical trials, to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies.

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

As of February 1, 2010, we held 192 issued and allowed U.S. and international patents. Most of our patents are directed to compositions for delivery of an aerosol comprising drugs other than our lead product candidates described below, and cover the process for producing these aerosols using the Staccato system. As of that date, we held 29 additional pending patent applications in the United States. We also hold 59 pending corresponding foreign patent applications or Patent Cooperation Treaty applications that will permit us to pursue additional patents outside of the United States. The claims in these various patents and patent applications are directed to various aspects of our drug delivery devices and their components, methods of using our devices, drug containing aerosol compositions and methods of making and using such compositions.

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

•	develop products that are superior to other products in the market;

•	attract and retain qualified scientific, product development, manufacturing, and commercial personnel;

•	obtain patent and/or other proprietary protection covering our future products and technologies;

•	obtain required regulatory approvals; and

•	successfully collaborate with pharmaceutical and biotechnology companies in the development and commercialization of new products.

We expect any future products we develop to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects experienced and convenience of treatment procedures. One or more of our competitors may develop products based upon the principles underlying our proprietary technologies earlier than we do, obtain approvals for such products from the FDA more rapidly than we do or develop alternative products or therapies that are safer, more effective and/or more cost effective than any future products developed by us. In addition, our ability to compete may be affected if insurers and other third-party payors encourage the use of generic products through other routes of administration.

Any future products developed by us would compete with a number of alternative drugs and therapies, including the following:

•	AZ-004 would compete with the injectable form of loxapine and other antipsychotic drugs;

•	AZ-007 would compete with non-benzodiazepine GABA-A receptor agonists;

•	AZ-001 and AZ-104 would compete with available triptan drugs and IV prochlorperazine;

•	AZ-003 would compete with injectable and other forms of fentanyl and various generic oxycodone, hydrocodone and morphine products; and

•	AZ-002 would compete with the oral tablet form of alprazolam and other benzodiazepines.

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

Employees

As of February 8, 2010, we had 90 full time employees, 15 of whom held Ph.D. or M.D. degrees and 64 of whom were engaged in full time research and development activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $56.1 million, $77.0 million, $55.9 million and $309.7 million for the years ended December 31, 2009, 2008 and 2007, and the period from December 19, 2000 (inception) to December 31, 2009, respectively. As of December 31, 2009, we had a deficit accumulated during development stage of $264.6 million and a stockholders’ deficit of $7.1 million. We expect our expenses to decrease in 2010 compared to 2009 due to lower expected clinical expenses with respect to our lead development program. We expect to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, capital lease and equipment financing, collaboration and licensing agreements, and government grants. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Revenues from strategic partnerships are uncertain because we may not enter into any additional strategic partnerships. We began to recognize revenues from our partnership with Endo Pharmaceuticals, Inc. in the third quarter of 2008, and we recognized approximately $9.5 million in revenue in the three months ended March 31, 2009 as a result of termination of the Endo license agreement in January 2009. If we are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We are a development stage company. Our success depends substantially on our lead product candidates. If we do not develop commercially successful products, we may be forced to cease operations.

You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not completed clinical development for any of our product candidates. We filed our NDA for AZ-004 in December 2009 and each of our other product candidates is at an earlier stage of development. Each of our product candidates will be unsuccessful if it:

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

We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities, and our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings;

•	the cost and timing of developing manufacturing capacity;

•	the cost and timing of developing sales and marketing capabilities prior to receipt of any regulatory approval of our product candidates;

•	revenues received from any existing or future products;

•	payments received under any future strategic partnerships;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with commercializing our product candidates, if they receive regulatory approval.

We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from option exercises, purchases of common stock pursuant to our Employee Stock Purchase Plan, and the proceeds from our agreement with Biovail, we will be able to maintain our currently planned operations through the first quarter of 2011 and will extend into 2012 if we achieve the eligible milestones under the Biovail agreement during the coming 12 months. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	expenditures related to continued preclinical and clinical development of our product candidates during this period within budgeted levels;

•	achievement of the milestone payments pursuant to our license agreement with Biovail;

•	no unexpected costs related to the development of our manufacturing capability; and

•	no growth in the number of our employees during this period.

We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic partnerships or licensing arrangements, as well as interest income earned on cash and marketable securities balances and proceeds from stock option exercises and purchases under our Employee Stock Purchase Plan. Any financing transaction may contain unfavorable terms. As a result of the late filing of a current report on Form 8-K in the first quarter of 2009, we are currently ineligible to use Form S-3 to register securities for sale by us or for resale by other security holders until we have timely filed all required reports under the Securities Exchange Act of 1934 until at least April 2010. In the meantime, for capital raising transactions, we must use Form S-1 to register securities with the SEC, or issue such securities in a private placement, which could increase the costs and adversely impact our ability to raise capital in a timely manner during this period. If we raise additional funds by issuing equity securities, our stockholders’ equity will be diluted. If we raise additional funds through strategic partnerships, we may be required to relinquish rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us.

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. The FDA accepted our NDA in February 2010 with a PDUFA goal date of October 11, 2010.

The FDA is conducting an in-depth review of the submission to determine whether to approve AZ-004 for commercial marketing for the indications we have proposed. If the FDA is not satisfied with the information we provide, the agency may refuse to approve our NDA or may require us to perform additional studies or provide other information in order to secure approval. The FDA may delay, limit or refuse to approve our NDA for many reasons, including:

•	the information we submit may be insufficient to demonstrate that AZ-004 is safe and effective;

•	the FDA might not approve the processes or facilities that will be used for the commercial manufacture of AZ-004; or

•	the FDA’s interpretation of the nonclinical, clinical or manufacturing data we provided in our NDA may differ from our own interpretation of such data.

If the FDA determines that the clinical trials of AZ-004 that were submitted in support of our NDA were not conducted in full compliance with the applicable protocols for these studies, as well as with applicable regulations and standards, or if the agency does not agree with our interpretation of the results of such studies, the FDA may reject the data that resulted from such studies. The rejection of data from clinical trials required to support our NDA for AZ-004 could negatively impact our ability to obtain marketing authorization for this product candidate and would have a material adverse effect on our business and financial condition.

In addition, our NDA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval during the review period. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) under the Federal Food, Drug and Cosmetic Act, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b)(2) are successful, the agency may be required to change its interpretation, which could delay or prevent the approval of our NDA for AZ-004.

Under goals set in accordance with the Prescription Drug User Fee Act of 1992, as amended, or PDUFA, the FDA reviews most NDAs within 10 months of submission. The review process may be formally extended by three months or longer if the FDA requires additional time to review any additional information that the agency requests or that we elect to provide. If we are unable to timely respond to the FDA’s requests for additional information in the course of its review of the NDA for AZ-004, the approval of the NDA would be delayed. In addition, other companies have announced that the FDA has notified them that their scheduled review dates were delayed due to the FDA’s internal resource constraints. There can be no assurance that the FDA will not impose such delays on the continuing review of our NDA for AZ-004, and any failure or significant delay in obtaining the required approval would have a material adverse effect on our business and financial condition.

Unstable market conditions may have serious adverse consequences on our business.

The recent economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from option exercises, purchases of common stock pursuant to our Employee Stock Purchase Plan, and the proceeds from our agreement with Biovail, we will be able to maintain our currently planned operations through the first quarter of 2011 and will extend into 2012 if we achieve the eligible milestones under the Biovail agreement during the coming 12 months, we may obtain additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. There is a risk that one or more of our current component manufacturers and partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

Unless our preclinical studies demonstrate the safety of our product candidates, we will not be able to commercialize our product candidates.

To obtain regulatory approval to market and sell any of our product candidates, we must satisfy the FDA and other regulatory authorities abroad, through extensive preclinical studies, that our product candidates are safe. Our Staccato system creates condensation aerosol from drug compounds, and there currently are no approved products that use a similar method of drug delivery. Companies developing other inhalation products have not defined or successfully completed the types of preclinical studies we believe will be required for submission to regulatory authorities as we seek approval to conduct our clinical trials. We may not have conducted or may not conduct in the future the types of preclinical testing ultimately required by regulatory authorities, or future preclinical tests may indicate that our product candidates are not safe for use in humans. Preclinical testing is expensive, can take many years and have an uncertain outcome. In addition, success in initial preclinical testing does not ensure that later preclinical testing will be successful. We may experience numerous unforeseen events during, or as a result of, the preclinical testing process, which could delay or prevent our ability to develop or commercialize our product candidates, including:

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

We have not completed all the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates other than what we believe to be adequate clinical trials to support the marketing approval for AZ-004 in the United States. Future clinical trials may be delayed or terminated as a result of many factors, including:

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

Continuing development of our single dose version device may delay regulatory submissions and marketing approval for AZ-004

A majority of our clinical studies to date for our product candidates, other than AZ-003, have been completed using a version of our single dose Staccato device we refer to as the chemical single dose, or CSD, device. We are developing a version of the CSD that is intended to cost less to manufacture and is more scalable than the current version of CSD. We refer to the newer version of this single dose device as the commercial production device, or CPD, version. The CPD incorporates the same basic chemical heat package and electronics as the CSD. The four NDA-supporting studies completed during 2009 were conducted with the CPD. Additionally, we have conducted a device comparability/bioequivalence study in normal volunteers using the CSD and the CPD versions of the device to determine if the drug dose dispensed by the two devices is comparable and/or bioequivalent. If the FDA determines that the results of this study and the available analytical and other in vitro data from these devices do not support the comparability and/or bioequivalency of the two devices, or if the FDA or foreign regulatory authorities determine the CPD is unacceptable for any other reason, we may be required to conduct additional clinical research for AZ-004 with the CPD version of the device. Conducting any additional clinical trials could delay any potential marketing approval in the United States.

If our product candidates do not meet safety and efficacy endpoints in clinical trials, they will not receive regulatory approval, and we will be unable to market them.

We have filed an NDA for AZ-004, however we have not yet received regulatory approval from the FDA or any foreign regulatory authority to market AZ-004, and our other product candidates are in preclinical and clinical development. The clinical development and regulatory approval process is extremely expensive and takes many years. The timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our current or future product candidates, we will be unable to market and sell them and therefore we may never be profitable.

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

The design of our clinical trials is based on many assumptions about the expected effect of our product candidates, and if those assumptions prove incorrect, the clinical trials may not produce statistically significant results. Our Staccato system is not similar to other approved drug delivery methods, and there is no precedent for the application of detailed regulatory requirements to our product candidates. We cannot assure you that the design of, or data collected from, the clinical trials of our product candidates will be sufficient to support the FDA and foreign regulatory approvals.

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

We outsource the manufacturing of the components of our Staccato system, including the printed circuit boards, the plastic airways, and the chemical heat packages to be used in our commercial single dose device. We have no experience in the manufacturing of components, other than our current chemical heat packages, and we currently lack the resources and the capability to manufacture them, on either a clinical or commercial scale. As a result, we rely on third parties to supply these components. We expect to continue to depend on third parties to supply these components for our current product candidates and any devices based on the Staccato system we develop in the foreseeable future.

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

In addition, the heat packages used in the single dose version of our Staccato system are manufactured using certain energetic, or highly combustible, materials that are used to generate the rapid heating necessary for vaporizing the drug compound while avoiding degradation. Manufacture of products containing these types of materials is regulated by the U.S. government. We have entered into a supply agreement with Autoliv for the manufacture of the heat packages in the commercial design of our single dose version of our Staccato system. If Autoliv is unable to manufacture the heat packages to our specifications, or does not carry out its contractual obligations to supply our heat packages to us, our clinical trials or commercialization efforts may be delayed, suspended or terminated while we seek additional suitable manufacturers of our heat packages, which may prevent us from commercializing our product candidates that utilize the single dose version of the Staccato system.

If we do not establish additional strategic partnerships, we will have to undertake development and commercialization efforts on our own, which would be costly and delay our ability to commercialize any future products.

A key element of our business strategy is our intent to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates. In December 2006, we entered into such a development relationship with Symphony Allegro, and in December 2007 we entered into a strategic relationship with Endo Pharmaceuticals, Inc. for the development of AZ-003. In January 2009, we mutually agreed with Endo to terminate our agreement. In June 2009, we amended the terms of our option agreement with Symphony Allegro, resulting in our acquisition of Symphony Allegro and the termination of the agreement in August 2009. In February 2010, we entered into a collaboration with Biovail for the commercialization of AZ-004 in the U.S. and Canada. We intend to enter into additional strategic partnerships with third parties to develop and commercialize our product candidates. To date, other than Symphony Allegro, Endo and Biovail, we have not entered into any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate additional strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate additional strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

If we enter into additional strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.

Due to our relationship with Biovail we are, and for any other strategic partnerships or collaborations with pharmaceutical or biotechnology companies we may establish, subject to a number of risks including:

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

We face competition from established as well as emerging pharmaceutical and biotechnology companies, academic institutions, government agencies and private and public research institutions. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any future products that we may develop and commercialize. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair our ability to commercialize our product candidates.

We anticipate that, if approved, AZ-004 would compete with the available intramuscular, or IM, injectable form and oral forms of loxapine and other forms, such as IM, oral tablets, or oral solutions of available antipsychotic drugs for the treatment of agitation.

We anticipate that, if approved, AZ-007 would compete with non-benzodiazepine GABA-A receptor agonists. We are also aware of more than 10 generic versions of zolpidem oral tablets and one version of zaleplon that has received a Complete Response letter from the FDA, as well as at least five insomnia products that are under review by the FDA. Additionally, we are aware of three products in Phase 3 development for the treatment of insomnia.

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

If we are unable to establish sales and marketing capabilities or enter into additional agreements with third parties to market and sell our product candidates, we may be unable to generate significant product revenue.

We have entered into an agreement to grant Biovail the rights to sell, market, and distribute AZ-004 in the U.S. and Canada. We do not have a sales organization and have no experience in the sales and distribution of pharmaceutical products. There are risks involved with establishing our own sales capabilities and increasing our marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time consuming and could delay any product launch. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues are likely to be lower than if we market and sell any products that we develop ourselves.

We may establish our own specialty sales force and/or engage additional pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution systems to sell, market and distribute any future products. We may not be able to establish a specialty sales force or establish sales and distribution relationships on acceptable terms. Factors that may inhibit our efforts to commercialize any future products without strategic partners or licensees include:

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

Because the establishment of sales and marketing capabilities depends on the progress towards commercialization of our product candidates and because of the numerous risks and uncertainties involved with establishing our own sales and marketing capabilities, we are unable to predict when, if ever, we will establish our own sales and marketing capabilities. If we are not able to partner with additional third parties and are unsuccessful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing our product candidates, which would adversely affect our business and financial condition.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates in clinical trials and will face an even greater risk if we commercialize any products. We may be held liable if any product we develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, liability claims may result in decreased demand for any product candidates or products that we may develop, injury to our reputation, withdrawal of clinical trials, costs to defend litigation, substantial monetary awards to clinical trial participants or patients, loss of revenue and the inability to commercialize any products that we develop. We have product liability insurance that covers our clinical trials up to a $10 million aggregate annual limit. We intend to expand product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for AZ-004 or any other products that we may develop. However, this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or delay the commercialization of our product candidates. If we are sued for any injury caused by any future products, our liability could exceed our total assets.

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

Certain of our suppliers are working with these types of hazardous and energetic materials in connection with our component manufacturing agreements. In the event of a lawsuit or investigation, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these hazardous and energetic materials. Further, under certain circumstances, we have agreed to indemnify our suppliers against damages and other liabilities arising out of development activities or products produced in connection with these agreements.

We will need to implement additional finance and accounting systems, procedures and controls in the future as we grow and to satisfy new reporting requirements.

The laws and regulations affecting public companies, including the current provisions of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and rules enacted and proposed by the SEC and by the Nasdaq Global Market, will result in increased costs to us as we continue to undertake efforts to comply with rules and respond to the requirements applicable to public companies. The rules make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage as compared to the polices previously available to public companies. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

Our common stock price has experienced large fluctuations. In addition, the trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to revenue ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:

•	actual or anticipated regulatory approvals or disapprovals of our product candidates or competing products;

•	actual or anticipated results and timing of our clinical trials;

•	changes in laws or regulations applicable to our product candidates;

•	changes in the expected or actual timing of our development programs, including delays or cancellations of clinical trials for our product candidates;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	sales results for AZ-004, if it is approved for marketing;

•	conditions or trends in the life science and biotechnology industries;

•	changes in the market valuations of other life science or biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	sales of our common stock (or other securities) by us; and

•	sales and distributions of our common stock by our stockholders.

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

We lease two buildings with an aggregate of 106,894 square feet of manufacturing, office, and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. We currently occupy 87,560 square feet of these facilities and sublease the remaining 19,334 square feet. On March 1, 2010, we initiated a second sublease for an additional 20,956 square feet reducing the space we occupy to 66,604 square feet. The lease for both facilities expires on March 31, 2018, and we have two options to extend the lease for five years each. Our sublease agreements expire on April 30, 2010 with regards to 19,334 square feet and on February 28, 2014 with regards to 20,956 square feet. We believe that the Mountain View facilities are sufficient for our office, manufacturing and laboratory needs for at least the next three years.

Item 3.	Legal Proceedings

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5A.	Quarterly Stock Price Information and Registered Shareholders

Our common stock trades on the NASDAQ Global Market under the symbol “ALXA.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock.

2009	High	Low

First Quarter	$3.40	$1.40
Second Quarter	3.25	1.50
Third Quarter	3.01	1.90
Fourth Quarter	2.55	1.93

2008	High	Low

First Quarter	$8.16	$5.76
Second Quarter	7.55	3.75
Third Quarter	6.20	3.85
Fourth Quarter	4.91	1.16

As of December 31, 2009, there were 201 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception, and we do not anticipate paying any in the foreseeable future.

Item 5B.	Use of Proceeds from the Sale of Registered Securities

None

Item 5C.	Treasury Stock

None

Item 6.	Selected Financial Data

The data set forth below has been modified to reflect our adoption of Accounting Standards Codification topic No. 810 regarding noncontrolling interests and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included elsewhere herein.

						Period from
						December 19,
						2000
						(Inception) to
	Year Ended December 31,					December 31,
	2009	2008	2007	2006	2005	2009
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue	$9,514	$486	$—	$1,028	$2,230	$16,945
Operating expenses:
Research and development(1)	39,778	61,565	45,645	36,494	26,235	244,461
General and administrative(1)	15,406	17,641	14,888	9,969	9,654	78,110
Restructuring charges(1)	2,037	—	—	—	—	2,037
Acquired in-process research and development	—	—	—	—	—	3,916

Total operating expenses(1)	57,221	79,206	60,533	46,463	35,889	328,524

Loss from operations	(47,707)	(78,720)	(60,533)	(45,435)	(33,659)	(311,579)
Loss on change in fair value of contingent consideration liability	(7,983)	—	—	—	—	(7,983)
Interest income/(expense) and other income/(expense), net	(375)	1,679	4,623	1,909	1,257	9,850

Net loss	(56,065)	(77,041)	(55,910)	(43,526)	(32,402)	(309,712)
Consideration paid in excess of carrying value of the noncontrolling interest in Symphony Allegro, Inc.	(61,566)	—	—	—	—	(61,566)
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	13,987	18,591	10,791	1,720	—	45,089

Net loss attributable to Alexza common stockholders	$(103,644)	$(58,450)	$(45,119)	$(41,806)	$(32,402)	$(326,189)

Basic and diluted net loss per share attributable to Alexza common stockholders	$(2.68)	$(1.81)	$(1.58)	$(2.13)	$(18.98)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	38,609	32,297	28,605	19,584	1,707

(1)	Includes stock-based compensation as follows:

						Period from
						December 19,
						2000
						(Inception) to
	Year Ended December 31,					December 31,
	2009	2008	2007	2006	2005	2009
	(In thousands)

Research and development	$3,443	$2,926	$1,885	$1,770	$167	$10,295
General and administrative	3,025	2,520	1,531	447	874	8,397
Restructuring expenses	56	—	—	—	—	56

Total	$6,524	$5,446	$3,416	$2,217	$1,041	$18,748

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$19,916	$37,556	$69,391	$42,623	$38,369
Investments held by Symphony Allegro, Inc.	—	21,318	39,449	49,956	—
Working capital	(3,830)	42,771	106,092	79,649	30,760
Total assets	46,174	84,635	149,125	105,766	47,405
Noncurrent portion of equipment financing obligations	—	2,515	6,317	5,865	5,155
Convertible preferred stock	—	—	—	—	107,194
Deficit accumulated during development stage	(264,623)	(222,545)	(164,095)	(118,976)	(77,170)
Total stockholders’ (deficit) equity	(7,126)	39,054	99,943	84,517	(74,385)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a pharmaceutical company focused on the research, development, and commercialization of novel proprietary products for the acute treatment of central nervous system, or CNS, conditions. All of our product candidates are based on our proprietary technology, the Staccato system. The Staccato system vaporizes an excipient-free drug to form a condensation aerosol that, when inhaled, allows for rapid systemic drug delivery. Because of the particle size of the aerosol, the drug is quickly absorbed through the deep lung into the bloodstream, providing speed of therapeutic onset that is comparable to intravenous, or IV, administration but with greater ease, patient comfort and convenience. In December 2009, we submitted our first New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for our lead product candidate, AZ-004. In February 2010, we licensed the U.S. and Canadian commercialization rights to AZ-004 to Biovail Laboratories International SRL. We plan to seek additional commercial partners for AZ-004 outside of the U.S. and Canada.

We have five other product candidates in various stages of clinical development, ranging from Phase 1 through late-stage Phase 2. In January 2009 we reduced, and in some cases suspended, the development of these product candidates in order to concentrate our efforts on the clinical, regulatory, manufacturing and commercial development of our lead product candidate. During the first half of 2010, we expect to conduct a review of our product candidate portfolio. In the second half of 2010, we plan to advance the development of at least one of these product candidates. We are seeking partners to support continued development of these product candidates, but may develop one or more of these product candidates without partner support.

Our clinical-stage product candidates are:

•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder. In December 2009, we submitted our NDA to the FDA. In February 2010, the FDA accepted our filing and provided us a Prescription Drug User Fee Act (PDUFA) goal date of October 11, 2010. We believe that the data generated from our clinical and non-clinical studies (and contained within our NDA submission) adequately demonstrate the efficacy and safety of AZ-004 for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder.

In February 2010, we entered into a collaboration and license agreement, or license agreement, and a manufacture and supply agreement, collectively, the collaboration, with Biovail Laboratories International SRL, or Biovail, for AZ-004 (Staccato® loxapine) for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication of treating agitation in schizophrenia and bipolar disorder patients. The collaboration contemplates that we will be the exclusive supplier of drug product for clinical and commercial uses and have responsibility for the NDA for AZ-004 for the initial indication of rapid treatment of agitation in patients with schizophrenia or bipolar disorder, as well as responsibility for any additional development and regulatory activities required for use in these two patient populations in the outpatient setting. Biovail will be responsible for commercialization for the initial indication and, if it elects, development and commercialization of additional indications for AZ-004 in the U.S. and Canada.

Under the terms of the license agreement, Biovail paid us an upfront fee of $40 million, and we may be eligible to receive up to an additional $90 million in milestone payments upon achievement of predetermined regulatory, clinical and commercial manufacturing milestones. We may be subject to certain payment obligation to Biovail, up to $5 million, if we do not meet certain other milestones prior to a termination of the license agreement. We are also eligible to receive tiered royalty payments of 10% to 25% on any net sales of AZ-004. We are responsible for conducting and funding all development and regulatory activities associated with AZ-004’s initial indication for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder as well as for its possible use in the outpatient setting in these two patient populations. Our obligation to fund the outpatient development efforts is limited to a specified amount, none of which is expected to be incurred in 2010. Biovail is responsible for certain Phase 4 development commitments and related costs and expenses. For additional indications, we have an obligation regarding certain efforts and related costs and expenses, up to a specified amount, and, if it elects, Biovail is responsible for all other development commitments and related costs and expenses.

Under the terms of the manufacture and supply agreement, we are the exclusive supplier of AZ-004 and have responsibility for the manufacture, packaging, labeling and supply for clinical and commercial uses. Biovail will purchase AZ-004 from us at predetermined transfer prices. The transfer prices depend on the volume of AZ-004 purchases, subject to certain adjustments.

Either party may terminate the collaboration for the other party’s uncured material breach or bankruptcy. In addition, Biovail has the right to terminate the collaboration (a) upon 90 days written notice for convenience; (b) upon 90 days written notice if FDA does not approve the AZ-004 NDA for the initial indication for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder; (c) immediately upon written notice for safety reasons or withdrawal of marketing approval; (d) upon 90 days written notice upon certain recalls of the product; or (e) immediately upon written notice within 60 days of termination of the supply agreement under certain circumstances. The supply agreement automatically terminates upon the termination of the license agreement.

•	AZ-007 (Staccato zaleplon). We are developing AZ-007 for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. AZ-007 has completed Phase 1 testing. In the Phase 1 study, AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak drug concentration of 1.6 minutes. Pharmacodynamics, measured as sedation assessed on a 100 mm visual-analog scale, showed onset of effect as early as 2 minutes after dosing.

•	AZ-001 (Staccato prochlorperazine). We are developing AZ-001 to treat patients suffering from acute migraine headaches. During the third quarter of 2008, we conducted an end-of-Phase 2 meeting with the FDA. We believe we have a clear understanding of the development requirements for filing an NDA for this product candidate.

•	AZ-104 (Staccato loxapine, low-dose). We are developing AZ-104 to treat patients suffering from acute migraine headaches.

•	AZ-002 (Staccato alprazolam). AZ-002 has completed a Phase 1 clinical trial in healthy subjects and a Phase 2a proof-of-concept clinical trial in panic disorder patients for the treatment of panic attacks, an indication we are not planning to pursue. However, given the safety profile, the successful and reproducible delivery of alprazolam, and the IV-like pharmacological effect demonstrated to date, we are assessing AZ-002 for other possible indications and renewed clinical development.

•	AZ-003 (Staccato fentanyl). We are developing AZ-003 for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes. We have completed and announced positive results from a Phase 1 clinical trial of AZ-003 in opioid-naïve healthy subjects.

In December 2006, we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004/AZ-104, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC and other investors, which we refer to collectively as the Allegro Investors, invested $50 million to form Symphony Allegro, Inc., or Symphony Allegro, to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We retained manufacturing rights to these product candidates. In August 2009, we completed the acquisition of Symphony Allegro through the exercise of an option to acquire all of the outstanding equity of Symphony Allegro, as amended in June 2009. In exchange for all of the outstanding shares of Symphony Allegro, we: (i) issued to the Allegro investors 10 million shares of common stock, (ii) issued to the Allegro investors five-year warrants to purchase 5 million shares of common stock at an exercise price of $2.26 per share and canceled the previously outstanding warrants to purchase 2 million shares of common stock held by the Allegro investors, and (iii) agreed to pay certain percentages of cash payments that may be generated from future partnering transactions for AZ-004, AZ-104 and/or AZ-002, the product candidates that were licensed to Symphony Allegro. In February 2010, we paid Symphony $7.5 million of the total proceeds that were received from Biovail pursuant to the license and supply agreement. In addition, Symphony will be entitled to receive a portion of future milestone and royalty payments we may receive from Biovail pursuant to this agreement.

Other than those licensed to Biovail, we have retained all rights to our product candidates and the Staccato system. We eventually plan to build a United States-based specialty sales force to commercialize our product candidates which are approved for marketing and which are intended for specialty pharmaceutical markets. We plan to enter into strategic partnerships with other companies to commercialize products that are intended for certain markets in the United States and for all of our product candidates in geographic territories outside the United States.

We were incorporated December 19, 2000.  We have funded our operations primarily through the sale of equity securities, capital lease and equipment financings and government grants. We have generated $6.9 million in revenues from inception through December 31, 2009, through United States Small Business Innovation Research grants and drug compound feasibility studies and $10 million from the license and development agreement with Endo. Prior to 2007, we recognized governmental grant revenue and drug compound feasibility revenue, however, we expect no grant revenue or drug compound feasibility screening revenue in 2010. In January 2009, we and Endo mutually terminated the license agreement, at which time we fulfilled our obligations under the agreement, and we recognized the remaining $9.5 million of deferred revenues into revenues in the first quarter of 2009. We do not expect any material product revenue until at least 2011.

On October 5, 2009, we issued a total of 8,107,012 shares of our common stock and warrants to purchase up to an additional 7,296,312 shares of our common stock in a private placement. These securities were sold as units with each unit consisting of one share of common stock and a warrant to purchase 0.9 shares of common stock at a purchase price of $2.4325 per unit. The net proceeds, after deducting the payment of a placement agent fee, and other offering expenses, were approximately $19.0 million. The warrants issued are cash or net exercisable for a period of seven years from October 5, 2009 and have an exercise price of $2.77 per share.

We have incurred significant losses since our inception. As of December 31, 2009, our deficit accumulated during development stage was $264.6 million and total stockholders’ deficit was $7.1 million. We recognized net losses of $56.1 million, $77.0 million, $55.9 million and $309.7 million in 2009, 2008 and 2007, and the period from December 19, 2000 (Inception) to December 31, 2009, respectively. In January 2009, we consolidated our operations to primarily focus our efforts on the continued rapid development of AZ-004. We expect our net losses to continue, however we expect a decreases in operating expenses in 2010 as compared to 2009 due to our decreased clinical activity.

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long term success. If we do not complete development of our product candidates and obtain regulatory approval to market one or more of these product candidates, we may be forced to cease operations. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. Our strategy is to focus our resources on AZ-004. In February 2010, the FDA accepted, for filing, the NDA that we submitted in December 2009 for this product candidate. We have announced that we are seeking partnerships to continue development of our other programs. If in the future we enter into additional partnerships, third parties could have control over preclinical development or clinical trials for some of our product candidates. Accordingly, the progress of such product candidate would not be under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to any future partnerships or how such arrangements would affect our development plans or capital requirements.

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

While our significant accounting policies are more fully described in Note 3 of the notes to consolidated financial statements, we believe the following accounting policies are critical to the process of making significant estimates and judgments in preparation of our financial statements.

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

Share-Based Compensation

Our share-based compensation expense includes:  (a) compensation cost for share-based payments granted prior to, but not yet vested as of December 31, 2005 related to (i) employees, based on the awards grant date intrinsic value, and (ii) non-employees using the awards fair value, and (b) compensation cost for all share-based payments granted or modified subsequent to December 31, 2005, based on the awards grant-date fair value.

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

We estimate the expected term of options based on the historical term periods of options that have been granted but are no longer outstanding and the estimated terms of outstanding options. We estimate the volatility of our stock based on our actual historical volatility since our initial public offering. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

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

Prior to the acquisition of all of the outstanding equity of Symphony Allegro pursuant to the amended purchase option on August 26, 2009, as described below, we had concluded that Symphony Allegro was by design a Variable Interest Entity, or VIE,. because we had a purchase option to acquire its outstanding voting stock at prices that were fixed based upon the date the option is exercised. The fixed nature of the purchase option price limited the returns of the Allegro Investors, as the investors in Symphony Allegro. Parties to an arrangement are deemed to be de facto agents if they cannot sell, transfer, or encumber their interests without the prior approval of an enterprise. Symphony Capital was considered to be a de facto agent of ours pursuant to this provision, and because we and the Allegro Investors, as a related party group, absorbed a majority of Symphony Allegro’s variability, we evaluated whether we are most closely associated with Symphony Allegro. We concluded that we were most closely associated with Symphony Allegro and should consolidate Symphony Allegro because (i) we originally developed the technology that was assigned to Symphony Allegro, (ii) we continued to oversee and monitor the development program, (iii) our employees continued to perform substantially all of the development work, (iv) we significantly influenced the design of the responsibilities and corporate structure of Symphony Allegro, (v) Symphony Allegro’s operations were substantially similar to our activities, and (vi) through the purchase option, we had the ability to meaningfully participate in the benefits of a successful development effort.

The Allegro Investors were required to absorb the development risk for their equity investment in Symphony Allegro. The Allegro Investors’ equity investment in Symphony Allegro was classified as noncontrolling interest in our consolidated balance sheets. The noncontrolling interest held by the Allegro Investors was reduced by the $10.7 million fair value of the warrants they received in consideration for the purchase option and $2.85 million of fees we immediately paid to Symphony Capital upon the transaction’s closing because the total consideration provided by us to the Allegro Investors effectively reduced the Allegro Investors’ at-risk equity investment in Symphony Allegro. While we performed the research and development on behalf of Symphony Allegro, our development risk is limited to the consideration we provided to the Allegro Investors (the warrants and fees).

Net losses incurred by Symphony Allegro and charged to the noncontrolling interest were $14.0 million, $18.6 million and $10.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. We ceased to charge net losses incurred by Symphony Allegro against the noncontrolling interest upon our acquisition of Symphony Allegro on August 26, 2009.

In December 2007, the FASB issued new guidance that required: (i) noncontrolling interests in subsidiaries be reported as a component of stockholders’ equity in the consolidated balance sheet, (ii) noncontrolling interests continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance, (iii) that earnings or losses attributed to the noncontrolling interests be reported as part of consolidated earnings and not as a separate component of income or expense, and (iv) disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated statement of operations. On January 1, 2009, we adopted these provisions. Had the previous requirements been applied, the net loss attributable to noncontrolling interests in Symphony Allegro would have decreased by $8.6 million during the year ended December 31, 2009.

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

We recorded the acquisition of all of the outstanding equity of Symphony Allegro pursuant to the amended purchase option as a return of equity to the noncontrolling interest. The acquisition was accounted for as a capital transaction that did not affect our net loss. However, because the acquisition was accounted for as a capital transaction, the excess consideration transferred over the carrying value of the noncontrolling interest in Symphony Allegro was treated as a deemed dividend for purposes of reporting net loss per share, increasing net loss per share attributable to Alexza stockholders during the year ended December 31, 2009.

The following table outlines the estimated fair value of consideration transferred by us and the computation of the excess consideration transferred over the carrying value of the noncontrolling interest in Symphony Allegro (in thousands):

Description	Fair Value

Fair value of consideration transferred:
10,000,000 shares of Alexza common stock	$28,000
Warrant consideration, net	8,085
Contingent cash payments to Symphony Allegro stockholders	16,855

Total consideration transferred	52,940
Add: Deficit of noncontrolling interest in Symphony Allegro	8,626

Excess consideration transferred over the carrying value of the noncontrolling interest in Allegro	$61,566

The fair value of the Alexza common stock was based on the closing sales price of our common stock on the NASDAQ Global Market on August 26, 2009, the date the transaction was completed. The estimated fair values of the warrant consideration were calculated using the Black-Scholes valuation model.

We estimated the fair value of the liability associated with the contingent cash payments to the Symphony Allegro stockholders, or contingent consideration liability, using a probability-weighted discounted cash flow model. We derived multiple cash flow scenarios for each of the product candidates subject to the cash payments and applied a probability to each of the scenarios. These cash flows were then discounted at an 18% rate.

Changes in the fair value of the contingent consideration liability subsequent to the August 26, 2009 acquisition date are recognized in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, FDA approval or rejection of its submissions, such as our NDA filed in December 2009, the timing and terms of a strategic partnership, the commercial success of the programs, and the discount rate used could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations.

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

Results of Operations

Comparison of Years Ended December 31, 2009 and 2008

Revenue.  We had $9,514,000 and $486,000 of revenues in 2009 and 2008, respectively. In the third quarter of 2008, we began to recognize revenues related to our Endo license agreement. In January 2009, we mutually agreed with Endo to terminate the license agreement, at which time we fulfilled our obligations under the license agreement and recognized the remaining $9.5 million of deferred revenues into revenues in 2009.

Operating Expenses

Our operating expenses were affected by our prospective method of adoption fair value accounting for employee share-based compensation. As a result, we believe reviewing our operating expenses both inclusive and exclusive of share-based compensation provides a better understanding of the growth of our operations. The impact of share-based compensation on operating expenses is outlined as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Non share-based compensation expenses:
Research and development	$36,335	$58,639	$43,760
General and administrative	12,381	15,121	13,357
Restructuring charges	1,981	—	—

Total non share-based compensation expenses	50,697	73,760	57,117
Share-based compensation expenses:
Research and development	3,443	2,926	1,885
General and administrative	3,025	2,520	1,531
Restructuring charges	56	—	—

Total share-based compensation expenses	6,524	5,446	3,416

Total operating expenses	$57,221	$79,206	$60,533

Research and Development Expenses.  Research and development expenses consist of costs associated with research activities, as well as costs associated with our product development efforts, conducting preclinical studies and clinical trials and manufacturing development efforts. All research and development costs, including those funded by third parties, are expensed as incurred. Research and development expenses include:

•	external research and development expenses incurred under agreements with third party contract research organizations and investigational sites where a substantial portion of our preclinical studies and all of our clinical trials are conducted;

•	third party supplier, consultant and employee related expenses, which include salary and benefits; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.

The table below sets forth our research and development expenses for 2009, 2008 and 2007 and cumulative expenses for each of our lead product candidates based on our internal records and estimated allocations of employee time and related expenses:

				From
				December 19,
				2000
				(Inception)
				Through
				December 31,
Preclinical and Clinical Development:	2009	2008	2007	2009.

AZ-004/104	$30,084	$26,789	$15,524	$81,776
AZ-003	1,631	17,070	1,474	31,525
AZ-001	—	1,151	8,163	39,372
AZ-002	181	1,898	3,795	15,191
AZ-007	—	1,773	8,214	12,371
Other preclinical programs	—	—	—	3,243

Total preclinical and clinical development	31,896	48,681	37,170	183,478
Research	7,882	12,884	8,475	60,983

Total research and development	$39,778	$61,565	$45,645	$244,461

Research and Development Expenses.  Research and development expenses decreased 35% to $39.8 million in 2009 from $61.6 million in 2008. The decreases were due primarily to:

•	decreased spending on our AZ-003 product candidate in connection with the termination of the license agreement with Endo in January 2009; and

•	the suspension of the development of our AZ-001, AZ-002 and AZ-007 product candidates and decreased spending on basic research in connection with our decision to focus our resources on AZ-004.

These decreases were partially offset by:

•	increased spending on our AZ-004/104 product candidates as we continued our development of these product candidates under the Symphony Allegro agreement, including our efforts to support an NDA filing for AZ-004, which was filed in December 2009, and the AZ-104 Phase 2b clinical trial which initiated in late 2008 and completed in 2009.

We expect that research and development expenses will decrease in 2010 as we expect lower clinical expenses for AZ-004/AZ-104, a result of our completing our clinical studies to support the NDA for AZ-004 and the completion of the Phase 2a clinical study for AZ-104 in 2009. We also expect lower employee related costs in 2010, a result of our headcount reduction in the first quarter of 2009. We also expect our expenses for AZ-001, AZ-002, AZ-003, and AZ-104 to be lower in 2010 as we do not intend to continue development of these programs unless we can partner the programs.

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

The decreases in general and administrative expenses were primarily due to decreased headcount expenses as a result of our restructuring in January 2009, reduced facility expenses as we completed our move to our Mountain View facility in the first half of 2008, and our efforts to reduce third party costs to conserve cash balances. We expect our general and administrative expenses in 2010 to remain relatively consistent with 2009 levels.

Restructuring Charges In January 2009, we restructured our operations to focus our efforts on the continued rapid development of our AZ-004 (Staccato loxapine) product candidate. The restructuring included a workforce reduction of 50 employees, representing approximately 33% of our total workforce and was completed in the second quarter of 2009. We incurred restructuring expenses related to employee severance and other termination benefits of $2.0 million, including a non-cash charge related to modifications to share-based awards of $56,000. As of December 31, 2009, we have made all of our restructuring related payments.

Interest and Other Income, Net.  Interest and other income, net, primarily represents income earned on our cash, cash equivalents, marketable securities balances, and prior to August 26, 2009, marketable securities held by Symphony Allegro. Interest and other income, net was $92,000 for 2009 and $2.6 million for 2008. The decrease was primarily due to lower average cash, cash equivalent and marketable securities balances and lower interest rates earned on such balances. We expect to continue to earn low interest income returns on our cash, cash equivalent and marketable securities balances.

Interest Expense.  Interest expense represents interest on our equipment loans and was $467,000 in 2009 and $935,000 in 2008. The decrease was due to decreases in the outstanding balances of our equipment loan borrowings as we made no additional borrowings in 2008 or 2009.

Change in the Fair Value of Contingent Consideration Liability.  In connection with our acquisition of all of the outstanding equity of Symphony Allegro, we are obligated to pay the Symphony Investors certain percentages of cash payments that may be generated from future partnering transactions for AZ-002, AZ-004 and/or AZ-104. We measure the fair value of this contingent consideration liability at each balance sheet date. Any changes in the fair value of this contingent consideration liability will be recognized in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, FDA approval or disapproval of our submissions, such as our NDA filed in December 2009, the timing and terms of strategic partnerships, such as our agreement with Biovail executed in February 2010, the commercial success of AZ-002, AZ-004 and/or AZ-104, and the discount rate assumption could have a material impact on the fair value of the contingent liability, and as a result, our results of operations.

In the third quarter of 2009, we announced preliminary results from our Phase 2b clinical trial of AZ-104, where AZ-104 did not meet the primary endpoint of the study. This change resulted in a decrease in the expected cash flow resulting in a decrease in the contingent consideration liability. In the fourth quarter of 2009, we modified our assumptions regarding the probability of certain cash flow outcomes to reflect the negotiations with Biovail to partner AZ-004 as well as the filing of our NDA. The reduction in these uncertainties resulted in an increase in probability of certain expected cash flow resulting in an increase in the contingent consideration liability. These items combined resulted in our incurring a loss on the change in fair value of the contingent consideration liability of $8.0 million during the year ended December 31, 2009.

Loss Attributed to Noncontrolling Interest in Symphony Allegro.  Prior to our purchase of Symphony Allegro on August 26, 2009, pursuant to the agreements that we entered into with Symphony Allegro in December 2006, we consolidated Symphony Allegro’s financial condition and results of operations. Accordingly, we deducted the losses attributable to the noncontrolling interest from our net loss in the consolidated statement of operations, and we reduced the noncontrolling interest holders’ ownership interest in Symphony Allegro in the consolidated balance sheet by the loss attributed to the noncontrolling interests in Symphony Allegro. The losses attributed to the noncontrolling interest holders was $14.0 million in 2009 and $18.6 million in 2008. The decrease was primarily due to a full year of Symphony Allegro’s losses being attributed to the noncontrolling interest in 2008 as compared to approximately 8 months in 2009 as a result of our acquisition of all of the outstanding equity of Symphony Allegro in August 2009.

Comparison of Years Ended December 31, 2008 and 2007

Revenue.  We had $486,000 of revenues in 2008 and no revenues in 2007. In the third quarter of 2008, we began to recognize revenues related to our Endo license agreement.

Research and Development Expenses.  Research and development expenses increased 35% to $61.6 million in 2008 from $45.6 million in 2007. The increases were due primarily to:

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

General and Administrative Expenses   General and administrative expenses increased 18% to $17.6 million in 2008 from $14.9 million in 2007. The increases were primarily due to increased staffing to manage and support our growth resulting in increased payroll and related expenses, increased third party intellectual property expenses as we continued to increase and maintain our intellectual property portfolio, and higher facilities expenses to support our growth.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities receiving aggregate net proceeds from such sales totaling $244.4 million, revenues primarily from a licensing agreement and government grants totaling $16.9 million, and payments from Symphony Allegro. We have received additional funding from equipment financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our Employee Stock Purchase Plan. As of December 31, 2009, we had $19.9 million in cash, cash equivalents and marketable securities. Our cash and marketable security balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.

Net cash used in operating activities was $53.1 million, $55.1 million, and $35.8 million in 2009, 2008 and 2007, respectively. The net cash used in each of these periods primarily reflects net loss for these periods, offset in part by depreciation, non-cash stock-based compensation, loss attributed to noncontrolling interests, and non-cash changes in operating assets and liabilities. In 2009, the decrease in deferred revenue was related to the mutual termination of our license agreement with Endo, at which time we recognized the remaining $9.5 million of deferred revenue. The decreases in accounts payables of $2.2 million and accrued clinical trial expense and other accrued liabilities of $2.7 million was due to the decrease in our operations. In 2008, the large decrease in other receivables was due to the collection of a receivable of $10.0 million from Endo in January 2008 related to the license agreement signed in December 2007 and a $2.1 million receivable related to the reimbursement of leasehold improvements from the landlord of our Mountain View facility in May 2008. In 2007, the large increase in other receivables was affected by the above mentioned receivable from Endo and the receivable relating to tenant improvements, which were outstanding in 2007 and collected in 2008. In 2007, the increase in other liabilities is primarily due to $10.0 million of deferred revenues related to the Endo license agreement, and $14.3 million of leasehold improvement reimbursements from the Mountain View landlord recorded as deferred rent in 2007.

Net cash provided by (used in) investing activities was $20.1 million, $42.8 million, and $(20.0) million in 2009, 2008 and 2007, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. During 2009 and 2008 we had maturities, net of purchases, of marketable securities of $4.9 million and $27.2 million, respectively. During 2007 we purchased $11.4 million of marketable securities, net of maturities. Maturities of marketable securities held by Symphony Allegro, Inc. were $16.4 million, 18.1 million, and 10.5 million in 2009, 2008, and 2007, respectively. Purchases of property and equipment were $1.2 million, $2.7 million, and $19.1 million in 2009, 2008 and 2007, respectively. In 2007, $16.5 million of property and equipment purchases related to the leasehold improvements made to our leased facility in Mountain View, California.

Net cash provided by financing activities was $20.4 million, $6.9 million, and $70.1 million in 2009, 2008 and 2007, respectively. Financing activities consist primarily of proceeds from the sale of our common stock, purchase of a noncontrolling interest, and equipment financing arrangements. In 2009, 2008 and 2007, we received net proceeds from the issuance of common stock of $19.7 million, $11.2 million, and $67.8 million, respectively. In 2009 we had proceeds from the purchase of the noncontrolling interest in Symphony Allegro, Inc. of $4.9 million. In 2009 and 2008, payments on equipment financing arrangements were $4.1 million and $4.2 million, respectively. Proceeds from equipment financing arrangements, net of payments, were $2.3 million during 2007. There were no new borrowings under any equipment financing arrangements in 2009 or 2008.

We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from option exercises, purchases of common stock pursuant to our Employee Stock Purchase Plan, and the proceeds received from our agreement with Biovail, we will be able to maintain our currently planned operations through the first quarter of 2011 and will extend into 2012 if we achieve the eligible milestones under the Biovail agreement during the next 12 months. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	achievement of the milestones in the Biovail agreement;

•	expenditures related to continued preclinical and clinical development of our lead product candidates during this period within budgeted levels;

•	no unexpected costs related to the development of our manufacturing capability; and

•	no growth in the number of our employees during this period.

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

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs, reduce our efforts to build our commercial manufacturing capacity, and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition, results of operations, and prospects.

Contractual Obligations

We lease two buildings with an aggregate of 106,894 square feet of manufacturing, office and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. We currently occupy 87,560 square feet of these facilities and sublease the remaining 19,334 square feet. Beginning March 1, 2010, we will sublease an additional 20,956 square feet of these facilities, reducing the space we occupy to 66,604 square feet. The lease for both facilities expires on March 31, 2018, and we have two options to extend the lease for five years each. Our sublease agreements expire on April 30, 2010 with regards to 19,334 square feet and on February 28, 2014 with regards to 20,956 square feet. We believe that the Mountain View facilities are sufficient for our office, manufacturing and laboratory needs for at least the next three years.

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

On November 2, 2007, we entered into a manufacturing and supply agreement, or the supply agreement, with Autoliv ASP, Inc, or Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement executed in October 2005. Under the terms of the supply agreement, Autoliv will develop a manufacturing line capable of producing 10 million chemical heat packages a year. We have an obligation to pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the Food and Drug Administration of a new drug application filed by us. If the agreement is terminated by either party, we will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the chemical heat packages. Upon payment by us, Autoliv will be required to transfer possession and ownership of such equipment and tooling to us. Each quarter, with assistance from Autoliv, we estimate the amount of work performed on the development of the manufacturing line and recognize a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. Autoliv has also agreed to manufacture, assemble and test the chemical heat packages solely for us in conformance with our specifications. We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the supply agreement expires on December 31, 2012 and may be extended by written mutual consent. As of December 31, 2009, we recorded a fixed asset and a current liability of $3,750,000, based on our PDUFA goal date of October 11, 2010, related to our commitment to Autoliv for the development of the manufacturing line.

Our future contractual payments, net of sublease income, including interest at December 31, 2009 are as follows (in thousands):

	Payments Due by Period
		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)

Equipment financing obligations	$2,669	$2,226	$443	$—	$—
Operating lease obligations	39,239	4,516	9,538	9,327	15,858
Autoliv payment	12,000	12,000	—	—	—

Total	$53,908	$18,742	$9,981	$9,327	$15,858

Recently Adopted Accounting Standards

Noncontrolling interest

In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. This guidance also establishes additional reporting requirements that identify and distinguish between the ownership interest of the parent and the interest of the noncontrolling owners.

On January 1, 2009, we adopted this guidance and reclassified the noncontrolling interest in Allegro from a liability to stockholders’ equity on our Consolidated Balance Sheets on a retrospective basis. Had the previous requirements been applied, the net loss attributable to noncontrolling interest would have decreased by $8,626,000 during the year ended December 31, 2009. In addition, consolidated net loss has been adjusted to include the net loss attributed to the noncontrolling interest in Allegro and consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributed to the noncontrolling interest in Allegro.

Recently Issued Accounting Standards

Revenue Arrangements with Multiple Deliverables

In September 2009, the FASB ratified ASU 2010-13, which eliminates the residual method of allocation and the requirement to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use its best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2010-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, which have maturities of less than three months, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of December 31, 2009, we had cash, cash equivalents and marketable securities of $19.9 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have no exposure related to mortgage and other asset backed securities and no exposure to auction rate securities.

Item 8.	Financial Statements and Supplementary Data

ALEXZA PHARMACEUTICALS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	62
Consolidated Balance Sheets as of December 31, 2009 and 2008	63
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 and for the period from December 19, 2000 (inception) to December 31, 2009	64
Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the period from December 19, 2000 (inception) to December 31, 2009	65
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 and for the period from December 19, 2000 (inception) to December 31, 2009	74
Notes to Consolidated Financial Statements	75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alexza Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Alexza Pharmaceuticals, Inc. (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2009 and for the period from December 19, 2000 (inception) to December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexza Pharmaceuticals, Inc. (a development stage company) at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 and for the period from December 19, 2000 (inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for and presentation of noncontrolling interest in its consolidated financial statements effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alexza Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 9, 2010

ALEXZA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$13,450	$26,036
Marketable securities	6,466	11,520
Investments held by Symphony Allegro, Inc.	—	21,318
Other receivables	1,406	—
Prepaid expenses and other current assets	804	1,130

Total current assets	22,126	60,004
Property and equipment, net	23,598	24,152
Restricted cash	400	400
Other assets	50	79

Total assets	$46,174	$84,635

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,705	$4,928
Accrued clinical trial liabilities	303	1,294
Other accrued liabilities	3,481	5,205
Current portion of contingent consideration liability	13,202	—
Other current liabilities	3,750	—
Current portion of equipment financing obligations	2,515	4,139
Deferred revenues	—	1,667

Total current liabilities	25,956	17,233
Deferred rent	15,708	17,386
Deferred revenue	—	7,847
Noncurrent portion of contingent consideration liability	11,636	10,439
Noncurrent portion of equipment financing obligations	—	2,515
Other noncurrent liabilities	—	600
Commitments (See Note 8)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2009 and 2008; no shares issued and outstanding at December 31, 2009 or 2008	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2009 and 2008; 52,411,356 and 32,820,874 shares issued and outstanding at December 31, 2009 and 2008, respectively	5	3
Additional paid-in capital	257,493	256,426
Deferred stock compensation	—	(219)
Other comprehensive income	(1)	28
Deficit accumulated during development stage	(264,623)	(222,545)

Total Alexza Pharmaceuticals, Inc. stockholders’ (deficit) equity	(7,126)	33,693
Noncontrolling interest in Symphony Allegro, Inc.	—	5,361

Total stockholders’ (deficit) equity	(7,126)	39,054

Total liabilities and stockholders’ (deficit) equity	$46,174	$84,635

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				December 19,
				2000 (Inception)
	Year Ended December 31,			to December 31,
	2009	2008	2007	2009
	(In thousands, except per share amounts)

Revenue	$9,514	$486	$—	$16,945
Operating expenses:
Research and development	39,778	61,565	45,645	244,461
General and administrative	15,406	17,641	14,888	78,110
Restructuring charges	2,037	—	—	2,037
Acquired in-process research and development	—	—	—	3,916

Total operating expenses	57,221	79,206	60,533	328,524

Loss from operations	(47,707)	(78,720)	(60,533)	(311,579)
Loss on change in fair value of contingent consideration liability	(7,983)	—	—	(7,983)
Interest and other income, net	92	2,614	5,626	13,898
Interest expense	(467)	(935)	(1,003)	(4,048)

Net loss	(56,065)	(77,041)	(55,910)	(309,712)
Consideration paid in excess of carrying value of the noncontrolling interest in Symphony Allegro, Inc.	(61,566)	—	—	(61,566)
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	13,987	18,591	10,791	45,089

Net loss attributable to Alexza common stockholders	$(103,644)	$(58,450)	$(45,119)	$(326,189)

Basic and diluted net loss per share attributable to Alexza common stockholders	$(2.68)	$(1.81)	$(1.58)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	38,609	32,297	28,605

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	in	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	(Deficit) Equity
	(In thousands, except share and per share amounts)

Issuance of common stock to founders at $0.22 per share in December 2000 in exchange for technology and cash of $8	—	$—	—	$—	454,536	$—	$100	$—	$—	$—	$—	$—	$100
Issuance of Series A preferred stock for cash at $0.40 per share in July 2001, net of issuance costs of $9	2,500,000	991	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series A1 preferred stock at $1.55 per share in December 2001, in connection with merger	1,610,250	2,496	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock for cash at $1.40 per share in December 2001, net of issuance costs of $71	6,441,000	8,946	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with merger at $1.10 per share in December 2001	—	—	—	—	868,922	—	956	—	—	—	—	—	956
Warrants assumed in merger transaction	—	—	—	—	—	—	10	—	—	—	—	—	10
Issuance of common stock for cash at $0.22 per share upon exercise of options in December 2001	—	—	—	—	9,090	—	2	—	—	—	—	—	2
Compensation expense related to consultant stock options	—	—	—	—	—	—	3	—	—	—	—	—	3
Net loss	—	—	—	—	—	—	—	—	—	—	(5,652)	—	(5,652)

Balance at December 31, 2001 (carried forward)	10,551,250	$12,433	—	$—	1,332,548	$—	$1,071	$—	$—	$—	$(5,652)	$—	$(4,581)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	in	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	(Deficit) Equity
	(In thousands, except share and per share amounts)

Balance at December 31, 2001 (brought forward)	10,551,250	$12,433	—	$—	1,332,548	$—	$1,071	$—	$—	$—	$(5,652)	$—	$(4,581)
Issuance of common stock for cash at $0.22 per share upon exercise of options in February 2002	—	—	—	—	10,606	—	3	—	—	—	—	—	3
Issuance of warrants to purchase Series B preferred stock in March 2002, in connection with equipment financing loan	—	27	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for cash at $0.22 per share upon exercise of options in July 2002	—	—	—	—	2,180	—	—	—	—	—	—	—	—
Issuance of common stock to stockholder at $0.99 per share in exchange for promissory note in July 2002	—	—	—	—	53,156	—	53	(53)	—	—	—	—	—
Issuance of Series C preferred stock for cash at $1.56 per share in September 2002, net of issuance costs of $108	28,870,005	44,892	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for cash at $1.05 per share in October 2002	—	—	—	—	(2,634)	—	(3)	—	—	—	—	—	(3)
Issuance of common stock for cash at $1.05 per share for services upon exercise of warrants in December 2002	—	—	—	—	9,368	—	10	—	—	—	—	—	10
Compensation expense related to consultant stock options	—	—	—	—	—	—	10	—	—	—	—	—	10
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	51	—	—	51
Net loss	—	—	—	—	—	—	—	—	—	—	(8,163)	—	(8,163)

Balance at December 31, 2002 (carried forward)	39,421,255	$57,352	—	$—	1,405,224	$—	$1,144	$(53)	$—	$51	$(13,815)	$—	$(12,673)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	in	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	(Deficit) Equity
	(In thousands, except share and per share amounts)

Balance at December 31, 2002 (brought forward)	39,421,255	$57,352	—	$—	1,405,224	$—	$1,144	$(53)	$—	$51	$(13,815)	$—	$(12,673)
Issuance of common stock for cash at $0.22, $0.99 and $1.10 per share upon exercise of options	—	—	—	—	74,903	—	47	—	—	—	—	—	47
Issuance of warrants to purchase Series C preferred stock in connection with equipment financing loan in January 2003	—	35	—	—	—	—	—	—	—	—	—	—	—
Issuance of warrants to purchase Series C preferred stock in connection with equipment financing loan in September 2003	—	27	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for cash at $1.05 per share in January 2003	—	—	—	—	(1,172)	—	(1)	—	—	—	—	—	(1)
Repurchase of common stock for cash at $0.22 per share in November 2003	—	—	—	—	(14,772)	—	(3)	—	—	—	—	—	(3)
Compensation expense related to consultant stock options	—	—	—	—	—	—	31	—	—	—	—	—	31
Deferred stock compensation expense related to modification of consultant stock option	—	—	—	—	—	—	1	—	(1)	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(55)	—	—	(55)
Net loss	—	—	—	—	—	—	—	—	—	—	(14,328)	—	(14,328)

Balance at December 31, 2003 (carried forward)	39,421,255	$57,414	—	$—	1,464,183	$—	$1,219	$(53)	$(1)	$(4)	$(28,143)	$—	$(26,982)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	in	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	(Deficit) Equity
	(In thousands, except share and per share amounts)

Balance at December 31, 2003 (brought forward)	39,421,255	$57,414	—	$—	1,464,183	$—	$1,219	$(53)	$(1)	$(4)	$(28,143)	$—	$(26,982)
Cancellation of unvested common stock at $0.99 per share in March 2004	—	—	—	—	(24,365)	—	(24)	24	—	—	—	—	—
Repayment of vested portion of stockholder note receivable for cash	—	—	—	—	—	—	—	29	—	—	—	—	29
Issuance of warrants to purchase Series C preferred stock in connection with equipment financing loan in April 2004	—	20	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for cash at $0.22, $0.99 and $1.10 per share upon exercise of options	—	—	—	—	100,192	—	72	—	—	—	—	—	72
Repurchase of common stock for cash at $1.05 per share in September 2004	—	—	—	—	(404)	—	—	—	—	—	—	—	—
Issuance of Series D preferred stock at $1.29 per share in November and December 2004, net of issuance costs of $2,239	40,435,448	49,760	—	—	—	—	—	—	—	—	—	—	—
Issuance of warrants to purchase common stock in connection with Series D financing in November 2004	—	—	—	—	—	—	91	—	—	—	—	—	91
Compensation expense related to consultant stock options	—	—	—	—	—	—	40	—	—	—	—	—	40
Compensation expense related to employee stock option modifications	—	—	—	—	—	—	19	—	—	—	—	—	19
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	1	—	—	—	1
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(41)	—	—	(41)
Net loss	—	—	—	—	—	—	—	—	—	—	(16,625)	—	(16,625)

Balance at December 31, 2004 (carried forward)	79,856,703	$107,194	—	$—	1,539,606	$—	$1,417	$—	$—	$(45)	$(44,768)	$—	$(43,396)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	in	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	(Deficit) Equity
	(In thousands, except share and per share amounts)

Balance at December 31, 2004 (brought forward)	79,856,703	$107,194	—	$—	1,539,606	$—	$1,417	$—	$—	$(45)	$(44,768)	$—	$(43,396)
Issuance of common stock upon exercise of options $0.22, $0.99, $1.10, per share	—	—	—	—	380,508	—	357	—	—	—	—	—	357
Compensation expense related to consultant stock options	—	—	—	—	—	—	195	—	—	—	—	—	195
Deferred stock compensation, net of $4 reversal in connection with employee terminations	—	—	—	—	—	—	3,329	—	(3,329)	—	—	—	—
Amortization of deferred stock compensation,	—	—	—	—	—	—	—	—	404	—	—	—	404
Variable compensation expense	—	—	—	—	—	—	442	—	—	—	—	—	442
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	15	—	—	15
Net loss	—	—	—	—	—	—	—	—	—	—	(32,402)	—	(32,402)

Balance at December 31, 2005 (carried forward)	79,856,703	$107,194	—	$—	1,920,114	$—	$5,740	$—	$(2,925)	$(30)	$(77,170)	$—	$(74,385)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	in	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	(Deficit) Equity
	(In thousands, except share and per share amounts)

Balance at December 31, 2005 (brought forward)	79,856,703	$107,194	—	$—	1,920,114	$—	$5,740	$—	$(2,925)	$(30)	$(77,170)	$—	$(74,385)
Issuance of common stock for cash and shares upon exercise of options at a weighted average price of $1.28 per share	—	—	—	—	159,446	—	195	—	—	—	—	—	195
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	131,682	—	896	—	—	—	—	—	896
Issuance of common stock for shares upon exercise of warrant	—	—	—	—	85,359	—	—	—	—	—	—	—	—
Issuance of common stock for cash, net of offering costs of $2,156	—	—	—	—	6,325,000	1	44,901	—	—	—	—	—	44,902
Conversion of convertible preferred stock into common stock	(79,856,703)	(107,194)	—	—	15,197,712	1	107,193	—	—	—	—	—	107,194
Purchase of noncontrolling interest by Symphony Allegro, Inc, preferred shareholders	—	—	—	—	—	—	—	—	—	—	—	36,463	36,463
Compensation expense related to consultant stock options	—	—	—	—	—	—	145	—	—	—	—	—	145
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	1,601	—	—	—	—	—	1,601
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	727	—	—	—	727
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(495)	—	495	—	—	—	—
Variable compensation expense	—	—	—	—	—	—	(442)	—	—	—	—	—	(442)
Issuance of warrant to Symphony Allegro Holdings LLC		—	—	—	—	—	10,708	—	—	—	—	—	10,708
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	39	—	—	39
Net loss	—	—	—	—	—	—	—	—	—	—	(41,806)	(1,720)	(43,526)

Balance at December 31, 2006 (carried forward)	—	$—	—	$—	23,819,319	$2	$170,442	$—	$(1,703)	$9	$(118,976)	$34,743	$84,517

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	In	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	(Deficit) Equity
	(In thousands, except share and per share amounts)

Balance at December 31, 2006 (brought forward)	—	$—	—	$—	23,819,319	$2	$170,442	$—	$(1,703)	$9	$(118,976)	$34,743	$84,517
Issuance of common stock for cash and shares upon exercise of options at a weighted average price of $1.28 per share	—	—	—	—	204,423	—	432	—	—	—	—	—	432
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	205,870	—	1,405	—	—	—	—	—	1,405
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	8,245	—	—	—	—	—	—	—	—
Issuance of common stock for cash, net of offering costs of $4,743	—	—	—	—	6,900,000	1	65,981	—	—	—	—	—	65,982
Compensation expense related to consultant stock options	—	—	—	—	—	—	75	—	—	—	—	—	75
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	2,733	—	—	—	—	—	2,733
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	577	—	—	—	577
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(387)	—	387	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	132	—	—	132
Net loss	—	—	—	—	—	—	—	—	—	—	(45,119)	(10,791)	(55,910)

Balance at December 31, 2007(carried forward)	—	$—	—	$—	31,137,857	$3	$240,681	$—	$(739)	$141	$(164,095)	$23,952	$99,943

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	In	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	(Deficit) Equity
												(In thousands, except share and per share amounts)

Balance at December 31, 2007 (brought forward)	—	$—	—	$—	31,137,857	$3	$240,681	$—	$(739)	$141	$(164,095)	$23,952	$99,943
Issuance of common stock and common stock warrant for cash	—	—	—	—	1,250,000	—	9,840	—	—	—	—	—	9,840
Issuance of common stock for cash upon exercise of options at a weighted average price of $1.55 per share	—	—	—	—	104,428	—	161	—	—	—	—	—	161
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	305,146	—	1,172	—	—	—	—	—	1,172
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	23,443	—	—	—	—	—	—	—	—
Compensation expense related to consultant stock options	—	—	—	—	—	—	22	—	—	—	—	—	22
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	4,633	—	—	—	—	—	4,633
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	437	—	—	—	437
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(83)	—	83	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(113)	—	—	(113)
Net loss	—	—	—	—	—	—	—	—	—	—	(58,450)	(18,591)	(77,041)

Balance at December 31, 2008	—	$—	—	$—	32,820,874	$3	$256,426	$—	$(219)	$28	$(222,545)	$5,361	$39,054

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	In	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	(Deficit) Equity
	(In thousands, except share and per share amounts)

Balance at December 31, 2008 (brought forward)	—	$—	—	$—	32,820,874	$3	$256,426	$—	$(219)	$28	$(222,545)	$5,361	$39,054
Issuance of common stock	—	—	—	—	135,041	—	—	—	—	—	—	—	—
Issuance of common stock and common stock warrants for cash	—	—	—	—	8,107,012	1	18,989	—	—	—	—	—	18,990
Issuance of common stock and common stock warrants for the purchase of noncontrolling interest in Symphony Allegro, Inc.	—	—	—	—	10,000,000	1	36,084	—	—	—	—	—	36,085
Deemed dividend for purchase of noncontrolling interest in Symphony Allegro, Inc.	—	—	—	—	—	—	(61,566)					8,626	(52,940)
Issuance of common stock for cash upon exercise of options at a weighted average price of $1.20 per share	—	—	—	—	69,708	—	84	—	—	—	—	—	84
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	439,252	—	599	—	—	—	—	—	599
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	839,469	—	—	—	—	—	—	—	—
Compensation expense related to consultant stock options	—	—	—	—	—	—	53	—	—	—	—	—	53
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	6,860	—	—	—	—	—	6,860
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	183	—	—	—	183
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(36)	—	36	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(29)	—	—	(29)
Net loss	—	—	—	—	—	—	—	—	—	—	(42,078)	(13,987)	(56,065)

Balance at December 31, 2009	—	$—	—	$—	52,411,356	$5	$257,493	$—	$—	$(1)	$(264,623)	$—	$(7,126)

ALEXZA PHARMACEUTICALS, INC
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				December 19,
				2000
				(Inception) to
	Year Ended December 31,			December 31,
	2009	2008	2007	2009
	(In thousands)

Cash flows from operating activities:
Net loss	$(56,065)	$(77,041)	$(55,910)	$(309,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	7,096	5,092	3,385	18,935
Change in fair value of contingent consideration liability	7,983	—	—	7,983
Extinguishment of officer note receivable	—	—	—	2,300
Issuance of common stock for intellectual property	—	—	—	92
Charge for acquired in-process research and development	—	—	—	3,916
Amortization of assembled workforce	—	—	—	222
Amortization of debt discount and deferred interest	29	38	49	391
Amortization of discount on available-for-sale securities	126	(797)	(929)	(601)
Depreciation	4,850	5,294	4,016	21,609
Loss on disposal of property and equipment	43	17	23	126
Changes in operating assets and liabilities:
Other receivables	(1,406)	12,055	(12,055)	(1,406)
Prepaid expenses and other current assets	326	247	(114)	(798)
Other assets	—	(24)	42	(2,625)
Accounts payable	(2,223)	(278)	(727)	2,576
Accrued clinical trial expense and other accrued liabilities	(2,715)	111	898	84
Deferred revenues	(9,514)	(486)	10,000	—
Other liabilities	(1,678)	701	15,494	19,098

Net cash used in operating activities	(53,148)	(55,071)	(35,828)	(237,810)

Cash flows from investing activities:
Purchase of available-for-sale securities	(13,259)	(47,111)	(62,466)	(338,172)
Maturities of available-for-sale securities	18,158	74,329	51,064	332,307
Purchase of available-for-sale securities held by Symphony Allegro, Inc.	—	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	16,436	18,131	10,507	45,093
Decrease (increase) in restricted cash	—	204	—	(400)
Purchases of property and equipment	(1,189)	(2,732)	(19,059)	(41,346)
Proceeds from disposal of property and equipment	—	25	—	28
Cash paid for merger	—	—	—	(250)

Net cash provided by (used in) investing activities	20,146	42,846	(19,954)	(52,715)

Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options and stock purchase rights	19,673	11,173	67,819	145,158
Repurchase of common stock	—	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	—	29
Proceeds received from purchase of the noncontrolling interest in Symphony Allegro, Inc.	4,882	—	—	4,882
Proceeds from purchase of non controlling interest by preferred shareholders in Symphony Allegro, Inc., net of fees	—	—	—	47,171
Proceeds from equipment term loans	—	—	5,814	18,932
Payments of equipment term loans and leases	(4,139)	(4,249)	(3,546)	(16,870)

Net cash provided by financing activities	20,416	6,924	70,087	303,975

Net increase (decrease) in cash and cash equivalents	(12,586)	(5,301)	14,305	13,450
Cash and cash equivalents at beginning of period	26,036	31,337	17,032	—

Cash and cash equivalents at end of period	$13,450	$26,036	$31,337	$13,450

Supplemental disclosures of cash flow information
Cash paid for interest	$467	$935	$1,003	$3,732

Non cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$—	$—	$107,194

Issuance of shares and warrants, net of warrant cancellation in conjunction with Symphony Allegro purchase	$36,085	$—	$—	$36,085

Issuance of contingent consideration liability	$16,855	$—	$—	$16,855

Issuance of warrants in conjunction with establishment of Symphony Allegro	$—	$—	$—	$10,708

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

Basis of Consolidation

The consolidated financial statements include the accounts of Alexza and its wholly-owned subsidiaries, Alexza Singapore Pte. Ltd., Alexza Singapore Manufacturing Pte. Ltd., Alexza UK Limited, and Symphony Allegro, Inc. (“Allegro”). On August 26, 2009, Alexza acquired all of the outstanding equity of Allegro (see Note 9). Prior to August 26, 2009, Alexza consolidated the financial results of Allegro, as Allegro was deemed a variable interest entity and Alexza was deemed the primary beneficiary. All significant intercompany balances and transactions have been eliminated.

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

In addition, the Company issued a warrant to Bio*One to purchase up to 375,000 of additional shares of Alexza common stock at a purchase price per share of $8.00. The warrant was subject to the same price adjustment as the common stock sale, and effective January 1, 2009 the warrant was automatically adjusted to give Bio*One the right to purchase 415,522 shares at a purchase price of $7.22 per share. The Company committed to initiate and maintain manufacturing operations in Singapore, and the warrant was to become exercisable only if the Company terminated operations in Singapore or did not achieve certain performance milestones. In December 2008, the Company did not meet its defined performance milestone, and as a result the warrant became fully exercisable. The warrant is cash or net exercisable for a period of 5 years. Net proceeds from the sale of the stock and warrant were approximately $9.84 million after deducting offering expenses and is classified as equity in the consolidated balance sheets.

Unregistered Direct Equity Issuance

On October 5, 2009, the Company issued an aggregate of 8,107,012 shares of its common stock and warrants to purchase up to an additional 7,296,312 shares of its common stock in a private placement. These securities were sold as units with each unit consisting of one share of common stock and a warrant to purchase 0.9 shares of common stock at a purchase price of $2.4325 per unit. The net proceeds, after deducting the payment of a placement agent fee and other offering expenses, were approximately $19.0 million and is classified as equity in the consolidated balance sheets. The warrants are cash or net exercisable for a period of seven years from October 5, 2009 and have an exercise price of $2.77 per share.

The Company granted to the investors certain registration rights related to the shares of common stock sold in the private placement and the shares of common stock underlying the warrants. The Company filed with the SEC a registration statement covering the resale of these shares, and the SEC declared such registration statement effective on October 27, 2009. The Company also agreed to other customary obligations regarding registration, including indemnification and maintenance of the registration statement. If the Company does not maintain an effective registration statement, it will be subject to liquidated damages of 2% for each 30 day period the registration statement is not effective. The Company believes the risk of payment of the liquidated damages to be remote.

2.	Need to Raise Additional Capital

The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. The Company will need to raise additional capital to fund its operations, to develop its product candidates and to develop its manufacturing capabilities. Management plans to finance the Company’s operations through the sale of equity securities, debt arrangements or partnership or licensing collaborations. Such funding may not be available or may be on terms which are not favorable to the Company. The Company believes its cash, cash equivalents and marketable securities are sufficient to fund its operations through the first quarter of 2011.

3.	Summary of Significant Accounting Policies

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) by major security type and contingent consideration liability measured at fair value on a recurring basis as of December 31, 2009 and 2008 (in thousands):

December 31, 2009	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$10,421	$—	$—	$10,421
Government-sponsored enterprises	—	5,217	—	5,217
Corporate debt securities	—	3,500	—	3,500

Total	$10,421	$8,717	$—	$19,138

Liabilities
Contingent consideration liability	$—	$—	$24,838	$24,838

Total	$—	$—	$24,838	$24,838

December 31, 2008	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$19,350	$—	$—	$19,350
Money market funds held by Symphony Allegro, Inc.	21,318	—	—	21,318
Corporate debt securities	—	9,649	—	9,649
Government securities	—	1,505	—	1,505
Government-sponsored enterprises	—	6,620	—	6,620

Total	$40,668	$17,774	$—	$58,442

Contingent consideration liability

In connection with the exercise of the Company’s option to purchase all of the outstanding equity of Allegro, the Company is obligated to make future contingent cash payments to the former Allegro shareholders related to certain payments received by the Company from future partnering agreements pertaining to AZ-004/104 (Staccato loxapine) or AZ-002 (Staccato alprazolam) (see Note 11). The Company estimated the fair value of this contingent consideration liability using a probability-weighted discounted cash flow model. The Company derived multiple cash flow scenarios for each of the product candidates and applied a probability to each of the scenarios. These cash flows were then discounted at an 18% rate.

Subsequent to the August 26, 2009 acquisition date, changes in the fair value of the contingent consideration liability will be recognized in the statement of operations in the period of the change. Certain events including, but not limited to, clinical trial results, FDA approval or disapproval of its submissions, such as the NDA for AZ-004 submitted in December 2009, the timing and terms of any strategic partnership agreement, and the commercial success of AZ-004, AZ-104 or AZ-002 could have a material impact on the fair value of the contingent consideration liability, and as a result, the Company’s results of operations and financial position.

Subsequent to the acquisition date, the Company modified its assumptions regarding the probability of certain cash flow outcomes to reflect the depth of negotiations with Biovail to partner AZ-004 as well as the filing of our NDA. These changes resulted in an increase in the expected cash flow resulting in an increase in the contingent consideration liability. Additionally, the Company announced preliminary results from its Phase 2b clinical trial of AZ-104, where AZ-104 did not meet the primary endpoint of the study. This change resulted in a decrease in the expected cash flow resulting in a decrease in the contingent consideration liability. These items combined resulted in the Company incurring a loss on the change in fair value of the contingent consideration liability of $8.0 million during the year ended December 31, 2009.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the year ended December 31, 2009 (in thousands).

Amount

Acquisition date fair value measurement — August 26, 2009	$16,855
Adjustments to fair value measurement	7,983

Ending balance — December 31, 2009	$24,838

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents and marketable securities and restricted cash to the extent of the amounts recorded on the balance sheets. The Company’s cash, cash equivalents, marketable securities and restricted cash are placed with high credit-quality U.S. financial institutions and issuers. All cash, cash equivalents, marketable securities are maintained with financial institutions that the Company’s management believes are high credit-quality. The Company believes that its established guidelines for investment of its excess cash maintain liquidity through its policies on diversification and investment maturity.

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

All other investments are classified as available-for-sale marketable securities. The Company views its available-for-sale investments as available for use in current operations. Accordingly, the Company has classified all investments as short-term marketable securities, even though the stated maturity date may be one year or more beyond the current balance sheet date. Marketable securities are carried at estimated fair value with unrealized gains or losses included in accumulated other comprehensive income (loss) in stockholders’ (deficit) equity.

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

The Company reviews its investments for other than temporary decreases in market value on a quarterly basis. Through December 31, 2009, the Company has not recorded an other than temporary impairment.

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

Restricted Cash

The Company must maintain a letter of credit as security for performance under its facility lease agreement. The letter of credit is secured by a certificate of deposit for the same amount, which is classified as restricted cash, a non-current asset.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2009, the Company has not recorded an impairment of a long-lived asset.

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

In determining the accounting for collaboration agreements such as the Endo licensing agreement, see Note 9, the Company determines if the arrangement represents a single unit of accounting or includes multiple units of accounting. If the arrangement represents a single unit of accounting, the revenue recognition policy and the performance obligation period must be determined, if not already contractually defined, for the entire arrangement. If the arrangement represents separate units of accounting, a revenue recognition policy must be determined for each unit. Revenues for non-refundable upfront license fee payments, where the Company continues to have obligations, will be recognized as performance occurs and obligations are completed.

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

Comprehensive Loss Attributable to Alexza Common Stockholders

Comprehensive loss attributable to Alexza common stockholders is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

				Period from
				December 19,
				2000
				(Inception) to
				December 31,
	2009	2008	2007	2009

Net loss	$(56,065)	$(77,041)	$(55,910)	$(309,712)
Change in unrealized (loss) on marketable securities, net of taxes	(29)	(113)	132	(1)

Comprehensive loss	(56,094)	(77,154)	(55,778)	(309,713)
Comprehensive loss attributable to noncontrolling interest in Symphony Allegro. Inc., net of taxes	13,987	18,591	10,791	45,089

Comprehensive loss attributable to Alexza common stockholders	$(42,107)	$(58,563)	$(44,987)	$(264,624)

Share-Based Compensation

Employee share-based compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of December 31, 2005 for (i) employees using the intrinsic value and (ii) non-employees using the fair value in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted or modified subsequent to December 31, 2005, based on the fair value estimated in accordance with the provisions of SFAS 123R.

All share-based payment awards are amortized on a ratable basis over the requisite service periods of the awards, which are generally the vesting periods. There was no share-based compensation capitalized as of December 31, 2009.

Employee Share-Based Awards Granted Prior to January 1, 2006

Compensation cost for employee stock options granted prior to January 1, 2006 are accounted for using the option’s intrinsic value. The Company recorded the total valuation of these options as a component of stockholders’ (deficit) equity, which was amortized over the vesting period of the applicable option on a straight line basis. During the years ended December 31, 2009, 2008 and 2007, the Company reversed $36,000, $83,000, and $387,000, respectively, of deferred share-based compensation related to unvested options cancelled as a result of employee terminations. As of December 31, 2009, all deferred stock compensation had been recognized.

Employee Share-Based Awards Granted On or Subsequent to January 1, 2006

Compensation cost for employee share-based awards granted on or after January 1, 2006 is based on the grant-date fair value and will be recognized over the vesting period of the applicable award on a straight-line basis. The Company issues employee share-based awards in the form of stock options and restricted stock units under the Company’s equity incentive plans and stock purchase rights under the Company’s employee stock purchase plan.

Stock Options, Stock Purchase Rights and Restricted Stock Units

During the years ended December 31, 2009, 2008 and 2007, the weighted average fair value of the employee stock options granted was $1.71, $3.04, and $6.22, respectively, the weighted average fair value of stock purchase rights granted was $2.81, $2.58, and $3.44, respectively, and the weighted average fair value of restricted stock units granted was $2.19, $4.35, and $8.89, respectively.

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following assumptions:

	Year Ended December 31,
	2009	2008	2007

Stock Option Plans
Weighted-average expected term	5.0 years	5.0 years	6.1 years
Expected volatility	86%	67%	73%
Risk-free interest rate	1.76%	3.14%	4.72%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Weighted-average expected term	1.90 Years	1.65 years	1.42 years
Expected volatility	74%	71%	53%
Risk-free interest rate	2.55%	2.68%	4.31%
Dividend yield	0%	0%	0%

Weighted-Average Expected Term  Prior to January 1, 2008, the expected term of options granted was determined using the “shortcut” method, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”). Under this approach, the expected term was presumed to be the average of the vesting term and the contractual term of the option. As detailed information about the employees’ exercise behavior became available to the Company, beginning on January 1, 2008, the Company no longer used the above mentioned shortcut method and determines the expected term of the options granted through a combination of the Company’s own historical exercise experience and expected future exercise activities and post-vesting termination behavior. The change of approach in determining the estimated weighted average expected life resulted in the assumption decreasing from approximately 6.1 years to 5.0 years.

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

As of December 31, 2009, there was $4,367,000, $486,000 and $421,000 total unrecognized compensation costs related to non-vested stock option awards, non-vested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 1.68 years, 1.92 years and 1.1 years, respectively.

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

On January 1, 2009, the Company adopted the provisions of ASC 810 and reclassified the noncontrolling interest in Allegro from a liability to stockholders’ (deficit) equity on its Consolidated Balance Sheets on a retrospective basis. Had the previous requirements been applied, the net loss attributable to noncontrolling interest would have decreased by $8,626,000 during the year ended December 31, 2009. In addition, consolidated net loss has been adjusted to include the net loss attributed to the noncontrolling interest in Allegro and consolidated comprehensive income or loss has been adjusted to include the comprehensive income or loss attributed to the noncontrolling interest in Allegro.

Recently Issued Accounting Standards

Accounting Standards Update No. 2010-13 (“ASU 2010-13”)

In September 2009, the FASB ratified ASU 2010-13, which eliminates the residual method of allocation and the requirement to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use its best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2010-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its financial position, results of operations and cash flows.

4.	Net Loss per Share Attributable to Alexza Common Stockholders

Basic and diluted net loss per share attributable to Alexza common stockholders is calculated by dividing the net loss attributable to Alexza common stockholders by the weighted-average number of common shares outstanding for the period less weighted average shares subject to repurchase, of which there were none in 2009, 2008 or 2007. Outstanding stock options, warrants, and unvested restricted stock units are not included in the net loss per share attributable to Alexza common stockholders calculation for the years ended December 31, 2009, 2008 and 2007 as the inclusion of such shares would have had an anti-dilutive effect.

Potentially dilutive securities include the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

Outstanding stock options	4,570	3,710	2,927
Unvested restricted stock units	706	123	58
Warrants to purchase common stock	5,091	2,324	2,016

5.	Cash, Cash Equivalents, and Marketable Securities

The following table outlines the amortized cost, fair value and unrealized gain/(loss) for the Company’s financial assets by major security type as of December 31, 2009 and 2008 (in thousands):

			Unrealized
December 31, 2009	Amortized Cost	Fair Value	Gain/(Loss)

Cash	$778	$778	$—
Money market funds	10,421	10,421	—
Government-sponsored enterprises	5,218	5,217	(1)
Corporate debt securities	3,500	3,500	—

Total	$19,917	$19,916	$(1)

			Unrealized
December 31, 2008	Amortized Cost	Fair Value	Gain/(Loss)

Cash	$432	$432	$—
Money market funds	19,350	19,350	—
Money market fund held by Symphony Allegro, Inc.	21,318	21,318	—
Corporate debt securities	9,633	9,649	16
Government securities	1,505	1,505	—
Government-sponsored enterprises	6,608	6,620	12

Total	$58,846	$58,874	$28

As of December 31, 2009 and 2008, the Company reported the financial assets as:

	December 31,
	2009	2008

Cash and cash equivalents	$13,450	$26,036
Investments held by Symphony Allegro, Inc.	—	21,318
Marketable securities	6,466	11,520

	$19,916	$58,874

The Company had no sales of marketable securities during the years ended December 31, 2009, 2008 or 2007. As of December 31, 2009, all of the Company’s marketable securities have a maturity of less than one year.

When determining if there are any “other-than-temporary” impairments on its investments, the Company evaluates: (i) whether the investment has been in a continuous realized loss position for over twelve months, (ii) the duration to maturity of the Company’s investments, (iii) the Company’s intention to hold the investments to maturity and if it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost bases, (iv) the credit rating of each investment, and (v) the type of investments made. Through December 31, 2009, the Company has not recognized any “other-than-temporary” losses on its investments. As of December 31, 2009, no investments have been in a continuous realized loss position for longer than twelve months.

6.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2009	2008
	(In thousands)

Lab equipment	$11,702	$11,019
Computer equipment and software	4,755	4,885
Furniture	1,060	1,123
Leasehold improvements	19,255	19,135
Construction in progress — manufacturing equipment	4,240	1,019

	41,012	37,181
Less: accumulated depreciation	(17,414)	(13,029)

	$23,598	$24,152

Property and equipment also includes equipment that secures the Company’s equipment financing agreements of $7,813,000 and $14,338,000 at December 31, 2009 and 2008, respectively. Accumulated depreciation related to assets under the equipment financing loans was $5,498,000 and $9,588,000 at December 31, 2009 and 2008, respectively. Depreciation of property and equipment under equipment financing agreements is included in depreciation expense in the statement of cash flows.

7.	Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,
	2009	2008
	(In thousands)

Accrued compensation	$2,174	$4,012
Accrued professional fees	630	439
Other	677	754

	$3,481	$5,205

8.	Commitments

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

The loans are repaid in 36 - 48 monthly installments, from the date of each draw, of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasuries of comparable maturities and ranges from 9.2% to 10.6%. The equipment purchased under the equipment financing agreement is pledged as security. As of December 31, 2009, no additional borrowings were available under the agreements. The Company believes the carrying value of the debt is equal it its fair value at December 31, 2009.

Future scheduled principal payments under the equipment financing agreements as of December 31, 2009 are as follows (in thousands):

2010	$2,088
2011	427

Total	$2,515

Due to a late payment, the Company may have been in default of the terms of its equipment financing obligations as of December 31, 2009. The Company does not believe it was in default; however, if the Company was in default, the lender would have the right to demand payment on all outstanding obligations. As a result, the Company has classified all of the outstanding equipment financing obligations as a current liability as of December 31, 2009. Subsequent to the late payment, the Company paid the installment that was at issue.

Operating Leases

The Company leases two buildings in Mountain View, California, which the Company began to occupy in the fourth quarter of 2007. The Company recognizes rental expense on the facility on a straight line basis over the initial term of the lease. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. The lease for both facilities expires on March 31, 2018, and the Company has two options to extend the lease for five years each.

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

In May 2008, the Company entered into an agreement to sublease a portion of its Mountain View facility. The sublease agreement, as amended, expires on April 30, 2010, at which time it will convert to a month-to-month lease.

In January 2010, the Company entered into an agreement to sublease an additional portion of its Mountain View facility from March 1, 2010 through February 28, 2014. The sublessee has an option to extend the lease agreement for 12 months and a second option to extend the lease agreement an additional 37 months. If the sublessee exercises these options, the rent will be at fair market rates at the time the option is exercised.

Future minimum lease payments under non-cancelable operating leases, net of sublease income, at December 31, 2009 were as follows (in thousands):

	Lease	Sublease	Net
	Payments	Receipts	Payments

2010	$5,016	$(500)	$4,516
2011	5,138	(426)	4,712
2012	5,263	(438)	4,825
2013	4,919	(451)	4,468
2014	4,934	(74)	4,860
Thereafter	15,858	—	15,858

Total minimum payments	$41,128	$(1,889)	$39,239

Rental expense, net of sublease income, was $3,050,000, $4,778,000, $5,402,000, and $18,971,000, for the years ended December 31, 2009, 2008 and 2007, and for the period from December 19, 2000 (inception) to December 31, 2009, respectively. Rental income from the sublease agreement was $656,000, $430,000, and $1,211,000 for the years ended December 31, 2009 and 2008 and for the period from December 19, 2000 (inception) to December 31, 2009, respectively. The Company received no rental income in the year ended December 31, 2007.

Manufacturing and Supply Agreement

On November 2, 2007, The Company entered into a manufacturing and supply agreement, or the supply agreement, with Autoliv ASP, Inc, or Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into the Company’s Staccato device. Autoliv had developed these chemical heat packages for the Company pursuant to a development agreement between Autoliv and the Company executed in October 2005. Under the terms of the supply agreement, Autoliv agreed to develop a manufacturing line capable of producing 10 million chemical heat packages a year. The Company agreed to pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the Food and Drug Administration of a new drug application filed by the Company. If the agreement is terminated by either party, the Company will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the chemical heat packages. Upon payment by the Company, Autoliv will be required to transfer possession and ownership of such equipment and tooling to the Company. Each quarter, the Company estimates the amount of work performed on the development of the manufacturing line and recognizes a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. As of December 31, 2009, the Company recorded a fixed asset and a current liability, based on our a Prescription Drug User Fee Act goal date of October 11, 2010, of $3,750,000 related to its commitment to Autoliv for the development of the manufacturing line. Autoliv has also agreed to manufacture, assemble and test the chemical heat packages solely for the Company in conformance with the Company’s specifications. The Company will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by the Company, per chemical heat package delivered. The initial term of the supply agreement expires on December 31, 2012 and may be extended by written mutual consent.

Autoliv has agreed to manufacture, assemble and test the Chemical Heat Packages solely for the Company in conformance with the Company’s specifications. The Company will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by the Company, per Chemical Heat Package delivered. The initial term of the Supply Agreement expires on December 31, 2012 and may be extended by mutual written consent. The Supply Agreement provides that during the term of the Supply Agreement, Autoliv will be the Company’s exclusive supplier of the Chemical Heat Packages. In addition, the Supply Agreement grants Autoliv the right to negotiate for the right to supply commercially any second generation chemical heat package (a “Second Generation Product”) and provides that the Company will pay Autoliv certain royalty payments if the Company manufactures Second Generation Products itself or if the Company obtains Second Generation Products from a third party manufacturer. Upon the expiration or termination of the Supply Agreement the Company will be required, on an ongoing basis, to pay Autoliv certain royalty payments related to the manufacture of the Chemical Heat Packages by the Company or third party manufacturers. No Chemical Heat Packages have been purchased under this agreement as of December 31, 2009.

9.	License Agreements

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

In June 2009, the Company entered into an agreement with Holdings to amend the provisions of and to exercise the Purchase Option. The Company completed the acquisition of all of the outstanding equity of Allegro pursuant to the amended Purchase Option on August 26, 2009. In exchange for all of the outstanding equity of Allegro, the Company, in lieu of the consideration described above: (i) issued to the Allegro Investors 10,000,000 shares of common stock (ii) issued to the Allegro Investors warrants to purchase 5,000,000 shares of common stock at an exercise price of $2.26 per share that are cash or net exercisable for a period of 5 years and canceled the warrants to purchase 2,000,000 shares of common stock held by the Allegro Investors and (iii) will pay Holdings certain percentages of cash payments that may be generated from future partnering transactions for the Programs. Pursuant to a registration rights agreement with Holdings, the Company filed with the SEC a registration statement for these shares of common stock and the shares of common stock underlying the warrants. The SEC declared such registration statement effective on October 16, 2009 and, pursuant to the registration rights agreement with Holdings, the Company has an obligation to take certain actions as are necessary keep such registration statement effective.

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

The noncontrolling interest in Symphony Allegro, Inc., represented an equity investment by the Allegro Investors in Allegro of $50,000,000 reduced by $10,708,000 for the value of the Purchase Option, and by $2,829,000 for a structuring fee and related expenses that the Company paid to Symphony Capital in connection with the closing of the Allegro transaction, resulting in the recording of a net noncontrolling interest of $36,463,000 on the effective date. The Company charged the losses incurred by Allegro, prior to August 26, 2009, to the noncontrolling interest in the determination of the net loss attributable to the Alexza common stockholders in the consolidated statements of operations, and the Company also reduced the noncontrolling interest in the consolidated balance sheets by Allegro’s losses. For the years ended December 31, 2009, 2008, and 2007, and the period from December 19, 2000 (inception) to December 31, 2009, the net losses of Allegro charged to the noncontrolling interest were $13,987,000 $18,591,000, $10,791,000, and $45,089,000 respectively.

Upon closing of the acquisition of all of the outstanding equity of Allegro pursuant to the amended Purchase Option, the Company recorded the acquisition as a capital transaction that did not affect its net loss. However, because the acquisition was accounted for as a capital transaction, the excess consideration transferred over the carrying value of the noncontrolling interest in Allegro was treated as a deemed dividend for purposes of reporting net loss per share, increasing net loss per share attributable to Alexza stockholders by $61,566,000 during the year ended December 31, 2009. In addition, upon the closing, the Company ceased to charge net losses of Allegro against the noncontrolling interest.

The following table outlines the estimated fair value of consideration transferred by Alexza and the computation of the excess consideration transferred over the carrying value of the noncontrolling interest in Allegro at the acquisition date (in thousands):

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

10.	Common Stock

The Company had reserved shares of common stock for future issuances as of December 31, 2009 as follows:

Stock options outstanding	4,740,499
Unvested restricted stock units outstanding	196,270
2005 Equity Incentive Plan and 2005 Non Employee Director Stock Option Plan — shares available for issuance	534,179
Employee Stock Purchase Plan — shares available for issuance	156,243
Warrants outstanding	12,727,554

Total	18,354,745

11.	Warrants

In March 2002, in connection with an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 21,429 shares of Series B preferred stock at a per share price of $1.40. The warrants expire on April 8, 2013. The Company recorded a deferred financing cost of $27,000 related to the issuance of these warrants. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.40, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and a risk-free interest rate of 4.61%. The estimated fair value of the warrants is recorded as debt discount. This amount was amortized to interest expense over the commitment term of the equipment financing agreement. In 2006, the warrant was converted to purchase 4,116 shares of common stock at a price of $7.29 per share. As of December 31, 2009, this warrant remained outstanding and exercisable.

In January and September 2003, in connection with the modifications of an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 24,058 and 19,247 shares of Series C preferred stock, respectively, at a per share price of $1.56. The warrants expire on April 8, 2013. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.56, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and risk-free interest rate of 4.05% and 4.45%, respectively. The estimated fair values of $35,000 and $27,000, respectively, were recorded as debt discount and was amortized to interest expense over the remaining commitment term of the financing agreement. In 2006, these warrants were converted into warrants to purchase 4,852 shares and 3,882 shares of common stock, both at a price of $7.74 shares. As of December 31, 2009, both of these warrants remained outstanding and exercisable.

In March 2004, in connection with the modifications of an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 14,232 shares of Series C preferred stock at a per share price of $1.56. The warrants expire on April 8, 2013. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.56, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and risk-free interest rate of 4.35%. The estimated fair value of $20,000 was recorded as debt discount and amortized to interest expense over the remaining commitment term of the financing agreement. In 2006, the warrant was converted into a warrant to purchase 2,870 shares of common stock at a price of $7.74. As of December 31, 2009, these warrants remained outstanding and exercisable.

In December 2006, in connection with the Symphony Allegro transaction (see Note 9), the Company issued to Holdings a five-year warrant to purchase 2,000,000 shares of the Company’s common stock at $9.91 per share. The warrants issued upon closing were assigned a value of $10.7 million in accordance with the Black-Scholes option valuation methodology assuming an exercise price of $9.91, an expected volatility of 80%, an expected life of 5 years, an expected dividend yield of 0% and risk-free interest rate of 4.45%. This fair value has been recorded as a reduction to the noncontrolling interest in Symphony Allegro. In August 2009, this warrant was cancelled in conjunction with the Company’s purchase of Symphony Allegro.

In March 2008, in connection with the registered direct equity issuance to Bio*One described in Note 1, the Company issued a warrant to Bio*One to purchase up to 375,000 of additional shares of Alexza common stock at a purchase price per share of $8.00. As outlined in the agreement, the warrant was subject to the same price adjustment as the common stock sale, and effective January 1, 2009 the warrant was adjusted to purchase 415,522 shares at a purchase price of $7.22 per share. The Company committed to initiate and maintain manufacturing operations in Singapore, and the warrant was to become exercisable only if the Company terminates operations in Singapore or does not achieve certain performance milestones. The warrant has a maximum term of 5 years. Net proceeds from the sale of the stock and warrant were approximately $9.84 million after deducting offering expenses. In December 2008, the Company did not meet its defined performance milestone, and as a result the warrant became fully exercisable. At December 31, 2009, this warrant remains outstanding and exercisable.

In August 2009, in connection with the acquisition of Symphony Allegro (See Note 9) the Company issued five year warrants to the Allegro Investors to purchase 5,000,000 shares of Alexza common stock at a price per share of $2.26. At December 31, 2009, the warrants remained outstanding and exercisable.

In October 2009, in conjunction with a private equity issuance (see Note 1), the Company issued seven year warrants to purchase an aggregate of 7,296,312 shares of its common stock with an exercise price per share of $2.77. The warrants are cash or net exercisable for a period of seven years from October 5, 2009 and have an exercise price of $2.77 per share. The Company granted to the investors certain registration rights related to the shares of common stock underlying the warrants. The Company filed with the SEC a registration statement covering the resale of these shares, and the SEC declared such registration statement effective on October 27, 2009. The Company also agreed to other customary obligations regarding registration, including indemnification and maintenance of the registration statement. At December 31, 2009, the warrants remained outstanding and exercisable.

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

In the third quarter of 2006, the Company began issuing restricted stock units to non-officer employees. Beginning in 2009, the Company began issuing restricted stock units to both officers and to non-employee directors. Restricted stock unit issuances to non-employee directors were made in lieu of paying cash director fees. Restricted stock units granted to officer or non-officer employees generally vest over a four-year period from the grant date or upon completion of certain performance milestones. Restricted stock units granted to non-employee directors generally vest one year after the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest.

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

The following table sets forth the summary of stock option activity under the Equity Incentive Plans:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price

Balance as of January 1, 2007	2,611,042	$5.23
Options granted	1,054,656	$9.10
Options exercised	(204,423)	$2.11
Options forfeited	(249,536)	$6.98
Options cancelled	(4,875)	$6.60

Balance as of December 31, 2007	3,206,864	$6.56
Options granted	1,472,171	$5.26
Options exercised	(104,428)	$1.55
Options forfeited	(190,284)	$7.20
Options cancelled	(200,975)	$7.81

Balance as of December 31, 2008	4,183,348	$6.14
Options granted	1,394,632	$2.48
Options exercised	(69,708)	$1.20
Options forfeited	(422,118)	$5.79
Options cancelled	(345,655)	$6.08

Balance as of December 31, 2009	4,740,499	$5.17

Options exercisable at:
December 31, 2007	1,365,538	$5.54
December 31, 2008	1,950,662	$6.02
December 31, 2009	2,865,898	$5.71

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $80,000, $463,000, and $1,662,000, respectively. None of the Company’s options have expired.

Information regarding the stock options outstanding at December 31, 2009 is summarized below:

	Outstanding			Exercisable
		Remaining			Remaining
		Contractual	Aggregate		Contractual	Aggregate
	Number	Life	Intrinsic	Number	Life	Intrinsic
Exercise Price	of Shares	(In Years)	Value	of Shares	(In Years)	Value

$1.10 – 1.38	520,882	4.94	$630,000	515,458	4.93	$624,000
1.69 – 2.37	775,724	9.66	139,000	127,523	9.17	40,000
2.64 – 3.13	495,965	9.05	—	226,130	9.06	—
3.30 – 4.35	674,735	8.38	—	268,622	8.15	—
4.41 – 7.00	505,829	7.77	—	320,099	7.54	—
7.20 – 7.90	340,560	7.05	—	279,521	7.03	—
8.00 – 8.00	575,457	4.56	—	562,775	4.53	—
8.01 – 8.89	547,908	7.48	—	343,299	7.45	—
8.91 – 11.70	303,439	7.13	—	222,471	7.09	—

	4,740,499	7.47	$769,000	2,865,898	6.63	$664,000

The intrinsic value is calculated as the difference between the market value as of December 31, 2009 and the exercise price of the shares. The market value as of December 31, 2009 was $2.40 as reported by the NASDAQ Stock Market.

Information with respect to nonvested share units (restricted stock units) as of December 31, 2009 is as follows:

		Weighted
	Number	Average
	of	Grant — Date
	Shares	Fair Value

Outstanding at January 1, 2007	34,080	7.00
Granted	74,575	8.89
Released	(8,245)	7.00
Forfeited	(7,285)	7.71

Outstanding at December 31, 2007	93,125	8.42
Granted	112,423	4.35
Released	(23,443)	8.33
Forfeited	(10,151)	7.00

Outstanding at December 31, 2008	171,954	5.86
Granted	965,643	2.19
Released	(839,469)	2.31
Forfeited	(101,858)	4.03

Outstanding at December 31, 2009	196,270	3.90

The total intrinsic value of restricted stock units released during the years ended December 31, 2009, 2008, and 2007 was $1,898,000, $131,000 and $68,000, respectively.

The Company authorized shares of common stock for issuance under the Plans as follows.

Year	Number of Shares

2001	363,636
2002	770,732
2003	454,545
2004	1,000,000
2005	25,544
2006	1,327,990
2007	676,386
2008	2,174,840
2009	656,417

As of December 31, 2009, 534,179 shares remained available for issuance under the 2005 Plan and the Directors’ Plan.

On January 1, 2010 an additional 1,037,500 shares were authorized for issuance under the evergreen provisions of the 2005 Plan and the Directors’ Plan.

2005 Employee Stock Purchase Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”) and authorized for issuance thereunder 500,000 shares of common stock. The ESPP allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of a fixed offering period, generally twenty-four months with four purchase periods within each offering period. Purchases are generally made on the last trading day of each October and April. Employees purchase shares at each purchase date at 85% of the market value of our common stock on their enrollment date or the end of the purchase period, whichever price is lower. The Company issued 439,252, 305,146, and 205,870, and shares at a weighted average prices of $1.36, $3.84, and $6.83, 2009, 2008, and 2007, respectively.

The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2009, 2008 and 2007 an additional 250,000, 250,000, and 238,193 shares, respectively, were reserved for issuance under this provision. At December 31, 2009, 156,243 shares are available for issuance under the ESPP.

On January 1, 2010 an additional 250,000 shares were reserved for issuance under the ESPP.

13.	Restructuring Charges

In January 2009, the Company restructured its operations to focus its efforts on the continued rapid development of its AZ-004 (Staccato loxapine) product candidate. The restructuring included a workforce reduction of 50 employees, representing approximately 33% of the Company’s total workforce and was completed in the second quarter of 2009. The Company incurred $2,037,000 of restructuring expenses related to employee severance and other termination benefits, including a non-cash charge of $56,000 related to modifications to share-based awards, and does not expect to incur any additional expenses related to this restructuring in future periods. As of December 31, 2009, the Company had no outstanding amounts due related to the restructuring.

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

The reported amount of income tax expense attributable to operations for the year differs from the amount that would result from applying domestic federal statutory tax rates to loss before income taxes from operations as summarized below (in thousands):

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

Federal tax benefit at statutory rate	$(14,307)	$(19,873)	$(15,321)
State tax benefit net of federal effect	(2,385)	(3,402)	(2,629)
Research and development credits	(2,537)	(2,693)	(3,538)
Other permanent differences	(31)	19	20
Share-based compensation	1,112	1,450	274
Adjustment to basis in subsidiary	3,180	—	—
Change in valuation allowance	14,662	24,567	21,193
Other	306	(68)	1

Total	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The deferred tax assets were calculated using an effective tax rate of 40%. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2009	2008
	(In thousands)

Federal and state net operating loss carryforwards	$79,478	$58,451
Federal and state research and development credit carryforwards	11,840	10,210
Accrued liabilities	9,410	2,736
Capitalized research and development costs	25,675	23,216
Other	49	42

Total deferred tax assets	126,453	94,655
Valuation allowance	(126,453)	(94,655)

Net deferred tax assets	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance increased by approximately $31,798,000, $25,252,000, and $20,847,000 during the years ended December 31, 2009, 2008, and 2007, respectively.

As of December 31, 2009 the Company had federal net operating loss carryforwards of approximately $202,200,000. The Company also had federal research and development tax credit carryforwards of approximately $7,917,000. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2020, if not utilized.

As of December 31, 2009, the Company had state net operating loss carryforwards of approximately $193,800,000, which will begin to expire in 2012. The Company also had state research and development tax credit carryforwards of approximately $3,845,000, which have no expiration, and a Manufacturer’s Investment Credit of $78,000, which will expire in 2010, if not utilized.

As of December 31, 2009, approximately $583,000 of deferred tax assets is attributable to certain employee stock option deductions and the federal and state net operating loss carryforward has been adjusted accordingly. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation with substantial effect, due to the ownership change limitations provided by the Internal Revenue Code that are applicable if the Company experiences an “ownership change”. That may occur, for example, as a result of the initial public offering aggregated with certain other sales of the Company’s stock.

The Company recognized a decrease to the deferred tax assets in 2007, to increase its reserve for unrecognized tax benefits. Because of the correlative reduction in the Company’s full valuation allowance, this adjustment did not result in a credit to deficit accumulated during the development stage. During 2008, the Company performed an analysis of its research and development credits. As a result of this analysis, the Company decreased its reserve for unrecognized tax benefits related to research and development credits. Because of the correlative reduction in the Company’s full valuation allowance, this adjustment did not result in a credit to the statement of operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,635
Additions based on tax positions taken during a prior period	—
Reductions based on tax positions taken during a prior period	—
Additions based on tax positions taken during the current period	611
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2007	$2,246
Additions based on tax positions taken during a prior period	—
Reductions based on tax positions taken during a prior period	(1,067)
Additions based on tax positions taken during the current period	401
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2008	$1,580
Additions based on tax positions taken during a prior period	645
Reductions based on tax positions taken during a prior period	—
Additions based on tax positions taken during the current period	385
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2009	$2,610

If the Company eventually is able to recognize these uncertain tax positions, most of the unrecognized tax benefits would reduce the effective tax rate.

The Company has not incurred any material interest or penalties as of December 31, 2009. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The

Company is subject to taxation in the US and various states jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years starting with 2000 to 2009 remain open in various taxing jurisdictions.

16.	Subsequent Events

In February 2010, the Company entered into a collaboration and license agreement (“License Agreement) and a manufacture and supply agreement, (“Supply Agreement” or collectively, the “Collaboration”), with Biovail Laboratories International SRL (“Biovail”), for AZ-004 for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication of treating agitation in schizophrenia and bipolar disorder patients. The Collaboration contemplates that the Company will be the exclusive supplier of drug product for clinical and commercial uses and have responsibility for the NDA for AZ-004 for the initial indication for the of rapid treatment of agitation in patients with schizophrenia or bipolar disorder, as well as responsibility for any additional development and regulatory activities required for use by these two patient populations in the outpatient setting. Biovail will be responsible for commercialization for the initial indication and, if it elects, development and commercialization of additional indications for AZ-004 in the U.S. and Canada.

Under the terms of the License Agreement, Biovail paid the Company an upfront fee of $40 million, and the Company may be eligible to receive up to an additional $90 million in milestone payments upon achievement of predetermined regulatory, clinical and commercial manufacturing milestones. The Company may be subject to certain payment obligations to Biovail, up to $5 million, if it does not meet certain other milestones prior to a termination of the license agreement. The Company is also eligible to receive tiered royalty payments of 10% to 25% on any net sales of AZ-004. The Company is responsible for conducting and funding all development and regulatory activities associated with AZ-004’s initial indication for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder as well as for its possible use in the outpatient setting in these two patient populations. The Company’s obligation to fund the outpatient development efforts is limited to a specified amount. Biovail is responsible for certain Phase 4 development commitments and related costs and expenses. For additional indications, the Company has an obligation regarding certain efforts and related costs and expenses, up to a specified amount, and if it elects, Biovail is responsible for all other development commitments and related costs and expenses.

Under the terms of the Supply Agreement, the Company is the exclusive supplier of AZ-004 and has responsibility for the manufacture, packaging, labeling and supply for clinical and commercial uses. Biovail will purchase AZ-004 from the Company at predetermined transfer prices. The transfer prices depend on the volume of AZ-004 purchases, subject to certain adjustments.

Either party may terminate the Collaboration for the other party’s uncured material breach or bankruptcy. In addition, Biovail has the right to terminate the Collaboration (a) upon 90 days written notice for convenience; (b) upon 90 days written notice if FDA does not approve the AZ-004 NDA for the initial indication for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder; (c) immediately upon written notice for safety reasons or withdrawal of marketing approval; (d) upon 90 days written notice upon certain recalls of the product; or (e) immediately upon written notice within 60 days of termination of the Supply Agreement under certain circumstances. The Supply Agreement automatically terminates upon the termination of the license agreement.

17.	Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

	Quarter Ended
	March 31	June 30	September 30	December 31

Fiscal 2009
Revenues	$9,514	$—	$—	$—
Loss from operations	(6,843)	(16,835)	(13,007)	(11,022)
Net loss	(6,904)	(16,969)	(12,425)	(19,767)
Net loss attributable to Alexza common stockholders	(1,714)	(9,740)	(72,423)	(19,767)
Basic and diluted net loss per share attributable to Alexza common stockholders	(0.05)	(0.29)	(1.95)	(0.39)
Shares used in computation of basic and diluted net loss per share attributable to Alexza common stockholders	32,967	33,136	37,060	51,272
Fiscal 2008
Revenues	$—	$—	$69	$417
Loss from operations	(19,155)	(20,500)	(21,067)	(17,998)
Net loss	(18,366)	(20,013)	(20,758)	(17,904)
Net loss attributable to Alexza common stockholders	(14,609)	(14,122)	(14,692)	(15,027)
Basic and diluted net loss per share attributable to Alexza common stockholders	(0.47)	(0.43)	(0.45)	(0.46)
Shares used in computation of basic and diluted net loss per share attributable to Alexza common stockholders	31,225	32,532	32,610	32,821

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

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

As of December 31, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Our independent registered public accounting firm, Ernst &Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on the effectiveness of our internal control over financial reporting. Their report on the audit of internal control over financial reporting appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alexza Pharmaceuticals, Inc.

We have audited Alexza Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alexza Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alexza Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alexza Pharmaceuticals, Inc. as of December 31, 2009 and December 31, 2008 and the related consolidated statements of operations, convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2009 and for the period from December 19, 2000 (inception) to December 31, 2009 and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 9, 2010

Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item concerning our directors is incorporated by reference to the information to be set forth in the sections entitled “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2009, or the Proxy Statement. The information required by this Item concerning our executive officers is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled “Executive Officers.” Information regarding compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics and certain information related to our Audit Committee and Ethics Committee is set forth under the heading “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement, and is incorporated herein by reference thereto.

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

The following table gives information about equity awards under our 2005 Equity Incentive Plan, 2005 Non-Employee Directors’ Stock Option Plan and 2005 Employee Stock Purchase Plan as of December 31, 2009.

	(a)	(b)	(c)
	Number of Securities	Weighted-Average	Number of Securities Remaining
	to be Issued upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	4,936,769	$3.66	690,422	(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	4,936,769	$3.66	690,422

(1)	The 2005 Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 2005 Plan will increase by a number equal to the lesser of (i) 1,000,000 shares, (ii) 2% of the outstanding shares on December 31 of the preceding calendar year, or (iii) an amount determined by our Board.

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
(2)	Of these shares, 156,243 shares remain available for purchase under the ESPP.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

(a) 1. Financial Statements

See Index to Financial Statements under Item 8 on page 61

(a) 2. Financial Statement Schedules

All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a) 3. Exhibits

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.5		Restated Certificate of Incorporation(1)
3.7		Amended and Restated Bylaws(1)
3.8		Amendment to Amended and Restated Bylaws(5)
4.1		Specimen Common Stock Certificate(1)
4.2		Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
10.2		Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(9)*
10.3		Form of Change of Control Agreement*(18)
10.4		2005 Equity Incentive Plan(8)*
10.5		Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)*
10.6		2005 Non-Employee Directors’ Stock Option Plan(1)
10.7		Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10.8		2005 Employee Stock Purchase Plan(1)*
10.9		Form of Offering Document to 2005 Employee Stock Purchase Plan(1)*
10.13		Development Agreement between Registrant and Autoliv ASP, Inc. dated October 3, 2005(1)
10.14		Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 20, 2002, as amended on January 7, 2003, September 3, 2003, March 18, 2004 and May 16, 2005(1)
10.15		Master Security Agreement between Registrant and General Electric Capital Corporation dated May 17, 2005, as amended on May 18, 2005(1)
10.16		Promissory Note between Registrant and General Electric Capital Corporation dated June 15, 2005(1)
10.17		Promissory Note between Registrant and General Electric Capital Corporation dated August 24, 2005(1)
10.20		Warrant to Purchase shares of Series B Preferred Stock issued to Silicon Valley Bank dated March 20, 2002(1)
10.21		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated January 7, 2003, as amended on March 4, 2003(1)
10.22		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 19, 2003(1)
10.23		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated April 7, 2004(1)
10.24		Lease Agreement between the Brittania, LLC and the Registrant dated August 25, 2006(2)
10	.26†	Purchase Option Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10	.29†	Amended and Restated Research and Development Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.30		Registration Rights Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006(2)
10	.31†	Novated and Restated Technology License Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.32		Confidentiality Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.33		2007 Performance Bonus Program*(2)
10.34		First Amendment to Lease between Britannia Hacienda VIII LLC and the Registrant dated May 4, 2007(3)

Exhibit
Number		Description of Document

10	.35†	Second Amendment to Lease between Britannia Hacienda VIII LLC and the Registrant dated August 28, 2007(4)
10	.36†	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007(5)
10.38		Offer Letter between the Registrant and Michael Simms, dated January 23, 2008(5)
10.39		Stock and Warrant Purchase Agreement between Registrant and Biomedical Investment Fund Pte Ltd., dated March 26, 2008(6)
10.40		Warrant to Purchase shares of Common Stock issued to Biomedical Investment Fund Pte Ltd. dated March 27, 2008(6)
10.41		Common Stock Purchase Agreement between Registrant and Azimuth Opportunity Ltd. dated March 31, 2008(7)
10.42		Form of Notice of Grant of Award and Stock Unit Award Agreement to 2005 Equity Incentive Plan(18)
10.43		2006 Performance Bonus Program*(10)
10.44		2008 Performance Bonus Program*(11)
10.45		2009-2010 Performance Based Incentive Program*(12)
10.46		Severance Agreement and Release Agreement between the Registrant and Anthony Tebbutt, dated February 6, 2009 and February 17, 2009, respectively(13)
10.47		Amended and Restated Purchase Option Agreement by and among the Company, Holdings and Symphony Allegro dated June 15, 2009*(14)
10.48		Warrant Purchase Agreement between the Company and Holdings dated June 15, 2009(14)
10.49		Amended and Restated Registration Rights Agreement between the Company and Holdings dated June 15, 2009(14)
10.50		Form of Amendment to Change of Control Agreement*(15)
10.51		Form of Warrants to Purchase Shares of Common Stock, dated August 26, 2009(16)
10.52		Letter Agreement among the Company, Symphony Allegro Holdings LLC, Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC, dated August 26, 2009(16)
10.53		Securities Purchase Agreement by and among Alexza and the purchasers identified therein, dated September 29, 2009(17)
10.54		Form of Warrants to Purchase shares of Common Stock, dated October 5, 2009(17)
10	.55††◆	Biovail Collaboration and License Agreement, dated February 9, 2010
10	.56††◆	Biovail Manufacture and Supply Agreement dated February 9, 2010
14.1		Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)
21	.1◆	Subsidiaries of Registrant
23	.1◆	Consent of Independent Registered Public Accounting Firm
24	.1◆	Power of Attorney included on the signature pages hereto
31	.1◆	Section 302 Certification of CEO.
31	.2◆	Section 302 Certification of CFO.
32	.1◆	Section 906 Certifications of CEO and CFO.

*	Management contract or compensation plan or arrangement.

◆	Filed herein

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

††	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007.

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(6)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(7)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 31, 2008.

(8)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 30, 2008.

(9)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 14, 2008.

(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on June 5, 2006.

(11)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on April 16, 2008.

(12)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 24, 2009.

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on May 11, 2009.

(14)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on June 26, 2009.

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 5, 2009.

(16)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 26, 2009.

(17)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 30, 2009.

(18)	Incorporated by reference to our Current Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 10, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXZA PHARMACEUTICALS, INC.

By:	/s/ THOMAS B. KING
Thomas B. King
President and Chief Executive Officer

Dated: March 9, 2010

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

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2010.

Signature	Title

/s/ THOMAS B. KING Thomas B. King	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ AUGUST J. MORETTI August J. Moretti	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ HAL V. BARRON Hal V. Barron	Director

/s/ ANDREW L. BUSSER Andrew L. Busser	Director

/s/ SAMUEL D. COLELLA Samuel D. Colella	Director

/s/ ALAN D. FRAZIER Alan D. Frazier	Director

Signature	Title

/s/ DEEPIKA R. PAKIANATHAN Deepika R. Pakianathan	Director

/s/ J. LEIGHTON READ J. Leighton Read	Director

/s/ GORDON RINGOLD Gordon Ringold	Director

/s/ ISAAC STEIN Isaac Stein	Director

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.5		Restated Certificate of Incorporation(1)
3.7		Amended and Restated Bylaws(1)
3.8		Amendment to Amended and Restated Bylaws(5)
4.1		Specimen Common Stock Certificate(1)
4.2		Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
10.2		Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(9)*
10.3		Form of Change of Control Agreement*(18)
10.4		2005 Equity Incentive Plan(8)*
10.5		Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)*
10.6		2005 Non-Employee Directors’ Stock Option Plan(1)
10.7		Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10.8		2005 Employee Stock Purchase Plan(1)*
10.9		Form of Offering Document to 2005 Employee Stock Purchase Plan(1)*
10.13		Development Agreement between Registrant and Autoliv ASP, Inc. dated October 3, 2005(1)
10.14		Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 20, 2002, as amended on January 7, 2003, September 3, 2003, March 18, 2004 and May 16, 2005(1)
10.15		Master Security Agreement between Registrant and General Electric Capital Corporation dated May 17, 2005, as amended on May 18, 2005(1)
10.16		Promissory Note between Registrant and General Electric Capital Corporation dated June 15, 2005(1)
10.17		Promissory Note between Registrant and General Electric Capital Corporation dated August 24, 2005(1)
10.20		Warrant to Purchase shares of Series B Preferred Stock issued to Silicon Valley Bank dated March 20, 2002(1)
10.21		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated January 7, 2003, as amended on March 4, 2003(1)
10.22		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 19, 2003(1)
10.23		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated April 7, 2004(1)
10.24		Lease Agreement between the Brittania, LLC and the Registrant dated August 25, 2006(2)
10	.26†	Purchase Option Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10	.29†	Amended and Restated Research and Development Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.30		Registration Rights Agreement between Symphony Allegro Holdings LLC and Registrant dated December 1, 2006(2)
10	.31†	Novated and Restated Technology License Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.32		Confidentiality Agreement by and among Symphony Allegro Holdings LLC and Symphony Allegro, Inc. and Registrant dated December 1, 2006(2)
10.33		2007 Performance Bonus Program*(2)
10.34		First Amendment to Lease between Britannia Hacienda VIII LLC and the Registrant dated May 4, 2007(3)

Exhibit
Number		Description of Document

10	.35†	Second Amendment to Lease between Britannia Hacienda VIII LLC and the Registrant dated August 28, 2007(4)
10	.36†	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007(5)
10.38		Offer Letter between the Registrant and Michael Simms, dated January 23, 2008(5)
10.39		Stock and Warrant Purchase Agreement between Registrant and Biomedical Investment Fund Pte Ltd., dated March 26, 2008(6)
10.40		Warrant to Purchase shares of Common Stock issued to Biomedical Investment Fund Pte Ltd. dated March 27, 2008(6)
10.41		Common Stock Purchase Agreement between Registrant and Azimuth Opportunity Ltd. dated March 31, 2008(7)
10.42		Form of Notice of Grant of Award and Stock Unit Award Agreement to 2005 Equity Incentive Plan(18)
10.43		2006 Performance Bonus Program*(10)
10.44		2008 Performance Bonus Program*(11)
10.45		2009-2010 Performance Based Incentive Program*(12)
10.46		Severance Agreement and Release Agreement between the Registrant and Anthony Tebbutt, dated February 6, 2009 and February 17, 2009, respectively(13)
10.47		Amended and Restated Purchase Option Agreement by and among the Company, Holdings and Symphony Allegro dated June 15, 2009*(14)
10.48		Warrant Purchase Agreement between the Company and Holdings dated June 15, 2009(14)
10.49		Amended and Restated Registration Rights Agreement between the Company and Holdings dated June 15, 2009(14)
10.50		Form of Amendment to Change of Control Agreement*(15)
10.51		Form of Warrants to Purchase Shares of Common Stock, dated August 26, 2009(16)
10.52		Letter Agreement among the Company, Symphony Allegro Holdings LLC, Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC, dated August 26, 2009(16)
10.53		Securities Purchase Agreement by and among Alexza and the purchasers identified therein, dated September 29, 2009(17)
10.54		Form of Warrants to Purchase shares of Common Stock, dated October 5, 2009(17)
10	.55††◆	Biovail Collaboration and License Agreement, dated February 9, 2010
10	.56††◆	Biovail Manufacture and Supply Agreement dated February 9, 2010
14.1		Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)
21	.1◆	Subsidiaries of Registrant
23	.1◆	Consent of Independent Registered Public Accounting Firm
24	.1◆	Power of Attorney included on the signature pages hereto
31	.1◆	Section 302 Certification of CEO.
31	.2◆	Section 302 Certification of CFO.
32	.1◆	Section 906 Certifications of CEO and CFO.

*	Management contract or compensation plan or arrangement.

◆	Filed herein

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

††	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007.

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(6)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(7)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 31, 2008.

(8)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 30, 2008.

(9)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 14, 2008.

(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on June 5, 2006.

(11)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on April 16, 2008.

(12)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 24, 2009.

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on May 11, 2009.

(14)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on June 26, 2009.

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 5, 2009.

(16)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 26, 2009.

(17)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 30, 2009.

(18)	Incorporated by reference to our Current Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 10, 2009.