Form 10-Q
period 2010-03-31
Alexza Pharmaceuticals Inc.
filed 2010-05-10
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐   No   ☑
Total number of shares of common stock outstanding as of April 30, 2010: 52,882,395.

ALEXZA PHARMACEUTICALS, INC.

		page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 and the period from December 19, 2000 (inception) to March 31, 2010	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and the period from December 19, 2000 (inception) to March 31, 2010	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	30

Item 1.	Legal Proceedings	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

SIGNATURES		50
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2010	2009(1)
ASSETS
Current assets:
Cash and cash equivalents	$23,231	$13,450
Marketable securities	17,753	6,466
Other receivables	—	1,406
Prepaid expenses and other current assets	672	804

Total current assets	41,656	22,126

Property and equipment, net	24,962	23,598
Restricted cash	400	400
Other assets	46	50

Total assets	$67,064	$46,174

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,088	$2,705
Accrued clinical trial expenses	236	303
Other accrued expenses	3,300	3,481
Other current liabilities	4,104	3,750
Current portion of contingent consideration liability	5,939	13,202
Current portion of equipment financing obligations	1,787	2,515

Total current liabilities	17,454	25,956

Deferred rent	16,325	15,708
Deferred revenue	40,000	—
Noncurrent portion of contingent consideration liability	12,121	11,636

Stockholders’ deficit:
Preferred stock	—	—
Common stock	5	5
Additional paid-in-capital	259,187	257,493
Other comprehensive income	7	(1)
Deficit accumulated during development stage	(278,035)	(264,623)

Total stockholders’ deficit	(18,836)	(7,126)

Total liabilities and stockholders’ deficit	$67,064	$46,174

(1)	The condensed consolidated balance sheet at December 31, 2009 has been derived from audited consolidated financial statements at that date.
See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

			Period from
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2010	2009	2010

Revenue	$—	$9,514	$16,945

Operating expenses:
Research and development	7,564	10,965	252,025
General and administrative	5,052	3,864	83,162
Restructuring charges	—	1,528	2,037
Acquired in-process research and development	—	—	3,916

Total operating expenses	12,616	16,357	341,140

Loss from operations	(12,616)	(6,843)	(324,195)

Loss on change in fair value of contingent consideration liability	(722)	—	(8,705)
Interest and other income (expense), net	(19)	97	13,879
Interest expense	(55)	(158)	(4,103)

Net loss	(13,412)	(6,904)	(323,124)

Consideration paid in excess of carrying value of the noncontrolling interest in Symphony Allegro, Inc.	—	—	(61,566)
Net loss attributed to noncontrolling interest in Symphony Allegro, Inc.	—	5,190	45,089

Net loss attributable to Alexza common stockholders	$(13,412)	$(1,714)	$(339,601)

Net loss per share attributable to Alexza common stockholders	$(0.26)	$(0.05)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	52,524	32,967

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(13,412)	$(6,904)	$(323,124)

Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Share-based compensation	1,650	1,962	20,585
Change in fair value of contingent consideration liability	722	—	8,705
Extinguishment of officer note receivable	—	—	2,300
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	4	12	395
Amortization of premium (discount) on available-for-sale securities	7	3	(594)
Depreciation and amortization	1,167	1,257	22,776
Loss on disposal of property and equipment	19	—	145
Changes in operating assets and liabilities:
Other receivables	1,406	—	—
Prepaid expenses and other current assets	132	488	(666)
Other assets	—	—	(2,625)
Accounts payable	(617)	(854)	1,959
Accrued clinical and other accrued liabilities	(248)	(2,152)	(164)
Deferred revenues	40,000	(9,514)	40,000
Other liabilities	617	(302)	19,715

Net cash provided by (used in) operating activities	31,447	(16,004)	(206,363)

Cash flows from investing activities:
Purchases of available-for-sale securities	(17,746)	(2,557)	(355,918)
Maturities of available-for-sale securities	6,460	11,506	338,767
Purchases of available-for-sale securities held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	—	3,731	45,093
(Increase)/decrease in restricted cash	—	—	(400)
Purchases of property and equipment	(2,196)	(918)	(43,542)
Proceeds from disposal of property and equipment	—	—	28
Cash paid for merger	—	—	(250)

Net cash provided by (used in) investing activities	(13,482)	11,762	(66,197)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2010	2009	2010
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	—	—	139,722
Proceeds from exercise of stock options and stock purchase rights under the Employee Stock Purchase Plan	44	19	5,480
Repurchases of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest in Symphony Allegro, Inc	—	—	4,882
Proceeds from purchase of noncontrolling interest by preferred stockholders in Symphony Allegro, Inc, net of fees	—	—	47,171
Payments of contingent payments to Symphony Allegro Holdings, LLC.	(7,500)	—	(7,500)
Proceeds from equipment financing obligations	—	—	18,932
Payments of equipment financing obligations	(728)	(1,208)	(17,598)

Net cash provided by (used in) financing activities	(8,184)	(1,189)	295,791

Net increase (decrease) in cash and cash equivalents	9,781	(5,431)	23,231
Cash and cash equivalents at beginning of period	13,450	26,036

Cash and cash equivalents at end of period	$23,231	$20,605	$23,231

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
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
The Company is a pharmaceutical development company focused on the research, development, and commercialization of novel proprietary products for the acute treatment of central nervous system conditions. The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, conducting research and development, conducting preclinical studies and clinical trials, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage and operates in one business segment.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or any other future year.
The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed on March 9, 2010.
Basis of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Alexza and its wholly-owned subsidiaries, Alexza Singapore Pte. Ltd., Alexza Singapore Manufacturing Pte. Ltd., Alexza UK Limited, and Symphony Allegro, Inc. (“Allegro”). On August 26, 2009, Alexza acquired all of the outstanding equity of Allegro (see Note 11). Prior to August 26, 2009, Alexza consolidated the financial results of Allegro, as Allegro was deemed a variable interest entity and Alexza was deemed the primary beneficiary. All significant intercompany balances and transactions have been eliminated.
Significant Risks and Uncertainties
The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. The Company has financed its operations primarily through the sale of equity securities, licensing collaborations, capital lease and equipment financing and government grants. The Company will need to raise additional capital to fund its operations, to develop its product candidates, and to develop its manufacturing capabilities, and such funding may not be available or may be on terms that are not favorable to the Company.
Recently Adopted Accounting Standards
The Financial Accounting Standards Board (“FASB”) ratified ASU 2010-06, which modified the disclosure requirements regarding fair value accounting. The Company adopted the provisions of ASU 2010-06 during the three months ended March 31, 2010, see Note 2. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards
The FASB ratified ASU 2010-13, which eliminates the residual method of allocation and the requirement to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2010-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its financial position, results of operations and cash flows.
In March 2010, the FASB issued new guidance on the use of the milestone method of recognizing revenue for research and development arrangements under which consideration to be received by the vendor is contingent upon the achievement of certain milestones. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Additional disclosures describing the consideration arrangement and the entity’s accounting policy for recognition of such milestone payments are also required. The new guidance is effective for fiscal years, and interim periods within such fiscal years, beginning on or after June 15, 2010, with early adoption permitted. The guidance may be applied prospectively to milestones achieved during the period of adoption or retrospectively for all prior periods. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its financial position, results of operations and cash flows.
2. Fair Value Accounting
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Three levels of inputs, of which the first two are considered observable and the last unobservable, may be used to measure fair value. The three levels are:
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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, and marketable securities) by major security type and liability measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

March 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$14,790	$—	$—	$14,790

Available for sale debt securities
Corporate debt securities	$—	$16,742	$—	$16,742
Government-sponsored enterprises	—	8,857	—	8,857

Total available for sale debt securities	—	25,599	—	25,599

Total assets	$14,790	$25,599	$—	$40,389

Liabilities
Contingent consideration liability	$—	$—	$18,060	$18,060

Total liabilities	$—	$—	$18,060	$18,060

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,421	$—	$—	$10,421

Available for sale debt securities
Government-sponsored enterprises	—	5,217	—	5,217
Corporate debt securities	—	3,500	—	3,500

Total available for sale debt securities	—	8,717	—	8,717

Total assets	$10,421	$8,717	$—	$19,138

Liabilities
Contingent consideration liability	$—	$—	$24,838	$24,838

Total liabilities	$—	$—	$24,838	$24,838

Cash equivalents and marketable securities
The following table outlines the amortized cost, fair value and unrealized gain/(loss) for the Company’s financial assets by major security type as of March 31, 2010 and December 31, 2009 (in thousands):

	Amortized	Fair	Unrealized
March 31, 2010	Cost	Value	Gain/(Loss)
Money market funds	14,790	14,790	—
Corporate debt securities	16,736	16,742	6
Government-sponsored enterprises	8,856	8,857	1

Total	$40,382	$40,389	$7

	Amortized	Fair	Unrealized
December 31, 2009	Cost	Value	Gain/(Loss)
Money market funds	10,421	10,421	—
Government-sponsored enterprises	5,218	5,217	(1)
Corporate debt securities	3,500	3,500	—

Total	$19,139	$19,138	$(1)

The Company had no sales of marketable securities during the three months ended March 31, 2010 or 2009. As of March 31, 2010, all of the Company’s marketable securities have a maturity of less than one year.

When determining if there are any “other-than-temporary” impairments on its investments, the Company evaluates: (i) whether the investment has been in a continuous realized loss position for over 12 months; (ii) the duration to maturity of the Company’s investments; (iii) the Company’s intention to hold the investments to maturity and if it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost bases; (iv) the credit rating of each investment; and (v) the type of investments made. Through March 31, 2010, the Company has not recognized any “other-than-temporary” losses on its investments.
The Company’s available for sale debt securities are valued utilizing a multi-dimensional relational model. Inputs, listed in approximate order of priority for use when available, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.
Cash, cash equivalents and marketable securities consisted of (in thousands):

	March 31,	December 31,
	2010	2009
Reported as:
Cash and cash equivalents	$23,231	$13,450
Marketable securities	17,753	6,466

Total	$40,984	$19,916

Contingent consideration liability
In connection with the exercise of the Company’s option to purchase all of the outstanding equity of Allegro, the Company is obligated to make contingent cash payments to the former Allegro stockholders related to certain payments received by the Company from future partnering agreements pertaining to AZ-004/104 (Staccato loxapine) or AZ-002 (Staccato alprazolam) (see Note 11). The Company estimated the fair value of this contingent consideration liability using a probability-weighted discounted cash flow model. The Company derived multiple cash flow scenarios for each of the product candidates and applied a probability to each of the scenarios. These cash flows were then discounted at an 18% rate.
This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value.
The Company records any changes in the fair value of the contingent consideration liability in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, U.S. Food and Drug Administration (“FDA”) approval or nonapproval of the Company’s submissions, such as the New Drug Application (“NDA”) for AZ-004 submitted by the Company in December 2009, the timing and terms of any strategic partnership agreement, and the commercial success of AZ-004, AZ-104 or AZ-002 could have a material impact on the fair value of the contingent consideration liability, and as a result, the Company’s results of operations and financial position.
In February 2010, Biovail paid the Company an upfront $40 million payment for the rights to commercialize AZ-004 in the United States and Canada (See Note 11). The Company in turn paid $7.5 million of the upfront payment to the former Allegro stockholders under the terms of the option to purchase all of the outstanding equity of Allegro.
The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three months ended March 31, 2010 (in thousands).

Amount
Beginning balance — January 1, 2010	$24,838
Payments made	(7,500)
Adjustments to fair value measurement	722

Ending balance — March 31, 2010	$18,060

3. Share-Based Compensation Plans
2005 Equity Incentive Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan is an amendment and restatement of the Company’s previous stock option plans. Stock options issued under the 2005 Plan generally vest over four years, based on service time, or upon the accomplishment of certain milestones and have a maximum contractual term of 10 years. Restricted stock units granted to officer or non-officer employees generally vest over four years from the grant date or upon the accomplishment of certain milestones. Restricted stock units granted to non-employee directors generally vest one year after the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted units are not considered issued and outstanding. Shares are issued upon vesting of the restricted stock units.
The 2005 Plan provides for annual reserve increases on the first day of each year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 2% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 1,000,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2010 and 2009 an additional 1,000,000 and 656,417 shares of the Company’s common stock, respectively, were reserved for issuance under this provision.
2005 Non-Employee Directors’ Stock Option Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors, which vest over four years and have a term of 10 years. The Directors’ Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2010 and 2009 an additional 37,500 shares of the Company’s common stock were reserved for issuance under this provision.
The following table sets forth the summary of option activity under the Company’s share-based compensation plans for the three months ended March 31, 2010:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance at January 1, 2010	4,740,499	$5.17
Options granted	147,171	2.56
Options exercised	(39,337)	1.13
Options canceled	(297,203)	8.08

Balance at March 31, 2010	4,551,130	4.93

The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $61,000 and $13,000, respectively.

The following table sets forth the summary of restricted stock unit activity under the Company’s equity incentive plans for the three months ended March 31, 2010:

		Weighted
	Number	Average
	Of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2010	196,270	$3.90
Granted	1,243,341	2.40
Released	(121,441)	2.47
Forfeited	(4,075)	5.69

Outstanding at March 31, 2010	1,314,095	2.57

As of March 31, 2010, 232,445 and 250,000 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.
2005 Employee Stock Purchase Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of a fixed offering period, generally 24 months with four purchase periods within each offering period. Purchases are generally made on the last trading day of each October and April. Employees purchase shares at each purchase date at 85% of the market value of the Company’s common stock on their enrollment date or the end of the purchase period, whichever price is lower.
The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. An additional 250,000 shares were reserved for issuance on each of January 1, 2010 and 2009 under this provision. The Company did not issue any shares under the ESPP in the three months ended March 31, 2010 or 2009. At March 31, 2010, 406,243 shares are available for issuance under the ESPP.
4. Share-Based Compensation
Employee Share-Based Awards
Compensation cost for employee share-based awards is based on the grant-date fair value and will be recognized over the vesting period of the applicable award on a straight-line basis. The Company issues employee share-based awards in the form of stock options and restricted stock units under the Company’s equity incentive plans, and stock purchase rights under the Company’s employee stock purchase plan.
Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units
During the three months ended March 31, 2010 and 2009, the weighted average fair value of employee stock options granted was $1.75 and $1.76, respectively. The weighted average fair value of restricted stock units issued was $2.40 and $2.19 during the three months ended March 31, 2010 and 2009, respectively. The weighted average fair value of stock purchase rights granted under the Company’s employee stock purchase plan was $1.54 and $3.10 during the three months ended March 31, 2010 and 2009, respectively.

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended
	March 31,
	2010	2009
Stock Option Plans
Weighted-average expected term	5.0 years	5.0 years
Expected volatility	86%	85%
Risk-free interest rate	2.49%	1.68%
Dividend yield	0%	0%

Employee Stock Purchase Plan
Weighted-average expected term	2.0 years	1.88 years
Expected volatility	83%	70%
Risk-free interest rate	1.41%	2.82%
Dividend yield	0%	0%
The estimated fair value of restricted stock units awards is calculated based on the market price of Alexza’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on Alexza common stock prior to vesting of the restricted stock unit. The Company’s estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.
As of March 31, 2010, there were $4,358,000, $2,688,000 and $265,000 of total unrecognized compensation costs related to unvested stock option awards, unvested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 1.61 years, 0.94 years and 0.84 years, respectively.
There was no share-based compensation capitalized at March 31, 2010.
5. Net Loss per Share Attributable to Alexza Common Stockholders
Historical basic and diluted net loss per share attributable to Alexza common stockholders is calculated by dividing the net loss attributable to Alexza common stockholders by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share attributable to Alexza common stockholders calculation for the three months ended March 31, 2010 and 2009 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2010	2009
Stock options	4,645,815	4,514,759
Restricted stock units	755,183	628,885
Warrants to purchase common stock	12,727,554	2,431,242
6. Restructuring Charges
In January 2009, the Company restructured its operations to focus its efforts on the continued rapid development of its AZ-004 (Staccato loxapine) product candidate. The restructuring included a workforce reduction of 50 employees, representing approximately 33% of the Company’s total workforce and was completed in the second quarter of 2009. The Company incurred restructuring expenses of $1,528,000 in the three months ended March 31, 2009 and $2,037,000 during the year ended December 31, 2009 related to employee severance and other termination benefits, including a non-cash charge related to modifications to share-based awards. All expenses were incurred and paid in 2009 and no additional charges are expected related to this restructuring.

7. Comprehensive Loss Attributed to Alexza Common Stockholders
Comprehensive loss attributed to Alexza common stockholders is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss attributed to Alexza common stockholders for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(13,412)	$(6,904)
Change in unrealized gain (loss) on marketable securities	8	(32)

Comprehensive loss	(13,404)	(6,936)
Comprehensive loss attributable to noncontrolling interest in Symphony Allegro. Inc	—	5,190

Comprehensive loss attributable to Alexza common stockholders	$(13,404)	$(1,746)

8. Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Accrued compensation	$1,981	$2,174
Accrued professional fees	433	630
Other	886	677

Total	$3,300	$3,481

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
Future scheduled principal payments under the equipment financing agreements as of March 31, 2010 are as follows (in thousands):

Remainder of 2010	$1,361
2011	426

Total	$1,787

Due to a late payment made in October 2009, the Company may be in default of the terms of its equipment financing obligations. The Company does not believe it is in default; however, if the Company is in default, the lender would have the right to demand payment on all outstanding obligations. As a result, the Company has classified all of the outstanding equipment financing obligations as a current liability as of March 31, 2010. Subsequent to the late payment, the Company paid the installment that was at issue.
10. Facility Leases
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
In May 2008, the Company entered into an agreement to sublease a portion of its Mountain View facility. The sublease agreement, as amended, expires on January 31, 2011, at which time it will convert to a month-to-month lease.
In January 2010, the Company entered into an agreement to sublease an additional portion of its Mountain View facility from March 1, 2010 through February 28, 2014. The sublessee has an option to extend the sublease agreement for 12 months and a second option to extend the sublease agreement an additional 37 months. If the sublessee exercises these options, the rent will be at fair market rates at the time the option is exercised. In the three months ended March 31, 2010, the Company recorded a charge of $1,144,000 to record the difference between the lease payments made by the Company and the cash receipts generated from the sublease over the life of the sublease.
11. License Agreements
Biovail Laboratories International SRL
In February 2010, the Company entered into a collaboration and license agreement (“License Agreement”) and a manufacture and supply agreement, (“Supply Agreement” and collectively, the “Collaboration”), with Biovail Laboratories International SRL (“Biovail”), for AZ-004 for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication for the rapid treatment of agitation in schizophrenia and bipolar disorder patients. The Collaboration contemplates that the Company will be the exclusive supplier of drug product for clinical and commercial uses and have responsibility for the NDA for AZ-004 for the initial indication, as well as responsibility for any additional development and regulatory activities required for use by these two patient populations in the outpatient setting. Biovail will be responsible for commercialization for the initial indication and, if it elects, development and commercialization of additional indications for AZ-004 in the U.S. and Canada.
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
Either party may terminate the Collaboration for the other party’s uncured material breach or bankruptcy. In addition, Biovail has the right to terminate the Collaboration (a) upon 90 days written notice for convenience; (b) upon 90 days written notice if the FDA does not approve the AZ-004 NDA for the initial indication for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder; (c) immediately upon written notice for safety reasons or withdrawal of marketing approval; (d) upon 90 days written notice upon certain recalls of the product; or (e) immediately upon written notice within 60 days of termination of the Supply Agreement under certain circumstances. The Supply Agreement automatically terminates upon the termination of the License Agreement.

For revenue recognition purposes, the Company views the Collaboration with Biovail as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluates whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items exist. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company has concluded that there is not objective and reliable evidence of fair value of all of the undelivered elements, and thus the Company is accounting for such elements as a single unit of accounting. Further, the Company currently estimates that the final deliverable under the Collaboration will be the supply of clinical and commercial product to Biovail. The Company plans to recognize revenue associated with the upfront payment over the periods beginning with the first supply of commercial product to Biovail through May 2022. The Company has not commenced the delivery of clinical and commercial product to Biovail, thus no revenue was recognized during the three months ended March 31, 2010.
Symphony Allegro, Inc.
On December 1, 2006, the Company entered into a series of related agreements with Symphony Capital LLC (“Symphony Capital”), Symphony Allegro Holdings LLC (“Holdings”) and Allegro, providing for the financing of the clinical development of its AZ-002, Staccato alprazolam, and AZ-004/104, Staccato loxapine, product candidates (the “Programs”). Symphony Capital and other investors (collectively, the “Allegro Investors”) invested $50,000,000 in Holdings, which then invested the $50,000,000 in Allegro. Pursuant to the agreements, Allegro agreed to invest up to the full $50,000,000 to fund the clinical development of the Programs, and the Company licensed to Allegro certain intellectual property rights related to the Programs. The Company received an exclusive purchase option (the “Purchase Option”) that gave the Company the right, but not the obligation, to acquire all, but not less than all, of the outstanding equity of Allegro, thereby allowing the Company to reacquire all of the Programs.
In June 2009, the Company entered into an agreement with Holdings to amend the provisions of and to exercise the Purchase Option. The Company completed the acquisition of all of the outstanding equity of Allegro pursuant to the amended Purchase Option on August 26, 2009. In exchange for all of the outstanding equity of Allegro, the Company: (i) issued to the Allegro Investors 10,000,000 shares of common stock; (ii) issued to the Allegro Investors five-year warrants to purchase 5,000,000 shares of common stock at an exercise price of $2.26 per share and canceled the warrants to purchase 2,000,000 shares of common stock held by the Allegro Investors; and (iii) will pay Holdings certain percentages of cash payments that may be generated from future partnering transactions for the Programs.
Prior to the closing of the acquisition of all of the outstanding equity of Allegro pursuant to the amended Purchase Option, the Company had concluded that Allegro was by design a variable interest entity. The Company also concluded that it was most closely associated with Allegro and therefore consolidated Allegro’s financial results.
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
Endo Pharmaceuticals, Inc.
On December 27, 2007, the Company entered into a license, development and supply agreement (the “Endo Agreement”), with Endo Pharmaceuticals, Inc. (“Endo”) for AZ-003 (Staccato fentanyl) and the fentanyl class of molecules for North America. Under the terms of the Endo Agreement, Endo paid the Company a $10,000,000 non-refundable upfront fee and Endo was obligated to pay potential additional milestone payments of up to $40,000,000 upon achievement of predetermined regulatory and clinical milestones. Endo was also obligated to pay royalties to the Company on net sales of the product, from which the Company would be required to pay for the cost of goods for the manufacture of the commercial version of the product. Under the terms of the Endo Agreement, the Company had primary responsibility for the development and costs of the Staccato Electronic Multiple Dose device and the exclusive right to manufacture the product for clinical development and commercial supply. Endo had the responsibility for future pre-clinical, clinical and regulatory development, and, if AZ-003 was approved for marketing, for commercializing the product in North America. The Company recorded the $10,000,000 upfront fee it received from Endo in January 2008 as deferred revenue. The Company was unable to allocate a fair value to each of the deliverables outlined in the Endo Agreement and therefore accounted for the deliverables as a single unit of accounting. The Company began to recognize the $10,000,000 upfront payment as revenue in the third quarter of 2008 over the estimated performance period of six years, resulting in revenues of $486,000 in 2008.
In January 2009, the Company and Endo mutually agreed to terminate the Endo Agreement, with all rights to AZ-003 reverting back to the Company. The Company’s obligations under the Endo Agreement were fulfilled upon the termination of the Endo Agreement, and the Company recognized the remaining deferred revenue of $9,514,000 during the three months ended March 31, 2009.
12. Autoliv Manufacturing and Supply Agreement
On November 2, 2007, the Company entered into a Manufacturing and Supply Agreement (“Manufacture Agreement”) with Autoliv ASP, Inc. (“Autoliv”) relating to the commercial supply of heat packages that can be incorporated into its Staccato device (the “Chemical Heat Packages”). Under the terms of the Manufacture Agreement, Autoliv will develop a manufacturing line capable of producing 10 million Chemical Heat Packages a year. The Company will pay Autoliv $12,000,000 upon the earlier of December 31, 2011 or 60 days after the approval by the FDA of a new drug application filed by the Company. If the Manufacture Agreement is terminated by either party, the Company will be required to reimburse Autoliv up to $12,000,000 for certain expenses related to the equipment and tooling used in the production and testing of the Chemical Heat Packages. Upon payment by the Company, Autoliv will be required to transfer possession and ownership of such equipment and tooling to the Company. Each quarter, the Company estimates the amount of work performed on the development of the manufacturing line and recognizes a portion of the total payment related to the manufacturing line as a capital asset and a corresponding liability. The Company has recorded a fixed asset and a current liability of $4,104,000 related to its commitment to Autoliv for the development of the manufacturing line as of March 31, 2010.
Autoliv has agreed to manufacture, assemble and test the Chemical Heat Packages solely for the Company in conformance with the Company’s specifications. The Company will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by the Company, per Chemical Heat Package delivered. The initial term of the Manufacture Agreement expires on December 31, 2012 and may be extended by mutual written consent. The Manufacture Agreement provides that during the term of the Manufacture Agreement, Autoliv will be the Company’s exclusive supplier of the Chemical Heat Packages. In addition, the Manufacture Agreement grants Autoliv the right to negotiate for the right to supply commercially any second generation chemical heat package (a “Second Generation Product”) and provides that the Company will pay Autoliv certain royalty payments if the Company manufactures Second Generation Products itself or if the Company obtains Second Generation Products from a third party manufacturer. Upon the expiration or termination of the Manufacture Agreement, the Company will be required, on an ongoing basis, to pay Autoliv certain royalty payments related to the manufacture of the Chemical Heat Packages by the Company or third party manufacturers.

13. Subsequent Events
On May 4, 2010, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). Under the terms of the Loan Agreement, the Company borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14% and issued to Hercules a secured term promissory note evidencing the loan. The Company will make interest only payments for the initial eight months, which will be extended an additional three months if the Company receives FDA approval for the AZ-004 NDA by February 1, 2011. Thereafter, the loan will be repaid in 33 equal monthly installments.
The Loan Agreement limits both the seniority and amount of future debt the Company may incur. If upon a change of control of the Company, Hercules reasonably determines that the surviving obligors comprising the Company are less creditworthy than the Company was immediately prior to the change of control, the Company will be required to prepay all of its obligations under the Loan Agreement, including all interest that would have accrued had the loan been outstanding through the maturity date.
In conjunction with the loan, the Company issued to Hercules a five-year warrant to purchase 376,394 shares of the Company’s common stock at a price of $2.69 per share, which was the 50-day average daily weighted average trading price at the time the term sheet for the loan was issued by Hercules.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the prospects and anticipated timing of us receiving approval to market AZ-004, the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for our product candidates, our future operating expenses, our future losses, our future expenditures and the sufficiency of our cash resources. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
We are a pharmaceutical company focused on the research, development, and commercialization of novel proprietary products for the acute treatment of central nervous system, or CNS, conditions. All of our product candidates are based on our proprietary technology, the Staccato system. The Staccato system vaporizes an excipient-free drug to form a condensation aerosol that, when inhaled, allows for rapid systemic drug delivery. Because of the particle size of the aerosol, the drug is quickly absorbed through the deep lung into the bloodstream, providing speed of therapeutic onset that is comparable to intravenous, or IV, administration but with greater ease, patient comfort and convenience. In December 2009, we submitted our first New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for our lead product candidate, AZ-004. In February 2010, we licensed the U.S. and Canadian commercialization rights to AZ-004 to Biovail Laboratories International SRL, or Biovail. We plan to seek additional commercial partners for AZ-004 outside of the United States and Canada.
We have five other product candidates in various stages of clinical development, ranging from Phase 1 through late-stage Phase 2. In January 2009, we reduced, and in some cases suspended, the development of these product candidates in order to concentrate our efforts and resources on the clinical, regulatory, manufacturing and commercial development of our lead product candidate. We are conducting a review of our product candidate portfolio and plan to advance the development of at least one product candidate in the second half of 2010. We are seeking partners to support development of our product candidates, but we may develop one or more product candidate without partner support.
Our clinical-stage product candidates are:
•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder. In December 2009, we submitted our NDA to the FDA. In February 2010, the FDA accepted our filing and provided us a Prescription Drug User Fee Act, or PDUFA, goal date of October 11, 2010. We believe that the data generated from our clinical and non-clinical studies contained within our NDA submission adequately demonstrate the efficacy and safety of AZ-004 for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder.

In February 2010, we entered into a collaboration and license agreement, or license agreement, and a manufacture and supply agreement, collectively, the collaboration, with Biovail for AZ-004 (Staccato loxapine) for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication of treating agitation in schizophrenia and bipolar disorder patients. The collaboration contemplates that we will be the exclusive supplier of drug product for clinical and commercial uses and have responsibility for the NDA for AZ-004 for the initial indication of rapid treatment of agitation in patients with schizophrenia or bipolar disorder, as well as responsibility for any additional development and regulatory activities required for use in these two patient populations in the outpatient setting. Biovail will be responsible for commercialization for the initial indication and, if it elects, development and commercialization of additional indications for AZ-004 in the United States and Canada.

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

Either party may terminate the collaboration for the other party’s uncured material breach or bankruptcy. In addition, Biovail has the right to terminate the collaboration (a) upon 90 days written notice for convenience; (b) upon 90 days written notice if the FDA does not approve the AZ-004 NDA for the initial indication for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder; (c) immediately upon written notice for safety reasons or withdrawal of marketing approval; (d) upon 90 days written notice upon certain recalls of the product; or (e) immediately upon written notice within 60 days of termination of the supply agreement under certain circumstances. The supply agreement automatically terminates upon the termination of the license agreement.

•	AZ-007 (Staccato zaleplon). We have completed Phase 1 testing for AZ-007. This product candidate is being developed for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. In the Phase 1 study, AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak drug concentration of 1.6 minutes. Pharmacodynamics, measured as sedation assessed on a 100 mm visual-analog scale, showed onset of effect as early as 2 minutes after dosing.

•	AZ-001 (Staccato prochlorperazine). During the third quarter of 2008, we conducted an end-of-Phase 2 meeting with the FDA for AZ-001. This product candidate is being developed for the treatment of patients suffering from acute migraine headaches. We believe we have a clear understanding of the development requirements for filing an NDA for this product candidate.

•	AZ-104 (Staccato loxapine, low-dose). AZ-104, a lower-dose version of AZ-004, is being studied for the treatment of patients suffering from acute migraine headaches.

•	AZ-002 (Staccato alprazolam). AZ-002 has completed a Phase 1 clinical trial in healthy subjects and a Phase 2a proof-of-concept clinical trial in panic disorder patients for the treatment of panic attacks, an indication we are not planning to pursue. However, given the safety profile, the successful and reproducible delivery of alprazolam, and the IV-like pharmacological effect demonstrated to date, we are assessing AZ-002 for other possible indications and renewed clinical development.
•	AZ-003 (Staccato fentanyl). We have completed and announced positive results from a Phase 1 clinical trial of AZ-003 in opioid-naïve healthy subjects. This product candidate is being developed for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes.
On May 4, 2010, we entered into a Loan and Security Agreement, or loan agreement, with Hercules Technology Growth Capital, Inc., or Hercules. Under the terms of the loan agreement, we have borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14%, and issued to Hercules a secured term promissory note evidencing the loan. We will make interest only payments for the initial eight months, which will be extended for an additional thee months if we receive FDA approval for the AZ-004 NDA by February 1, 2011. Thereafter, the loan will be repaid in 33 equal monthly installments. The loan agreement limits both the seniority and amount of future debt we may incur. If upon a change of control of the Company, Hercules reasonably determines that the surviving obligors comprising the Company are less creditworthy than the Company was immediately prior to the change of control, the we will be required to prepay all of its obligations under the Loan Agreement, including all interest that would have accrued had the loan been outstanding through the maturity date. We issued to Hercules a five-year warrant to purchase 376,394 shares of our common stock at a price of $2.69 per share, which was the 50-day average daily weighted average trading price at the time the term sheet for the loan was issued by Hercules.
Other than those licensed to Biovail, we have retained all rights to our product candidates and the Staccato system. We eventually plan to build a U.S.-based specialty sales force to commercialize our product candidates, other than AZ-004, which are approved for marketing and which are intended for specialty pharmaceutical markets. We plan to enter into strategic partnerships with other companies to further develop and commercialize products that are intended for certain markets in the United States and for all of our product candidates in geographic territories outside the United States.
We were incorporated on December 19, 2000. We have funded our operations primarily through the sale of equity securities, payments received pursuant to collaborations, capital lease and equipment financings and government grants. We have generated $16.9 million in revenues from inception through March 31, 2010, $10 million of which was earned through the license and development agreement or development agreement with Endo Pharmaceuticals, Inc, or Endo, and $6.9 million through United States Small Business Innovation Research grants and drug compound feasibility screening fees. In prior years, we have recognized governmental grant revenue and drug compound/new chemical entity feasibility revenue, however, we expect no grant revenue or drug compound feasibility screening revenue in 2010. In January 2009, we mutually agreed with Endo to terminate the development agreement, at which time we fully fulfilled our obligations under the development agreement, and recognized the remaining $9.5 million of deferred revenues into revenue during the three months ended March 31, 2009. To date, we have received funding totaling $40 million from our Biovail collaboration. We do not expect any material product revenue until at least 2011.
We have incurred significant losses since our inception. As of March 31, 2010, our deficit accumulated during development stage was $278.0 million and total stockholders’ deficit was $18.8 million. We recognized net losses of $13.4 million, $56.1 million, $77.0 million, $55.9 million and $323.1 million during the three months ended March 31, 2010, the years ended December 31, 2009, 2008 and 2007, and the period from December 19, 2000 (Inception) to March 31, 2010, respectively. We expect our net losses to continue, however we expect a decrease in operating expenses in 2010 as compared to 2009 due to our decreased clinical activity.
The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long term success. If we do not complete development of our product candidates and obtain regulatory approval to market one or more of these product candidates, we may be forced to cease operations. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. Our strategy is to focus our resources on AZ-004. In February 2010, the FDA accepted for filing, the NDA that we submitted in December 2009 for this product candidate. We have announced that we are seeking partnerships to continue development of our other programs. If in the future we enter into additional partnerships, third parties could have control over preclinical development or clinical trials for some of our product candidates. Accordingly, the progress of such product candidate would not be under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to any future partnerships or how such arrangements would affect our development plans or capital requirements.
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
We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, borrowings under the Hercules loan agreement, the proceeds from option exercises and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations through the second quarter of 2011 and will extend into 2012 if we achieve the eligible milestones under the Biovail collaboration during the next 12 months. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.
Results of Operations
Comparison of Three Months Ended March 31, 2010 and 2009
Revenue
We had no revenues in the three months ended March 31, 2010, and $9.5 million of revenues during the three months ended March 31, 2009. In January 2009, we mutually agreed with Endo to terminate our development agreement, at which time we fulfilled our obligations under the development agreement, and recognized the remaining $9.5 million of deferred revenues into revenues. During the three months ended March 31, 2010, we received an upfront payment of $40 million from Biovail upon entering into the collaboration with Biovail. We do not expect to recognize any revenues under the Biovail collaboration in 2010.
Research and Development Expenses
Research and development costs are identified as either directly attributable to one of our product candidates or as general research. Direct costs consist of personnel costs directly associated with a candidate, preclinical study costs, clinical trial costs, related clinical drug and device development and manufacturing costs, contract services and other research expenditures. Overhead, facility costs and other support service expenses are allocated to each candidate or to general research, and the allocation is based on employee time spent on each program.
The following table allocates our expenditures between product candidate costs or general research, based on our internal records and estimated allocations of employee time and related expenses (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Product candidate expenses	$6,180	$8,571
General research	1,384	2,394

Total research and development expenses	$7,564	$10,965

Research and development expenses were $7.6 million and $11.0 million during the three months ended March 31, 2010 and 2009, respectively. In January 2009, we restructured our operations, including an approximate 33% reduction in headcount, to focus our efforts on the continued rapid development of our AZ-004 (Staccato loxapine) product candidate.
The restructuring resulted in a decrease in both product candidate and general research expenses. The emphasis on the rapid development of AZ-004 resulted in AZ-004 accounting for 99% of product candidate expenses in the three months ended March 31, 2010, as compared to 68% in the same period in 2009.
We are conducting a review of our product candidate portfolio and we plan to advance the development of at least one of our product candidates in the second half of 2010. We are seeking partners to support continued development of our product candidates, but we may develop one or more product candidate without partner support. We expect our research and development expenses to increase in the second half of 2010 to support the development of at least one of these product candidates.
General and Administrative Expenses
General and administrative expenses were $5.1 million and $3.9 million during the three months ended March 31, 2010 and 2009, respectively. The increase was primarily due a charge of $1.1 million related to our entering into a sublease agreement for a portion of one of our Mountain View facilities equal to the difference between the lease payments made by us and the cash receipts generated from the sublease over the life of the sublease, a $0.3 million non-cash share-based compensation charge for the surrender of certain stock options, partially offset by lower expenses as a result of our restructuring in the first quarter of 2009, as discussed below.
We expect our general and administrative expenses to remain consistent, excluding the above outlined share-based compensation charge and the charge related to our subleasing of a portion of our facilities, with current levels.
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
Change in the Fair Value of Contingent Consideration Liability
In connection with our acquisition of all of the outstanding equity of Symphony Allegro, Inc., or Allegro, in the third quarter of 2009, we are obligated to pay Symphony Allegro Holdings LLC, or Holdings, certain percentages of cash payments that may be generated from future collaboration transactions for AZ-002, AZ-004 and/or AZ-104. We measure the fair value of this contingent consideration liability on a recurring basis. Any changes in the fair value of this contingent consideration liability are recognized in earnings in the period of the change. Certain events, including, but not limited to, clinical trial results, FDA approval or nonapproval of our submissions, such as our NDA filed in December 2009, the timing and terms of a strategic partnership, and the commercial success of AZ-002, AZ-004 and/or AZ-104, could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations. The $0.7 million charge in the three months ended March 31, 2010 is a result of the increase in present value of the liability due to the passage of three months.
Interest and Other Income/(Expense), Net
Interest and other income/(expense) was ($19,000) and $97,000 in the three months ended March 31, 2010 and 2009, respectively. The amounts primarily represent income earned on our cash and cash equivalents and marketable securities and, during the three months ended March 31, 2009, on investments held by Allegro. The decrease was primarily due to lower interest earned on those balances. In the three months ended March 31, 2010, the amount was impacted by a loss on the disposal of fixed assets of $19,000. We expect to earn minimal net interest income over the near term due to the low interest rate environment.
Interest Expense
Interest expense was $55,000 and $158,000 for the three months ended March 31, 2010 and 2009, respectively. The amounts represent interest on our equipment financing obligations. Interest expense decreased due to lower balances on our equipment financing obligations as we continued to make our monthly payments and as we had no new borrowings in 2009 or during the three months ended March 31, 2010.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate net proceeds from such sales totaling $244.4 million, revenues primarily from the Endo development agreement and government grants totaling $16.9 million. We have received funding totaling $40 million from our Biovail collaboration, and additional funding from equipment financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our Employee Stock Purchase Plan. As of March 31, 2010, we had $41.0 million in cash, cash equivalents and marketable securities. In May 2010, we borrowed an additional $15 million. Our cash and marketable securities balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
Cash Flows from Operating Activities. Net cash provided by (used in) operating activities was $31.4 million and ($16.0) million during the three months ended March 31, 2010 and 2009, respectively. The net cash provided in the three months ended March 31, 2010 primarily reflects the receipt of the $40 million up-front payment from Biovail as part of our collaboration and the receipt of the $1.4 million other receivable. Cash flows from operations in the three months ended March 31, 2010 also reflects the net loss of $13.4 million, net of share-based compensation expense of $1.7 million and depreciation of $1.2 million.
The net cash used in the three months ended March 31, 2009 primarily reflects the net loss of $6.9 million, net of non-cash share-based compensation expense of $2.0 million and depreciation of $1.3 million and the decrease in deferred revenues related to the termination of the development agreement with Endo of $9.5 million and decreases in accrued clinical and other accrued expenses of $2.2 million.
Cash Flows from Investing Activities. Net cash (used in) provided by investing activities was ($13.5) million and $11.8 million during the three months ended March 31, 2010 and 2009, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. During the three months ended March 31, 2010, we had purchases of marketable securities, net of maturities, of $11.3 million, and purchases of property and equipment of $2.2 million, primarily consisting of equipment purchases.
During the three months ended March 31, 2009, we had sales/maturities of marketable securities, net of purchases, of $8.9 million, maturities of available-for-sale securities held by Allegro of $3.7 million, and purchases of property and equipment of $0.9 million, primarily consisting of equipment purchases
Cash Flows from Financing Activities. Net cash used in financing activities was $8.2 million and $1.2 million during the three months ended March 31, 2010 and 2009, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our equipment financing agreements. In the three months ended March 31, 2010, we made a payment of $7.5 million to Holdings as a result of our receipt of the $40 million Biovail payment. In the three months ended March 31, 2010 and 2009, principal payments on our equipment financing obligations were $0.7 million and $1.2 million, respectively.
We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, borrowings under the Hercules loan agreement, the proceeds from option exercises and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations through the second quarter of 2011 and will extend into 2012 if we achieve the eligible milestones under the Biovail collaboration during the next 12 months. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:
•	achievement of the milestones in the Biovail collaboration;

•	expenditures related to continued preclinical and clinical development of our product candidates during this period within budgeted levels;

•	no unexpected costs related to the development of our manufacturing capability; and

•	no significant growth in the number of our employees during this period.
Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into strategic partnerships with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the terms and timing of any additional distribution agreements, strategic partnerships or licensing agreements that we may establish;

•	the cost, timing and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing manufacturing, marketing and sales capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs, reduce our efforts to build our commercial manufacturing capacity, or suspend other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition, results of operations, and prospects.
Contractual Obligations
We lease two buildings with an aggregate of 106,894 square feet of manufacturing, office and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. The lease for both facilities expires on March 31, 2018, and we have two options to extend the lease for five years each. We sublease a total of 40,290 square feet of these facilities. Our sublease agreements expire on January 31, 2011 with regards to 19,334 square feet and on February 28, 2014 with regards to 20,956 square feet. We believe that the Mountain View facilities are sufficient for our office, manufacturing and laboratory needs for at least the next three years.
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

On May 4, 2010, we entered into a Loan and Security Agreement, or loan agreement, with Hercules Technology Growth Capital, Inc., or Hercules. Under the terms of the loan agreement, we have borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14%, and issued to Hercules a secured term promissory note evidencing the loan. We will make interest only payments for the initial eight months, which will be extended for an additional thee months if we receive FDA approval for the AZ-004 NDA by February 1, 2011. Thereafter, the loan will be repaid in 33 equal monthly installments.
Our scheduled future minimum contractual payments, net of sublease income, including interest, are as follows (in thousands):

	Operating	Equipment
	Lease	Financing	Loan
	Agreements	Obligations	Agreement	Total
2010 — remaining 9 months	$2,999	$1,442	$941	$5,382
2011	4,657	443	5,539	10,639
2012	4,825	—	6,325	11,150
2013	4,469	—	5,798	10,267
2014	4,859	—	—	4,859
Thereafter	15,858	—	—	15,858

Total	$37,667	$1,885	$18,603	$58,155

Due to a late payment in October 2009, the Company may have been in default of the terms of its equipment financing obligations as of March 31, 2010. The Company does not believe it was in default. However, if the Company was in default, the lender would have the right to demand payment on all outstanding obligations. As a result, the Company has classified all of the outstanding equipment financing obligations as a current liability as of March 31, 2010. Subsequent to the late payment, the Company paid the installment that was at issue.
On November 2, 2007, we entered into a manufacturing and supply agreement, or the supply agreement, with Autoliv ASP, Inc, or Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and us executed in October 2005. Under the terms of the supply agreement, Autoliv will develop a manufacturing line capable of producing 10 million chemical heat packages a year. We will pay Autoliv $12 million upon the earlier of December 31, 2011 or 60 days after the approval by the FDA of an NDA filed by us. If the agreement is terminated by either party, we will be required to reimburse Autoliv up to $12 million for certain expenses related to the equipment and tooling used in the production and testing of the chemical heat packages. Upon payment by us Autoliv will be required to transfer possession and ownership of such equipment and tooling to us. Each quarter, we estimate the amount of work performed on the development of the manufacturing line and recognize a portion of the total payment related to the manufacturing line as a capital asset and a corresponding non-current liability. As of March 31, 2010, we recorded a fixed asset and a current liability of $4.1 million related to our commitment to Autoliv for the development of the manufacturing line. Autoliv has also agreed to manufacture, assemble and test the chemical heat packages solely for us in conformance with our specifications. We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the supply agreement expires on December 31, 2012 and may be extended by written mutual consent.
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
While our significant accounting policies are more fully described in Note 3 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed with the SEC on March 9, 2010, we believe the following accounting policies are critical to the process of making significant estimates and judgments in preparation of our financial statements.
Share-Based Compensation
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
See Note 4 to the condensed consolidated financial statements in this Quarterly Report on this Form 10-Q for further information regarding SFAS 123R option valuation disclosures.
Contingent Consideration Liability.
In August 2009, we completed our purchase of all of the outstanding equity of Allegro and in exchange we: (i) issued to Symphony Capital LLC and other investors, or the Allegro Investors 10 million shares of our common stock; (ii) issued to the Allegro Investors five year warrants to purchase five million shares of our common stock with an exercise price of $2.26 per share; and (iii) will pay certain percentages of cash payments that may be generated from future partnering transactions for the programs.
We estimate the fair value of the liability associated with the contingent cash payments to the Allegro investors, or contingent consideration liability, on a quarterly basis using a probability-weighted discounted cash flow model. We derive multiple cash flow scenarios for each of the product candidates subject to the cash payments and apply a probability to each of the scenarios. These cash flows are then discounted at an 18% rate.
Changes in the fair value of the contingent consideration liability are recognized in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, FDA approval or nonapproval of our submissions, such as our NDA filed in December 2009, the timing and terms of a strategic partnership, the commercial success of the programs, and the discount rate used could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations.
Revenue Recognition
We recognize revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13.
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
Recently Issued Accounting Standards
The FASB ratified ASU 2010-13, which eliminates the residual method of allocation and the requirement to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2010-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.
In March 2010, the FASB issued new guidance on the use of the milestone method of recognizing revenue for research and development arrangements under which consideration to be received by the vendor is contingent upon the achievement of certain milestones. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Additional disclosures describing the consideration arrangement and the entity's accounting policy for recognition of such milestone payments are also required. The new guidance is effective for fiscal years, and interim periods within such fiscal years, beginning on or after June 15, 2010, with early adoption permitted. The guidance may be applied prospectively to milestones achieved during the period of adoption or retrospectively for all prior periods. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.
Off Balance Sheet Arrangements
None
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of March 31, 2010, we had cash, cash equivalents and marketable securities of $41.0 million. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management (with the participation of our chief executive officer, chief financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2010, our internal disclosure controls and procedures were effective.
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
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $13.4 million $56.1 million, $77.0 million, $55.9 million and $323.1 million for the three months ended March 31, 2010, the years ended December 31, 2009, 2008 and 2007, and the period from December 19, 2000 (inception) to March 31, 2010, respectively. As of March 31, 2010, we had a deficit accumulated during development stage of $278.0 million and a stockholders’ deficit of $18.8 million. We expect our expenses to decrease in 2010 compared to 2009 due to lower expected clinical expenses with respect to our lead development program. We expect to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not completed clinical development for any of our product candidates. We submitted our NDA for AZ-004 in December 2009 and each of our other product candidates is at an earlier stage of development. Each of our product candidates will be unsuccessful if it:
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
We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, borrowings under the Hercules loan agreement, the proceeds from option exercises and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations through the second quarter of 2011 and will extend into 2012 if we achieve the eligible milestones under the Biovail collaboration during the coming 12 months. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:
•	expenditures related to continued preclinical and clinical development of our product candidates during this period within budgeted levels;

•	achievement of the milestone payments pursuant to our collaboration with Biovail;

•	no unexpected costs related to the development of our manufacturing capability; and

•	no growth in the number of our employees during this period.
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
The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. The FDA accepted our NDA in February 2010 with a Prescription Drug Free User Act goal date of October 11, 2010.
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
Under goals set in accordance with the Prescription Drug User Fee Act of 1992, as amended, the FDA reviews most NDAs within 10 months of submission. The review process may be formally extended by three months or longer if the FDA requires additional time to review any additional information that the agency requests or that we elect to provide. If we are unable to timely respond to the FDA’s requests for additional information in the course of its review of the NDA for AZ-004, the approval of the NDA would be delayed. In addition, other companies have announced that the FDA has notified them that their scheduled review dates were delayed due to the FDA’s internal resource constraints. There can be no assurance that the FDA will not impose such delays on the continuing review of our NDA for AZ-004, and any failure or significant delay in obtaining the required approval would have a material adverse effect on our business and financial condition.
Unstable market conditions may have serious adverse consequences on our business.
The recent economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, borrowings under the Hercules loan agreement, the proceeds from option exercises and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our currently planned operations through the second quarter of 2011 and will extend into 2012 if we achieve the eligible milestones under the Biovail collaboration during the coming 12 months, we may obtain additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and stock price and could require us to delay or abandon clinical development plans. There is a risk that one or more of our current component manufacturers and partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.
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
We have filed an NDA for AZ-004, however we have not yet received regulatory approval from the FDA or any foreign regulatory authority to market AZ-004, and our other product candidates are in various stages of clinical development. The clinical development and regulatory approval process is extremely expensive and takes many years. The timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our current or future product candidates, we will be unable to market and sell them and therefore we may never be profitable.
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
We do not currently own or operate manufacturing facilities for clinical or commercial production of the API used in any of our product candidates. We have no experience in drug manufacturing, and we lack the resources and the capability to manufacture any of the APIs used in our product candidates, on either a clinical or commercial scale. As a result, we rely on third parties to supply the API used in each of our product candidates. We expect to continue to depend on third parties to supply the API for our product candidates and any additional product candidates we develop in the foreseeable future.
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
A key element of our business strategy is our intent to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates. In December 2006, we entered into such a development relationship with Symphony Allegro, Inc., or Allegro, and in December 2007 we entered into a strategic relationship with Endo Pharmaceuticals, Inc., or Endo, for the development of AZ-003. In January 2009, we mutually agreed with Endo to terminate our agreement. In June 2009, we amended the terms of our option agreement with Allegro, resulting in our acquisition of Allegro and the termination of the agreement in August 2009. In February 2010, we entered into a collaboration with Biovail for the commercialization of AZ-004 in the United States and Canada. We intend to enter into additional strategic partnerships with third parties to develop and commercialize our product candidates. To date, other than Allegro, Endo and Biovail, we have not entered into any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate additional strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate additional strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.
If we enter into additional strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.
Due to our relationship with Biovail, and for any other strategic partnerships or collaborations with pharmaceutical or biotechnology companies we may establish, we may be subject to a number of risks including:
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
The degree of protection for our proprietary technologies and product candidates is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•	we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	the claims of our issued patents may be narrower than as filed and not sufficiently broad to prevent third parties from circumventing them;

•	it is possible that none of our pending patent applications will result in issued patents;

•	we may not develop additional proprietary technologies or drug candidates that are patentable;

•	our patent applications or patents may be subject to interference, opposition or similar administrative proceedings;

•	any patents issued to us or our current or potential strategic partners may not provide a basis for commercially viable products or may be challenged by third parties in the course of litigation or administrative proceedings such as reexaminations or interferences; and

•	the patents of others may have an adverse effect on our ability to do business.
Even if valid and enforceable patents cover our product candidates and technologies, the patents will provide protection only for a limited amount of time.
Our current or potential strategic partners’ ability to obtain patents is uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States, and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Furthermore, the policies governing pharmaceutical and medical device patents outside the United States may be even more uncertain. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
Our current patents or any future patents that may be issued regarding our product candidates or methods of using them, can be challenged by our competitors who can argue that our patents are invalid and/or unenforceable. Third parties may challenge our rights to, or the scope or validity of, our patents. Patents also may not protect our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The Federal Food, Drug and Cosmetic Act and the FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, non-infringing versions of a drug or device in order to facilitate the approval of generic substitutes. These same types of incentives encourage manufacturers to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor.
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
We anticipate that, if approved, AZ-002 would compete with the oral tablet form of alprazolam and possibly IV and oral forms of other benzodiazepines.
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
We have entered into an agreement to grant Biovail the rights to sell, market, and distribute AZ-004 in the United States and Canada. We do not have a sales organization and have no experience in the sales and distribution of pharmaceutical products. There are risks involved with establishing our own sales capabilities and increasing our marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time consuming and could delay any product launch. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues are likely to be lower than if we market and sell any products that we develop ourselves.
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
Healthcare law and policy changes, based on recently enacted legislation, may have an adverse effect on us.
Healthcare costs have risen significantly over the past decade. In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the Healthcare Reform Act. This law substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We anticipate that if we obtain approval for our product candidates, some of our revenue and the revenue from our collaborators may be derived from U.S. government healthcare programs, including Medicare. Furthermore, beginning in 2011, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally and our ability to successfully commercialize our product candidates or could limit or eliminate our spending on development projects.
In addition to this recently enacted legislation, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep these costs down while expanding individual healthcare benefits. Certain of these changes could impose limitations on the prices we will be able to charge for any product candidates that are approved or the amounts of reimbursement available for these products from governmental agencies or third-party payors, or may increase the tax obligations on life sciences companies such as ours. While it is too early to predict specifically what effect the recently enacted Health Reform Act and its implementation or any future legislation or policies will have on our business, we believe that healthcare reform may have an adverse effect on our business and financial condition.
Our product candidates AZ-002, AZ-003 and AZ-007 contain drug substances that are regulated by the U.S. Drug Enforcement Administration. Failure to comply with applicable regulations could harm our business.
The Controlled Substances Act imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. The U.S. Drug Enforcement Administration, or DEA, regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Alprazolam, the API in AZ-002, is regulated as a Schedule IV substance, fentanyl, the API in AZ-003, is regulated as a Schedule II substance, and zaleplon, the API in AZ-007, is regulated as a Schedule IV substance. Each of these product candidates is subject to DEA regulations relating to manufacture, storage, distribution and physician prescription procedures, and the DEA regulates the amount of the scheduled substance that would be available for clinical trials and commercial distribution. As a Schedule II substance, fentanyl is subject to more stringent controls, including quotas on the amount of product that can be manufactured as well as a prohibition on the refilling of prescriptions without a new prescription from the physician. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation, or denial of renewal of DEA registrations, injunctions, or civil or criminal penalties and could harm our business, financial condition and results of operations.
The single dose version of our Staccato system contains materials that are regulated by the U.S. government, and failure to comply with applicable regulations could harm our business.
The single dose version of our Staccato system uses energetic materials to generate the rapid heating necessary for vaporizing the drug, while avoiding degradation. Manufacture of products containing energetic materials is controlled by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF. Technically, the energetic materials used in our Staccato system are classified as “low explosives,” and the ATF has granted us a license/permit for the manufacture of such low explosives. Additionally, due to inclusion of the energetic materials in our Staccato system, the U.S. Department of Transportation, or DOT, regulates shipments of the single dose version of our Staccato system. The DOT has granted the single dose version of our Staccato system “Not Regulated as an Explosive” status. Failure to comply with the current and future regulations of the ATF or DOT could subject us to future liabilities and could harm our business, financial condition and results of operations. Furthermore, these regulations could restrict our ability to expand our facilities or construct new facilities or could require us to incur other significant expenses in order to maintain compliance.
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
Our common stock price has experienced large fluctuations. In addition, the trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to revenue ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:
•	actual or anticipated regulatory approvals or nonapprovals of our product candidates or competing products;

•	actual or anticipated results and timing of our clinical trials;

•	changes in laws or regulations applicable to our product candidates;

•	changes in the expected or actual timing of our development programs, including delays or cancellations of clinical trials for our product candidates;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	sales results for AZ-004, if it is approved for marketing;

•	conditions or trends in the life science and biotechnology industries;

•	changes in the market valuations of other life science or biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	sales of our common stock (or other securities) by us; and

•	sales and distributions of our common stock by our stockholders.
In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company’s securities. If a stockholder files a securities class action suit against us, we would incur substantial legal fees, and our management’s attention and resources would be diverted from operating our business in order to respond to the litigation.
If we sell shares of our common stock in future financings, existing common stockholders will experience immediate dilution and, as a result, our stock price may go down.
We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in August 2009 we issued 10,000,000 shares of our common stock and warrants to purchase an additional 5,000,000 shares of our common stock in connection with the closing of our acquisition of all of the equity of Symphony Allegro, Inc., in October 2009 we issued 8,107,012 shares of our common stock and warrants to purchase an additional 7,296,312 shares of our common stock in a private placement and in May 2010 we issued warrants to purchase 376,394 shares of our common stock in connection with a secured term debt financing. If we enter into other financing transactions in which we issue equity securities in the future, our existing common stockholders will experience immediate dilution upon any such issuance.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None
Use of Proceeds from the Sale of Registered Securities
None
Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities
Due to a late payment, we may be in default of the terms of our equipment financing obligations, We do not believe we are in default. However, if we are in default, the lender would have the right to demand payment on all outstanding obligations. As result, we have classified all of the outstanding equipment financing obligations as a current liability. We paid the installment of $304,570 that was at issue in October 2009 and are current in our payment obligations as of the date of the filing of this report.
Item 5. Other Information
None.

Item 6. Exhibits

3.5	Amended and Restated Certificate of Incorporation. (1)

3.6	Amended and Restated Bylaws. (1)

3.7	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

10.1†	Biovail Collaboration and License Agreement, dated February 9, 2010. (3)

10.2†	Biovail Manufacture and Supply Agreement dated February 9, 2010. (3)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to exhibit to our Annual Report on Form 10-K/A filed on April 10, 2007.

(3)	Incorporated by reference to exhibits to our Annual Report on Form 10-K filed on March 9, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alexza Pharmaceuticals, Inc. (Registrant)
May 10, 2010	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

May 10, 2010	/s/ August J. Moretti
August J. Moretti
Senior Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)