Form 10-Q
period 2010-06-30
Alexza Pharmaceuticals Inc.
filed 2010-07-26
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Total number of shares of common stock outstanding as of July 22, 2010: 52,924,536.

ALEXZA PHARMACEUTICALS, INC.

		page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 and the period from December 19, 2000 (inception) to June 30, 2010	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and the period from December 19, 2000 (inception) to June 30, 2010	5
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	32

Item 1.	Legal Proceedings	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

SIGNATURES		52
EX-10.1
EX-10.2
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2010	2009(1)
ASSETS
Current assets:
Cash and cash equivalents	$14,222	$13,450
Marketable securities	27,445	6,466
Other receivables	—	1,406
Prepaid expenses and other current assets	736	804

Total current assets	42,403	22,126

Property and equipment, net	24,366	23,598
Restricted cash	400	400
Other assets	4,126	50

Total assets	$71,295	$46,174

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,879	$2,705
Accrued clinical trial expenses	208	303
Other accrued expenses	3,523	3,481
Deferred revenue	1,000	—
Other current liabilities	—	3,750
Current portion of contingent consideration liability	10,453	13,202
Current portion of financing obligations	3,350	2,515

Total current liabilities	21,413	25,956

Deferred rent	15,730	15,708
Deferred revenue	39,000	—
Noncurrent portion of contingent consideration liability	8,056	11,636
Noncurrent portion of financing obligations	15,748	—

Stockholders’ deficit:
Preferred stock	—	—
Common stock	5	5
Additional paid-in-capital	262,263	257,493
Other comprehensive income	8	(1)
Deficit accumulated during development stage	(290,928)	(264,623)

Total stockholders’ deficit	(28,652)	(7,126)

Total liabilities and stockholders’ deficit	$71,295	$46,174

(1)	The condensed consolidated balance sheet at December 31, 2009 has been derived from audited consolidated financial statements at that date.
See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

					Period from
					December 19, 2000
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
Revenue	$—	$—	$—	$9,514	$16,945

Operating expenses:
Research and development	8,290	12,005	15,854	22,970	260,315
General and administrative	3,812	4,205	8,864	8,069	86,974
Restructuring charges	—	625	—	2,153	2,037
Acquired in-process research and development	—	—	—	—	3,916

Total operating expenses	12,102	16,835	24,718	33,192	353,242

Loss from operations	(12,102)	(16,835)	(24,718)	(23,678)	(336,297)

Loss on change in fair value of contingent consideration liability	(449)	—	(1,171)	—	(9,154)
Interest and other income/ (expense), net	28	(9)	9	88	13,907
Interest expense	(370)	(125)	(425)	(283)	(4,473)

Net loss	(12,893)	(16,969)	(26,305)	(23,873)	(336,017)

Consideration paid in excess of noncontrolling interest	—	—	—	—	(61,566)

Net loss attributed to noncontrolling interest in Symphony Allegro, Inc.	—	7,229	—	12,419	45,089

Net loss attributable to Alexza common stockholders	$(12,893)	$(9,740)	$(26,305)	$(11,454)	$(352,494)

Net loss per share attributable to Alexza common stockholders	$(0.24)	$(0.29)	$(0.50)	$(0.35)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	52,798	33,136	52,661	33,052

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19, 2000
	Six Months Ended		(inception) to
	June 30,		June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(26,305)	$(23,873)	$(336,017)

Adjustments to reconcile net loss attributable to Alexza common stockholders to net cash provided by (used in) operating activities:
Share-based compensation	3,286	3,679	22,221
Extinguishment of officer note receivable	—	—	2,300
Change in fair value of contingent liability	1,171	—	9,154
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	8	22	399
Amortization of premium (discount) on available-for-sale securities	27	32	(574)
Depreciation and amortization	2,311	2,456	23,920
(Gain)/loss on disposal of property and equipment	(5)	42	121
Changes in operating assets and liabilities:
Other receivables	1,406	—	—
Prepaid expenses and other current assets	68	496	(730)
Other assets	1,031	—	(1,594)
Accounts payable	174	(1,042)	2,750
Accrued clinical and other accrued liabilities	(53)	(1,586)	31
Deferred revenues	40,000	(9,514)	40,000
Other liabilities	22	(761)	19,120

Net cash provided by (used in) operating activities	23,141	(30,049)	(214,669)

Cash flows from investing activities:
Purchases of available-for-sale securities	(29,958)	(5,425)	(368,130)
Maturities of available-for-sale securities	8,961	12,001	341,268
Purchases of available-for-sale securities held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	—	11,926	45,093
(Increase)/decrease in restricted cash	—	—	(400)
Purchases of property and equipment	(6,824)	(693)	(48,170)
Proceeds from disposal of property and equipment	—	—	28
Cash paid for merger	—	—	(250)

Net cash provided by (used in) investing activities	(27,821)	17,809	(80,536)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19, 2000
	Six Months Ended		(inception) to
	June 30,		June 30,
	2010	2009	2010
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	—	—	139,722
Proceeds from exercise of stock options and stock purchase rights under the Employee Stock Purchase Plan	563	350	5,999
Repurchases of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest in Symphony Allegro, Inc	—	—	4,882
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc, net of fees	—	—	47,171
Payments of contingent payments to Symphony Allegro Holdings, LLC.	(7,500)	—	(7,500)
Proceeds from financing obligations	14,806	—	33,738
Payments of financing obligations	(2,417)	(2,379)	(19,287)

Net cash provided by (used in) financing activities	5,452	(2,029)	309,427

Net increase (decrease) in cash and cash equivalents	772	(14,269)	14,222
Cash and cash equivalents at beginning of period	13,450	26,036	—

Cash and cash equivalents at end of period	$14,222	$11,767	$14,222

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three month and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or any other future year.
The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2010.
Basis of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Alexza and its wholly-owned subsidiaries, Addicere Therapeutics, Inc., Alexza Singapore Pte. Ltd., Alexza Singapore Manufacturing Pte. Ltd., Alexza UK Limited, and Symphony Allegro, Inc. (“Allegro”). On August 26, 2009, Alexza acquired all of the outstanding equity of Allegro (see Note 12). Prior to August 26, 2009, Alexza consolidated the financial results of Allegro, as Allegro was deemed a variable interest entity and Alexza was deemed the primary beneficiary. All significant intercompany balances and transactions have been eliminated.
Significant Risks and Uncertainties
The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. The Company has financed its operations primarily through the sale of equity securities, licensing collaborations, capital lease and debt financing and government grants. The Company will need to raise additional capital to fund its operations, to develop its product candidates, and to develop its manufacturing capabilities, and such funding may not be available or may be on terms that are not favorable to the Company.
Recently Adopted Accounting Standards
The Financial Accounting Standards Board (“FASB”) ratified ASU 2010-06, which modified the disclosure requirements regarding fair value accounting. The Company adopted the provisions of ASU 2010-06 during the six months ended June 30, 2010, see Note 3. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards
The FASB ratified ASU 2010-13, which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2010-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its financial position, results of operations and cash flows.
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
2. Equity Financing Facility
On May 26, 2010, the Company obtained a committed equity financing facility under which the Company may sell up to the lesser of $25 million of its common stock or 10,581,724 shares of its common stock to Azimuth Opportunity, Ltd. (“Azimuth”) over a 24-month period pursuant to the terms of a Common Stock Purchase Agreement (the “Purchase Agreement”). The Company is not obligated to utilize any of the facility.
The Company will determine, at its sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if the Company elects to use the facility by delivery of a draw down notice to Azimuth, the Company will issue shares to Azimuth at a discount of between 5.00% and 6.75% to the volume weighted average price of the Company’s common stock over a preceding period of trading days (a “Draw Down Period”). The Purchase Agreement also provides that from time to time, at the Company’s sole discretion, it may grant Azimuth the right to purchase additional shares of the Company’s common stock during each Draw Down Period for an amount of shares specified by the Company based on the trading price of its common stock. Upon Azimuth’s exercise of an option, the Company will sell to Azimuth the shares subject to the option at a price equal to the greater of the daily volume weighted average price of the Company’s common stock on the day Azimuth notifies the Company of its election to exercise its option or the threshold price for the option determined by the Company, less a discount calculated in the same manner as it is calculated in the draw down notices.
Azimuth is not required to purchase any shares at a pre-discounted purchase price below $3.00 per share, and any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on May 20, 2010. The Purchase Agreement will terminate on May 26, 2012. As of June 30, 2010, there have been no sales of common stock under the Purchase Agreement.
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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, and marketable securities) by major security type and liability measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

June 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$9,233	$—	$—	$9,233

Available for sale debt securities
Corporate debt securities	$—	$14,497	$—	$14,497
Government-sponsored enterprises	—	16,948	—	16,948

Total available for sale debt securities	$—	$31,445	$—	$31,445

Total assets	$9,233	$31,445	$—	$40,678

Liabilities
Contingent consideration liability	$—	$—	$18,509	$18,509

Total liabilities	$—	$—	$18,509	$18,509

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,421	$—	$—	$10,421

Available for sale debt securities
Government-sponsored enterprises	$—	$5,217	$—	$5,217
Corporate debt securities	—	3,500	—	3,500

Total available for sale debt securities	$—	$8,717	$—	$8,717

Total assets	$10,421	$8,717	$—	$19,138

Liabilities
Contingent consideration liability	$—	$—	$24,838	$24,838

Total liabilities	$—	$—	$24,838	$24,838

Cash equivalents and marketable securities
The following table outlines the amortized cost, fair value and unrealized gain/(loss) for the Company’s financial assets by major security type as of June 30, 2010 and December 31, 2009 (in thousands):

	Amortized	Fair	Unrealized
June 30, 2010	Cost	Value	Gain/(Loss)
Money market funds	$9,233	$9,233	$—
Corporate debt securities	14,494	14,497	3
Government-sponsored enterprises	16,943	16,948	5

Total	$40,670	$40,678	$8

	Amortized	Fair	Unrealized
December 31, 2009	Cost	Value	Gain/(Loss)
Money market funds	$10,421	$10,421	$—
Government-sponsored enterprises	5,218	5,217	(1)
Corporate debt securities	3,500	3,500	—

Total	$19,139	$19,138	$(1)

The Company had no sales of marketable securities during the three or six months ended June 30, 2010 or 2009. As of June 30, 2010, all of the Company’s marketable securities have a maturity of less than one year.
When determining if there are any “other-than-temporary” impairments on its investments, the Company evaluates: (i) whether the investment has been in a continuous realized loss position for over 12 months; (ii) the duration to maturity of the Company’s investments; (iii) the Company’s intention to hold the investments to maturity and if it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost bases; (iv) the credit rating of each investment; and (v) the type of investments made. Through June 30, 2010, the Company has not recognized any “other-than-temporary” losses on its investments.
The Company’s available for sale debt securities are valued utilizing a multi-dimensional relational model. Inputs, listed in approximate order of priority for use when available, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.
Contingent Consideration Liability
In connection with the exercise of the Company’s option to purchase all of the outstanding equity of Allegro, the Company is obligated to make contingent cash payments to the former Allegro stockholders related to certain payments received by the Company from future partnering agreements pertaining to AZ-004/104 (Staccato loxapine) or AZ-002 (Staccato alprazolam) (see Note 12). The Company estimated the fair value of this contingent consideration liability using a probability-weighted discounted cash flow model. The Company derived multiple cash flow scenarios for each of the product candidates and applied a probability to each of the scenarios. These cash flows were then discounted at an 18% rate.
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

In February 2010, Biovail Laboratories International SRL (“Biovail”) paid the Company an upfront $40 million payment for the rights to commercialize AZ-004 in the United States and Canada (See Note 12). The Company in turn paid $7.5 million of the upfront payment to the former Allegro stockholders under the terms of the exercise of the option to purchase all of the outstanding equity of Allegro.
The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and six months ended June 30, 2010 (in thousands).

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2010	2010
Beginning balance	$18,060	$24,838
Payments made	—	(7,500)
Adjustments to fair value measurement	449	1,171

Ending balance	$18,509	$18,509

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
2005 Non-Employee Directors’ Stock Option Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors, which vest over four years and have a term of 10 years. The Directors’ Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On each of January 1, 2010 and 2009 an additional 37,500 shares of the Company’s common stock were reserved for issuance under this provision.

The following table sets forth the summary of option activity under the Company’s share-based compensation plans for the six months ended June 30, 2010:

	Outstanding Options
		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 1, 2010	4,740,499	$5.17
Options granted	252,771	2.84
Options exercised	(98,107)	1.97
Options canceled	(469,666)	8.32

Outstanding at June 30, 2010	4,425,497	4.78

The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $47,000 and $108,000, respectively, and $24,000 and $37,000 during the same periods in 2009, respectively.
The following table sets forth the summary of restricted stock unit activity under the Company’s equity incentive plans for the six months ended June 30, 2010:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2010	196,270	$3.90
Granted	1,434,780	2.54
Released	(121,441)	2.47
Forfeited	(18,520)	3.55

Outstanding at June 30, 2010	1,491,089	2.68

As of June 30, 2010, 172,314 and 200,000 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.
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
The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. An additional 250,000 shares were reserved for issuance on each of January 1, 2010 and 2009 under this provision. The Company issued 277,721 shares at a weighted average price of $1.33 under the ESPP during the three and six months ended June 30, 2010 and 216,401 shares at a weighted average price of $1.41 during the three and six months ended June 30, 2009. At June 30, 2010, 128,522 shares are available for issuance under the ESPP.

5. Share-Based Compensation
Employee Share-Based Awards
Compensation cost for employee share-based awards is based on the grant-date fair value and will be recognized over the vesting period of the applicable award on a straight-line basis. The Company issues employee share-based awards in the form of stock options and restricted stock units under the Company’s equity incentive plans, and stock purchase rights under the ESPP.
Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units
During the three and six months ended June 30, 2010, the weighted average fair value of the employee stock options granted was $2.17 and $1.92, respectively and $1.19 and $1.71 in the same periods in 2009, respectively. The weighted average fair value of restricted stock units issued was $3.44 and $2.54 in the three and six months ended June 30, 2010, respectively. The weighted average fair value of restricted stock units issued was $2.19 in the six months ended June 30, 2009. The Company did not issue restricted stock units in the three months ended June 30, 2009. The weighted average fair value of stock purchase rights granted under the ESPP was $2.10 and $2.10 during the three and six months ended June 30, 2010, respectively, and $2.69 and $2.91 during the same periods in 2009, respectively.
The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock Option Plans
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	84%	89%	85%	86%
Risk-free interest rate	2.16%	2.38%	2.35%	1.74%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan
Expected term	2.0 years	2.0 years	2.0 years	1.9 years
Expected volatility	78%	74%	78%	72%
Risk-free interest rate	1.67%	2.32%	1.67%	2.64%
Dividend yield	0%	0%	0%	0%
The estimated fair value of restricted stock units awards is calculated based on the market price of Alexza’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on Alexza common stock prior to vesting of the restricted stock unit. The Company’s estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.
As of June 30, 2010, there were $3,760,000, $2,376,000 and $206,000 of total unrecognized compensation costs related to unvested stock option awards, unvested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 1.6 years, 0.7 years and 0.8 years, respectively.
There was no share-based compensation capitalized at June 30, 2010.

6. Net Loss per Share Attributable to Alexza Common Stockholders
Historical basic and diluted net loss per share attributable to Alexza common stockholders is calculated by dividing the net loss attributable to Alexza common stockholders by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share attributable to Alexza common stockholders calculation for the three and six months ended June 30, 2010 and 2009 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options	4,488,500	4,740,849	4,572,499	4,409,290
Restricted stock units	1,403,147	1,083,242	1,000,854	626,311
Warrants to purchase common stock	12,915,751	2,431,242	12,853,019	2,431,242
7. Restructuring Charges
In January 2009, the Company restructured its operations to focus its efforts on the continued rapid development of its AZ-004 (Staccato loxapine) product candidate. The restructuring included a workforce reduction of 50 employees, representing approximately 33% of the Company’s total workforce and was completed in the second quarter of 2009. The Company incurred restructuring expenses of $625,000 and $2,153,000 in the three and six months ended June 30, 2009 related to employee severance and other termination benefits, including a non-cash charge related to modifications to share-based awards. All expenses were incurred and paid in 2009 and no additional charges are expected related to this restructuring.
8. Comprehensive Loss Attributed to Alexza Common Stockholders
Comprehensive loss attributed to Alexza common stockholders is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss attributed to Alexza common stockholders for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(12,893)	$(16,969)	$(26,305)	$(23,873)
Change in unrealized gain (loss) on marketable securities	1	(1)	9	(33)

Comprehensive loss	(12,892)	(16,970)	(26,296)	(23,906)
Comprehensive loss attributable to noncontrolling interest in Symphony Allegro Inc.	—	7,229	—	12,419

Comprehensive loss attributable to Alexza common stockholders	$(12,892)	$(9,741)	$(26,296)	$(11,487)

9. Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Accrued compensation	$2,369	$2,174
Accrued professional fees	522	630
Other	632	677

Total	$3,523	$3,481

10. Debt Obligations
Equipment Financing Agreements
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
Due to a late payment made in October 2009, the Company may be in default of the terms of its equipment financing obligations. The Company does not believe it is in default; however, if the Company is in default, the lender would have the right to demand payment on all outstanding obligations. As a result, the Company has classified all of the outstanding equipment financing obligations as a current liability as of June 30, 2010. Subsequent to the late payment, the Company paid the installment that was at issue and has paid all subsequent installments in a timely manner.
Term Loan Agreements
Hercules Technology Growth Capital
In May 2010, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). Under the terms of the Loan Agreement, the Company borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14% and issued to Hercules a secured term promissory note evidencing the loan. The Company will make interest only payments for the initial eight months, which will be extended an additional three months if the Company receives FDA approval for the AZ-004 NDA by February 1, 2011. Thereafter, the loan will be repaid in 33 equal monthly installments.
The Loan Agreement limits both the seniority and amount of future debt the Company may incur. The Company may be required to prepay the loan in the event of a change in control. In conjunction with the loan, the Company issued to Hercules a five-year warrant to purchase 376,394 shares of the Company’s common stock at a price of $2.69 per share. The warrant is immediately exercisable and expires five years from the effective date. The Company estimated the fair value of this warrant as of the issuance date to be $921,000, which was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The fair value of the warrant was calculated using the Black-Scholes option valuation model, and was based on the contractual term of the warrant of five years, a risk-free interest rate of 2.31%, expected volatility of 84% and 0% expected dividend yield. The Company also recorded fees paid to Hercules as a debt discount, which further reduced the carrying value of the loan. The debt discount is being amortized to interest expense.
Autoliv ASP, Inc.
In June 2010, in return for transfer to the Company of all right, title and interest in a production line for the commercial manufacture of chemical heat packages completed or to be completed by Autoliv ASP, Inc (“Autoliv”) on behalf of the Company, the Company paid Autoliv $4,000,000 in cash and issued Autoliv a $4,000,000 unsecured promissory note. The note will bear interest beginning on January 1, 2011 at 8% per annum and will be paid in 48 consecutive and equal installments of $97,000 beginning on that date. (See Note 13)

Future scheduled principal payments under the equipment financing agreements and the term loans as of June 30, 2010 are as follows (in thousands):

	Equipment
	Financing	Loan
	Obligations	Agreements	Total
2010 — remaining 6 months	$761	$—	$761
2011	427	4,993	5,420
2012	—	6,364	6,364
2013	—	6,528	6,528
2014	—	1,115	1,115
Thereafter	—	—	—

Total	$1,188	$19,000	$20,188

11. Facility Leases
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
In January 2010, the Company entered into an agreement to sublease an additional portion of its Mountain View facility from March 1, 2010 through February 28, 2014. The sublessee has an option to extend the sublease agreement for 12 months and a second option to extend the sublease agreement an additional 37 months. If the sublessee exercises these options, the rent will be at fair market rates at the time the option is exercised. In the three months ended March 31, 2010, the Company recorded a charge of $1,144,000 to record the difference between the lease payments made by the Company and the cash receipts to be generated from the sublease over the life of the sublease.
12. License Agreements
Biovail Laboratories International SRL
In February 2010, the Company entered into a collaboration and license agreement (“License Agreement”) and a manufacture and supply agreement, (“Supply Agreement” and collectively, the “Collaboration”), with Biovail, for AZ-004 for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication for the rapid treatment of agitation in schizophrenia and bipolar disorder patients. The Collaboration contemplates that the Company will be the exclusive supplier of AZ-004 for clinical and commercial uses and have responsibility for the NDA for AZ-004 for the initial indication, as well as responsibility for any additional development and regulatory activities required for use by these two patient populations in the outpatient setting. Biovail will be responsible for commercialization for the initial indication and, if it elects, development and commercialization of additional indications for AZ-004 in the U.S. and Canada.
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
For revenue recognition purposes, the Company views the Collaboration with Biovail as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluates whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items exist. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company has concluded that there is not objective and reliable evidence of fair value of all of the undelivered elements, and thus the Company is accounting for such elements as a single unit of accounting. Further, the Company currently estimates that the final deliverable under the Collaboration will be the supply of clinical and commercial product to Biovail. The Company plans to recognize revenue associated with the upfront payment over the periods beginning with the first supply of commercial product to Biovail through May 2022. The Company has not commenced the delivery of clinical and commercial product to Biovail, thus no revenue was recognized during the three or six months ended June 30, 2010.
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
Upon closing of the acquisition of all of the outstanding equity of Allegro pursuant to the amended Purchase Option, the Company recorded the acquisition as a capital transaction that did not affect its net loss. However, because the acquisition was accounted for as a capital transaction, the excess consideration transferred over the carrying value of the noncontrolling interest in Allegro was treated as a deemed dividend for purposes of reporting net loss per share, increasing net loss attributable to Alexza stockholders by $61,566,000 during the three and nine months ended September 30, 2009. In addition, upon the closing, the Company ceased to charge net losses of Allegro against the noncontrolling interest.
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
13. Autoliv Manufacturing and Supply Agreement
On November 2, 2007, the Company entered into a Manufacturing and Supply Agreement (the “Manufacture Agreement”) with Autoliv pursuant to which Autoliv agreed to manufacture, assemble and test heat packages that can be incorporated into the Company’s Staccato device (the “Chemical Heat Packages”).
In June 2010, the Company and Autoliv entered into an agreement to amend the terms of the Manufacture Agreement (the “Amendment”). Under the terms of the Amendment, Alexza paid Autoliv $4,000,000 and issued Autoliv a $4,000,000 unsecured promissory note in return for a production line for the commercial manufacture of Chemical Heat Packages. The note will bear interest beginning on January 1, 2011 at 8% per annum and will be paid in 48 consecutive and equal installments of $97,000 beginning on that date. At Alexza’s request, Autoliv will manufacture up to two additional production lines for the commercial manufacture of Chemical Heat Packages at a cost not to exceed $2.4 million for each additional line.
The provisions of the Amendment superseded (a) the obligation of the Company set forth in the Manufacture Agreement to reimburse Autoliv for certain expenses related to the equipment and tooling used in production and testing of the Chemical Heat Packages in an amount of up to $12 million upon the earliest of December 31, 2011, 60 days after the termination of the Manufacture Agreement or 60 days after approval by the FDA of an NDA filed by the Company, and (b) the obligation of Autoliv to transfer possession and ownership of such equipment and tooling. Pursuant to the Amendment, the parties also agreed to revise the specified purchase price of Chemical Heat Packages supplied by Autoliv, which varies based on annual quantities ordered by the Company.
Subject to certain exceptions, Autoliv has agreed to manufacture, assemble and test the Chemical Heat Packages solely for the Company in conformance with the Company’s specifications. The Company will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by the Company, per Chemical Heat Package delivered. The initial term of the Manufacture Agreement expires on December 31, 2012, at which time the Manufacture Agreement will automatically renew for successive five-year renewal terms unless the Company or Autoliv notifies the other party no less than 36 months prior to the end of the initial term or the then-current renewal term that such party wishes to terminate the Manufacture Agreement. The Manufacture Agreement provides that during the term of the Manufacture Agreement, Autoliv will be the Company’s exclusive supplier of the Chemical Heat Packages. In addition, the Manufacture Agreement grants Autoliv the right to negotiate for the right to supply commercially any second generation chemical heat package (a “Second Generation Product”) and provides that the Company will pay Autoliv certain royalty payments if the Company manufactures Second Generation Products itself or if the Company obtains Second Generation Products from a third party manufacturer. Upon the termination of the Manufacture Agreement, the Company will be required, on an ongoing basis, to pay Autoliv certain royalty payments related to the manufacture of the Chemical Heat Packages by the Company or third party manufacturers.

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
In January 2009, we reduced, and in some cases suspended, the development of our other product candidates in order to concentrate our efforts and resources on the clinical, regulatory, manufacturing and commercial development of our lead product candidate. In the first half of 2010, we conducted a thorough review of our product pipeline, evaluating current and potential new Staccato-based product candidates. The result of this review yielded three categories of Staccato-based product candidates: (1) those product candidates where we believe we can add value through internal development, (2) those product candidates where we have developed the product idea, but where a development partner is required, and (3) product candidates based on new ideas, primarily focused on new chemical entities, where the Staccato technology can facilitate better or more effective delivery and pharmacology. In July 2010, we announced that we have selected AZ-007 (Staccato zaleplon) for the treatment of insomnia as the next product candidate to move forward into active development. In addition, we have created Addicere Therapeutics, Inc., as a wholly-owned subsidiary, to develop all applications of the Staccato technology for the pharmaceutical uses of nicotine. We are continuing to seek partners to support development of our product candidates.

Our clinical-stage product candidates in active development are:
•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder. In December 2009, we submitted our NDA to the FDA. In February 2010, the FDA accepted our filing and provided us a PDUFA goal date of October 11, 2010. We believe that the data generated from our clinical and non-clinical studies contained within our NDA submission adequately demonstrate the efficacy and safety of AZ-004 for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder.

In February 2010, we entered into a collaboration and license agreement, or license agreement, and a manufacture and supply agreement, collectively, the collaboration, with Biovail for AZ-004 (Staccato loxapine) for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication of treating agitation in schizophrenia and bipolar disorder patients. The collaboration contemplates that we will be the exclusive supplier of AZ-004 for clinical and commercial uses and have responsibility for the NDA for AZ-004 for the initial indication of rapid treatment of agitation in patients with schizophrenia or bipolar disorder, as well as responsibility for any additional development and regulatory activities required for use in these two patient populations in the outpatient setting. Biovail will be responsible for commercialization for the initial indication and, if it elects, development and commercialization of additional indications for AZ-004 in the United States and Canada.

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

Either party may terminate the collaboration for the other party’s uncured material breach or bankruptcy. In addition, Biovail has the right to terminate the collaboration (a) upon 90 days written notice for convenience; (b) upon 90 days written notice if the FDA does not approve the AZ-004 NDA for the initial indication for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder; (c) immediately upon written notice for safety reasons or withdrawal of marketing approval; (d) upon 90 days written notice upon certain recalls of the product; or (e) immediately upon written notice within 60 days of termination of the manufacture and supply agreement under certain circumstances. The manufacture and supply agreement automatically terminates upon the termination of the license agreement.

•	AZ-007 (Staccato zaleplon). We have completed Phase 1 testing for AZ-007. This product candidate is being developed for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. In the Phase 1 study, AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak drug concentration of 1.6 minutes. Pharmacodynamics, measured as sedation assessed on a 100 mm visual-analog scale, showed onset of effect as early as 2 minutes after dosing. In July 2010, we announced that we will move AZ-007 into active development, and we anticipate the commencement of Phase 2 clinical trials in the first half of 2011.

Our clinical-stage product candidates not in active development are:
•	AZ-001 (Staccato prochlorperazine). During the third quarter of 2008, we conducted an end-of-Phase 2 meeting with the FDA for AZ-001. This product candidate is being developed for the treatment of patients suffering from acute migraine headaches. We believe we have a clear understanding of the development requirements for filing an NDA for this product candidate.

•	AZ-104 (Staccato loxapine, low-dose). AZ-104, a lower-dose version of AZ-004, is being studied for the treatment of patients suffering from acute migraine headaches.

•	AZ-002 (Staccato alprazolam). AZ-002 has completed a Phase 1 clinical trial in healthy subjects and a Phase 2a proof-of-concept clinical trial in panic disorder patients for the treatment of panic attacks, an indication we are not planning to pursue. However, given the safety profile, the successful and reproducible delivery of alprazolam, and the IV-like pharmacological effect demonstrated to date, we are assessing AZ-002 for other possible indications and renewed clinical development.

•	AZ-003 (Staccato fentanyl). We have completed and announced positive results from a Phase 1 clinical trial of AZ-003 in opioid-naïve healthy subjects. This product candidate is being developed for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes.
On May 4, 2010, we entered into a Loan and Security Agreement, or Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules. Under the terms of the Loan Agreement, we have borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14%, and issued to Hercules a secured term promissory note evidencing the loan. We will make interest only payments for the initial eight months, which will be extended for an additional thee months if we receive FDA approval for the AZ-004 NDA by February 1, 2011. Thereafter, the loan will be repaid in 33 equal monthly installments. The Loan Agreement limits both the seniority and amount of future debt we may incur. The Company may be required to repay the loan in the event of a change in control. In conjunction with the loan, we issued to Hercules a five-year warrant to purchase 376,394 shares of our common stock at a price of $2.69 per share. The warrant is immediately exercisable and expires five years from the effective date. We estimated the fair value of this warrant as of the issuance date to be $921,000, which was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The fair value of the warrant was calculated using the Black-Scholes option valuation model, and was based on the contractual term of the warrant of five years, a risk-free interest rate of 2.31%, expected volatility of 84% and 0% expected dividend yield. We also recorded fees paid to Hercules as a debt discount, which further reduced the carrying value of the loan. The debt discount is being amortized to interest expense.
In May 2010, we obtained a committed equity financing facility under which we may sell up to the lesser of $25 million of common stock or 10,581,724 shares of our common stock to Azimuth Opportunity, Ltd., or Azimuth, over a 24-month period. We are not obligated to utilize any of the facility and we remain free to enter into and consummate other equity and debt financing transactions. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if we elect to use the facility, we will issue shares to Azimuth at a discount between 5.00% and 6.75% to the volume weighted average price of our common stock over a preceding period of trading days. Azimuth is not required to purchase any shares at a pre-discounted purchase price below $3.00 per share. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on May 20, 2010. This facility replaces a similar facility that was established in March 2008 and expired after its 24-month term. As of June 30, 2010, there have been no sales of common stock under either of these facilities.
On November 2, 2007, we entered into a manufacturing and supply agreement, or the supply agreement, with Autoliv ASP, Inc, or Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. In June 2010, we entered into an agreement to amend the terms of the supply agreement, or the amendment. Under the terms of the amendment, we paid Autoliv $4,000,000 and issued Autoliv an unsecured promissory note in return for a production line for the commercial manufacture of chemical heat packages. The note will bear interest beginning on January 1, 2011 at 8% per annum and will be paid in 48 consecutive and equal installments of $97,000 beginning on that date. At our request, Autoliv will manufacture up to two additional production lines for the commercial manufacture of chemical heat packages at a cost not to exceed $2.4 million for each additional line.
The provisions of the amendment superseded (a) our obligation set forth in the supply agreement to reimburse Autoliv for certain expenses related to the equipment and tooling used in production and testing of the chemical heat packages in an amount of up to $12 million upon the earliest of December 31, 2011, 60 days after the termination of the supply agreement or 60 days after approval by the FDA of an NDA filed by us, and (b) the obligation of Autoliv to transfer possession and ownership of such equipment and tooling. Pursuant to the amendment, the parties also agreed to revise the specified purchase price of chemical heat packages supplied by Autoliv, which varies based on annual quantities that we order.
Other than those licensed to Biovail, we have retained all rights to our product candidates and the Staccato system. We intend to capitalize on our internal resources to develop certain product candidates and to identify routes to utilize external resources to develop and commercialize other product candidates.
We were incorporated on December 19, 2000. We have funded our operations primarily through the sale of equity securities, payments received pursuant to collaborations, capital lease and debt financings and government grants. We have generated $16.9 million in revenues from inception through June 30, 2010, $10 million of which was earned through the license and development agreement or development agreement with Endo Pharmaceuticals, Inc, or Endo, and $6.9 million through United States Small Business Innovation Research grants and drug compound feasibility screening fees. In prior years, we have recognized governmental grant revenue and drug compound/new chemical entity feasibility revenue, however, we expect no grant revenue or drug compound feasibility screening revenue in 2010. In January 2009, we mutually agreed with Endo to terminate the development agreement, at which time we fully fulfilled our obligations under the development agreement, and recognized the remaining $9.5 million of deferred revenues into revenue during the three months ended March 31, 2009. To date, we have received funding totaling $40 million from our Biovail collaboration. We do not expect any material product revenue until at least 2011.
We have incurred significant losses since our inception. As of June 30, 2010, our deficit accumulated during development stage was $290.9 million and total stockholders’ deficit was $28.7 million. We recognized net losses of $26.3 million, $56.1 million, $77.0 million, $55.9 million and $336.0 million during the six months ended June 30, 2010, the years ended December 31, 2009, 2008 and 2007, and the period from December 19, 2000 (Inception) to June 30, 2010, respectively. We expect our net losses to continue, however we expect a decrease in operating expenses in 2010 as compared to 2009 due to our decreased clinical activity.
The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long term success. If we do not complete development of our product candidates and obtain regulatory approval to market one or more of these product candidates, we may be forced to cease operations. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. Our strategy has been to focus our resources on AZ-004, and in July 2010 we announced that we will move AZ-007 into active development. In February 2010, the FDA accepted for filing, the NDA that we submitted in December 2009 for AZ-004 and provided us a PDUFA goal date of October 11, 2010. We have announced that we are seeking partnerships to continue development of our other programs. If in the future we enter into additional partnerships, third parties could have control over preclinical development or clinical trials for some of our product candidates. Accordingly, the progress of any such product candidates would not be under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to any future partnerships or how such arrangements would affect our development plans or capital requirements.
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
We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from option exercises and purchases of common stock pursuant to our 2005 Employee Stock Purchase Plan (our “ESPP”), we will be able to maintain our currently planned operations through the second quarter of 2011 and will extend into 2012 if we achieve the eligible milestones under the Biovail collaboration during the next 12 months. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2010 and 2009
Revenue
We had no revenues in the three or six months ended June 30, 2010 or the three months ended June 30, 2010 and had $9.5 million of revenues during the six months ended June 30, 2009. In January 2009, we mutually agreed with Endo to terminate our development agreement, at which time we fulfilled our obligations under the development agreement, and recognized the remaining $9.5 million of deferred revenues into revenues. During the three months ended March 31, 2010, we received an upfront payment of $40 million from Biovail upon entering into the collaboration with Biovail. We do not expect to recognize any revenues under the Biovail collaboration in 2010.
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
The following table allocates our expenditures between product candidate costs or general research, based on our internal records and estimated allocations of employee time and related expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Product candidate expenses	$7,122	$9,906	$13,302	$18,477
General research	1,168	2,099	2,552	4,493

Total research and development expenses	$8,290	$12,005	$15,854	$22,970

Research and development expenses were $8.3 million and $15.9 million during the three and six months ended June 30, 2010, respectively, and $12.0 million and $23.0 million in the same periods in 2009, respectively. In January 2009, we restructured our operations, including an approximate 33% reduction in headcount, to focus our efforts on the continued rapid development of our AZ-004 (Staccato loxapine) product candidate.
The restructuring resulted in a decrease in both product candidate and general research expenses. The emphasis on the rapid development of AZ-004 resulted in AZ-004 accounting for 99% of product candidate expenses in the three and six months ended June 30, 2010, respectively, as compared to 84% and 77% in the same periods in 2009, respectively.
We have conducted a review of our product candidate portfolio, and we plan to advance the development of AZ-007 (Staccato zaleplon) in the second half of 2010. We are seeking partners to support continued development of our other product candidates, but we may develop one or more of these other product candidates without partner support. We expect our research and development expenses to slightly increase in the second half of 2010 as we reinitiate the active development of AZ-007.
General and Administrative Expenses
General and administrative expenses were $3.8 million and $8.9 million during the three and six months ended June 30, 2010, respectively, and $4.2 million and $8.1 million in the same periods a year ago, respectively. Our 2010 expenses for the six months ended June 30, 2010 included a charge of $1.1 million related to our entering into a sublease agreement for a portion of one of our Mountain View facilities equal to the difference between the lease payments made by us and the cash receipts to be generated from the sublease over the life of the sublease and a $0.3 million non-cash share-based compensation charge for the surrender of certain stock options. Excluding these charges general and administrative expenses decreased as a result of our restructuring in the first quarter of 2009, as discussed below.
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
Change in the Fair Value of Contingent Consideration Liability
In connection with our acquisition of all of the outstanding equity of Symphony Allegro, Inc., or Allegro, in the third quarter of 2009, we are obligated to pay Symphony Allegro Holdings LLC, or Holdings, certain percentages of cash receipts that may be generated from future collaboration transactions for AZ-002, AZ-004 and/or AZ-104. We measure the fair value of this contingent consideration liability on a recurring basis. Any changes in the fair value of this contingent consideration liability are recognized in earnings in the period of the change. Certain events, including, but not limited to, clinical trial results, FDA approval or nonapproval of our submissions, such as our NDA filed in December 2009, the timing and terms of a strategic partnership, and the commercial success of AZ-002, AZ-004 and/or AZ-104, could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations.
Interest and Other Income/(Expense), Net
Interest and other income/(expense) was $28,000 and $9,000 the three and six months ended June 30, 2010, respectively, and $(9,000) and $88,000 in the same periods in 2009, respectively. The amounts primarily represent income earned on our cash and cash equivalents and marketable securities and in 2009 on investments held by Allegro as well as losses on the retirement of fixed assets. The decrease for the six month period was primarily due to lower interest earned on those balances and losses incurred on our fixed asset retirements. We expect interest income to continue to remain nominal through 2010 as we expect the low interest rate environment to continue and as we do not expect any material losses on the retirement of fixed assets.
Interest Expense
Interest expense was $370,000 and $425,000 for the three and six months ended June 30, 2010, respectively, and $125,000 and $283,000 in the same periods in 2009, respectively. The amounts represent interest on our equipment financing obligations and term loan agreement. Interest expense increased due to the addition of the $15 million term loan agreement in May 2010. We expect interest expense to increase from levels in the first half of the year due to the addition of the term loan.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate net proceeds from such sales totaling $244.4 million, revenues primarily from the Endo development agreement and government grants totaling $16.9 million. We have received funding totaling $40 million from our Biovail collaboration, and additional funding from equipment financing obligations and term loans, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our ESPP. As of June 30, 2010, we had $41.7 million in cash, cash equivalents and marketable securities. Our cash and marketable securities balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
Cash Flows from Operating Activities. Net cash provided by (used in) operating activities was $23.1 million and $(30.0) million during the six months ended June 30, 2010 and 2009, respectively. The net cash provided in the six months ended June 30, 2010 primarily reflects the receipt of the $40 million up-front payment from Biovail as part of our collaboration and the receipt of the $1.4 million other receivable. Cash flows from operations in the six months ended June 30, 2010 also reflects the net loss of $26.3 million, net of share-based compensation expense of $3.3 million and depreciation of $2.3 million.
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
Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was $(27.8) million and $17.8 million during the six months ended June 30, 2010 and 2009, respectively. Investing activities consist primarily of purchases and sales/maturities of marketable securities and capital purchases. During the six months ended June 30, 2010, we had purchases of marketable securities, net of maturities, of $21.0 million, and purchases of property and equipment of $6.8 million, primarily consisting of equipment purchases.
During the six months ended June 30, 2009, we had sales/maturities of marketable securities, net of purchases, of $6.6 million, maturities of available-for-sale securities held by Allegro of $11.9 million, and purchases of property and equipment of $0.7 million, primarily consisting of equipment purchases.
Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $5.5 million and $(2.0) million during the six months ended June 30, 2010 and 2009, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our financing agreements. In the six months ended June 30, 2010, we made a payment of $7.5 million to Holdings as a result of our receipt of the $40 million Biovail payment and we borrowed $15.0 million under a term loan agreement. In the six months ended June 30, 2010 and 2009, principal payments on our equipment financing obligations were $2.4 million and $2.4 million, respectively.
We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from option exercises and purchases of common stock pursuant to our ESPP, we will be able to maintain our currently planned operations through the second quarter of 2011 and will extend into 2012 if we achieve the eligible milestones under the Biovail collaboration during the next 12 months. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:
•	achievement of the milestones in the Biovail collaboration;

•	expenditures related to continued preclinical and clinical development of our product candidates during this period within estimated levels;

•	no unexpected costs related to the development of our manufacturing capability; and

•	no significant growth in the number of our employees during this period.
Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into strategic partnerships with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the cost, timing and outcomes of regulatory approvals; most particularly the approval of our NDA for AZ-004;

•	the terms and timing of any additional distribution agreements, strategic partnerships or licensing agreements that we may establish;

•	our ability to draw on our equity financing facility with Azimuth;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing manufacturing, marketing and sales capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs, reduce our efforts to build our commercial manufacturing capacity, or suspend other operations. Additionally, any delay in approval of our lead program may affect our ability to fund our other development programs. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition, results of operations, and prospects.
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
On May 4, 2010, we entered into a Loan and Security Agreement, or loan agreement, with Hercules Technology Growth Capital, Inc., or Hercules. Under the terms of the loan agreement, we have borrowed $15,000,000 at an interest rate equal to the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14%, and issued to Hercules a secured term promissory note evidencing the loan. We will make interest only payments for the initial eight months, which will be extended for an additional three months if we receive FDA approval for the AZ-004 NDA by February 1, 2011. Thereafter, the loan will be repaid in 33 equal monthly installments.

On November 2, 2007, we entered into a manufacturing and supply agreement, or the supply agreement, with Autoliv ASP, Inc, or Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and us executed in October 2005. In June 2010, we entered into an agreement to amend the terms of the supply agreement with Autoliv, or the amendment. Under the terms of the amendment, we paid Autoliv $4,000,000 and issued Autoliv a $4,000,000 promissory note in return for a production line for the commercial manufacture of chemical heat packages. The note will bear interest beginning on January 1, 2011 at 8% per annum and will be paid in 48 consecutive and equal installments of $97,000 beginning on that date. At our request, Autoliv will manufacture up to two additional production lines for the commercial manufacture of chemical heat packages at a cost not to exceed $2.4 million for each additional line.
We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the supply agreement expires on December 31, 2012, at which time the supply agreement will automatically renew for successive five-year renewal terms unless we or Autoliv notifies the other party no less than 36 months prior to the end of the initial term or the then-current renewal term that such party wishes to terminate the supply agreement.
Our scheduled future minimum contractual payments, net of sublease income, including interest, are as follows (in thousands):

	Operating	Equipment
	Lease	Financing	Loan
	Agreements	Obligations	Agreements	Total
2010 — remaining 6 months	$3,235	$803	$806	$4,844
2011	4,657	443	6,703	11,803
2012	4,825	—	7,489	12,314
2013	4,469	—	6,962	11,431
2014	4,859	—	1,164	6,023
Thereafter	15,858	—	—	15,858

Total	$37,903	$1,246	$23,124	$62,273

Due to a late payment in October 2009, the Company may have been in default of the terms of its equipment financing obligations as of June 30, 2010. The Company does not believe it was in default. However, if the Company was in default, the lender would have the right to demand payment on all outstanding obligations. As a result, the Company has classified all of the outstanding equipment financing obligations as a current liability as of June 30, 2010. Subsequent to the late payment, the Company paid the installment that was at issue and has paid all subsequent installments in a timely manner.
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

Share-Based Compensation
We use the Black-Scholes option pricing model to determine the fair value of stock options and purchase rights issued under our ESPP. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.
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
See Note 5 to the condensed consolidated financial statements in this Quarterly Report on this Form 10-Q for further information regarding SFAS 123R option valuation disclosures.
Contingent Consideration Liability
In August 2009, we completed our purchase of all of the outstanding equity of Allegro and in exchange we: (i) issued to Symphony Capital LLC and other investors, or the Allegro Investors, 10 million shares of our common stock; (ii) issued to the Allegro Investors five year warrants to purchase five million shares of our common stock with an exercise price of $2.26 per share; and (iii) will pay certain percentages of cash payments that may be generated from future partnering transactions for the programs.
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
Changes in the fair value of the contingent consideration liability are recognized in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, FDA approval or nonapproval of our submissions, such as our NDA submitted in December 2009, the timing and terms of a strategic partnership, the commercial success of the programs, and the discount rate used could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations.

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
Recently Issued Accounting Standards
The FASB ratified ASU 2010-13, which eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. ASU 2010-13 shall be effective in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Companies may elect to adopt this guidance prospectively for all revenue arrangements entered into or materially modified after the date of adoption, or retrospectively for all periods presented. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.
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
Off Balance Sheet Arrangements
None
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of June 30, 2010, we had cash, cash equivalents and marketable securities of $41.7 million. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management (with the participation of our chief executive officer, chief financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2010, our internal disclosure controls and procedures were effective.
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
We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $26.3 million, $56.1 million, $77.0 million, $55.9 million and $336.0 million for the six months ended June 30, 2010, the years ended December 31, 2009, 2008 and 2007, and the period from December 19, 2000 (inception) to June 30, 2010, respectively. As of June 30, 2010, we had a deficit accumulated during development stage of $290.9 million and a stockholders’ deficit of $28.7 million. Although we expect our expenses to decrease in 2010 compared to 2009 due to lower expected clinical expenses with respect to our lead development program, we expect to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, capital lease and debt financing, collaboration and licensing agreements, and government grants. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Revenues from strategic partnerships are uncertain because we may not enter into any additional strategic partnerships. If we are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.
We are a development stage company. Our success depends substantially on our lead product candidates. If we do not develop commercially successful products, we may be forced to cease operations.
You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not completed clinical development for any of our product candidates. We submitted our NDA for AZ-004 in December 2009, and each of our other product candidates is at an earlier stage of development. Each of our product candidates will be unsuccessful if it:
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
The FDA is conducting an in-depth review of our NDA to determine whether to approve AZ-004 for commercial marketing for the indications we have proposed. If the FDA is not satisfied with the information we provide, the agency may refuse to approve our NDA or may require us to perform additional studies or provide other information in order to secure approval. The FDA may delay, limit or refuse to approve our NDA for many reasons, including:
•	the information we submit may be insufficient to demonstrate that AZ-004 is safe and effective;

•	the FDA might not approve the processes or facilities of Alexza, or those of our vendors, that will be used for the commercial manufacture of AZ-004; or

•	the FDA’s interpretation of the nonclinical, clinical or manufacturing data we provided in our NDA may differ from our own interpretation of such data.
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
We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities, and our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings;

•	the cost and timing of developing manufacturing capacity;

•	the cost and timing of developing sales and marketing capabilities prior to receipt of any regulatory approval of our product candidates;

•	revenues received from any existing or future products;

•	payments received under our collaboration with Biovail and any future strategic partnerships;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with commercializing our product candidates, if they receive regulatory approval.
We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from option exercises and purchases of common stock pursuant to our ESPP, we will be able to maintain our currently planned operations through the second quarter of 2011 and will extend into 2012 if we achieve the eligible milestones under the Biovail collaboration during the coming 12 months. Further, if the FDA does not approve AZ-004 for commercial marketing in October 2010, we may delay the clinical development of AZ-007. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:
•	expenditures related to continued preclinical and clinical development of our product candidates during this period within budgeted levels;

•	achievement of the milestone payments pursuant to our collaboration with Biovail;

•	no unexpected costs related to the development of our manufacturing capability; and

•	no growth in the number of our employees during this period.
We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic partnerships or licensing arrangements, as well as interest income earned on cash and marketable securities balances and proceeds from stock option exercises and purchases under our ESPP. Any financing transaction may contain unfavorable terms. If we raise additional funds by issuing equity securities, our stockholders’ equity will be diluted. If we raise additional funds through strategic partnerships, we may be required to relinquish rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us.
Unstable market conditions may have serious adverse consequences on our business.
The recent economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from option exercises and purchases of common stock pursuant to our ESPP, we will be able to maintain our currently planned operations through the second quarter of 2011 and will extend into 2012 if we achieve the eligible milestones under the Biovail collaboration during the coming 12 months, we may obtain additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and stock price and could require us to delay or abandon clinical development plans. There is a risk that one or more of our current component manufacturers and partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.
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
Continuing development of our single dose version device may delay regulatory submissions and marketing approval for AZ-004
A majority of our clinical studies to date for our product candidates, other than AZ-003, have been completed using a version of our single dose Staccato device we refer to as the chemical single dose, or CSD, device. We are developing a version of the CSD that is intended to cost less to manufacture and is more scalable than the current version of CSD. We refer to the newer version of this single dose device as the commercial production device, or CPD. The CPD incorporates the same basic chemical heat package and electronics as the CSD. The four NDA-supporting studies completed during 2009 were conducted with the CPD. Additionally, we have conducted a device comparability/bioequivalence study in normal volunteers using the CSD and the CPD versions of the device to determine if the drug dose dispensed by the two devices is comparable and/or bioequivalent. If the FDA determines that the results of this study and the available analytical and other in vitro data from these devices do not support the comparability and/or bioequivalency of the two devices, or if the FDA or foreign regulatory authorities determine the CPD is unacceptable for any other reason, we may be required to conduct additional clinical research for AZ-004 with the CPD. Conducting any additional clinical trials could delay any potential marketing approval.
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
Part of the FDA approval process includes FDA inspections on manufacturing facilities to ensure adherence to applicable regulations and, to date, the FDA has not conducted any such inspections on our Mountain View manufacturing facility or on any of our component vendors. The FDA may delay, limit or deny marketing approval of our product candidates as a result of such inspections.
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
The third-party suppliers of the components of our Staccato system must meet high precision and quality standards for those components to comply with regulatory requirements. A contract manufacturer is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign authorities to ensure strict compliance with the FDA’s Quality System Regulation, or QSR, which sets forth the FDA’s current good manufacturing practice requirements for medical devices and their components, and other applicable government regulations and corresponding foreign standards. We are ultimately responsible for confirming that the components used in the Staccato system are manufactured in accordance with the QSR or other applicable regulations.
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
Due to our relationship with Biovail, and for any other strategic partnerships or collaborations with pharmaceutical or biotechnology companies we may establish, we may be subject to a number of risks including:
•	business combinations or significant changes in a strategic partner’s business strategy may adversely affect a strategic partner’s willingness or ability to complete its obligations under any arrangement;

•	we may not be able to control the amount and timing of resources that our strategic partners devote to the development or commercialization of product candidates;

•	strategic partners may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;

•	strategic partners may not pursue further development and commercialization of products resulting from the strategic partnering arrangement or may elect to discontinue research and development programs;

•	strategic partners may not commit adequate resources to the marketing and distribution of any future products, limiting our potential revenues from these products;

•	disputes may arise between us and our strategic partners that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

•	strategic partners may experience financial difficulties;

•	strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	strategic partners could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	strategic partners could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing our product candidates.
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
We anticipate that, if approved, AZ-007 would compete with non-benzodiazepine GABA-A receptor agonists. We are also aware of more than 10 generic versions of zolpidem oral tablets and one version of zaleplon that has received a Complete Response letter from the FDA, as well as at least five insomnia products that are under review by the FDA. Also, we are aware that a company has received a complete response letter from the FDA with respect to a version of zolpidem intended to treat middle of the night awakening. Additionally, we are aware of three products in Phase 3 development for the treatment of insomnia.
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
Although we have entered into an agreement to grant Biovail the rights to sell, market, and distribute AZ-004 in the United States and Canada, we have not entered into similar arrangements with respect to any other countries or jurisdictions, we do not have an internal sales organization and we have no experience in the sales and distribution of pharmaceutical products. There are risks involved with establishing our own sales capabilities and increasing our marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time consuming and could delay any product launch. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues are likely to be lower than if we market and sell any products that we develop ourselves.
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
Healthcare costs have risen significantly over the past decade. In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or, collectively, the Healthcare Reform Act. This law substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We anticipate that if we obtain approval for our product candidates, some of our revenue and the revenue from our collaborators may be derived from U.S. government healthcare programs, including Medicare. Furthermore, beginning in 2011, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally and our ability to successfully commercialize our product candidates or could limit or eliminate our spending on development projects.
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
Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.
We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.
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
We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in August 2009 we issued 10,000,000 shares of our common stock and warrants to purchase an additional 5,000,000 shares of our common stock in connection with the closing of our acquisition of all of the equity of Symphony Allegro, Inc., in October 2009 we issued 8,107,012 shares of our common stock and warrants to purchase an additional 7,296,312 shares of our common stock in a private placement and in May 2010 we issued a warrant to purchase 376,394 shares of our common stock in connection with a secured term debt financing, and we entered into a common stock purchase agreement with Azimuth, which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to the lesser of $25 million of our common stock or 10,581,724 shares of our common stock at times and in amounts determined by us. If we enter into other financing transactions in which we issue equity securities in the future, our existing common stockholders will experience immediate dilution upon any such issuance.

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
Item 5. Other Information
None.

Item 6. Exhibits
3.5	Amended and Restated Certificate of Incorporation. (1)

3.6	Amended and Restated Bylaws. (1)

3.7	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

10.1	Loan and Security Agreement between Alexza and Hercules Technology Growth Capital, Inc. dated May 4, 2010.

10.2	Warrant issued by Alexza to Hercules Technology Growth Capital, Inc. dated May 4, 2010.

10.3	Common Stock Purchase Agreement between Alexza and Azimuth Opportunity Ltd. dated May 26, 2010. (3)

10.4†	Amendment No. 1 to Manufacturing and Supply Agreement between Alexza and Autoliv ASP, Inc. dated June 30, 2010.

10.5	Promissory Note issued by Alexza to Autoliv ASP, Inc. dated June 30, 2010.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to exhibit to our Annual Report on Form 10-K/A filed on April 10, 2007.

(3)	Incorporated by reference to exhibits to our Current Report on Form 8-K filed on May 26, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alexza Pharmaceuticals, Inc. (Registrant)
July 26, 2010	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

July 26, 2010	/s/ August J. Moretti
August J. Moretti
Senior Vice President, Chief Financial Officer and Secretary (principal financial officer)

July 26, 2010	/s/ Mark K. Oki
Mark K. Oki
Vice President, Finance and Controller (principal accounting officer)