Form 10-Q/A
period 2010-06-30
Alexza Pharmaceuticals Inc.
filed 2010-07-28
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Alexza Pharmaceuticals, Inc. (“Alexza,” “we,” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on July 26, 2010 (the “Original Filing”). This Amendment is being filed solely for the purpose of amending Item 6 of Part II of the Original Filing to reflect the filing of Exhibit 10.6 herewith. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
Except as described above, no other changes have been made to the Original Filing, and this Amendment does not amend, update or change the financial statements or disclosures in the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, the Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.
ALEXZA PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
Amendment No. 1
TABLE OF CONTENTS

page
PART II. OTHER INFORMATION

Item 6. Exhibits	3

SIGNATURES	4

Item 6.	Exhibits
3.5	Amended and Restated Certificate of Incorporation. (1)

3.6	Amended and Restated Bylaws. (1)

3.7	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

10.1	Loan and Security Agreement between Alexza and Hercules Technology Growth Capital, Inc. dated May 4, 2010. (4)

10.2	Warrant issued by Alexza to Hercules Technology Growth Capital, Inc. dated May 4, 2010. (4)

10.3	Common Stock Purchase Agreement between Alexza and Azimuth Opportunity Ltd. dated May 26, 2010. (3)

10.4†	Amendment No. 1 to Manufacturing and Supply Agreement between Alexza and Autoliv ASP, Inc. dated June 30, 2010. (4)

10.5	Promissory Note issued by Alexza to Autoliv ASP, Inc. dated June 30, 2010. (4)

10.6*	Form of RSU Agreement between Alexza and each of Thomas B. King, August J. Moretti, James V. Casella and Michael J. Simms dated May 19, 2010.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (4)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (4)

31.3	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (4)

32.2	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

*	Management contract or compensation plan or arrangement.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to exhibit to our Annual Report on Form 10-K/A filed on April 10, 2007.

(3)	Incorporated by reference to exhibit to our Current Report on Form 8-K filed on May 26, 2010.

(4)	Previously filed or furnished as an exhibit to our Quarterly Report on Form 10-Q filed on July 26, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alexza Pharmaceuticals, Inc.
(Registrant)
July 28, 2010	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

4