Form 10-Q
period 2010-09-30
Alexza Pharmaceuticals Inc.
filed 2010-11-09
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of November 5, 2010: 59,766,328.

ALEXZA PHARMACEUTICALS, INC.

page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the period from December 19, 2000 (inception) to September 30, 2010	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and the period from December 19, 2000 (inception) to September 30, 2010	5
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1A. Risk Factors	34

Item 1. Legal Proceedings	53

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3. Defaults Upon Senior Securities	53

Item 5. Other Information	53

Item 6. Exhibits	54

SIGNATURES	55
EX-10.1
EX-10.3
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2010	2009(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,594	$13,450
Marketable securities	43,057	6,466
Other receivables	—	1,406
Prepaid expenses and other current assets	1,361	804

Total current assets	54,012	22,126

Property and equipment, net	24,921	23,598
Restricted cash	400	400
Other assets	4,116	50

Total assets	$83,449	$46,174

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,358	$2,705
Accrued clinical trial expenses	210	303
Other accrued expenses	3,343	3,481
Deferred revenue	45,238	—
Other current liabilities	—	3,750
Current portion of contingent consideration liability	—	13,202
Current portion of financing obligations	3,769	2,515

Total current liabilities	56,918	25,956

Deferred rent	15,169	15,708
Noncurrent portion of contingent consideration liability	10,000	11,636
Noncurrent portion of financing obligations	15,021	—

Stockholders’ deficit:
Preferred stock	—	—
Common stock	6	5
Additional paid-in-capital	277,844	257,493
Other comprehensive income/(loss)	10	(1)
Deficit accumulated during development stage	(291,519)	(264,623)

Total stockholders’ deficit	(13,659)	(7,126)

Total liabilities and stockholders’ deficit	$83,449	$46,174

(1)	The condensed consolidated balance sheet at December 31, 2009 has been derived from audited consolidated financial statements at that date.
See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

					Period from
					December 19, 2000
	Three Months Ended		Nine Months Ended		(inception)
	September 30,		September 30,		to September
	2010	2009	2010	2009	30, 2010
Revenue	$744	$—	$744	$9,514	$17,689

Operating expenses:
Research and development	6,654	9,183	22,508	32,153	266,969
General and administrative	2,610	3,824	11,474	11,893	89,584
Restructuring charges	—	—	—	2,153	2,037
Acquired in-process research and development	—	—	—	—	3,916

Total operating expenses	9,264	13,007	33,982	46,199	362,506

Loss from operations	(8,520)	(13,007)	(33,238)	(36,685)	(344,817)

Loss/ (gain) on change in fair value of contingent consideration liability	8,509	673	7,338	673	(645)

Interest and other income/ (expense), net	19	4	28	92	13,926
Interest expense	(599)	(95)	(1,024)	(378)	(5,072)

Net loss	(591)	(12,425)	(26,896)	(36,298)	(336,608)

Consideration paid in excess of noncontrolling interest	—	(61,566)	—	(61,566)	(61,566)
Net loss attributed to noncontrolling interest in Symphony Allegro, Inc.	—	1,568	—	13,987	45,089

Net loss attributable to Alexza common stockholders	$(591)	$(72,423)	$(26,896)	$(83,877)	$(353,085)

Net loss per share attributable to Alexza common stockholders	$(0.01)	$(1.95)	$(0.50)	$(2.44)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	56,639	37,060	53,987	34,388

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19, 2000
	Nine Months Ended		(inception)
	September 30,		to September
	2010	2009	30, 2010
Cash flows from operating activities:
Net loss	$(26,896)	$(36,298)	$(336,608)

Adjustments to reconcile net loss attributable to Alexza common stockholders to net cash provided by (used in) operating activities:
Share-based compensation	2,496	5,479	21,431
Extinguishment of officer note receivable	—	—	2,300
Change in fair value of contingent liability	(7,338)	(673)	645
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	160	22	551
Amortization of premium (discount) on available-for-sale securities	87	83	(514)
Depreciation and amortization	3,394	3,667	25,003
(Gain)/loss on disposal of property and equipment	—	42	126
Changes in operating assets and liabilities:
Other receivables	1,406	—	—
Prepaid expenses and other current assets	(556)	265	(1,354)
Other assets	(78)	4	(2,703)
Accounts payable	1,653	(300)	4,229
Accrued clinical and other accrued liabilities	(231)	(2,149)	(147)
Deferred revenues	45,238	(9,514)	45,238
Other liabilities	(539)	(1,220)	18,559

Net cash provided by (used in) operating activities	18,796	(40,592)	(219,014)

Cash flows from investing activities:
Purchases of available-for-sale securities	(60,878)	(6,757)	(399,050)
Maturities of available-for-sale securities	24,210	14,803	356,517
Purchases of available-for-sale securities held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	—	16,436	45,093
(Increase)/decrease in restricted cash	—	—	(400)
Purchases of property and equipment	(8,467)	(805)	(49,813)
Proceeds from disposal of property and equipment	—	—	28
Cash paid for merger	—	—	(250)

Net cash provided by (used in) investing activities	(45,135)	23,677	(97,850)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19, 2000
	Nine Months Ended		(inception)
	September 30,		to September
	2010	2009	30, 2010
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of offering costs	16,352	—	156,074
Proceeds from exercise of stock options and stock purchase rights under the Employee Stock Purchase Plan	583	379	6,019
Repurchases of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest in Symphony Allegro, Inc	—	—	4,882
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc, net of fees	—	4,882	47,171
Payments of contingent payments to Symphony Allegro Holdings, LLC.	(7,500)	—	(7,500)
Proceeds from financing obligations, net of issuance costs	14,806	—	33,738
Payments of financing obligations	(1,758)	(3,028)	(18,628)

Net cash provided by financing activities	22,483	2,233	326,458

Net increase (decrease) in cash and cash equivalents	(3,856)	(14,682)	9,594
Cash and cash equivalents at beginning of period	13,450	26,036	—

Cash and cash equivalents at end of period	$9,594	$11,354	$9,594

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or any other future year.
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
Recently Adopted Accounting Standards
The Financial Accounting Standards Board (“FASB”) ratified ASU 2010-06, which modified the disclosure requirements regarding fair value accounting. The Company adopted the provisions of ASU 2010-06 during the nine months ended September 30, 2010, see Note 3. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows.

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
2. Equity Transactions
Sale of Common Stock and Warrants
On August 10, 2010, the Company issued an aggregate of 6,685,183 shares of its common stock and warrants to purchase up to an additional 3,342,589 shares of its common stock in a registered direct offering. These securities were sold as units with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.5 of a share of common stock, at a purchase price of $2.70 per unit. Net proceeds from the offering were approximately $16.4 million, after deducting placement agents’ commissions and offering expenses. The warrants are exercisable six months after issuance at $3.30 per share and expire five years after August 10, 2010.
The securities were sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on May 20, 2010. The Company agreed to customary obligations regarding registration, including indemnification and maintenance of the registration statement.
Equity Financing Facility
On May 26, 2010, the Company obtained a committed equity financing facility under which the Company may sell up to $25 million of its common stock to Azimuth Opportunity, Ltd. (“Azimuth”) over a 24-month period pursuant to the terms of a Common Stock Purchase Agreement (the “Purchase Agreement”). The Company is not obligated to utilize any of the facility.
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
Azimuth is not required to purchase any shares at a pre-discounted purchase price below $3.00 per share, and any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on May 20, 2010. The Purchase Agreement will terminate on May 26, 2012. As of September 30, 2010, there have been no sales of common stock under the Purchase Agreement.
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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, and marketable securities) by major security type and liability measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

September 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$9,361	$—	$—	$9,361

Available for sale debt securities
Corporate debt securities	$—	$18,594	$—	$18,594
Government-sponsored enterprises	—	24,463	—	24,463

Total available for sale debt securities	$—	$43,057	$—	$43,057

Total assets	$9,361	$43,057	$—	$52,418

Liabilities
Contingent consideration liability	$—	$—	$10,000	$10,000

Total liabilities	$—	$—	$10,000	$10,000

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,421	$—	$—	$10,421

Available for sale debt securities
Government-sponsored enterprises	$—	$5,217	$—	$5,217
Corporate debt securities	—	3,500	—	3,500

Total available for sale debt securities	$—	$8,717	$—	$8,717

Total assets	$10,421	$8,717	$—	$19,138

Liabilities
Contingent consideration liability	$—	$—	$24,838	$24,838

Total liabilities	$—	$—	$24,838	$24,838

Cash equivalents and marketable securities
The following table outlines the amortized cost, fair value and unrealized gain/(loss) for the Company’s financial assets by major security type as of September 30, 2010 and December 31, 2009 (in thousands):

	Amortized		Unrealized
September 30, 2010	Cost	Fair Value	Gain/(Loss)
Money market funds	$9,361	$9,361	$—
Corporate debt securities	18,584	18,594	10
Government-sponsored enterprises	24,463	24,463	—

Total	$52,408	$52,418	$10

	Amortized		Unrealized
December 31, 2009	Cost	Fair Value	Gain/(Loss)
Money market funds	$10,421	$10,421	$—
Government-sponsored enterprises	5,218	5,217	(1)
Corporate debt securities	3,500	3,500	—

Total	$19,139	$19,138	$(1)

The Company had no sales of marketable securities during the three or nine months ended September 30, 2010 or 2009. As of September 30, 2010, all of the Company’s marketable securities have a maturity of less than one year.
When determining if there are any “other-than-temporary” impairments on its investments, the Company evaluates: (i) whether the investment has been in a continuous realized loss position for over 12 months; (ii) the duration to maturity of the Company’s investments; (iii) the Company’s intention to hold the investments to maturity and if it is not more likely than not that the Company will be required to sell the investment before recovery of the amortized cost bases; (iv) the credit rating of each investment; and (v) the type of investments made. Through September 30, 2010, the Company has not recognized any “other-than-temporary” losses on its investments.
The Company’s available for sale debt securities are valued utilizing a multi-dimensional relational model. Inputs, listed in approximate order of priority for use when available, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.
Contingent Consideration Liability
In connection with the exercise of the Company’s option to purchase all of the outstanding equity of Allegro, the Company is obligated to make contingent cash payments to the former Allegro stockholders related to certain payments received by the Company from future partnering agreements pertaining to AZ-004/104 (Staccato loxapine) or AZ-002 (Staccato alprazolam) (see Note 12). The Company estimated the fair value of this contingent consideration liability using a probability-weighted discounted cash flow model. The Company derived multiple cash flow scenarios for each of the product candidates and applied a probability to each of the scenarios. These probability and risk adjusted weighted average cash flows were then discounted utilizing the Company’s estimated weighted average cost of capital (“WACC”). The Company’s WACC considered the Company’s cash position, competition, risk of substitute products, and risk associated with the financing of the development projects. The Company determined the discount rate to be 18% and applied this rate to the probability adjusted cash flow scenarios.
This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value.
The Company records any changes in the fair value of the contingent consideration liability in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, U.S. Food and Drug Administration (“FDA”) approval or nonapproval of the Company’s submissions, the timing and terms of any strategic partnership agreement, and the commercial success of AZ-004, AZ-104 or AZ-002 could have a material impact on the fair value of the contingent consideration liability, and as a result, the Company’s results of operations and financial position.
During the three months ended September 30, 2010, the Company reduced the fair value of the contingent consideration liability to reflect the reduction in the probability-weighted estimated cash flows from AZ-004 and the timing of receipt of such cash flows, due to (a) the Complete Response Letter (“CRL”) received from the FDA on October 8, 2010 regarding the Company’s New Drug Application (“NDA”) for its AZ-004 product candidate and (b) the termination of the Company’s agreement with Biovail (see Note 12). A CRL is issued by the FDA’s Center for Drug Evaluation and Research indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The Company is currently evaluating the FDA’s comments in the CRL and anticipates meeting with the FDA before the end of 2010 to discuss the CRL. This reduction resulted in a decrease in net loss per share of $0.15 and $0.14 for the three and nine months ended September 30, 2010, respectively.
In February 2010, Biovail Laboratories International SRL (“Biovail”) paid the Company an upfront $40 million payment for the rights to commercialize AZ-004 in the United States and Canada (see Note 12). The Company in turn paid $7.5 million of the upfront payment to the former Allegro stockholders under the terms of the exercise of the option to purchase all of the outstanding equity of Allegro.
The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and nine months ended September 30, 2010 (in thousands):

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2010	2010
Beginning balance	$18,509	$24,838
Payments made	—	(7,500)
Adjustments to fair value measurement	(8,509)	(7,338)

Ending balance	$10,000	$10,000

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
The following table sets forth the summary of option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2010:

	Outstanding Options
		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 1, 2010	4,740,499	$5.17
Options granted	420,071	2.77
Options exercised	(114,278)	1.87
Options canceled	(486,280)	8.24

Outstanding at September 30, 2010	4,560,012	4.71

The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $33,000 and $141,000, respectively, and $36,000 and $73,000 during the same periods in 2009, respectively.
The following table sets forth the summary of restricted stock unit activity under the Company’s equity incentive plans for the nine months ended September 30, 2010:

		Weighted
	Number	Average
	Of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2010	196,270	$3.90
Granted	1,445,284	2.54
Released	(149,304)	2.55
Forfeited	(56,289)	2.77

Outstanding at September 30, 2010	1,435,961	2.76

As of September 30, 2010, 73,893 and 175,000 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.

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
The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. An additional 250,000 shares were reserved for issuance on each of January 1, 2010 and 2009 under this provision. The Company issued 277,721 shares at a weighted average price of $1.33 under the ESPP during the nine months ended September 30, 2010 and 216,401 shares at a weighted average price of $1.41 during the nine months ended September 30, 2009. No shares were issued under the ESPP during the three months ended September 30, 2010 or 2009. At September 30, 2010, 128,522 shares are available for issuance under the ESPP.
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
Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units
During the three and nine months ended September 30, 2010, the weighted average fair value of the employee stock options granted was $1.74 and $1.86, respectively and $1.63 and $1.71 in the same periods in 2009, respectively. The weighted average fair value of restricted stock units issued was $2.80 and $2.54 in the three and nine months ended September 30, 2010, respectively. The weighted average fair value of restricted stock units issued was $2.19 in the nine months ended September 30, 2009. The Company did not issue restricted stock units in the three months ended September 30, 2009. The weighted average fair value of stock purchase rights granted under the ESPP was $2.03 and $1.21 during the three and nine months ended September 30, 2010, respectively, and $2.58 and $2.81 during the same periods in 2009, respectively.
The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock Option Plans
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	83%	89%	84%	86%
Risk-free interest rate	1.51%	2.4%	2.04%	1.76%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan
Expected term	2.0 years	2.0 years	2.0 years	1.9 years
Expected volatility	79%	75%	85%	74%
Risk-free interest rate	1.63%	2.22%	1.23%	2.55%
Dividend yield	0%	0%	0%	0%

The estimated fair value of restricted stock units awards is calculated based on the market price of Alexza’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on Alexza common stock prior to vesting of the restricted stock unit. The Company’s estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.
As of September 30, 2010, there were $2,799,000, $345,000 and $121,000 of total unrecognized compensation costs related to unvested stock option awards, unvested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 1.7 years, 1.3 years and 0.7 years, respectively.
There was no share-based compensation capitalized at September 30, 2010.
During the three months ended September 30, 2010, the Company reversed $2,386,000 of share-based compensation on stock options and restricted stock units issued pursuant to the 2010 bonus plan, as the vesting of such items is no longer considered probable. This reversal resulted in a decrease in net loss per share of $0.04 and $0.04 for the three and nine months ended September 30, 2010, respectively.
6. Net Loss per Share Attributable to Alexza Common Stockholders
Historical basic and diluted net loss per share attributable to Alexza common stockholders is calculated by dividing the net loss attributable to Alexza common stockholders by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share attributable to Alexza common stockholders calculation for the three and nine months ended September 30, 2010 and 2009 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options	4,492,941	4,539,676	4,569,378	4,527,217
Restricted stock units	1,464,080	1,038,120	1,109,631	833,502
Warrants to purchase common stock	14,775,238	3,931,242	13,751,396	3,181,242
7. Restructuring Charges
In January 2009, the Company restructured its operations to focus its efforts on the continued rapid development of its AZ-004 (Staccato loxapine) product candidate. The restructuring included a workforce reduction of 50 employees, representing approximately 33% of the Company’s total workforce and was completed in the second quarter of 2009. The Company incurred restructuring expenses of $2,153,000 in the nine months ended September 30, 2009 related to employee severance and other termination benefits, including a non-cash charge related to modifications to share-based awards. All expenses were incurred and paid in 2009 and no additional charges are expected related to this restructuring.

8. Comprehensive Loss Attributed to Alexza Common Stockholders
Comprehensive loss attributed to Alexza common stockholders is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss attributed to Alexza common stockholders for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(591)	$(12,425)	$(26,896)	$(36,298)
Change in unrealized gain (loss) on marketable securities	2	6	11	(27)

Comprehensive loss	(589)	(12,419)	(26,885)	(36,325)
Comprehensive loss attributable to noncontrolling interest in Symphony Allegro Inc.	—	1,568	—	13,987

Comprehensive loss attributable to Alexza common stockholders	$(589)	$(10,851)	$(26,885)	$(22,338)

9. Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Accrued compensation	$1,747	$2,174
Accrued professional fees	582	630
Other	1,014	677

Total	$3,343	$3,481

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
Due to a late payment made in October 2009, the Company may be in default of the terms of its equipment financing obligations. The Company does not believe it is in default; however, if the Company is in default, the lender would have the right to demand payment on all outstanding obligations. As a result, the Company has classified all of the outstanding equipment financing obligations as a current liability as of September 30, 2010. Subsequent to the late payment, the Company paid the installment that was at issue and has paid all subsequent installments in a timely manner.
Term Loan Agreements
Hercules Technology Growth Capital
In May 2010, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). Under the terms of the Loan Agreement, the Company borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14% and issued to Hercules a secured term promissory note evidencing the loan. The Company is making interest only payments for the initial eight months. Thereafter the loan will be repaid in 33 equal monthly installments. The Company believes the amortized book value represents the approximate fair value of the outstanding debt.
The Loan Agreement limits both the seniority and amount of future debt the Company may incur. The Company may be required to prepay the loan in the event of a change in control. In conjunction with the loan, the Company issued to Hercules a five-year warrant to purchase 376,394 shares of the Company’s common stock at a price of $2.69 per share. The warrant is immediately exercisable and expires in May 2015. The Company estimated the fair value of this warrant as of the issuance date to be $921,000 which was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The fair value of the warrant was calculated using the Black-Scholes option valuation model, and was based on the contractual term of the warrant of five years, a risk-free interest rate of 2.31%, expected volatility of 84% and 0% expected dividend yield. The Company also recorded fees paid to Hercules as a debt discount, which further reduced the carrying value of the loan. The debt discount is being amortized to interest expense.
Autoliv ASP, Inc.
In June 2010, in return for transfer to the Company of all right, title and interest in a production line for the commercial manufacture of chemical heat packages completed or to be completed by Autoliv ASP, Inc (“Autoliv”) on behalf of the Company, the Company paid Autoliv $4,000,000 in cash and issued Autoliv a $4,000,000 unsecured promissory note. The note will bear interest beginning on January 1, 2011 at 8% per annum and will be paid in 48 consecutive and equal installments of $97,000 beginning on that date (see Note 13). The Company believes the amortized book value represents the approximate fair value of the outstanding debt.
Future scheduled principal payments under the equipment financing agreements and the term loans as of September 30, 2010 are as follows (in thousands):

	Equipment
	Financing	Loan
	Obligations	Agreements	Total
2010 — remaining 3 months	$330	$—	$330
2011	427	4,993	5,420
2012	—	6,364	6,364
2013	—	6,528	6,528
2014	—	1,115	1,115
Thereafter	—	—	—

Total	$757	$19,000	$19,757

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
In January 2010, the Company entered into an agreement to sublease an additional portion of its Mountain View facility from March 1, 2010 through February 28, 2014. The sublessee has an option to extend the sublease agreement for 12 months and a second option to extend the sublease agreement an additional 37 months. If the sublessee exercises these options, the rent will be at fair market rates at the time the option is exercised. In the nine months ended September 30, 2010, the Company recorded a charge of $1,144,000 to record the difference between the lease payments made by the Company and the cash receipts to be generated from the sublease over the life of the sublease.

12. License Agreements
Cypress Bioscience, Inc.
On August 26, 2010, the Company entered in to a license and development agreement (“Cypress Agreement”) with Cypress Bioscience, Inc. (“Cypress”) for Staccato nicotine. According to the terms of the Cypress Agreement, Cypress paid the Company a non-refundable upfront payment of $5 million to acquire the worldwide license for the Staccato nicotine technology.
Following the completion of certain preclinical and clinical milestones relating to the Staccato nicotine technology, if Cypress elects to continue the development of Staccato nicotine, Cypress will be obligated to pay the Company an additional technology transfer payment of $1 million. The Company retains a carried interest of 10%, subject to adjustment in certain circumstances, in the net proceeds of any sale or license by Cypress of the Staccato nicotine assets, and the carried interest will be subject to put and call rights in certain circumstances.
Cypress has the responsibility for preclinical, clinical and regulatory aspects of the development of Staccato nicotine, along with the commercialization of the product. Cypress will pay the Company a total of $3.9 million in research and development funding for the Company’s efforts to execute a development plan culminating with the delivery of clinical trial materials for a Phase 1 study with Staccato nicotine.
Additionally, Cypress and the Company entered into an agreement to sublease approximately 2,500 square feet of the Company’s premises and to provide certain administrative, facility and information technology support for a period of 12 months for $11,000 per month. After 12 months, the space will be leased on a month-to-month basis.
For revenue recognition purposes, the Company viewed the Cypress Agreement as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluates whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items exist. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company has concluded that there is not objective and reliable evidence of fair value of all of the undelivered elements, and thus the Company is accounting for such elements as a single unit of accounting. The Company has begun to deliver all elements of the arrangement and is recognizing revenue ratably over the estimated performance period of the agreement.
Biovail Laboratories International SRL
In February 2010, the Company entered into a collaboration and license agreement (“License Agreement”) and a manufacture and supply agreement, (“Supply Agreement” and collectively, the “Collaboration”), with Biovail, for AZ-004 for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication for the rapid treatment of agitation in schizophrenia and bipolar disorder patients. On October 18, 2010, Biovail notified the Company of its intention to terminate the Collaboration. The termination is effective 90 days from such notice, or January 16, 2011. Upon such termination, the Company will reacquire the U.S. and Canadian rights to its AZ-004 product candidate licensed to Biovail pursuant to the Collaboration. Neither the Company nor Biovail will incur any early termination penalties in connection with the termination of the Collaboration. The Collaboration contemplates that the Company will be the exclusive supplier of AZ-004 for clinical and commercial uses and have responsibility for the NDA for AZ-004 for the initial indication, as well as responsibility for any additional development and regulatory activities required for use by these two patient populations in the outpatient setting. Biovail will be responsible for commercialization for the initial indication and, if it elects, development and commercialization of additional indications for AZ-004 in the U.S. and Canada. In October 2010, the Company received a CRL from the FDA, regarding its NDA for AZ-004. The Company is currently evaluating the FDA’s comments in the CRL and anticipates meeting with the FDA before the end of 2010 to discuss the CRL.
Under the terms of the License Agreement, Biovail paid the Company a non-refundable upfront fee of $40 million.
Under the Collaboration, the Company was subject to a commercialization penalty of up to $5 million if Biovail did not purchase certain quantities of commercial product, determined on an annual basis over a five year period, or if the FDA did not approve the NDA for AZ-004 or issued a CRL that required additional development or regulatory activities, which caused Biovail to elect to terminate the license agreement. The Company was not subject to the payment obligation unless certain operational milestones were achieved. Upon the achievement of the operational milestones, the Company planned to record any future payments received from Biovail as a deferred revenue liability and would reduce the liability and recognize revenue only to the extent the minimum purchases have been made and the penalty is no longer payable to Biovail.
For revenue recognition purposes, the Company viewed the Collaboration with Biovail as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluates whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items exist. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company had concluded that there is not objective and reliable evidence of fair value of all of the undelivered elements, and thus the Company is accounting for such elements as a single unit of accounting. Prior to notification of the termination of the Collaboration the Company had not commenced the delivery of clinical and commercial product to Biovail, thus no revenue was recognized during the three or nine months ended September 30, 2010.
Upon termination of the Collaboration, all rights to AZ-004 will revert back to the Company. The Company’s obligations under the Collaboration were fulfilled upon the notification of termination of the Collaboration and the Company will recognize the deferred revenue of $40 million during the three months ended December 31, 2010. Additionally, as part of the termination, Biovail did not meet the operational milestones and as a result the Company is no longer subject to the commercialization penalty.
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
In June 2010, the Company and Autoliv entered into an agreement to amend the terms of the Manufacture Agreement (the “Amendment”). Under the terms of the Amendment, Alexza paid Autoliv $4,000,000 and issued Autoliv a $4,000,000 unsecured promissory note in return for a production line for the commercial manufacture of Chemical Heat Packages. The note will bear interest beginning on January 1, 2011 at 8% per annum and will be paid in 48 consecutive and equal installments of $97,000 beginning on that date. At Alexza’s request, Autoliv will manufacture up to two additional production lines for the commercial manufacture of Chemical Heat Packages at a cost not to exceed $2.4 million for each additional line. Each production line consists of two autonomously functioning units (“cells”); one of which has been fully completed and put into service. Upon signing, the Company recorded $4 million of the total $8 million payment as an Other Asset on the balance sheet as this amount represents a deposit on the construction of the second cell, which has not been initiated.
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
14. Subsequent Events
On October 8, 2010, the Company received a CRL from the FDA, regarding its NDA, for AZ-004, submitted as Adasuve™ Staccato® (loxapine) inhalation aerosol, 5 mg and 10 mg (see Note 3).
On October 18, 2010, Biovail notified the Company of its intention to terminate the Collaboration (see Note 12). The termination is effective 90 days from such notice, or January 16, 2011. Upon the termination, the Company will reacquire the U.S. and Canadian rights to AZ-004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our response to the Complete Response Letter, or CRL, the prospects and anticipated timing of our receiving approval to market AZ-004, if at all, the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for our product candidates, our future operating expenses, our future losses, our future expenditures and the sufficiency of our cash resources. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
We are a pharmaceutical company focused on the research, development, and commercialization of novel proprietary products for the acute treatment of central nervous system conditions. All of our product candidates are based on our proprietary technology, the Staccato system. The Staccato system vaporizes an excipient-free drug to form a condensation aerosol that, when inhaled, allows for rapid systemic drug delivery. Because of the particle size of the aerosol, the drug is quickly absorbed through the deep lung into the bloodstream, providing speed of therapeutic onset that is comparable to intravenous, or IV, administration but with greater ease, patient comfort and convenience. In December 2009, we filed a New Drug Application, or NDA, for our AZ-004 (Staccato loxapine) product candidate. In October 2010, we received a Complete Response Letter, or CRL, from the U.S. Food and Drug Administration, or FDA, regarding our NDA for AZ-004, submitted as Adasuve™ Staccato® (loxapine) inhalation aerosol, 5 mg and 10 mg. A CRL is issued by the FDA’s Center for Drug Evaluation and Research indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. We anticipate meeting with the FDA before the end of 2010 to discuss the CRL. We plan to seek commercial partners for the worldwide development and commercialization of AZ-004.
In January 2009, we reduced, and in some cases suspended, the development of our other product candidates in order to concentrate our efforts and resources on the clinical, regulatory, manufacturing and commercial development of AZ-004. In the first half of 2010, we conducted a thorough review of our product pipeline, evaluating current and potential new Staccato-based product candidates. The result of this review yielded three categories of Staccato-based product candidates: (1) those product candidates where we believe we can add value through internal development, (2) those product candidates where we have developed the product idea, but where a development partner is required, and (3) product candidates based on new ideas, primarily focused on new chemical entities, where the Staccato technology can facilitate better or more effective delivery and pharmacology. We are continuing to seek partners to support development of our product candidates.

Our clinical-stage product candidates in active development are:
•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder. In December 2009, we submitted our NDA for AZ-004 to the FDA. In October 2010, we received a CRL from the FDA regarding our NDA. A CRL is issued by the FDA’s Center for Drug Evaluation and Research indicating that the NDA review cycle is complete and the application is not ready for approval in its present form.

In the CRL, the FDA stated that their primary clinical safety concern was related to data from the three Phase 1 pulmonary safety studies with AZ-004. This concern was primarily based on observed, dose-related post-dose decreases in forced expiratory volume in one second, or FEV1, a standard measure of lung function, in healthy subjects and in subjects with COPD and asthma. The agency also noted that decreases in FEV1 were recorded in subjects who were administered device-only, placebo versions of AZ-004. We intend to meet with the FDA before the end of 2010 to discuss steps to address this FDA concern. As we have previously reported, there were no serious or severe respiratory adverse events in these trials or reported in the two Phase 3 clinical trials of AZ-004. All respiratory symptoms that developed after treatment in the Phase 1 subjects with COPD and asthma were either self-limiting or readily managed with an inhaled bronchodilator.

The CRL also raised issues relating to the suitability of the stability studies undertaken by Alexza and certain other items relating to the FDA’s recently completed pre-approval manufacturing inspection. Because AZ-004 incorporates a novel delivery system, the CRL also included input from the FDA’s Center for Devices and Radiological Health, or CDRH. CDRH requested a human factors study and related analysis to validate that the product can be used effectively in the proposed clinical setting. CDRH also requested further bench testing of the product under an additional “worst-case” manufacturing scenario.

In February 2010, we entered into a collaboration and license agreement, or license agreement, and a manufacture and supply agreement, collectively, the collaboration, with Biovail for AZ-004 (Staccato loxapine) for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication of treating agitation in schizophrenia and bipolar disorder patients. On October 18, 2010, Biovail notified us of its intention to terminate the collaboration. The termination is effective 90 days from such notice, or January 16, 2011. Upon the termination, we will reacquire the U.S. and Canadian rights to AZ-004. Neither Alexza nor Biovail will incur any early termination penalties in connection with the termination of the collaboration.

•	AZ-007 (Staccato zaleplon). We have completed Phase 1 testing for AZ-007. This product candidate is being developed for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. In the Phase 1 study, AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak drug concentration of 1.6 minutes. Pharmacodynamics, measured as sedation assessed on a 100 mm visual-analog scale, showed onset of effect as early as 2 minutes after dosing. In July 2010, we announced that we will move AZ-007 into active development, and we anticipated the commencement of Phase 2 clinical trials in the first half of 2011. However, we do not intend to spend external development resources on AZ-007 until after we have met with the FDA regarding the CRL for AZ-004 and updated our corporate strategy.

•	Staccato nicotine is designed to help smokers quit by addressing both the chemical and behavioral components of nicotine addiction by delivering nicotine replacement via inhalation.

On August 26, 2010, we entered in to a license and development agreement, or the Cypress Agreement, with Cypress Bioscience, Inc., or Cypress, for Staccato nicotine. According to the terms of the Cypress Agreement, Cypress paid us a non-refundable upfront payment of $5 million to acquire the worldwide license for the Staccato nicotine technology. In addition, following the completion of certain preclinical and clinical milestones relating to the Staccato nicotine technology, if Cypress elects to continue the development of Staccato nicotine, Cypress will be obligated to pay to us an additional technology transfer payment of $1 million. We have a carried interest of 10%, subject to adjustment in certain circumstances, in the net proceeds of any sale or license by Cypress of the Staccato nicotine assets and the carried interest will be subject to put and call rights in certain circumstances. Under the Cypress Agreement, Cypress has responsibility for preclinical, clinical and regulatory aspects of the development of Staccato nicotine, along with the commercialization of the product. Cypress will pay us a total of $3.9 million for our efforts to execute a development plan culminating with the delivery of clinical trial materials for a Phase 1 study with Staccato nicotine.

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
On August 10, 2010, we completed a registered direct offering of our common stock and warrants. We sold a total of 6,685,183 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.5 of a share of common stock, at a purchase price of $2.70 per unit. The warrants are exercisable six months after issuance at $3.30 per share and expire five years from the date of issuance. Net proceeds from the offering were approximately $16.4 million, after deducting placement agents’ commissions and offering expenses. The securities were sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on May 20, 2010.
On May 4, 2010, we entered into a Loan and Security Agreement, or Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules. Under the terms of the Loan Agreement, we have borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14%, and issued to Hercules a secured term promissory note evidencing the loan. We are making interest only payments for the initial eight months. Thereafter, the loan will be repaid in 33 equal monthly installments. The Loan Agreement limits both the seniority and amount of future debt we may incur. The Company may be required to repay the loan in the event of a change in control. In conjunction with the loan, we issued to Hercules a five-year warrant to purchase 376,394 shares of our common stock at a price of $2.69 per share. The warrant is immediately exercisable and expires five years from the effective date. We estimated the fair value of this warrant as of the issuance date to be $921,000 which was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The fair value of the warrant was calculated using the Black-Scholes option valuation model, and was based on the contractual term of the warrant of five years, a risk-free interest rate of 2.31%, expected volatility of 84% and 0% expected dividend yield. We also recorded fees paid to Hercules as a debt discount which further reduced the carrying value of the loan. The debt discount is being amortized to interest expense.
In May 2010, we obtained a committed equity financing facility under which we may sell up to $25 million of common stock to Azimuth Opportunity, Ltd., or Azimuth, over a 24-month period. We are not obligated to utilize any of the facility and we remain free to enter into and consummate other equity and debt financing transactions. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if we elect to use the facility, we will issue shares to Azimuth at a discount between 5.00% and 6.75% to the volume weighted average price of our common stock over a preceding period of trading days. Azimuth is not required to purchase any shares at a pre-discounted purchase price below $3.00 per share. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on May 20, 2010. This facility replaces a similar facility that was established in

March 2008 and expired after its 24-month term. As of September 30, 2010, there have been no sales of common stock under either of these facilities.
On November 2, 2007, we entered into a manufacturing and supply agreement, or the supply agreement, with Autoliv ASP, Inc., or Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. In June 2010, we entered into an agreement to amend the terms of the supply agreement, or the amendment. Under the terms of the amendment, we paid Autoliv $4,000,000 and issued Autoliv an unsecured promissory note in return for a production line for the commercial manufacture of chemical heat packages. The note will bear interest beginning on January 1, 2011 at 8% per annum and will be paid in 48 consecutive and equal installments of $97,000 beginning on that date. At our request, Autoliv will manufacture up to two additional production lines for the commercial manufacture of chemical heat packages at a cost not to exceed $2.4 million for each additional line.
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
Other than those licensed to Cypress and subsequent to the Biovail termination, we have retained all rights to our product candidates and the Staccato system. We intend to capitalize on our internal resources to develop certain product candidates and to identify routes to utilize external resources to develop and commercialize other product candidates.
We were incorporated on December 19, 2000. We have funded our operations primarily through the sale of equity securities, payments received pursuant to collaborations, capital lease and debt financings and government grants. We have generated $17.7 million in revenues from inception through September 30, 2010 through license agreements, development and supply agreements and United States Small Business Innovation Research grants and drug compound feasibility screening fees. In prior years, we have recognized governmental grant revenue and drug compound/new chemical entity feasibility revenue, however, we expect no grant revenue or drug compound feasibility screening revenue in 2010. We do not expect any material product revenue until at least 2012.
We have incurred significant losses since our inception. As of September 30, 2010, our deficit accumulated during development stage was $291.5 million and total stockholders’ deficit was $13.7 million. We recognized net losses of $26.9 million, $56.1 million, $77.0 million, $55.9 million and $336.6 million during the nine months ended September 30, 2010, the years ended December 31, 2009, 2008 and 2007, and the period from December 19, 2000 (Inception) to September 30, 2010, respectively. We expect our net losses to continue, however we expect a decrease in operating expenses in the fourth quarter of 2010 as compared to 2009 due to our decreased clinical activity. We will not be able to accurately predict our 2011 operating expense levels until after our anticipated meeting with the FDA to discuss the CRL.
The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long term success. If we do not complete development of our product candidates and obtain regulatory approval to market one or more of these product candidates, we may be forced to cease operations. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. Our strategy has been to focus our resources on AZ-004. In October 2010, we received a CRL from the FDA regarding our NDA for AZ-004, submitted as Adasuve™ Staccato® (loxapine) inhalation aerosol, 5 mg and 10 mg. We anticipate meeting with the FDA before the end of 2010 to discuss the CRL.
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
As a result of the uncertainties discussed above, the uncertainty regarding our ability to market AZ-004, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. While we are currently focused on developing our product candidates, we anticipate that we and our partners, will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We do not expect any of our current product candidates to be commercially available for sale before 2012, if at all.
We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from option exercises and purchases of common stock pursuant to our 2005 Employee Stock Purchase Plan (our “ESPP”), we will be able to maintain our currently planned operations into the second half of 2011. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. We are not able to accurately predict our 2011 operating expense levels until after our meeting with the FDA to discuss the CRL.
Results of Operations
Comparison of Three and Nine months Ended September 30, 2010 and 2009
Revenue
The following table summarizes the revenues recognized to date (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$744	$—	$744	$9,514

Total revenue	$744	$—	$744	$9,514

Revenues for the three and nine months ended September 30, 2010 were $744,000, and for the nine months ended September 30, 2009 were $9.5 million. There were no revenues for the three months ended September 2009.
During the three months ended September 30, 2010, we received an upfront payment of $5 million from Cypress upon entering into a licensing agreement with Cypress, and an additional $981,000 from Cypress for reimbursement of costs incurred for the quarter pursuant to the same agreement, which we are amortizing on a straight-line basis over the expected performance period of our deliverables under the licensing agreement. In January 2009, we mutually agreed with Endo to terminate our development agreement, at which time we fulfilled our obligations under the development agreement, and recognized the remaining $9.5 million of deferred revenues into revenues.
During the nine months ended September 30, 2010, we received an upfront payment of $40 million from Biovail upon entering into the collaboration with Biovail, recording it as deferred revenue. On October 18, 2010, Biovail notified us of its intention to terminate the collaboration. The termination is effective 90 days from such notice, or January 16, 2011. Upon such termination, we will reacquire the U.S. and Canadian rights to our AZ-004 product candidate licensed to Biovail pursuant to the collaboration. Neither the Company nor Biovail incurred any early termination penalties in connection with the termination of the collaboration. Our obligations under the collaboration were fulfilled upon notification of the termination of the collaboration and we will recognize the deferred revenue of $40 million during the three months ended December 31, 2010.

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
Due to the receipt of the CRL, we no longer believe it probable that certain cash payments and share-based awards will be earned under the 2010 bonus plan. As a result, we reversed bonus expense and share-based compensation related to the 2010 bonus program recognized in the first half of 2010 and ceased recognizing such amounts during the three months ended September 30, 2010. For the nine months ended September 30, 2010, research and development expenses would have been $2.6 million higher if we had not reversed the accrued bonus expense.
The following table allocates our expenditures between product candidate costs or general research, based on our internal records and estimated allocations of employee time and related expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Product candidate expenses	$5,547	$7,537	$18,849	$26,014
General research	1,107	1,646	3,659	6,139

Total research and development expenses	$6,654	$9,183	$22,508	$32,153

Research and development expenses were $6.7 million and $22.5 million during the three and nine months ended September 30, 2010, respectively, and $9.2 million and $32.2 million in the same periods in 2009, respectively. In January 2009, we restructured our operations, including an approximate 33% reduction in headcount, to focus our efforts on the continued rapid development of our AZ-004 (Staccato loxapine) product candidate.
The restructuring resulted in a decrease in both product candidate and general research expenses. The emphasis on the rapid development of AZ-004 resulted in AZ-004 accounting for 94% and 98%, of product candidate expenses in the three and nine months ended September 30, 2010, respectively, as compared to greater than 99% and 83% in the same periods in 2009, respectively. In July 2010, we announced that we will move AZ-007 into active development, and we anticipated the commencement of Phase 2 clinical trials in the first half of 2011. During the three months ended September 30, 2010, we began preliminary work on AZ-007 in preparation for the Phase 2 clinical trials. However, we do not presently intend to spend external development resources on AZ-007 until after we have met with the FDA regarding the CRL for AZ-004 and updated our corporate strategy.
General and Administrative Expenses
General and administrative expenses were $2.6 million and $11.5 million during the three and nine months ended September 30, 2010, respectively, and $3.8 million and $11.9 million in the same periods a year ago, respectively. Due to the receipt of the CRL, we no longer believe it probable that certain cash payments and share-based awards will be earned under the 2010 bonus plan. As a result, we reversed bonus expense and share-based compensation related to the 2010 bonus program recognized in the first half of 2010 and ceased recognizing such amounts during the three months ended September 30, 2010. General and administrative expenses were $1.2 million lower, as compared to the same period in 2009, as a result of the reversal of the accrued bonus expenses. Our 2010 expenses for the nine months ended September 30, 2010 included a charge of $1.1 million related to our entering into a sublease agreement for a portion of one of our Mountain View facilities equal to the difference between the lease payments made by us and the cash receipts to be generated from the sublease over the life of the sublease and a $0.3 million non-cash share-based compensation charge for the surrender of certain stock options. Excluding these charges general and administrative expenses decreased in both the three months and nine months ended September 30, 2010 as a result of our restructuring in the first quarter of 2009, as discussed below.

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
During the three months ended September 2010, we reduced the weighted-average expected cash flows for milestone payments and product royalties, and the timing of those cash flows, for AZ-004 in response to the receipt of the CRL from the FDA. The reduction of the expected cash flows, and timing of these cash flows result in a reduction of $8.5 million in the net present value of estimated future payments to Allegro. The Company recognized a gain of $8.5 million to reflect the reduction in the contingent consideration liability.
Interest and Other Income/(Expense), Net
Interest and other income/(expense) was $19,000 and $28,000 the three and nine months ended September 30, 2010, respectively, and $4,000 and $92,000 in the same periods in 2009, respectively. The amounts primarily represent income earned on our cash and cash equivalents and marketable securities and in 2009 on investments held by Allegro as well as losses on the retirement of fixed assets. The decrease for the nine month period was primarily due to lower interest earned on those balances and losses incurred on our fixed asset retirements. We expect interest income to continue to remain nominal through 2010 as we expect the low interest rate environment to continue and as we do not expect any material losses on the retirement of fixed assets.
Interest Expense
Interest expense was $599,000 and $1,024,000 for the three and nine months ended September 30, 2010, respectively, and $95,000 and $378,000 in the same periods in 2009, respectively. The amounts represent interest on our equipment financing obligations and term loan agreement. Interest expense increased due to the addition of the $15 million term loan agreement in May. We expect interest expense to increase from levels in the first half of the year due to the addition of the term loans.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate net proceeds from such sales totaling $260.8 million, revenues primarily from licensing and development agreements and government grants totaling $17.7 million. We have received funding totaling $56 million from our collaborations, and additional funding from equipment financing obligations and term loans, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our ESPP. As of September 30, 2010, we had $52.7 million in cash, cash equivalents and marketable securities. Our cash and marketable securities balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.

Cash Flows from Operating Activities. Net cash provided by (used in) operating activities was $18.8 million and $(40.6) million during the nine months ended September 30, 2010 and 2009, respectively. The net cash provided by the nine months ended September 30, 2010 primarily reflects the deferred revenues of $45.2 million from the Biovail and Cypress agreements and the change in the fair value of the contingent liability of $7.3 million, offset by a net loss of $26.9 million, share-based compensation expense of $2.5 million and depreciation of $3.4 million, decrease in other receivables of $1.4 million and increase in accounts payable of $1.7 million.
The net cash used in the nine months ended September 30, 2009 primarily reflects the net loss of $36.3 million, net of share-based compensation expense of $5.5 million and depreciation of $3.7 million, the decrease in deferred revenues related to the termination of the development agreement with Endo of $9.5 million, decreases in accrued clinical and other accrued expenses of $2.1 million and other liabilities of $1.2 million.
Cash Flows from Investing Activities. Net cash (used in) provided by investing activities was $(45.1) million and $23.7 million during the nine months ended September 30, 2010 and 2009, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. During the nine months ended September 30, 2010, we had purchases of marketable securities, net of maturities, of $36.7 million, and purchases of property and equipment of $8.5 million, primarily consisting of equipment purchases.
During the nine months ended September 30, 2009, we had maturities of marketable securities, net of purchases, of $24.5 million, and purchases of property and equipment of $0.8 million, primarily consisting of equipment purchases.
Cash Flows from Financing Activities. Net cash provided by financing activities was $22.5 million and $2.2 million during the nine months ended September 30, 2010 and 2009, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our equipment financing agreements. In August 2010, we issued 6,685,183 shares of our common stock and warrants to purchase 3,342,589 shares of our common stock resulting in net proceeds of $16.4 million. In the nine months ended September 30, 2010 and 2009, payments on our equipment financing obligations were $1.8 million and $3.0 million, respectively.
We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from option exercises and purchases of common stock pursuant to our ESPP, we will be able to maintain our currently planned operations into the second half of 2011; however we are not able to accurately predict our 2011 operating expense levels until after our anticipated meeting with the FDA to discuss the CRL. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:
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
Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into strategic partnerships with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:
•	our response to the CRL and interactions with the FDA regarding the issues raised therein;

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the cost, timing and outcomes of regulatory approvals:

•	the terms and timing of any additional distribution agreements, strategic partnerships or licensing agreements that we may establish;

•	our ability to draw on our equity financing facility with Azimuth;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing manufacturing, marketing and sales capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
On May 4, 2010, we entered into a Loan and Security Agreement, or loan agreement, with Hercules Technology Growth Capital, Inc., or Hercules. Under the terms of the loan agreement, we have borrowed $15,000,000 at an interest rate equal to the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14%, and issued to Hercules a secured term promissory note evidencing the loan. We are making interest only payments for the initial eight months. Thereafter the loan will be repaid in 33 equal monthly installments.
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
We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the supply agreement expires on December 31, 2012, at which time the supply agreement will automatically renew for successive five-year renewal terms unless we or Autoliv notify the other party no less than 36 months prior to the end of the initial term or the then-current renewal term that such party wishes to terminate the supply agreement.
Our scheduled future minimum contractual payments, net of sublease income, including interest, are as follows (in thousands):

	Operating	Equipment
	Lease	Financing	Loan
	Agreements	Obligations	Agreements	Total
2010 — remaining 3 months	$956	$346	$403	$1,705
2011	4,572	443	6,703	11,718
2012	4,825	—	7,489	12,314
2013	4,469	—	6,962	11,431
2014	4,859	—	1,164	6,023
Thereafter	15,857	—	—	15,857

Total	$35,538	$789	$22,721	$59,048

Due to a late payment in October 2009, the Company may have been in default of the terms of its equipment financing obligations as of September 30, 2010. The Company does not believe it was in default. However, if the Company was in default, the lender would have the right to demand payment on all outstanding obligations. As a result, the Company has classified all of the outstanding equipment financing obligations as a current liability as of September 30, 2010. Subsequent to the late payment, the Company paid the installment that was at issue and has paid all subsequent installments in a timely manner.
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
See Note 5 to the condensed consolidated financial statements in this Quarterly Report on this Form 10-Q for further information regarding ASC 718 option valuation disclosures.
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
We estimate the fair value of the liability associated with the contingent cash payments to the Allegro Investors, or contingent consideration liability, on a quarterly basis using a probability-weighted discounted cash flow model. We derive multiple cash flow scenarios for each of the product candidates subject to the cash payments and apply a probability to each of the scenarios. These probability and risk adjusted weighted average cash flows were then discounted utilizing our estimated weighted average cost of capital (“WACC”). Our WACC considered the Company’s cash position, competition, risk of substitute products, and risk associated with the financing of the development projects. We determined the discount rate to be 18% and applied this rate to the probability adjusted cash flow scenarios.
Changes in the fair value of the contingent consideration liability are recognized in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, FDA approval or nonapproval of our submissions, such as our NDA submitted in December 2009 and the CRL we received in October 2010, the timing and terms of a strategic partnership, the commercial success of the programs, and the discount rate used could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations.
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
Off Balance Sheet Arrangements
None
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of September 30, 2010, we had cash, cash equivalents and marketable securities of $52.7 million. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management (with the participation of our chief executive officer, chief financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2010, our internal disclosure controls and procedures were effective.
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
     We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $26.9 million, $56.1 million, $77.0 million, $55.9 million and $336.6 million for the nine months ended September 30, 2010, the years ended December 31, 2009, 2008 and 2007, and the period from December 19, 2000 (inception) to September 30, 2010, respectively. As of September 30, 2010, we had a deficit accumulated during development stage of $291.5 million and a stockholders’ deficit of $13.7 million. We expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
     You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not completed clinical development for any of our product candidates. In October 2010, we received a CRL from the FDA regarding our NDA for our AZ-004 product candidate. A CRL is issued by the FDA’s Center for Drug Evaluation and Research indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. We intend to meet with the FDA prior to the end of 2010 to discuss steps to address the concerns raised in the CRL. We may be unsuccessful in resolving these concerns, and we may never receive marketing approval for AZ-004 or any of our product candidates as a result of the issues raised in the CRL. Each of our other product candidates is at an earlier stage of development and may be affected by concerns expressed in the CRL. Each of our product candidates will be unsuccessful if it:
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
Our ability to generate product revenue in the future is dependent on the successful development and commercialization of our product candidates. We have not proven our ability to develop and commercialize products. Problems frequently encountered in connection with the development and utilization of new and unproven technologies and the competitive environment in which we operate might limit our ability to develop commercially successful products. We do not expect any of our current product candidates to be commercially available before 2012, if at all. If we are unable to make our product candidates commercially available, we will not generate product revenues, and we will not be successful.
The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources.
     The FDA conducts in-depth reviews of NDAs to determine whether to approve product candidates for commercial marketing for the indications proposed. If the FDA is not satisfied with the information provided, the agency may refuse to approve an NDA or may require a company to perform additional studies or provide other information in order to secure approval. The FDA may delay, limit or refuse to approve an NDA for many reasons, including:
•	the information submitted may be insufficient to demonstrate that a product candidate is safe and effective;

•	the FDA might not approve the processes or facilities of a company, or those of its vendors, that will be used for the commercial manufacture of a product candidate; or

•	the FDA’s interpretation of the nonclinical, clinical or manufacturing data provided in an NDA may differ from a company’s interpretation of such data.
     If the FDA determines that the clinical trials submitted for a product candidate in support of an NDA are not conducted in full compliance with the applicable protocols for these studies, as well as with applicable regulations and standards, or if the agency does not agree with a company’s interpretation of the results of such studies, the FDA may reject the data that resulted from such studies. The rejection of data from clinical trials required to support an NDA could negatively impact a company’s ability to obtain marketing authorization for a product candidate and would have a material adverse effect on a company’s business and financial condition.
     In addition, an NDA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval during the review period. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) under the Federal Food, Drug and Cosmetic Act, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b)(2) are successful, the agency may be required to change its interpretation, which could delay or prevent the approval of an NDA.
     In October 2010, we received a CRL from the FDA regarding our New Drug Application. A CRL is issued by the FDA’s Center for Drug Evaluation and Research indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The CRL conveyed the FDA’s comments regarding certain issues with our NDA, including Phase 1 pulmonary safety studies with AZ-004, stability studies and matters related to the inspection of our manufacturing facilities. We intend to meet with the FDA before the end of 2010 to discuss steps to address the concerns raised in the CRL. We may be unsuccessful in resolving these issues and we may never receive marketing approval for AZ-004 or any of our product candidates as a result of the issues raised in the CRL.

We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.
     We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:
•	our response to the CRL and interactions with the FDA regarding the issues raised therein;

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities, and our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings;

•	the cost and timing of developing manufacturing capacity;

•	the cost and timing of developing sales and marketing capabilities prior to receipt of any regulatory approval of our product candidates;

•	revenues received from any existing or future products;

•	payments received under our collaboration with Cypress and any future strategic partnerships;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with commercializing our product candidates, if they receive regulatory approval.
     We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from option exercises and purchases of common stock pursuant to our 2005 Employee Stock Purchase Plan, or ESPP, we will be able to maintain our currently planned operations into the second half of 2011. We are not able to accurately predict our 2011 operating expense levels until after our anticipated meeting with the FDA to discuss the CRL. Further, due to the FDA not approving AZ-004 for commercial marketing in October 2010, we are delaying the clinical development of AZ-007. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:
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
     The recent economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from option exercises and purchases of common stock pursuant to our ESPP, we will be able to maintain our currently planned operations into the second half of 2011, we may obtain additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and stock price and could require us to delay or abandon clinical development plans. There is a risk that one or more of our current component manufacturers and partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.
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
     We have not yet received regulatory approval from the FDA or any foreign regulatory authority to market any of our product candidates. The clinical development and regulatory approval process is extremely expensive and takes many years. The timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our product candidates, we will be unable to market and sell them and therefore we may never be profitable. In October 2010 the FDA issued a CRL regarding our NDA for AZ-004. We intend to meet with the FDA before the end of 2010 to discuss steps to address the concerns raised in the CRL. We may be unsuccessful in resolving these issues, and we may never receive marketing approval for AZ-004 or any of our product candidates as a result of the issues raised in the CRL.
     As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities abroad. The number and design of clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results and regulations applicable to any particular product candidate. In June 2008, we announced that our Phase 2a proof-of-concept clinical trial of AZ-002 ( Staccato Alprazolam) did not meet either of its two primary endpoints. In September 2009, we announced that our Phase 2b clinical trial of AZ-104 ( Staccato loxapine) for the treatment of migraine did not meet its primary endpoint.
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
     Part of the FDA approval process includes FDA inspections on manufacturing facilities to ensure adherence to applicable regulations. The FDA may delay, limit or deny marketing approval of our other product candidates as a result of such inspections. In August 2010 the FDA inspected our manufacturing facilities at our Mountain View headquarters. The CRL we received in October 2010 regarding our NDA for AZ-004 raised issues regarding our manufacturing processes that must be resolved before we will be allowed to market AZ-004.
     Any delay in, or failure to receive or maintain, approval for any of our product candidates could prevent us from ever generating meaningful revenues or achieving profitability. The CRL we received in October 2010 conveyed the FDA’s comments regarding certain issues with our NDA, including Phase 1 pulmonary safety studies with AZ-004, stability studies and matters related to the inspection of our manufacturing faculties. We may never receive marketing approval for AZ-004 or any of our product candidates as a result of the issues raised in the CRL.
     Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies may change requirements for approval even after a clinical trial design has been approved. For example, AZ-004 and Alexza’s other product candidates combine drug and device components in a manner that the FDA considers to render them combination products under FDA regulations. The FDA exercises significant discretion over the regulation of combination products, including the discretion to require separate marketing applications for the drug and device components in a combination product. To date, Alexza’s products are being regulated as drug products under the new drug application process administered by the FDA. The FDA could in the future require additional regulation of Alexza’s products under the medical device provisions of the Federal Food, Drug, and Cosmetic Act.
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
     Even if we receive regulatory approval to market a particular product candidate, the FDA or a foreign regulatory authority could condition approval on conducting additional costly post-approval studies or could limit the scope of our approved labeling or could impose burdensome post-approval obligations under a Risk Evaluation and Mitigation Strategy, or REMS. If required, a REMS may include various elements, such as publication of a medication guide, a patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug or other measures that the FDA deems necessary to assure the safe use of the drug. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market, cause the FDA to impose additional REMS obligations or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, we will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the FDA imposes extensive regulatory requirements on the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product.
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
     The third-party suppliers of the components of our Staccato system must meet high precision and quality standards for our finished devices to comply with regulatory requirements. A contract manufacturer is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign authorities to ensure that our finished devices remain in strict compliance with the FDA’s Quality System Regulation, or QSR, which sets forth the FDA’s current good manufacturing practice requirements for medical devices, and other applicable government regulations and corresponding foreign standards. We are ultimately responsible for confirming that the components used in the Staccato system are manufactured in accordance with specifications, standards and procedures necessary to ensure that our finished devices comply with the QSR or other applicable regulations.
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
     In addition, the heat packages used in the single dose version of our Staccato system are manufactured using certain energetic, or highly combustible, materials that are used to generate the rapid heating necessary for vaporizing the drug compound while avoiding degradation. Manufacture of products containing these types of materials is regulated by the U.S. government. We have entered into a supply agreement with Autoliv for the manufacture of the heat packages in the commercial design of our single dose version of our Staccato system. If Autoliv fails to manufacture the heat packages to the necessary specifications, or does not carry out its contractual obligations to supply our heat packages to us, or if the FDA requires different manufacturing or quality standards than those set forth in our supply agreement, our clinical trials or commercialization efforts may be delayed, suspended or terminated while we seek additional suitable manufacturers of our heat packages, which may prevent us from commercializing our product candidates that utilize the single dose version of the Staccato system.
If we do not establish additional strategic partnerships, we will have to undertake development and commercialization efforts on our own, which would be costly and delay our ability to commercialize any future products.
     A key element of our business strategy is our intent to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates. In December 2006, we entered into such a development relationship with Symphony Allegro, Inc., or Allegro, and in December 2007 we entered into a strategic relationship with Endo Pharmaceuticals, Inc., or Endo, for the development of AZ-003. In January 2009, we mutually agreed with Endo to terminate our agreement. In June 2009, we amended the terms of our option agreement with Allegro, resulting in our acquisition of Allegro and the termination of the agreement in August 2009. In February 2010, we entered into a collaboration with Biovail for the commercialization of AZ-004 in the United States and Canada. In October 2010, Biovail gave us notice that it was terminating the collaboration. In August 2010, we entered into a license and development agreement with Cypress Biosciences, Inc. for Staccato nicotine. We intend to enter into additional strategic partnerships with third parties to develop and commercialize our product candidates. Other than Cypress, we do not currently have any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate additional strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate additional strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

If we enter into additional strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.
     Due to our relationship with Cypress, and for any other strategic partnerships or collaborations with pharmaceutical or biotechnology companies we may establish, we may be subject to a number of risks including:
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
     Our current patents or any future patents that may be issued regarding our product candidates or methods of using them, can be challenged by our competitors who can argue that our patents are invalid and/or unenforceable. Third parties may challenge our rights to, or the scope or validity of, our patents. Patents also may not protect our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The Federal Food, Drug, and Cosmetic Act and the FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, non-infringing versions of a drug or device in order to facilitate the approval of generic substitutes. These same types of incentives encourage manufacturers to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor.
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
     We anticipate that, if approved, AZ-007 would compete with non-benzodiazepine GABA-A receptor agonists. We are also aware of more than 10 approved generic versions of zolpidem oral, as well as at least five insomnia products that are under review by the FDA. Also, we are aware that a company has received a complete response letter from the FDA with respect to a version of zolpidem intended to treat middle of the night awakening. Additionally, we are aware of three products in Phase 3 development for the treatment of insomnia.
     We anticipate that, if approved, AZ-001 and AZ-104 would compete with currently marketed triptan drugs and with other migraine headache treatments, including intravenous, or IV, delivery of prochlorperazine, the API in AZ-001. In addition, we are aware of at least 15 product candidates in development for the treatment of migraines, one of which is an inhaled formulation.
     We anticipate that, if approved, AZ-003 would compete with some of the available forms of fentanyl, including injectable fentanyl, oral transmucosal fentanyl formulations and ionophoretic transdermal delivery of fentanyl. We are also aware of three fentanyl products under review by regulatory agencies either in the United States or abroad, and at least 14 products in Phase 3 clinical trial development for acute pain, four of which are fentanyl products. There are two inhaled forms of fentanyl products that are in at least Phase 2 development. In addition, if approved, AZ-003 would compete with various generic opioid drugs, such as oxycodone, hydrocodone and morphine, or combination products including one or more of such drugs.
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
     Healthcare costs have risen significantly over the past decade. In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or, collectively, the Healthcare Reform Act. This law substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, including provisions governing enrollment in federal healthcare programs, reimbursement and discount programs and fraud and abuse prevention and control, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We anticipate that if we obtain approval for our product candidates, some of our revenue and the revenue from our collaborators may be derived from U.S. government healthcare programs, including Medicare. Additionally, in 2009, the Department of Defense implemented a program pursuant to the National Defense Authorization Act for Fiscal Year 2008 that requires rebates, based on Federal statutory pricing, from manufacturers of innovator drugs and biologics. Furthermore, beginning in 2011, the Healthcare Reform Act imposes a non-deductible fee treated as an excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding certain orphan drugs, generics and over-the-counter drugs) to U.S. government programs. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally and our ability to successfully commercialize our product candidates or could limit or eliminate our spending on development projects.
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
     The laws and regulations affecting public companies, including the current provisions of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and rules enacted and proposed by the Securities and Exchange Commission, or SEC, and by the Nasdaq Global Market, will result in increased costs to us as we continue to undertake efforts to comply with rules and respond to the requirements applicable to public companies. The rules make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage as compared to the polices previously available to public companies. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.
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
We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in August 2009 we issued 10,000,000 shares of our common stock and warrants to purchase an additional 5,000,000 shares of our common stock in connection with the closing of our acquisition of all of the equity of Symphony Allegro, Inc., in October 2009 we issued 8,107,012 shares of our common stock and warrants to purchase an additional 7,296,312 shares of our common stock in a private placement, in May 2010 we issued a warrant to purchase 376,394 shares of our common stock in connection with a secured term debt financing, and in August 2010 we issued 6,685,183 shares of our common stock and warrants to purchase up to an additional 3,342,589 shares of our common stock in a registered direct offering. Additionally in May 2010 we entered into a common stock purchase agreement with Azimuth, which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $25 million of our common stock at times and in amounts determined by us. If we enter into other financing transactions in which we issue equity securities in the future, our existing common stockholders will experience immediate dilution upon any such issuance.
If we fail to continue to comply with the listing requirements of The NASDAQ Global Market, the price of our common stock and our ability to access the capital markets could be negatively impacted.
Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50 million. As of November 5, 2010, the closing bid price of our common stock was $0.97, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was $44.3 million and the total market value of our listed securities was $58.0 million. As of September 30, 2010, we had a stockholders’ deficit of $13.7 million. In addition, the bid price of our common stock has recently been as low as $0.95 per share. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we could be subject to delisting from The NASDAQ Global Market. Not maintaining our listing on The Nasdaq Global Market may result in a decrease in the trading price of our common stock, lessen interest by institutions and individuals in investing in our common stock, make it more difficult to obtain analyst coverage and make it more difficult for us to raise capital in the future.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds from the Sale of Registered Securities
Not applicable.
Issuer Purchases of Equity Securities
None.
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
Item 5. Other Information
None.

Item 6. Exhibits

3.5	Amended and Restated Certificate of Incorporation. (1)

3.6	Amended and Restated Bylaws. (1)

3.7	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

10.1	Amendment No. 1 to Loan and Security Agreement dated September 20, 2010 by and between Alexza and Hercules Technology Growth Capital, Inc.

10.2	Form of Warrant to Purchase Shares of Common Stock, dated August 10, 2010. (3)

10.3	Amendment to 2005 Non Employee Directors’ Option Plan.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to exhibit to our Annual Report on Form 10-K/A filed on April 10, 2007.

(3)	Incorporated by reference to exhibit 4.1 to our Current Report on Form 8-K filed on August 5, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alexza Pharmaceuticals, Inc.
(Registrant)

November 9, 2010	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

November 9, 2010	/s/ August J. Moretti
August J. Moretti
Senior Vice President, Chief Financial Officer and Secretary (principal financial officer)

November 9, 2010	/s/ Mark K. Oki
Mark K. Oki
Vice President, Finance and Controller (principal accounting officer)