Form 10-K
period 2010-12-31
Alexza Pharmaceuticals Inc.
filed 2011-03-15
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $109,428,888 based on the closing sale price of the Registrant’s common stock on The NASDAQ Global Market on June 30, 2010. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of March 11, 2011 was 59,934,397.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

PART I.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding the following: the prospects of us receiving approval to market AZ-004, our anticipated timing and prospects for the resubmission of our New Drug Application for AZ-004, the implications of interim or final results of our clinical trials, the progress and timing of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of our product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures, and the sufficiency of our cash resources. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

Since our inception, we have screened more than 400 drug compounds, identifying approximately 200 drug compounds that demonstrate initial vaporization feasibility for delivery with our technology. We believe that a number of these drug compounds, when delivered by the Staccato system, would have a desirable therapeutic profile for the treatment of various acute and intermittent conditions. We are initially focusing on developing proprietary products by combining our Staccato system with small molecule drugs that have been in use for many years and are well-characterized to create Staccato-based aerosolized forms of these drugs. Since 2004, we have filed 6 investigational New Drug Applications, or INDs, and dosed more than 2,400 subjects and patients in clinical trials.

In January 2009, we reduced the development of our product candidates other than AZ-004 (Staccato loxapine), our lead product candidate, in order to concentrate our efforts and resources on the clinical, regulatory, manufacturing and commercial development of AZ-004. In December 2009, we submitted our New Drug Application, or NDA, for AZ-004. In early 2010, we conducted a thorough review of our product pipeline, evaluating current and potential new Staccato-based product candidates. This review yielded three categories of Staccato-based product candidates: (1) product candidates where we believe we can add value through internal development, (2) product candidates where we have developed the product idea, but where a development partner is required, and (3) product candidates based on new ideas, primarily focused on new chemical entities, where the Staccato technology can facilitate better or more effective delivery. In July 2010, we announced that, in addition to AZ-004, AZ-007 (Staccato zaleplon) and Staccato nicotine would remain in active development. Active development on the remainder of our development pipeline is suspended. We are continuing to seek partners to support development and commercialization of our product candidates. We believe that our financial position as of December 31, 2010 will be sufficient to fund our operations, at our current cost levels, into the third quarter of 2011. We are unable to assert that our financial position is sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of AZ-004 or our other programs or to continue operations and we may not be able to execute any strategic transaction.

Our product candidates in active development are:

•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder. In December 2009, we submitted an NDA for AZ-004. The NDA was accepted for filing by the U.S. Food and Drug Administration, or the FDA, in February 2010. In October 2010, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for AZ-004, submitted as Adasuvetm Staccato® (loxapine) inhalation aerosol, 5 mg and 10 mg. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. In December 2010, we completed an End-of-Review meeting with the FDA to discuss the issues outlined in the AZ-004 CRL. In January 2011, we received the official FDA minutes of the meeting, and we anticipate resubmitting the AZ-004 NDA in July 2011. We plan to seek commercial partners for the worldwide development and commercialization of AZ-004.

In the CRL, the FDA stated that its primary clinical safety concern was related to data from the three Phase 1 pulmonary safety studies with AZ-004. This concern was primarily based on observed, dose-related post-dose decreases in forced expiratory volume in one second, or FEV1, a standard measure of lung function, in healthy subjects and in subjects with COPD and asthma. The FDA also noted that decreases in FEV1 were recorded in subjects who were administered device-only, placebo versions of AZ-004. In the information package submitted to the FDA in response to the CRL and in preparation for the End-of-Review meeting, we presented evidence that the placebo device is safe, including a blinded expert review of the flow-volume loops data from the healthy subject study as further evidence that there appears to be no consistent pattern suggestive of airway obstruction in these subjects. We also provided an analysis showing that there is no meaningful temporal relationship between placebo administration and decreases in FEV1. We believe this evidence and analysis confirm that the changes seen were likely background events in the population studied, where the repeated and extensive pulmonary function testing may have contributed to some of the observations. Additionally, we showed that the aerosol characterization does not indicate a basis for concern. We agreed to reiterate these arguments in our NDA resubmission.

In the information package, we also believe we showed that the pulmonary safety program in subjects with asthma and chronic obstructive pulmonary disease, or COPD, had identified patients who may be susceptible to bronchospasm, the nature of this adverse event, and how it can be managed. We stated we believe the risk in these patients could be mitigated through labeling and a Risk Evaluation and Mitigation Strategy, or REMS, program. At the End-of-Review meeting, the FDA stated that it would be reasonable to propose a REMS program for the use of Staccato loxapine, and requested that as part of our resubmission, we provide a detailed REMS proposal including labeling, a medication guide and a communication plan, to manage the potential risks. In the resubmission, we must also show how to identify patients at risk of developing pulmonary side effects, as well as a way to decide who should and should not be treated with Staccato loxapine when they present for treatment. The FDA also informed us that it would likely present the NDA to an advisory committee.

The CRL also raised issues relating to the suitability of our stability studies and certain other Chemistry, Manufacturing, and Controls, or CMC, concerns, including items relating to the FDA’s pre-approval manufacturing inspection. Because AZ-004 incorporates a novel delivery system, the CRL included input from the FDA’s Center for Devices and Radiological Health, or the CDRH. In the CRL, the CDRH requested a human factors study and related analysis to validate that the product can be used effectively in the proposed clinical setting. We expect to finalize the protocol with the FDA and complete this study in the coming months. We are not currently required to conduct any additional efficacy or safety clinical trials for AZ-004. The CDRH also requested further bench testing of the product under an additional “worst-case” manufacturing scenario. We have completed this additional “worst-case” bench testing of the product, submitted the data to the FDA and believe that this issue has been adequately addressed.

In February 2010, we entered into a collaboration and license agreement, or license agreement, and a manufacture and supply agreement, collectively, the collaboration, with Biovail Laboratories International SRL, or Biovail, for AZ-004 for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication of treating agitation in schizophrenia and bipolar disorder patients. On September 27, 2010, Biovail and Valeant Pharmaceuticals International, or Valeant, completed a merger. On October 18, 2010, Biovail notified us of its intention to terminate the collaboration. Upon the termination, we reacquired the U.S. and Canadian rights to AZ-004 and have worldwide rights. Neither Alexza nor Biovail incurred any early termination penalties in connection with the termination of the collaboration.

•	AZ-007 (Staccato zaleplon). We have completed Phase 1 testing for AZ-007. This product candidate is being developed for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. In the Phase 1 study, AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak drug concentration of 1.6 minutes. Pharmacodynamics, measured as sedation assessed on a 100 mm visual-analog scale, showed onset of effect as early as 2 minutes after dosing. We do not intend to spend any external development resources on AZ-007 in the first half of 2011, but are continuing internal work on the technical product development of AZ-007.

•	Staccato nicotine is designed to help smokers quit by addressing both the chemical and behavioral components of nicotine addiction by delivering nicotine replacement via inhalation. On August 25, 2010, we entered into a license and development agreement, or the Cypress Agreement, with Cypress Bioscience, Inc., or Cypress, for Staccato nicotine. According to the terms of the Cypress Agreement, Cypress paid us a non-refundable upfront payment of $5 million to acquire the worldwide license for the Staccato nicotine technology. In addition, following the completion of certain preclinical and clinical milestones relating to the Staccato nicotine technology, if Cypress elects to continue the development of Staccato nicotine, Cypress is obligated to pay to us an additional technology transfer payment of $1 million. We have a carried interest of 10%, subject to adjustment in certain circumstances, in the net proceeds of any sale or license by Cypress of the Staccato nicotine assets and the carried interest will be subject to put and call rights in certain circumstances. Under the Cypress Agreement, Cypress has responsibility for preclinical, clinical and regulatory aspects of the development of Staccato nicotine, along with the commercialization of the product. Cypress will pay us a total of $3.9 million for our efforts to execute a defined development plan for Cypress culminating with the delivery of clinical trial materials for a Phase 1 study with Staccato nicotine. We have received $2.9 million of this amount as of January 2011. In January 2011, Cypress was acquired by Ramius Value and Opportunity Advisors LLC, Royalty Pharma, US Partner, LP, Royalty Pharma US Partners 2008, LP and RP Investment Corp., or collectively, Royalty Pharma. We do not know what, if any, impact this will have on the partnership.

Our product candidates not in active development are:

•	AZ-104 (Staccato loxapine, low-dose). AZ-104, a lower-dose version of AZ-004, is being studied for the treatment of patients suffering from acute migraine headaches. AZ-104 has completed a Phase 1 clinical trial in healthy subjects and two Phase 2 clinical trials in patients with migraine headache.

•	AZ-002 (Staccato alprazolam). AZ-002 has completed a Phase 1 clinical trial in healthy subjects and a Phase 2a proof-of-concept clinical trial in panic disorder patients for the treatment of panic attacks, an indication we are not planning to pursue. However, given the safety profile, the successful and reproducible delivery of alprazolam, and the IV-like pharmacological effect demonstrated to date, we are assessing AZ-002 for other possible indications and renewed clinical development.

•	AZ-003 (Staccato fentanyl). We have completed and announced positive results from a Phase 1 clinical trial of AZ-003 in opioid-naïve healthy subjects. This product candidate is intended for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes.

Other than those licensed to Cypress, we currently retain all rights to our product candidates and the Staccato system. We intend to capitalize on our internal resources to develop certain of our product candidates and identify routes to utilize external resources to develop and commercialize other product candidates.

Market Opportunity for Acute and Intermittent Conditions

Acute and intermittent medical conditions are characterized by a rapid onset of symptoms that are temporary and severe, and that occur at irregular intervals, unlike the symptoms of chronic medical conditions that continue at a relatively constant level over time. Approved drugs for the treatment of many acute and intermittent conditions, such as antipsychotics to treat agitation, triptans to treat migraine headaches and benzodiazepines to treat anxiety, are typically delivered either in tablets or by injections. Traditional inhalation technologies are also being developed to treat these conditions. These delivery methods have the following advantages and disadvantages:

•	Oral Tablets. Oral tablets or capsules are convenient and cost effective, but they generally do not provide rapid onset of action. Oral tablets may require at least one to four hours to achieve peak plasma levels. Also, some drugs, if administered as a tablet or capsule, do not achieve adequate or consistent bioavailability due to the degradation of the drug by the stomach or liver or inability to be absorbed into the bloodstream.

•	Injections. IV or intramuscular, or IM, injections provide a more rapid onset of action than oral tablets and can sometimes be used to titrate potent drugs with very rapid changes in effect. Titration refers to the ability of a patient or care giver to administer an initial dose of medication and then determine if the medication is effective; if the medication is effective no further dosing is required. However, if the medication is not yet effective, another dose can be administered repeating this process until the medication has had an adequate effect. However, with a few exceptions, injections generally are administered by trained medical personnel in a medical care setting. Other forms of injections result in an onset of action that is generally substantially slower than IV injection, although often faster than oral administration. All forms of injections are invasive, can be painful to some patients and are often expensive. In addition, many drugs are not water soluble and can be difficult to formulate in an injectable form.

•	Traditional Inhalation. Traditional dry powder and aerosolized inhalation delivery systems have been designed and used primarily for local delivery of drugs to the airways, not to the deep lung for rapid systemic drug delivery. Certain recent variants of these systems, however, can provide systemic delivery of drugs, either for the purpose of rapid onset of action or to enable noninvasive delivery of drugs that are not orally bioavailable. Nevertheless, many of these systems have difficulty in generating appropriate drug particle sizes or consistent emitted doses for deep lung delivery. To achieve appropriate drug particle sizes and consistent emitted doses, most traditional inhalation systems require the use of excipients and additives such as detergents, stabilizers and solvents, which may potentially cause toxicity or allergic reactions. Many traditional inhalation devices require patient coordination to deliver the correct drug dose, leading to potentially wide variations in the drug delivered to a patient.

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

Staccato System

Our product candidates employing Staccato system consist of three core components: (1) a heat source that includes an inert metal substrate; (2) a thin film of an excipient-free drug compound, also known as an active pharmaceutical ingredient, or API, coated on the substrate; and (3) an airway through which the patient inhales. The center panel of the illustration below depicts these core components prior to patient inhalation.

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

Four of our product candidates, AZ-004, AZ-007, AZ-104, and AZ-002, use the same disposable, single-dose delivery device. The single dose delivery device consists of a metal substrate that is chemically heated through a battery-initiated reaction of energetic materials. In the current design, the heat package can be coated with up to 10 milligrams of API. The device is portable and easy to carry, with dimensions of approximately three inches in length, two inches in width, and one inch in thickness. The device weighs approximately one ounce. A diagram of the single dose delivery device is shown below:

AZ-003 and Staccato nicotine use a multiple dose delivery device consisting of a reusable controller and a disposable dose cartridge. We have designed the multiple dose delivery device to meet the specific needs of each product candidate. The AZ-003 dose cartridge currently contains 25 separate metal substrates, each coated with the API, which rapidly heat upon application of electric current from the controller. In the current design, 25 micrograms of drug compound are coated on each metal substrate. The device is portable and easy to carry, with dimensions of approximately five inches in length, two and one-half inches in width and one inch in thickness. The controller weighs approximately four ounces, and the dose cartridge weighs approximately one ounce. The Staccato nicotine dose cartridge design and reusable controller design are still in development.

We continue to undertake research and development efforts to improve commercial manufacturability of our single dose device and to develop future generations of the Staccato technology.

Our Pipeline

Alexza
Commercial
Product Candidate	API	Target Indication	Development Status	Rights

AZ-004	Loxapine	Agitation in patients with schizophrenia or bipolar disorder	NDA submitted December 2009, CRL received October 2010. End of Review meeting held December 2010	Worldwide
AZ-007	Zaleplon	Insomnia	Phase 1 completed	Worldwide

Staccato
Nicotine	Nicotine	Smoking cessation	Pre-Phase 1	Licensed to Cypress Bioscience, Inc.
AZ-104	Loxapine (low-dose)	Migraine headache	Phase 2 (currently inactive)	Worldwide
AZ-002	Alprazolam	Panic attacks and other CNS conditions	Phase 2 (currently inactive)	Worldwide
AZ-003	Fentanyl	Acute pain	Phase 1 completed (currently inactive)	Worldwide

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

Agitation generally escalates over time with patients initially feeling uncomfortable, tense and restless. As the agitation intensifies, their behavior appears more noticeable to others as they become threatening and potentially violent, especially if the agitation is not treated. While patients seek treatment at different points along this agitation continuum, those with the most severe symptoms generally require treatment with injectable drugs in emergency medical settings, and currently are thought to represent the agitation market. Alexza, however, believes the therapeutic market for agitation is broader than only this limited population of patients in severe crisis — many more are in need of treatment for an agitation episode.

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

Agitation episodes treated with medication are currently treated about 55% of the time with oral antipsychotics and about 45% of the time with IM injections. Oral medications work relatively slowly, but are easy to administer, painless and are less threatening to patients. IM injections have a faster onset of action and a higher predictability of drug effect, but because they are invasive and can be frightening to patients, IM injections are usually the treatment option of last resort. Currently, no non-invasive therapies are available that work faster than 30 minutes to help agitated patients in need of treatment.

AZ-004 is an anti-agitation therapeutic that combines Alexza’s proprietary Staccato system with loxapine, a drug belonging to the class of compounds known generally as antipsychotics. Loxapine is currently approved in oral and injectable (IM only) formulations in the United States for the management of the manifestations of schizophrenia. The Staccato system used for AZ-004 is a hand-held, chemically-heated, single-dose inhaler that delivers a pure drug aerosol to the highly vascularized tissues of the deep lung.

As an easy-to-use, patient-controlled, and highly reliable therapeutic that provides rapid relief (onset of effect was 10 minutes in two Phase 3 trials) we believe AZ-004 meets the three key treatment attributes for acute agitation specified in the American Association for Emergency Psychiatry Expert Consensus Guidelines for the Treatment of Behavioral Emergencies: rapid speed of onset, reliability of medication delivery and patient preference.

We believe that AZ-004, if approved has the potential to change the current treatment practices for rapidly treating agitation, as the only product available to meet both patient desires for comfort and control, and the clinician goals of rapid and reliable control of an agitation episode.

Development Status

The AZ-004 NDA we submitted to the FDA in December 2009 contained efficacy and safety data from more than 1,600 patients and subjects who have been studied in thirteen different clinical trials.

In October 2010, the FDA issued a CRL indicating that the NDA review cycle is complete and that the NDA is not ready for approval in its present form. In December 2010, we met with the FDA to discuss the CRL and we anticipate resubmitting the NDA in July 2011 and expect a six-month FDA review.

In the CRL, the FDA stated that its primary clinical safety concern was related to data from the three Phase 1 pulmonary safety studies with AZ-004. This concern was primarily based on observed, dose-related post-dose decreases in forced expiratory volume in one second, or FEV1, a standard measure of lung function, in healthy subjects and in subjects with COPD and asthma. The FDA also noted that decreases in FEV1 were recorded in subjects who were administered device-only, placebo versions of AZ-004. In the information package submitted to the FDA in response to the CRL and in preparation for the End-of-Review meeting, we presented evidence we believe demonstrates that the placebo device is safe, including a blinded expert review of the flow-volume loops data from the healthy subject study as further evidence that there appears to be no consistent pattern suggestive of airway obstruction in these subjects. We also provided an analysis showing that we believe demonstrates there is no meaningful temporal relationship between placebo administration and decreases in FEV1. We believe this evidence and analysis confirm that the changes seen were likely background events in the population studied, where the repeated and extensive pulmonary function testing may have contributed to some of the observations. Additionally, we believe we showed that the aerosol characterization does not indicate a basis for concern. We agreed to reiterate these arguments in our NDA resubmission.

In the information package, we also believe we showed that the pulmonary safety program in subjects with asthma and COPD had identified patients who may be susceptible to bronchospasm, the nature of this adverse event and how it can be managed. We believe the risk in these patients could be mitigated through labeling and a REMS program. At the End-of-Review meeting, the FDA stated that it would be reasonable to propose a REMS program for the use of Staccato loxapine, and requested that as part of our resubmission, we provide a detailed REMS proposal including labeling, a medication guide and a communication plan, to manage the potential risks. In the resubmission we must also show how to identify patients at risk of developing pulmonary side effects, as well as a way to decide who should and should not be treated with Staccato loxapine when they present for treatment. The FDA also informed us that it would likely present the NDA to an advisory committee.

The CRL also raised issues relating to the suitability of our stability studies and certain other CMC concerns, including items relating to the pre-approval manufacturing inspection completed in August 2010. Because AZ-004 incorporates a novel delivery system, the CRL also included input from the CDRH. In the CRL, the CDRH requested a human factors study and related analysis to validate that the product can be used effectively in the proposed clinical setting. We expect to finalize the protocol with the FDA and complete this study in the coming months. We are not currently required to conduct any additional efficacy or safety clinical trials for AZ-004. The CDRH also requested further bench testing of the product under an additional “worst-case” manufacturing scenario.

We have completed this additional “worst-case” bench testing of the product, submitted the data to the FDA and believe that this issue has been adequately addressed.

INSOMNIA PROGRAM: AZ-007 (Staccato zaleplon)

We are developing AZ-007 for the treatment of insomnia in patients who have difficulty falling asleep, including those patients with middle of the night awakening who have difficulty falling back asleep. Insomnia is the most prevalent sleep disorder, and we believe that it affects at least 15% to 20% of the United States population, with some estimates of up to 50% of Americans reporting difficulty getting a good night’s sleep at least a few nights a week. Insomnia can be due to a variety of causes, including depression, grief or stress, menopause, age, shift work, or environmental disruption. Whatever the cause of insomnia, it can take its toll on both the afflicted and the non-afflicted. Sleep disturbances have a major negative impact on public health and economic productivity. Costs for direct healthcare associated with insomnia are estimated to be approximately $14 billion to $15 billion each year.

Market Opportunity

Insomnia is a prevalent disorder that drives almost $5 billion in worldwide sales of prescription medications each year. In a large survey conducted by the National Sleep Foundation in 2009, results showed that 64% of the respondents experienced a minimum of one symptom of insomnia at least a few nights a week, with 41% reporting this occurring every night or almost every night and 31% using some sort of sleep aid at least a few nights per week, 18% of whom use a medication sleep aid. Of those, respondents complained primarily of waking up feeling unrefreshed (45%), being wake a lot during the night (46%), having difficulty falling asleep (29%), and waking up too early and not being able to get back to sleep (30%). Also, sleepy Americans are creating a major public safety problem — drowsy driving. More than one-half of adults (54%) reported that they have driven at least once while drowsy in the past year, with almost a third (28%) reporting that they do so at least once per month, and 28% have nodded off or fallen asleep while driving. Of those who have driven drowsy, 38% use a sleep aid at least a few nights per week.

Although benzodiazepines have been the gold standard in treatment for sleep disorders for decades, issues with drug misuse and dependency are common and concerning. Other current treatments for insomnia include non-benzodiazepine GABA-A receptor agonists, which include Ambien, both immediate release and controlled-release tablets, Sonata, and Lunesta, which have less abuse potential and fewer side effects than classical benzodiazepines and can be used for longer term treatment. Patients and physicians surveyed suggest that current oral forms of these leading insomnia medications can take from 30-60 minutes to work, while promotions for insomnia medications cite 20-30 minutes. Compounds with a longer half-life keep patients asleep longer. Those compounds that are dosed in the middle of the night are also those that have residual side effects that can cause a “hangover” feeling the next day.

We believe the opportunity in insomnia is achieving a balance in treating patients so they can fall asleep quickly, whether at bedtime or in the middle of the night, while enabling them to function well the next day without a groggy feeling that can impact driving, employment or leisure activities. We believe there is a potentially significant clinical need for rapid and predictable onset of sleep in patients with insomnia, coupled with a predictable duration of sleep and rapid, clear awakening that can be satisfied with AZ-007.

Development Status

Clinical Studies

In April 2008, we announced positive results from a Phase 1 clinical trial of AZ-007. The AZ-007 Phase 1 clinical trial enrolled 40 healthy volunteers at a single U.S. clinical center. The purpose of this trial was to assess the safety, tolerability and pharmacokinetic parameters of a single dose of AZ-007. Using a double blind, randomized, dose-escalation trial design, 4 doses of zaleplon (ranging from 0.5 to 4.0 mg) were compared to placebo.

AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak venous concentration of 1.6 minutes. Zaleplon exposure was dose proportional across the 4 doses studied, as calculated by power analysis.

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

In 2010, we initiated internal work to move AZ-007 to the current commercial production device, or CPD, and it is anticipated that the next clinical trial with AZ-007 would be initiated with the CPD format if our resources allow. We do not intend to spend any external development resources on AZ-007 in the first half of 2011, but are continuing internal work on the technical product development of AZ-007. However, due to the FDA not approving AZ-004 for commercial marketing in October 2010, we are slowing the clinical development of AZ-007.

Preclinical Studies

Zaleplon, the active pharmaceutical ingredient in AZ-007, has been approved for marketing in oral form. There are publicly available safety pharmacology, systemic toxicology, carcinogenicity and reproductive toxicology data we will be able to use for our regulatory filings. Therefore, our preclinical development testing has been primarily focused on assessing the local tolerability of inhaled zaleplon. Our two preclinical inhalation toxicology studies with zaleplon have indicated that it was generally well tolerated.

SMOKING CESSATION PROGRAM: Staccato nicotine

Staccato nicotine is designed to help smokers quit by addressing both the chemical and behavioral components of nicotine addiction by combining nicotine replacement via inhalation with a user-friendly drug delivery device. The Staccato technology may be capable of mimicking the pharmacokinetics of smoking cigarettes through the delivery of optimally-sized nicotine particles to the deep lung. Staccato nicotine may also satisfy some of the psychological aspects of smoking, such as hand-to-mouth movement and oral inhalation, and could allow smokers to self-administer and possibly titrate the dose to treat cravings. Importantly, the electronics embedded within the Staccato delivery system could allow for the programmed, over-time reduction in the overall daily dose of nicotine, and ultimately may lead to better management of nicotine cravings and eventual sustained smoking cessation.

On August 25, 2010, we licensed the worldwide rights for the Staccato nicotine technology to Cypress. Under the Cypress Agreement, Cypress has responsibility for preclinical, clinical and regulatory aspects of the development of Staccato nicotine, along with the commercialization of the product.

MIGRAINE HEADACHE PROGRAM: AZ-104 (Staccato loxapine, low-dose)

We plan to develop AZ-104 (Staccato loxapine, low-dose) for the treatment of acute migraine headaches. Although there are numerous products available for the treatment of migraines, including simple analgesics such as aspirin and acetaminophen, and nonsteroidal anti-inflammatory drugs such as ibuprofen and naproxen, the prescription market is dominated by a class of orally administered medications commonly known as triptans. AZ-104 is not currently in active development.

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

Of the estimated 29.5 million migraine sufferers, including diagnosed and undiagnosed sufferers, there are at least two groups of potential patients for whom we believe AZ-104 could be effective and safe in comparison to triptans. Many migraine sufferers who do take triptans have an insufficient therapeutic response to these medications. In addition, according to the warning labels on triptans, patients with hypertension or high cholesterol, or who smoke cigarettes, are contraindicated for and should not take these medications due to potential cardiovascular and cerebrovascular health risks.

The API of AZ-104 is loxapine, a generic drug belonging to the class of drugs known as antipsychotics. Loxapine is currently approved in oral and injectable (IM only) formulations in the United States for the management of the manifestations of schizophrenia.

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

Patients rated their headache pain using the IHS 4-point rating scale. The primary efficacy endpoint was headache pain relief, which is headache pain rated as mild or none, at 2 hours post-dose. Secondary efficacy endpoints for the clinical trial included various additional measurements of pain relief, as well as effects on nausea, vomiting, phonophobia and photophobia. Statistical significance for all results was defined as p < 0.05 , as compared to placebo, and all analyses were made on an intent-to-treat basis. Safety evaluations were also made throughout the clinical trial period.

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

ACUTE PAIN PROGRAM: AZ-003 (Staccato fentanyl)

We are developing AZ-003 (Staccato fentanyl) for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes. Based on our analysis of industry data and clinical literature, we believe over 25 million postoperative patients experience inadequate pain relief, despite receiving some form of pain management and, according to a three month study on cancer pain by Portenoy and Hagen (1990) and a cross-sectional study on cancer pain by Caraceni (2004), approximately 65% of patients diagnosed with cancer pain experience breakthrough cancer pain. A patient controlled analgesia, or PCA, IV pump is often used directly after surgery so the patient can achieve quick pain relief as needed. The PCA pump approach generally works well, but typically requires patients to remain in the hospital with an IV line in place. Physicians generally treat cancer pain using a combination of a chronic, long-acting drug and an acute or rapid acting drug for breakthrough pain. Treating a breakthrough pain episode with an oral medication is difficult due to the slow onset of therapeutic effect. However, patients usually also find more invasive, injectable treatments undesirable. Based on preclinical testing and the results of our Phase 1 clinical trial, we believe the pharmacokinetics, or PK, of fentanyl delivered using a Staccato system will be similar to the PK of IV fentanyl administration. We believe many patients would benefit from a noninvasive but fast acting therapy that allows them to titrate the amount of pain medication to the amount of pain relief required.

The API of AZ-003 is fentanyl, a generic drug belonging to the class of drugs known as opioid analgesics. Fentanyl is currently approved in three different formulations in the United States for the management of various types of pain: injectable, transmucosal, which deliver drugs through the mucous membranes of the mouth or nose, and transdermal, which deliver drug through the skin. Since the Staccato system can incorporate lockout and multiple dose features, we believe that AZ-003 will facilitate patient titration to the minimum effective drug dose in a safe, convenient, easy to use and simple delivery system. In addition, we believe the incorporation of patient lockout features may be a significant safety advantage and has the potential to prevent diversion, or use by individuals who have not been prescribed the drug. AZ-003 is not currently in active development.

Development Status

Clinical Studies

We completed the initial analysis of the top-line results of our Phase 1 clinical trial with AZ-003 in December 2006. The primary aims of the Phase 1 clinical trial were to evaluate the arterial PK and absolute bioavailability for AZ-003 by comparing the AZ-003 profile to that of IV fentanyl, and to examine the pharmacodynamics, tolerability and safety of AZ-003 in opioid-naive healthy subjects. The trial enrolled 50 subjects and was conducted at a single clinical center in two stages. Stage 1 of the protocol was an open-label, crossover comparison of a 25mcg dose of AZ-003 by a single inhalation and the same dose of fentanyl administered intravenously over five seconds. Stage 2 of the protocol was a randomized double-blind, placebo-controlled, dose escalation of AZ-003 evaluating cumulative doses of 50mcg, 100mcg, 150 mcg and 300 mcg of fentanyl. A 25 mcg individual dose of fentanyl was inhaled once in Stage 1, or 2, 4 or 6 times at 4 minute intervals for the first four different cohorts in Stage 2. A fifth cohort in Stage 2 received a 150 mcg dosing sequence starting at time zero and then a second 150 mcg dosing sequence starting at 60 minutes after the first dose, for a cumulative dose of 300 mcg. In addition to comprehensive PK sample collection, pharmacodynamic data were generated using pupillometry, a surrogate measure used to assess the functional activity of opioids.

The AZ-003 PK was substantially equivalent to the IV fentanyl PK, with similar peak plasma concentration time to maximum plasma concentration and area under the curve concentration, or AUC. These data suggest very high absolute bioavailability of the inhaled dose. Mean peak arterial plasma concentrations were observed within 30 seconds for both administration routes. In Stage 2 of the clinical trial, ascending doses of AZ- 003 controlled by the Staccato device, exhibited dose-proportionality of fentanyl throughout the dosing range from 50 mcg to 300 mcg, following an AUC analysis. There were no serious adverse events attributable to AZ-003, and the results from the clinical study showed that AZ-003 was generally safe and well tolerated at all doses.

In October 2007, clinical data from the AZ-003 Phase 1 clinical trial were presented in four different presentations at the American Society of Anesthesiologists 2007 Annual Meeting, in San Francisco, California. The four presentations were entitled, “Pharmacokinetic Profiles of Fentanyl Delivered by Intravenous and Inhaled Thermal Aerosol Routes”, “Pharmacokinetic Profile of Multiple Doses of Fentanyl Delivered by Inhaled Thermal Aerosol Route”, “Pharmacodynamic Response to Fentanyl Delivered by Intravenous and Inhaled Thermal Aerosol Routes” and “Pharmacodynamic Response to Multiple Doses of Fentanyl Delivered by Inhaled Thermal Aerosol Route”. This clinical trial demonstrated that the pharmacokinetic profile of AZ-003 in a single breath offers a speed of onset and consistency equivalent to fentanyl administered intravenously over 5 seconds. This clinical trial also demonstrated that the pharmacodynamic profile of AZ-003 in a single breath was comparable to that of fentanyl administered by IV administration.

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

AZ-002 (Staccato alprazolam)

We were developing AZ-002 (Staccato alprazolam) for the acute treatment of panic attacks associated with panic disorder, a condition characterized by the frequent, unpredictable occurrence of panic attacks. The API of AZ-002 is alprazolam, a generic drug belonging to the class of drugs known as benzodiazepines. Alprazolam is currently approved in oral formulations in the United States for use in the management of anxiety disorder, for the short term relief of symptoms of anxiety, for anxiety associated with depression, and for the treatment of panic disorder with or without agoraphobia, or abnormal fear of being in public places. We will continue to explore additional CNS indications for AZ-002 given its safety profile, the successful and reproducible delivery of alprazolam, and the IV-like pharmacological effect demonstrated. AZ-002 is not currently in active development.

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

The AZ-002 Phase 2a clinical trial was an in-clinic, randomized, double-blind, placebo-controlled proof-of-concept evaluation of patients with panic disorder. After an open-label pilot phase, 40 patients were enrolled at 3 U.S. clinical centers, with 20 patients receiving 1 mg AZ-002 and 20 patients receiving Staccato placebo. The primary aim of the clinical trial was to assess the safety and efficacy of a single dose of AZ-002 in treating a pharmacologically-induced panic attack. Two primary endpoints were prospectively defined for the study, one to assess the effect of treatment on the occurrence of a doxapram-induced panic attack of sufficient intensity and a second to assess the effect of treatment on the duration of the doxapram-induced panic attack. Data for these two endpoints were based on the Acute Panic Inventory, a commonly used 22-item self-report questionnaire designed to measure panic-like response to biological challenges or other stressful situations. After receiving training and baseline assessments, all patients in the double-blind phase of the study received a Staccato device, randomized to either 1 mg AZ-002 or placebo, and an IV administration of doxapram, a respiratory stimulant used to induce a simulated panic attack.

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

Our Strategy

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

•	Establish Strategic Partnerships. We intend to strategically partner with pharmaceutical and other companies to provide development funding or to address markets that may require a larger sales force or greater marketing resources than we are able to provide, or specific expertise to maximize the value of some product candidates. We also intend to seek international distribution partners for our product candidates. We may also enter into strategic partnerships with other pharmaceutical companies to combine our Staccato system with their proprietary compounds.

•	Retain and Control Product Manufacturing. We own all manufacturing rights to our product candidates, other than Staccato nicotine. We intend to internally complete the final manufacture and assembly of our product candidates and any future products, potentially enabling greater intellectual property protection and economic return from our future products. We also believe controlling the final manufacture and assembly reduces the risk of supply interruptions and allows more cost effective manufacturing.

Licensing Collaborations

Cypress Bioscience, Inc.

In August 2010 we entered into the Cypress Agreement with Cypress for Staccato nicotine. According to the terms of the Cypress Agreement, Cypress paid us a non-refundable upfront payment of $5 million to acquire the worldwide license for the Staccato nicotine technology.

Following the completion of certain preclinical and clinical milestones relating to the Staccato nicotine technology, if Cypress elects to continue the development of Staccato nicotine, Cypress will be obligated to pay us an additional technology transfer payment of $1 million. We have a carried interest of 10%, subject to adjustment in certain circumstances, in the net proceeds of any sale or license by Cypress of the Staccato nicotine assets, and the carried interest is subject to put and call rights in certain circumstances.

Cypress has the responsibility for preclinical, clinical and regulatory aspects of the development of Staccato nicotine, along with the commercialization of the product. Cypress will pay us a total of $3.9 million in research and development funding for our efforts to execute a defined development plan for Cypress culminating with the delivery of clinical trial materials for a Phase 1 study with Staccato nicotine. Through January 2011, we have received $2.9 million of the research and development funding. In January 2011, Cypress was acquired by Royalty Pharma. We do not know what, if any, impact this will have on the partnership.

Additionally, we entered into an agreement with Cypress to sublease approximately 2,500 square feet of our premises and to provide certain administrative, facility and information technology support for a period of 12 months for $11,000 per month. Beginning in September 2011, the space will be leased on a month-to-month basis.

Biovail Laboratories International SRL

In February 2010, we entered into a collaboration with Biovail, for AZ-004 for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication for the rapid treatment of agitation in schizophrenia and bipolar disorder patients. Under the terms of the License Agreement, Biovail paid us a non-refundable upfront fee of $40 million. On September 28, 2010, Biovail and Valeant completed a merger. On October 18, 2010, Biovail notified us of its intention to terminate the collaboration. Upon termination, we reacquired the U.S. and Canadian rights to our AZ-004 product candidate licensed to Biovail pursuant to the collaboration. Neither we nor Biovail incurred any early termination penalties in connection with the termination of the collaboration.

Research and Development

Research and development expenditures made to advance our product candidates and general research efforts during the last three years ended December 31, 2010, were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Product candidate expenses	$26,059	$31,896	$48,681
General research	7,469	7,882	12,884

Total research and development	$33,528	$39,778	$61,565

Manufacturing

We manufacture our product candidates with components supplied by qualified vendors. We believe that manufacturing our product candidates will potentially enable greater intellectual property protection and economies of scale and decrease the risk of supply interruptions.

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

We believe we have developed quality assurance and quality control systems applicable to the design, manufacture, packaging, labeling and storage of our product candidates in compliance with applicable regulations. These systems include extensive requirements with respect to quality management, quality planning and organization, product design, manufacturing facilities, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution and record keeping.

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

In 2007, we completed the construction on a current good manufacturing practices, or cGMP, compliant pilot manufacturing facility located in Mountain View, California. In November 2007, we received a pharmaceutical manufacturing license from the California State Food and Drug Branch for this facility. We believe this pilot manufacturing facility will have sufficient capacity to manufacture materials for toxicology studies and clinical trial materials for future clinical trials. We also believe that this facility will be sufficient to manufacture early commercial-scale batches of our products. In January 2011, we renewed our pharmaceutical manufacturing license from the California State Food and Drug Branch for our Mountain View facility. This new license is valid until January 31, 2013.

In August 2010, we were subject to our first FDA Pre-Approval Inspection, or PAI. As a result of this inspection we received an FDA Form 483, which outlined ten observations. We submitted responses to these observations to the FDA within the specified response timeframe. On December 13, 2010, the FDA issued an Establishment Inspection Report that outlined the findings of the PAI. We believe we have taken appropriate corrective action for all observations outlined in the Form 483.

Autoliv ASP, Inc.

In November 2007, we entered into a manufacturing and supply agreement, or the manufacture agreement, with Autoliv relating to the commercial supply of chemical heat packages that can be incorporated into our single dose Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement executed in October 2005.

Autoliv has agreed to manufacture, assemble and test the chemical heat packages solely for us in conformance with our specifications. We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The manufacture agreement provides that during the term of the manufacture agreement, Autoliv will be our exclusive supplier of chemical heat packages. In addition, the manufacture agreement grants Autoliv the right to negotiate for the right to supply commercially any second generation chemical heat package, or a second generation product, and provides that we will pay Autoliv certain royalty payments if we manufacture second generation products ourselves or if we obtain second generation products from a third party manufacturer. Upon the expiration or termination of the manufacture agreement we will also be required, on an ongoing basis, to pay Autoliv certain royalty payments related to the manufacture of the chemical heat packages by us or third party manufacturers.

In June 2010 and February 2011, we entered into agreements to amend the terms of the manufacture agreement, or the amendments. Under the terms of the first of the amendments, we paid Autoliv $4 million and issued Autoliv a $4 million unsecured promissory note in return for a production line for the commercial manufacture of chemical heat packages. Each production line is comprised of two identical and self sustaining “cells”, and the first such cell was completed, installed and qualified in connection with such amendment. Under the terms of the second of the amendments, the original $4 million note was cancelled and a new unsecured promissory note was issued with a reduced principal amount of $2.8 million, or the second note, and production on the second cell ceased. The second note is payable in 48 equal monthly installments of approximately $67,900 and we have paid the first two such installments. In the event that we request completion of the second cell of the first production line for the commercial manufacture of chemical heat packages, Autoliv will complete, install and fully qualify such second cell for a cost to us of $1.2 million and Autoliv will transfer ownership of such cell to us upon the payment in full of such $1.2 million and the second note.

The provisions of the amendments supersede (a) our obligation set forth in the manufacture agreement to reimburse Autoliv for certain expenses related to the equipment and tooling used in production and testing of the chemical heat packages in an amount of up to $12 million upon the earliest of December 31, 2011, 60 days after the termination of the manufacture agreement or 60 days after approval by the FDA of an NDA filed by us, and (b) the obligation of Autoliv to transfer possession of such equipment and tooling.

At our request, Autoliv will manufacture up to two additional production lines for the commercial manufacture of chemical heat packages at a cost not to exceed $2.4 million for each additional line. Pursuant to the amendments, the parties also agreed to revise the specified purchase price of chemical heat packages supplied by Autoliv, which varies based on annual quantities that we order.

The initial term of the manufacture agreement expires on December 31, 2012, at which time the manufacture agreement will automatically renew for successive five-year renewal terms unless we or Autoliv notify the other party no less than 36 months prior to the end of the initial term or the then-current renewal term that such party wishes to terminate the manufacture agreement.

Product Commercialization

We plan to enter into strategic partnerships with another company or companies to commercialize AZ-004 (and other product candidates) in all geographic territories.

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

•	preclinical laboratory studies and animal tests;

•	the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials commence;

•	adequate and well controlled human clinical trials to establish the safety and efficacy of the product;

•	the submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with cGMP. In addition, the FDA may inspect clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA.

The testing and approval process requires substantial time, effort and financial resources, and the receipt and timing of any approval is uncertain. Preclinical studies include laboratory evaluations of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND, which must become effective before clinical trials may be commenced. The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the trials as outlined in the IND prior to that time. In that case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.

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

Clinical trials typically are conducted in three sequential phases prior to approval, but the phases may overlap. A fourth, or post-approval, phase may include additional clinical studies. These phases generally include the following:

•	Phase 1. Phase 1 clinical trials involve the initial introduction of the drug into human subjects, frequently healthy volunteers. These studies are designed to determine the metabolism and pharmacologic actions of the drug in humans, the adverse effects associated with increasing doses and, if possible, to gain early evidence of effectiveness. In Phase 1 clinical trials, the drug is usually tested for safety, including adverse effects, dosage tolerance, absorption, distribution, metabolism, excretion and pharmacodynamics.

•	Phase 2. Phase 2 clinical trials usually involve studies in a limited patient population to (1) evaluate the efficacy of the drug for specific, targeted indications; (2) determine dosage tolerance and optimal dosage; and (3) identify possible adverse effects and safety risks. Although there are no statutory or regulatory definitions for Phase 2a and Phase 2b, Phase 2a is commonly used to describe a Phase 2 clinical trial designed to evaluate efficacy, adverse effects and safety risks and Phase 2b is commonly used to describe a subsequent Phase 2 clinical trial that also evaluates dosage tolerance and optimal dosage.

•	Phase 3. If a compound is found to be potentially effective and to have an acceptable safety profile in Phase 2 clinical trials, the clinical trial program will be expanded to further demonstrate clinical efficacy, optimal dosage and safety within an expanded patient population at geographically dispersed clinical trial sites. Phase 3 clinical trials usually include several hundred to several thousand patients.

•	Phase 4. Phase 4 clinical trials are studies required of, or agreed to by, a sponsor that are conducted after the FDA has approved a product for marketing. These studies are used to gain additional information from the treatment of patients in the intended therapeutic indication and to verify a clinical benefit in the case of drugs approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement. These clinical trials are often referred to as Phase 3/4 post-approval clinical trials. Failure to promptly conduct Phase 4 clinical trials could result in withdrawal of approval for products approved under accelerated approval regulations.

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

The results of preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product. Generally, regulatory approval of a new drug by the FDA may follow one of three routes. The most traditional of these routes is the submission of a full NDA under Section 505(b)(1) of the FDCA. A second route, which is possible where an applicant chooses to rely in part on the FDA’s conclusion about the safety and effectiveness of previously approved drugs is to submit a more limited NDA described in Section 505(b)(2) of the FDCA. The final route is the submission of an Abbreviated New Drug Application for products that are shown to be therapeutically equivalent to previously approved drug products as permitted under Section 505(j) of the FDCA. We do not expect any of our product candidates to be submitted under Section 505(j). Both Section 505(b)(1) and Section 505(b)(2) applications are required by the FDA to contain full reports of investigations of safety and effectiveness. However, in contrast to a traditional NDA submitted pursuant to Section 505(b)(1) in which the applicant submits all of the data demonstrating safety and effectiveness, we believe an application submitted pursuant to Section 505(b)(2) can rely upon findings by the FDA that the reference drug is safe and effective. As a consequence, the preclinical and clinical development programs leading to the submission of an NDA under Section 505(b)(2) may be less expensive to carry out and may be concluded in a shorter period of time than programs required for a Section 505(b)(1) application. In its review of any NDA submissions, however, the FDA has broad discretion to require an applicant to generate additional data related to safety and efficacy, and it is impossible to predict the number or nature of the studies that may be required before the FDA will grant approval. Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), this could delay or even prevent the FDA from approving any Section 505(b)(2) NDA that we submit.

To the extent that a Section 505(b)(2) applicant is relying on the FDA’s findings for an already-approved reference product, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the FDA’s Orange Book publication. A certification that the new product will not infringe the reference product’s Orange Book-listed patents or that such patents are invalid is called a paragraph IV certification, and could be challenged in court by the patent owner or holder of the application of the reference product. This could delay the approval of any Section 505(b)(2) application we submit. In addition, any period of marketing exclusivity applicable to the reference product might delay approval of any Section 505(b)(2) application we submit. Any Section 505(b)(1) or Section 505(b)(2) application we submit for a drug product containing a previously approved API might be eligible for three years of marketing exclusivity, provided new clinical investigations that were conducted or sponsored by us are essential to the FDA’s approval of the application. Five years of marketing exclusivity is granted if the FDA approves an NDA for a new chemical entity. In addition, we can list in the FDA’s Orange Book publication any of our patents claiming the drug product, drug substance or that cover an approved method-of-use. In order for a generic applicant to rely on the FDA’s approval of any NDA we submit, such generic applicant must certify to any Orange Book listed patents and might be subject to any marketing exclusivity covering our approved drug product.

In our initial AZ-004 NDA submission we followed and in future submissions for AZ-004 and our other product candidates we intend to follow the development pathway permitted under the FDCA that we believe will maximize the commercial opportunities for these product candidates. We are currently pursuing the Section 505(b)(2) application route for our product candidates. As such, we have and intend to continue to engage in discussions with the FDA to determine which, if any, portions of our development program can be modified, based on previous FDA findings of a drug’s safety and effectiveness.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured, whether ours or our third party manufacturers’, and will not approve the product unless the manufacturing facility complies with cGMP or, where applicable, the Quality System Regulation, or QSR. The FDA reviews all NDA’s submitted before it accepts them for filing and may request additional information rather than accept an NDA for filing. Once the NDA submission has been accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 10 months in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. The FDA does not always meet the PDUFA goal dates for standard and priority NDAs. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA approval of any NDA submitted by us will be at a time the FDA chooses. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. Once approved, the FDA may withdraw the product approval if compliance with pre-and post-marketing regulatory requirements and conditions of approvals are not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 clinical trials, to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies.

If we obtain regulatory approval for a product, that approval will be limited to those diseases and conditions for which the product is effective, as demonstrated through clinical trials and as specified in the approved labeling. Even if that regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA and, in our case, the State of California. Discovery of previously unknown problems with a medicine, device, manufacturer or facility may result in restrictions on the marketing or manufacturing of an approved product, including costly recalls or withdrawal of the product from the market. The FDA has broad post-market regulatory and enforcement powers, including the ability to suspend or delay issuance of approvals, seize or recall products, withdraw approvals, enjoin violations and institute criminal prosecution.

In addition to regulation by the FDA and certain state regulatory agencies, the United States Drug Enforcement Administration, or DEA, imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products under the Controlled Substances Act, or CSA. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. The DEA regulates drug substances as Schedule I, II, III, IV or V substances, with Schedule I and II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Alprazolam, the API in AZ-002, is regulated as a Schedule IV substance, fentanyl, the API in AZ-003, is regulated as a Schedule II substance, and zaleplon, the API in AZ-007, is regulated as a Schedule IV substance. Each of these product candidates is subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA may regulate the amount of the scheduled substance available for clinical trials and commercial distribution. As a Schedule II substance, fentanyl is subject to additional controls, including quotas on the amount of product that can be manufactured and limitations on prescription refills. We have received necessary registrations from the DEA for the manufacture of AZ-002, AZ-003 and AZ-007. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation, or denial of renewal, of DEA registrations, injunctions, or civil or criminal penalties, and could harm our business and financial condition.

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

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, a number of legislative and regulatory proposals and enactments to change the healthcare system in ways that could significantly affect our business, such as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 signed into law in March 2010. We anticipate that Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures include:

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

As of February 1, 2011, we held 232 issued and allowed U.S. and international patents. Most of our patents are directed to compositions for delivery of an aerosol comprising drugs other than our primary product candidates described below, and cover the process for producing those aerosols using the Staccato system. As of February 1, 2011, we held 23 additional pending patent applications in the United States. As of February 1, 2011, we also held 39 pending corresponding foreign patent applications that will permit us to pursue additional patents outside of the United States. The claims in these various patents and patent applications are directed to various aspects of our drug delivery devices and their components, methods of using our devices, drug containing aerosol compositions and methods of making and using such compositions.

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

Staccato nicotine

Two of our U.S. issued patents cover the apparatus and methods for producing condensation aerosol. One of these patents will not expire until 2026. Two of our U.S. patent applications cover compositions for delivery of a condensation aerosol comprising nicotine and nicotine formulations. One of our U.S. patent applications covers a method of treating nicotine craving by administering a condensation aerosol comprising nicotine.

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

Any future products developed by us would compete with a number of alternative drugs and therapies, including the following:

•	AZ-004 would compete with the injectable form of loxapine and other antipsychotic drugs;

•	AZ-007 would compete with non-benzodiazepine GABA-A receptor agonists;

•	AZ-104 would compete with available triptan drugs and IV prochlorperazine;

•	AZ-003 would compete with injectable and other forms of fentanyl and various generic oxycodone, hydrocodone and morphine products; and

•	AZ-002 would compete with the oral tablet form of alprazolam and other benzodiazepines.

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

Employees

As of February 15, 2011, we had 97 full time employees, 16 of whom held Ph.D. or M.D. degrees and 70 of whom were engaged in full time research and development activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Corporate Information

We were incorporated in the state of Delaware on December 19, 2000 as FaxMed, Inc. In June 2001, we changed our name to Alexza Corporation and in December 2001 we became Alexza Molecular Delivery Corporation. In July 2005, we changed our name to Alexza Pharmaceuticals, Inc.

Available Information

Our website address is www.alexza.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report. We file electronically with the Securities and Exchange Commission, or SEC, our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. You may also read and copy any of our materials filed with the SEC at the SEC’s Public References Room at 100 F Street, NW, Washington, DC 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Risks Relating to Our Business

Our management and our independent registered public accounting firm, in their report on our financial statements as of and for the year ended December 31, 2010, have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2010, were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management and our independent registered public accounting firm have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses, raise additional funds, principally through the additional sales of our securities or debt financings, or enter into a corporate partnership to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

We have a history of net losses. We expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $1.5 million, $56.1 million and $77.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, and $311.2 million for the period from December 19, 2000 (inception) to December 31, 2010. As of December 31, 2010, we had a deficit accumulated during development stage of $266.1 million and stockholders’ equity of $12.3 million. We expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, capital lease and equipment financing, debt financing, collaboration and licensing agreements, and government grants. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Revenues from strategic partnerships are uncertain because we may not enter into any additional strategic partnerships. If we are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We are a development stage company. Our success depends substantially on our lead product candidates. If we do not develop commercially successful products, we may be forced to cease operations.

You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not completed clinical development for any of our product candidates. In October 2010, we received a CRL from the FDA regarding our NDA for our AZ-004 product candidate. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. In December 2010, we completed an End-of-Review meeting with the FDA to discuss the issues outlined in the AZ-004 CRL. In January 2011, we received the official FDA minutes of the meeting, and we anticipate resubmitting the AZ-004 NDA in July 2011. We may be unsuccessful in resolving the concerns raised in the CRL, and we may never receive marketing approval for AZ-004 or any of our product candidates as a result of the issues raised in the CRL. Each of our other product candidates is at an earlier stage of development and may be affected by concerns expressed in the CRL. Each of our product candidates will be unsuccessful if it:

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

We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:

•	our response to the CRL, including the NDA we expect to resubmit in July 2011, and interactions with the FDA regarding the issues raised in the CRL;

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities, and our manufacturing development and commercial manufacturing activities;

•	the cost, timing and outcomes of regulatory proceedings;

•	the cost and timing of developing manufacturing capacity;

•	the cost and timing of developing sales and marketing capabilities prior to receipt of any regulatory approval of our product candidates;

•	revenues received from any existing or future products;

•	payments received under our collaboration with Cypress and any future strategic partnerships;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with commercializing our product candidates, if they receive regulatory approval.

We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from option exercises and purchases of common stock pursuant to our 2005 Employee Stock Purchase Plan, or ESPP, we will be able to maintain our current operations, at our current cost levels, into the third quarter of 2011. Further, due to the FDA not approving AZ-004 for commercial marketing in October 2010, we are slowing the clinical development of AZ-007. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	expenditures related to continued preclinical and clinical development of our product candidates during this period within budgeted levels;

•	no unexpected costs related to the development of our manufacturing capability;

•	no unexpected costs related to the resubmission of our AZ-004 NDA: and

•	no growth in the number of our employees during this period.

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

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. We received a CRL for our NDA in October 2010.

In October 2010, we received a complete response letter, or CRL, from the FDA regarding our NDA. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The CRL conveyed the FDA’s comments regarding certain issues with our NDA, including data from the three Phase 1 pulmonary safety studies with AZ-004, suitability of stability studies and certain other CMC concerns, including matters related to the FDA’s inspection of our manufacturing facilities. In December 2010, we met with the FDA to address the concerns raised in the CRL and have received official FDA minutes from the meeting. We expect to resubmit our NDA in July 2011 to address the FDA’s concerns outlined in the CRL. We may be unsuccessful in resolving these issues and we may never receive marketing approval for AZ-004 or any of our product candidates as a result of the issues raised in the CRL.

The FDA will conduct an in-depth review of our resubmission to determine whether to approve AZ-004 for commercial marketing for the indications we have proposed. If the FDA is not satisfied with the information we provide, the FDA may refuse to approve our NDA or may require us to perform additional studies or provide other information in order to secure approval. The FDA may delay, limit or refuse to approve our resubmitted NDA if we do not sufficiently address the issues raised in the CRL.

If the FDA determines that the clinical trials of AZ-004 that were submitted in support of our NDA were not conducted in full compliance with the applicable protocols for these studies, as well as with applicable regulations and standards, or if the FDA does not agree with our interpretation of the results of such studies, the FDA may reject the data that resulted from such studies. The rejection of data from clinical trials required to support our NDA for AZ-004 could negatively impact our ability to obtain marketing authorization for this product candidate and would have a material adverse effect on our business and financial condition.

In addition, our resubmitted NDA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval during the review period. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) under the Federal Food, Drug and Cosmetic Act, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b)(2) are successful, the FDA may be required to change its interpretation, which could delay or prevent the approval of an NDA. Any significant delay in the review or approval of our resubmitted NDA would have a material adverse effect on our business and financial condition.

Unstable market conditions may have serious adverse consequences on our business.

The recent economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from option exercises and purchases of common stock pursuant to our ESPP, we will be able to maintain our current operations, at our current cost levels, into the third quarter of 2011, we may obtain additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and stock price and could require us to delay or abandon clinical development plans or alter our operations. There is a risk that one or more of our current component manufacturers and partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

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

•	insufficient financial resources to fund such trials;

•	delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective sites;

•	regulators or institutional review boards may not authorize us to commence a clinical trial;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

•	we may suspend or terminate our clinical trials if we believe that they expose the participating patients to unacceptable health risks;

•	we may experience slower than expected patient enrollment or lack of a sufficient number of patients that meet the enrollment criteria for our clinical trials;

•	patients may not complete clinical trials due to safety issues, side effects, dissatisfaction with the product candidate, or other reasons;

•	we may have difficulty in maintaining contact with patients after treatment, preventing us from collecting the data required by our study protocol;

•	product candidates may demonstrate a lack of efficacy during clinical trials;

•	we may experience governmental or regulatory delays, failure to obtain regulatory approval or changes in regulatory requirements, policy and guidelines; and

•	we may experience delays in our ability to manufacture clinical trial materials in a timely manner as a result of ongoing process and design enhancements to our Staccato system.

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

We have not yet received regulatory approval from the FDA or any foreign regulatory authority to market any of our product candidates. The clinical development and regulatory approval process is extremely expensive and takes many years. The timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our product candidates, we will be unable to market and sell them and therefore we may never be profitable. In October 2010 the FDA issued a CRL regarding our NDA for AZ-004. In December 2010, we met with the FDA to address the concerns raised in the CRL and have received official FDA minutes from the meeting. We expect to resubmit our NDA in July 2011 to address the FDA’s concerns outlined in the CRL. We may be unsuccessful in resolving these issues, and we may never receive marketing approval for AZ-004 or any of our product candidates as a result of the issues raised in the CRL.

As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities abroad. The number and design of clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results and regulations applicable to any particular product candidate. In June 2008, we announced that our Phase 2a proof-of-concept clinical trial of AZ-002 (Staccato alprazolam) did not meet either of its two primary endpoints. In September 2009, we announced that our Phase 2b clinical trial of AZ-104 (Staccato loxapine, low-dose) for the treatment of migraine did not meet its primary endpoint.

Prior clinical trial program designs and results are not necessarily predictive of future clinical trial designs or results. Initial results may not be confirmed upon full analysis of the detailed results of a trial. Product candidates in later stage clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials with acceptable endpoints. In the CRL, the FDA raised concerns regarding the safety of AZ-004 based on data from three Phase 1 pulmonary safety studies. If we do not resolve these concerns to the satisfaction of the FDA, AZ-004 will not be approved for marketing.

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

Even if we receive regulatory approval to market a particular product candidate, the FDA or a foreign regulatory authority could condition approval on conducting additional costly post-approval studies or trials or could limit the scope of our approved labeling or could impose burdensome post-approval obligations, such as those required under a Risk Evaluation and Mitigation Strategy, or REMS. If required, a REMS may include various elements, such as distribution of a medication guide or a patient package insert, implementation of a communication plan to educate healthcare providers of the drug’s risks, and imposition of limitations on who may prescribe or dispense the drug or other measures that the FDA deems necessary to assure the safe use of the drug. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market, cause the FDA to impose additional REMS obligations or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, we will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the FDA imposes extensive regulatory requirements on the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product.

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

We do not have the ability to conduct preclinical studies or clinical trials independently for our product candidates. We must rely on third parties, such as contract research organizations, medical institutions, academic institutions, clinical investigators and contract laboratories, to conduct our preclinical studies and clinical trials. We are responsible for confirming that our preclinical studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. The FDA requires us to comply with regulations and standards, commonly referred to as good laboratory practices for conducting and recording the results of our preclinical studies and good clinical practices for conducting, monitoring, recording and reporting the results of clinical trials, to assure that data and reported results are accurate and that the clinical trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines, fail to comply with the FDA’s good clinical practice regulations, do not adhere to our clinical trial protocols or otherwise fail to generate reliable clinical data, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

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

We outsource the manufacturing of the components of our Staccato system, including the printed circuit boards, the plastic airways, and the chemical heat packages to be used in our commercial single dose device. We have no experience in the manufacturing of components, other than our chemical heat packages, and we currently lack the resources and the capability to manufacture them, on either a clinical or commercial scale. As a result, we rely on third parties to supply these components. We expect to continue to depend on third parties to supply these components for our current product candidates and any devices based on the Staccato system we develop in the foreseeable future.

The third-party suppliers of the components of our Staccato system must meet high precision and quality standards for our finished devices to comply with regulatory requirements. A contract manufacturer is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign authorities to ensure that our finished devices remain in strict compliance with the QSR, which sets forth the FDA’s current good manufacturing practice requirements for medical devices, and other applicable government regulations and corresponding foreign standards. We are ultimately responsible for confirming that the components used in the Staccato system are manufactured in accordance with specifications, standards and procedures necessary to ensure that our finished devices comply with the QSR or other applicable regulations.

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

In addition, the heat packages used in the single dose version of our Staccato system are manufactured using certain energetic, or highly combustible, materials that are used to generate the rapid heating necessary for vaporizing the drug compound while avoiding degradation. Manufacture of products containing energetic materials is regulated by the U.S. government. We have entered into a manufacture agreement with Autoliv for the manufacture of the heat packages in the commercial design of our single dose version of our Staccato system. If Autoliv fails to manufacture the heat packages to the necessary specifications, or does not carry out its contractual obligations to supply our heat packages to us, or if the FDA requires different manufacturing or quality standards than those set forth in our manufacture agreement, our clinical trials or commercialization efforts may be delayed, suspended or terminated while we seek additional suitable manufacturers of our heat packages, which may prevent us from commercializing our product candidates that utilize the single dose version of the Staccato system.

If we do not establish additional strategic partnerships, we will have to undertake development and commercialization efforts on our own, which would be costly and delay our ability to commercialize any future products.

A key element of our business strategy is our intent to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates. In December 2006, we entered into such a development relationship with Symphony Allegro, Inc., or Allegro, and in December 2007 we entered into a strategic relationship with Endo Pharmaceuticals, Inc., or Endo, for the development of AZ-003, or the Endo license agreement. In January 2009, we mutually agreed with Endo to terminate the Endo license agreement. In June 2009, we amended the terms of our option agreement with Allegro, resulting in our acquisition of Allegro and the termination of the agreement in August 2009. In February 2010, we entered into a collaboration with Biovail for the commercialization of AZ-004 in the United States and Canada. In October 2010, Biovail gave us notice that it was terminating the collaboration and the collaboration terminated in January 2011. In August 2010, we entered into a license and development agreement with Cypress for Staccato nicotine. We intend to enter into additional strategic partnerships with third parties to develop and commercialize our product candidates. Other than Cypress, we do not currently have any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate additional strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate additional strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

If we enter into additional strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.

Our relationship with Cypress is, and any other strategic partnerships or collaborations with pharmaceutical or biotechnology companies we may establish will be, subject to a number of risks including:

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

The Staccato system is a fundamentally new method of drug delivery. Any future product based on our Staccato system may not gain market acceptance among physicians, patients, third-party payors and the medical community. If these products do not achieve an adequate level of acceptance, we will not generate sufficient product revenues to become profitable. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	demonstration of efficacy and safety in clinical trials;

•	the existence, prevalence and severity of any side effects;

•	potential or perceived advantages or disadvantages compared to alternative treatments;

•	perceptions about the relationship or similarity between our product candidates and the parent drug compound upon which each product candidate is based;

•	the timing of market entry relative to competitive treatments;

•	the ability to offer any future products for sale at competitive prices;

•	relative convenience, product dependability and ease of administration;

•	the strength of marketing and distribution support;

•	the sufficiency of coverage and reimbursement of our product candidates by governmental and other third-party payors; and

•	the product labeling, including the package insert, and the marketing restrictions required by the FDA or regulatory authorities in other countries.

Our product candidates that we may develop may require expensive carcinogenicity tests.

We combine small molecule drugs with our Staccato system to create proprietary product candidates. Some of these drugs may not have previously undergone carcinogenicity testing that is now generally required for marketing approval. We may be required to perform carcinogenicity testing with product candidates incorporating drugs that have not undergone carcinogenicity testing or may be required to do additional carcinogenicity testing for drugs that have undergone such testing. Any carcinogenicity testing we are required to complete will increase the costs to develop a particular product candidate and may delay or halt the development of such product candidate.

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

We anticipate that, if approved, AZ-004 would compete with the available forms of loxapine and other available antipsychotic drugs for the treatment of agitation, such as intramuscular formulations, oral tablets and oral solutions.

We anticipate that, if approved, AZ-007 would compete with non-benzodiazepine GABA-A receptor agonists. We are also aware of more than 10 approved generic versions of zolpidem oral tablets, as well as at least one insomnia product that is under review by the FDA. Also, we are aware that a company has received a complete response letter from the FDA with respect to a version of zolpidem intended to treat middle of the night awakening. Additionally, we are aware of four products in Phase 3 development for the treatment of insomnia.

We anticipate that, if approved, AZ-104 would compete with currently marketed triptan drugs and with other migraine headache treatments. In addition, we are aware of at least 15 product candidates in development for the treatment of migraines, one of which is an inhaled formulation.

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

We may establish our own specialty sales force and/or engage additional pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution systems to sell, market and distribute any future products. We are currently seeking partners for the worldwide development and commercialization of AZ-004. We also intend to seek international distribution partners for our product candidates. We may not be able to establish a specialty sales force or establish sales and distribution relationships on acceptable terms. Factors that may inhibit our efforts to commercialize any future products without strategic partners or licensees include:

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

In addition to this legislation, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep these costs down while expanding individual healthcare benefits. Certain of these changes could impose limitations on the prices we will be able to charge for any product candidates that are approved or the amounts of reimbursement available for these products from governmental agencies or third-party payors, or may increase the tax obligations on life sciences companies such as ours. While it is too early to predict specifically what effect the Health Reform Act and its implementation or any future legislation or policies will have on our business, we believe that healthcare reform may have an adverse effect on our business and financial condition.

Our product candidates AZ-002, AZ-003 and AZ-007 contain drug substances that are regulated by the U.S. Drug Enforcement Administration. Failure to comply with applicable regulations and requirements could harm our business.

The Controlled Substances Act imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. The U.S. Drug Enforcement Administration, or DEA, regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Alprazolam, the API in AZ-002, is regulated as a Schedule IV substance, fentanyl, the API in AZ-003, is regulated as a Schedule II substance, and zaleplon, the API in AZ-007, is regulated as a Schedule IV substance. Each of these product candidates is subject to DEA regulations relating to manufacture, storage, distribution and physician prescription procedures, and the DEA may regulate the amount of the scheduled substance that would be available for clinical trials and commercial distribution. As a Schedule II substance, fentanyl is subject to more stringent controls, including quotas on the amount of product that can be manufactured as well as a prohibition on the refilling of prescriptions without a new prescription from the physician. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation, or denial of renewal, of DEA registrations, injunctions, or civil or criminal penalties and could harm our business, financial condition and results of operations.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and The NASDAQ Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. The Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions, some of which the Securities and Exchange Commission, or SEC, has recently implemented by adopting additional rules and regulations in areas such as the compensation of executives (“say-on-pay”). We cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with the Sarbanes Oxley Act of 2002, the Dodd-Frank Act and associated SEC rules, or any other regulations, we could be subject to a range of consequences, including restrictions on our ability to sell equity securities or otherwise raise capital funds, the de-listing of our common stock from The NASDAQ Global Market, suspension or termination of our clinical trials, failure to obtain approval to market AZ-004, restrictions on future products or our manufacturing processes, significant fines, or other sanctions or litigation. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

Our common stock price has experienced large fluctuations. In addition, the trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to revenue ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:

•	actual or anticipated regulatory approvals or non-approvals of our product candidates or competing products;

•	actual or anticipated cash depletion of our financial resources

•	actual or anticipated results and timing of our clinical trials;

•	changes in laws or regulations applicable to our product candidates;

•	changes in the expected or actual timing of our development programs, including delays or cancellations of clinical trials for our product candidates;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	sales results for AZ-004, if it is approved for marketing;

•	conditions or trends in the life science and biotechnology industries;

•	changes in the market valuations of other life science or biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	sales of our common stock (or other securities) by us; and

•	sales and distributions of our common stock by our stockholders.

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

We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in August 2009 we issued 10,000,000 shares of our common stock and warrants to purchase an additional 5,000,000 shares of our common stock in connection with the closing of our acquisition of all of the equity of Symphony Allegro, Inc., in October 2009 we issued 8,107,012 shares of our common stock and warrants to purchase an additional 7,296,312 shares of our common stock in a private placement, in May 2010 we issued a warrant to purchase 376,394 shares of our common stock in connection with a secured term debt financing, and in August 2010 we issued 6,685,183 shares of our common stock and warrants to purchase up to an additional 3,342,589 shares of our common stock in a registered direct offering. Additionally, in May 2010, we entered into a common stock purchase agreement with Azimuth that provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to 8,936,550 shares of our common stock at times and in amounts determined by us. If we enter into other financing transactions in which we issue equity securities in the future, our existing common stockholders will experience immediate dilution upon any such issuance.

If we fail to continue to comply with the listing requirements of The NASDAQ Global Market, the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50 million. As of March 11, 2011, the closing bid price of our common stock was $1.27 the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was $59.8 million and the total market value of our listed securities was $76.1 million. As of December 31, 2010, we had stockholders’ equity of $12.3 million. In addition, as recently as December 2010 the bid price of our common stock has been as low as $0.86 per share. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we could be subject to delisting from The NASDAQ Global Market. Not maintaining our listing on The NASDAQ Global Market may result in a decrease in the trading price of our common stock, lessen interest by institutions and individuals in investing in our common stock, make it more difficult to obtain analyst coverage and make it more difficult for us to raise capital in the future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease two buildings with an aggregate of 106,894 square feet of manufacturing, office, and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. We currently sublease 19,334 square feet, 20,956 square feet and 2,500 square feet, reducing the space we occupy to 64,104 square feet. The lease for both facilities expires on March 31, 2018, and we have two options to extend the lease for five years each. Our sublease agreements, as amended, expire on April 30, 2011 with regards to 19,334 square feet and on February 28, 2014 with regards to 20,956 square feet. We believe that the Mountain View facilities are sufficient for our office, manufacturing and laboratory needs for at least the next three years.

Item 3.	Legal Proceedings

None.

Item 4.	Reserved

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5A.	Quarterly Stock Price Information and Registered Shareholders

Our common stock trades on The NASDAQ Global Market under the symbol “ALXA.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock.

2010	High	Low

First Quarter	$2.96	$2.30
Second Quarter	3.92	2.65
Third Quarter	3.64	2.42
Fourth Quarter	3.26	0.86

2009	High	Low

First Quarter	$3.40	$1.40
Second Quarter	3.25	1.50
Third Quarter	3.01	1.90
Fourth Quarter	2.55	1.93

As of December 31, 2010, there were 181 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception, and we do not anticipate paying any in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Performance Graph

The graph below matches the cumulative 58-month total return of holders of Alexza Pharmaceuticals, Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph assumes that the value of the investment in Alexza’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 3/8/2006 and tracks it through 12/31/2010.

COMPARISON OF 58 MONTH CUMULATIVE TOTAL RETURN*
Among Alexza Pharmaceuticals, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

*	$100 invested on 3/8/06 in stock or 2/28/06 in index, including reinvestment of dividends.

Fiscal year ending December 31.

	3/06	3/06	4/06	5/06	6/06	7/06	8/06	9/06	10/06	11/06	12/06
Alexza Pharmaceuticals, Inc.	100.00	114.57	105.76	95.89	86.13	86.02	82.26	94.48	95.53	98.24	133.84
NASDAQ Composite	100.00	103.06	102.55	96.46	96.33	93.16	97.27	100.68	105.79	108.88	108.57
NASDAQ Biotechnology	100.00	98.71	93.10	89.42	88.02	90.35	90.59	92.70	98.13	96.98	94.80

1/07	2/07	3/07	4/07	5/07	6/07	7/07	8/07	9/07	10/07	11/07	12/07	1/08	2/08
113.40	117.74	151.12	126.79	113.75	97.18	103.17	96.47	101.76	95.65	102.94	95.06	74.03	74.27
110.98	108.96	109.14	113.77	117.24	117.80	115.15	117.48	123.28	130.68	121.28	121.13	108.95	103.59
98.05	95.04	92.46	100.59	99.12	96.72	95.82	97.12	103.07	107.49	104.33	98.01	96.15	95.00

3/08	4/08	5/08	6/08	7/08	8/08	9/08	10/08	11/08	12/08	1/09	2/09	3/09	4/09
80.85	77.91	60.16	46.30	69.10	62.40	58.05	33.49	21.15	37.25	33.96	18.80	25.97	19.51
103.67	110.07	115.10	104.83	104.88	106.33	93.40	77.32	69.39	71.68	67.32	63.14	69.60	77.76
95.13	95.92	98.00	96.46	109.52	106.64	100.12	91.49	85.30	91.59	90.31	81.82	84.87	83.44

5/09	6/09	7/09	8/09	9/09	10/09	11/09	12/09	1/10	2/10	3/10	4/10	5/10	6/10
24.56	27.85	31.02	31.14	26.44	25.15	25.85	28.20	30.55	30.67	31.55	39.25	39.01	31.96
80.79	83.67	90.32	92.02	96.91	93.91	98.62	104.08	98.50	102.77	109.98	112.46	103.11	96.91
86.00	91.28	99.06	97.75	100.46	91.98	98.10	101.24	103.81	106.04	110.27	107.87	97.09	93.92

7/10	8/10	9/10	10/10	11/10	12/10
32.55	33.14	37.25	12.22	10.62	14.69
103.59	97.58	109.30	115.63	115.14	122.36
97.86	95.55	103.89	107.64	103.99	109.14

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 5B.	Use of Proceeds from the Sale of Registered Securities

None.

Item 5C.	Treasury Stock

None.

Item 6.	Selected Financial Data

						Period From
						December 19,
						2000
						(Inception) to
	Year Ended December 31,					December 31,
	2010	2009	2008	2007	2006	2010
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue	$42,876	$9,514	$486	$—	$1,028	$59,821
Operating expenses:
Research and development	33,528	39,778	61,565	45,645	36,494	277,989
General and administrative	14,000	15,406	17,641	14,888	9,969	92,110
Restructuring charges	—	2,037	—	—	—	2,037
Acquired in-process research and development	—	—	—	—	—	3,916

Total operating expenses	47,528	57,221	79,206	60,533	46,463	376,052
Loss from operations	(4,652)	(47,707)	(78,720)	(60,533)	(45,435)	(316,231)
Change in fair value of contingent consideration liability	4,838	(7,983)	—	—	—	(3,145)
Interest income/(expense) and other income/(expense), net	(1,667)	(375)	1,679	4,623	1,909	8,183
Net loss	(1,481)	(56,065)	(77,041)	(55,910)	(43,526)	(311,193)
Consideration paid in excess of carrying value of the noncontrolling interest in Symphony Allegro, Inc.	—	(61,566)	—	—	—	(61,566)
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	—	13,987	18,591	10,791	1,720	45,089

Net loss attributable to Alexza common stockholders	$(1,481)	$(103,644)	$(58,450)	$(45,119)	$(41,806)	$(327,670)

Basic and diluted net loss per share attributable to Alexza common stockholders	$(0.03)	$(2.68)	$(1.81)	$(1.58)	$(2.13)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	55,421	38,609	32,297	28,605	19,584

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$41,449	$19,916	$37,556	$69,391	$42,623
Investments held by Symphony Allegro, Inc.	—	—	21,318	39,449	49,956
Working capital	8,031	(3,830)	42,771	106,092	79,649
Total assets	68,482	46,174	84,635	149,125	105,766
Noncurrent portion of financing obligations	13,208	—	2,515	6,317	5,865
Convertible preferred stock	—	—	—	—	—
Deficit accumulated during development stage	(266,104)	(264,623)	(222,545)	(164,095)	(118,976)
Total stockholders’ equity (deficit)	12,290	(7,126)	39,054	99,943	84,517

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a pharmaceutical company focused on the research, development, and commercialization of novel proprietary products for the acute treatment of central nervous system conditions. All of our product candidates are based on our proprietary technology, the Staccato system. The Staccato system vaporizes an excipient-free drug to form a condensation aerosol that, when inhaled, allows for rapid systemic drug delivery. Because of the particle size of the aerosol, the drug is quickly absorbed through the deep lung into the bloodstream, providing speed of therapeutic onset that is comparable to intravenous, or IV, administration but with greater ease, patient comfort and convenience

In January 2009, we reduced the development of all of our product candidates, other than AZ-004 (Staccato loxapine), our lead product candidate, in order to concentrate our efforts and resources on the clinical, regulatory, manufacturing and commercial development of AZ-004. In December 2009, we submitted our New Drug Application, or NDA, for AZ-004. In early 2010, we conducted a thorough review of our product pipeline, evaluating current and potential new Staccato-based product candidates. This review yielded three categories of Staccato-based product candidates: (1) product candidates where we believe we can add value through internal development, (2) product candidates where we have developed the product idea, but where a development partner is required, and (3) product candidates based on new ideas, primarily focused on new chemical entities, where the Staccato technology can facilitate better or more effective delivery. In July 2010, we announced that, in addition to AZ-004, AZ-007 (Staccato zaleplon) and Staccato nicotine would remain in active development. Active development on the remainder of our development pipeline is suspended. We are continuing to seek partners to support development and commercialization of our product candidates. We believe that our financial position as of December 31, 2010 will be sufficient to fund our operations, at our current cost levels, into the third quarter of 2011. We are unable to assert that our financial position is sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of AZ-004 or to continue operations, and we may not be able to execute any strategic transaction.

Lead product update

Our lead product candidate is AZ-004, which is being developed for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder. In December 2009, we filed an NDA for our AZ-004 product candidate, submitted as Adasuvetm Staccato® (loxapine) inhalation aerosol, 5 mg and 10 mg. In October 2010, we received a Complete Response Letter, or CRL, from the U.S. Food and Drug Administration, or FDA, regarding our NDA for AZ-004. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. In December 2010, we completed an End-of-Review meeting with the FDA to discuss the issues outlined in the AZ-004 CRL. In January 2011, we received the official FDA minutes of the meeting, and we anticipate resubmitting the AZ-004 NDA in July 2011. We are seeking commercial partners for the worldwide development and commercialization of AZ-004.

In the CRL, the FDA stated that its primary clinical safety concern was related to data from the three Phase 1 pulmonary safety studies with AZ-004. This concern was primarily based on observed, dose-related post-dose decreases in forced expiratory volume in one second, or FEV1, a standard measure of lung function, in healthy subjects and in subjects with chronic obstructive pulmonary disease, or COPD, and asthma. The FDA also noted that decreases in FEV1 were recorded in subjects who were administered device-only, placebo versions of AZ-004.

In the information package submitted to the FDA in response to the CRL and in preparation for the End-of-Review meeting, we presented evidence that we believe demonstrates the placebo device is safe, including a blinded expert review of the flow-volume loops data from the healthy subject study as further evidence that there appears to be no consistent pattern suggestive of airway obstruction in these subjects. We also provided an analysis that we believe shows that there is no meaningful temporal relationship between placebo administration and decreases in FEV1. We believe this evidence and analysis confirm that the changes seen were likely background events in the population studied, where the repeated and extensive pulmonary function testing may have contributed to some of the observations. Additionally, we believe we showed that the aerosol characterization does not indicate a basis for concern. We agreed to reiterate these arguments in our NDA resubmission.

In the information package, we also believe we showed that the pulmonary safety program in subjects with asthma and COPD had identified patients who may be susceptible to bronchospasm, the nature of this adverse event, how it can be managed, and that we believe the risk in these patients could be mitigated through labeling and a Risk Evaluation and Mitigation Strategy, or REMS program. At the End-of-Review meeting, the FDA stated that it would be reasonable to propose a REMS program for the use of Staccato loxapine, and requested that as part of our resubmission, we provide a detailed REMS proposal including labeling, a medication guide and a communication plan, to manage the potential risks. In the resubmission we must also show how to identify patients at risk of developing pulmonary side-effects, as well as a way to decide who should and should not be treated with Staccato loxapine when they present for treatment. The FDA also informed us that it would likely present the NDA to an advisory committee.

The CRL also raised issues relating to the suitability of our stability studies and certain other Chemistry, Manufacturing and Controls, or CMC, concerns, including items relating to the FDA’s pre-approval manufacturing inspection. Because AZ-004 incorporates a novel delivery system, the CRL also included input from the FDA’s Center for Devices and Radiological Health, or the CDRH. In the CRL the CDRH requested a human factors study and related analysis to validate that the product can be used effectively in the proposed clinical setting. We expect to finalize the protocol with the FDA and complete this study in the coming months. We are not currently required to conduct any additional efficacy or safety clinical trials for AZ-004. The CDRH also requested further bench testing of the product under an additional “worst-case” manufacturing scenario. We have completed this additional “worst-case” bench testing of the product, submitted the data to the FDA and believe that this issue has been adequately addressed.

In February 2010, we entered into a collaboration and license agreement, or license agreement, and a manufacture and supply agreement, collectively, the collaboration, with Biovail Laboratories International SRL, or Biovail, for AZ-004 for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication of treating agitation in schizophrenia and bipolar disorder patients. On October 18, 2010, Biovail notified us of its intention to terminate the collaboration. Upon the termination, we reacquired the U.S. and Canadian rights to AZ-004 and have worldwide rights. Neither Alexza nor Biovail incurred any early termination penalties in connection with the termination of the collaboration.

Financing update

In December 2006, we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of AZ-002, Staccato alprazolam, and AZ-004/AZ-104, Staccato loxapine. Pursuant to the agreements, Symphony Capital LLC and other investors, whom we refer to collectively as the Allegro Investors, invested $50 million to form Symphony Allegro, Inc., or Symphony Allegro, to fund additional clinical and nonclinical development of Staccato alprazolam and Staccato loxapine. We exclusively licensed to Symphony Allegro certain intellectual property rights related to Staccato alprazolam and Staccato loxapine. We retained manufacturing rights to these product candidates. In August 2009, we completed the acquisition of Symphony Allegro through the exercise of an option to acquire all of the outstanding equity of Symphony Allegro, as amended in June 2009. In exchange for all of the outstanding shares of Symphony Allegro, we: (i) issued to the Allegro Investors 10 million shares of common stock, (ii) issued to the Allegro Investors 5-year warrants to purchase 5 million shares of common stock at an exercise price of $2.26 per share and canceled the previously outstanding warrants to purchase 2 million shares of common stock held by the Allegro Investors, and (iii) agreed to pay certain percentages of cash payments that may be generated from future partnering transactions for AZ-004, AZ-104 and/or AZ-002, the product candidates that were licensed to Symphony Allegro. In February 2010, we paid the Allegro Investors $7.5 million of the total proceeds that were received from Biovail pursuant to the collaboration. In addition, the Allegro Investors will be entitled to receive a portion of future milestone and royalty payments we may receive for AZ-004, AZ-104, and/or AZ-002.

In May 2010, we entered into a Loan and Security Agreement, or Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules. Under the terms of the Loan Agreement, we have borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14%, and issued to Hercules a secured term promissory note evidencing the loan. We made interest only payments for the initial eight months, following which the loan will be repaid in 33 equal monthly installments. The Loan Agreement limits both the seniority and amount of future debt we may incur. We may be required to repay the loan in the event of a change in control. In conjunction with the loan, we issued to Hercules a five-year warrant to purchase 376,394 shares of our common stock at a price of $2.69 per share. The warrant is immediately exercisable and expires five years from the effective date. We estimated the fair value of this warrant as of the issuance date to be $921,000 which was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The fair value of the warrant was calculated using the Black-Scholes option valuation model, and was based on the contractual term of the warrant of five years, a risk-free interest rate of 2.31%, expected volatility of 84% and 0% expected dividend yield. We also recorded fees paid to Hercules as a debt discount which further reduced the carrying value of the loan. The debt discount is being amortized to interest expense.

In May 2010, we obtained a committed equity financing facility under which we may sell up to 8,936,550 shares of common stock to Azimuth Opportunity, Ltd., or Azimuth, over a 24-month period. We are not obligated to utilize any of the facility and we remain free to enter into and consummate other equity and debt financing transactions. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if we elect to use the facility, we will issue shares to Azimuth at a discount between 5.00% and 6.75% to the volume weighted average price of our common stock over a preceding period of trading days. Azimuth is not required to purchase any shares at a pre-discounted purchase price below $3.00 per share. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on May 20, 2010. This facility replaces a similar facility that was established in March 2008 and expired after its 24-month term. As of December 31, 2010, there have been no sales of common stock under either of these facilities.

In August 2010, we completed a registered direct offering of our common stock and warrants. We sold a total of 6,685,183 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.5 of a share of common stock, at a purchase price of $2.70 per unit. The warrants are exercisable six months after issuance at $3.30 per share and expire five years from the date of issuance. Net proceeds from the offering were approximately $16.4 million, after deducting placement agents’ commissions and offering expenses. The securities were sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on May 20, 2010.

Other than those licensed to Cypress Biosciences, Inc., or Cypress, for our Staccato nicotine product candidate, we have retained all rights to our product candidates and the Staccato system. We intend to capitalize on our internal resources to develop certain product candidates and to identify routes to utilize external resources to develop and commercialize other product candidates.

We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, capital lease and equipment financings, debt financings and government grants. We have generated $59.8 million in revenues from inception through December 31, 2010, primarily through license and development agreements and to a lesser extent United States Small Business Innovation Research grants and drug compound feasibility studies. Prior to 2007, we recognized governmental grant revenue and drug compound feasibility revenue, however, we expect no grant revenue or drug compound feasibility screening revenue in 2011. We do not expect any material product revenue until at least 2012.

We have incurred significant losses since our inception. As of December 31, 2010, our deficit accumulated during development stage was $266.1 million and total stockholders’ equity was $12.3 million. We recognized net losses of $1.5 million, $56.1 million, $77.0 million in 2010, 2009 and 2008, respectively, and $311.2 million in the period from December 19, 2000 (Inception) to December 31, 2010. In January 2009, we consolidated our operations to primarily focus our efforts on the continued rapid development of AZ-004. We expect our net losses to increase in 2011 compared to 2010, as the 2010 results were impacted by the revenue recognized from Biovail’s termination of the license agreement.

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long term success. If we do not complete development of our product candidates and obtain regulatory approval to market one or more of these product candidates, we may be forced to cease operations. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. Our strategy is to focus our resources on AZ-004. In addition, we plan to seek commercial partners for the worldwide development and commercialization for all of our product candidates. If in the future we enter into additional partnerships, third parties could have control over preclinical development or clinical trials for some of our product candidates. Accordingly, the progress of such product candidate would not be under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to any future partnerships or how such arrangements would affect our development plans or capital requirements.

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

Share-Based Compensation

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and purchase rights issued under our 2005 Employee Stock Purchase Plan. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

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

Contingent Consideration Liability

In August 2009, we completed our purchase of all of the outstanding equity of Symphony Allegro, and in exchange we: (i) issued to the Allegro Investors 10 million shares of our common stock; (ii) issued to the Allegro Investors 5-year warrants to purchase five million shares of our common stock with an exercise price of $2.26 per share; and (iii) will pay to the Allegro Investors certain percentages of cash payments that may be generated from future partnering transactions pertaining to AZ-004/104 (Staccato loxapine) or AZ-002 (Staccato alprazolam).

We estimate the fair value of the liability associated with the contingent cash payments to the Allegro Investors, or contingent consideration liability, on a quarterly basis using a probability-weighted discounted cash flow model. We derive multiple cash flow scenarios for each of the product candidates subject to the cash payments and apply a probability to each of the scenarios. These probability and risk adjusted weighted average cash flows are then discounted utilizing our estimated weighted average cost of capital, or WACC. Our WACC considers our cash position, competition, risk of substitute products, and risk associated with the financing of the development projects. We determined the discount rate to be 18% and applied this rate to the probability adjusted cash flow scenarios.

We record any changes in the fair value of the contingent consideration liability in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, FDA approval or non-approval of our submissions, the timing and terms of any strategic partnership agreement, the commercial success of AZ-004, AZ-104 or AZ-002 and the discount rate assumption could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations and financial position.

Revenue Recognition

We recognize revenue in accordance with the SEC Staff Accounting Bulletin, SAB, No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13.

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

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board, or FASB, published Accounting Standards Update, or ASU, 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”. The revised guidance eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. The adoption of ASU 2009-13 will only affect multiple deliverable arrangements entered into after January 1, 2011. We are currently evaluating the potential impact, if any, the adoption of this guidance on our financial position, results of operations and cash flows.

In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition a consensus of the FASB Emerging Issues Task Force.” FASB ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Additional disclosures describing the consideration arrangement and the entity’s accounting policy for recognition of such milestone payments are also required. FASB ASU 2010-17 is effective for fiscal years, and interim periods within such fiscal years, beginning on or after June 15, 2010, with early adoption permitted. The guidance may be applied prospectively to milestones achieved during the period of adoption or retrospectively for all prior periods. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our financial position, results of operations and cash flows.

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009 and 2008

Revenue.  We had $42,876,000, $9,514,000 and $486,000 of revenues in 2010, 2009 and 2008, respectively. Revenues in 2008 consisted of revenues related to our license and development agreement, or Endo license agreement, with Endo Pharmaceuticals, Inc., or Endo. In January 2009, we mutually agreed with Endo to terminate the Endo license agreement, at which time we fulfilled our obligations under the Endo license agreement and recognized the remaining $9.5 million of deferred revenues into revenues in 2009. In February 2010 we entered into a license and development agreement with Biovail in which we received an upfront payment of $40 million. In October 2010, Biovail gave notification of its intention to terminate the collaboration, at which time we recognized the upfront payment as revenues as we had fulfilled our obligations under the collaboration. In 2010, we also recognized $2.6 million from our license and development agreement, or Cypress Agreement, with Cypress and $244,000 of grant revenues from the U.S. government’s Qualified Therapeutic Development Program. We expect a decrease in 2011 revenues as a result of the recognition of the entirety of the revenues from Biovail in 2010 and as we do not anticipate any grant revenues.

Operating Expenses

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

The table below sets forth our research and development expenses for 2010, 2009 and 2008 broken out between product candidate and general research expenses based on our internal records and estimated allocations of employee time and related expenses:

	Year Ended December 31,
	2010	2009	2008

Product candidate expenses	$26,059	$31,896	$48,681
General research	7,469	7,882	12,884

Total research and development	$33,528	$39,778	$61,565

Research and Development Expenses.  Research and development expenses were $33.5 million, $39.8 million and $61.6 million in years ended December 31, 2010, 2009 and 2008, respectively. In January 2009, we restructured our operations, including an approximate 33% reduction in headcount, to focus our efforts on the continued rapid development of our AZ-004 (Staccato loxapine) product candidate.

The restructuring of our operations resulted in a decrease in both product candidate and general research expenses in 2009 and 2010 as compared to prior periods as work wound down or halted for our non-AZ-004 product candidates. This emphasis on the rapid development of AZ-004 resulted in AZ-004 accounting for 96% of product candidate expenses in the year ended December 31, 2010 as compared to 86% in 2009 and 47% in 2008. In July 2010, we announced that we moved AZ-007 into active development and began preliminary work on AZ-007 in preparation for the Phase 2 clinical trials. However, due to the FDA not approving AZ-004 for commercial marketing in October 2010, we are slowing the clinical development of AZ-007. We expect that 2011 research and development expenses will remain relatively consistent with 2010 levels.

General and Administrative Expenses.  General and administrative expenses were $14.0 million, $15.4 million and $17.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, accounting, business development, legal and human resources functions. Other general and administrative expenses include facility and information technology costs not otherwise included in research and development expenses, patent related costs and professional fees for legal, consulting and accounting services.

The decreases in general and administrative expenses were primarily due to decreased headcount expenses as a result of our restructuring in January 2009, reduced facility expenses as we completed our move to our Mountain View facility in the first half of 2008, and our efforts to reduce third party costs to conserve cash balances. The decrease in share-based compensation in 2010 of $1.3 million as compared to 2009 was a result of lower expense related to the share-based awards issued under the 2009-2010 Performance Based Incentive Program as vesting milestones were not met and previously issued share-based awards became fully vested during the year. We expect our non-share based compensation and general and administrative expenses in 2011 to remain relatively consistent with 2010 levels.

Restructuring Charges In January 2009, we restructured our operations to focus our efforts on the continued rapid development of our AZ-004 (Staccato loxapine) product candidate. The restructuring included a workforce reduction of 50 employees, representing approximately 33% of our total workforce and was completed in the second quarter of 2009. We incurred restructuring expenses related to employee severance and other termination benefits of $2.0 million, including a non-cash charge related to modifications to share-based awards of $56,000. The restructuring was completed in 2009.

Interest and Other Income, Net.  Interest and other income, net, primarily represents income earned on our cash, cash equivalents, marketable securities balances, and prior to August 26, 2009, marketable securities held by Symphony Allegro. Interest and other income, net was $(35,000), $92,000 and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The 2010 income was impacted by a loss on retirements of fixed assets of $79,000. The decrease in interest income was primarily due to lower average cash, cash equivalent and marketable securities balances and lower interest rates earned on such balances. We expect to continue to earn low interest income returns on our cash, cash equivalent and marketable securities balances.

Interest Expense.  Interest expense represents interest on our equipment loans and financing obligations and was $1.6 million, $467,000 and $935,000 in the years ended December 31, 2010, 2009 and 2008, respectively. The increase in 2010 as compared to 2009 was primarily due to the interest incurred on the $15 million note issued to Hercules in May 2010. The decrease in 2009 from 2008 was due to decreases in the outstanding balances of our equipment loan borrowings as we made no additional borrowings in 2008 or 2009.

Change in the Fair Value of Contingent Consideration Liability.  In connection with our acquisition of all of the outstanding equity of Symphony Allegro, we are obligated to pay the Allegro Investors certain percentages of cash payments that may be generated from future partnering transactions for AZ-002, AZ-004 and/or AZ-104. We measure the fair value of this contingent consideration liability at each balance sheet date. Any changes in the fair value of this contingent consideration liability will be recognized in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, FDA approval or non-approval of our submissions, the timing and terms of strategic partnerships, the commercial success of AZ-002, AZ-004 and/or AZ-104 and the discount rate assumption could have a material impact on the fair value of the contingent liability, and as a result, our results of operations.

In October 2010, we received a CRL from the FDA for our AZ-004 NDA submitted in December 2009 and held a meeting with the FDA in December 2010 to address the issues outlined in the CRL. As a result of the CRL and the meeting with the FDA, we reduced the weighted-average expected cash flows for milestone payments and product royalties, and the timing of those cash flows, for AZ-004. The reduction of the expected cash flows and timing of these cash flows resulted in a reduction in the net present value of estimated future payments to Symphony Allegro. We recognized a gain of $4.8 million to reflect the reduction in the contingent consideration liability during the year ended December 31, 2010.

In 2009, we announced preliminary results from our Phase 2b clinical trial of AZ-104, where AZ-104 did not meet the primary endpoint of the study. This change resulted in a decrease in the expected cash flow resulting in a decrease in the contingent consideration liability. In the fourth quarter of 2009, we modified our assumptions regarding the probability of certain cash flow outcomes to reflect the negotiations with Biovail to partner AZ-004 as well as the filing of our NDA. The reduction in these uncertainties resulted in an increase in probability of certain cash flows resulting in an increase in the contingent consideration liability. These items combined resulted in our incurring a loss on the change in fair value of the contingent consideration liability of $8.0 million during the year ended December 31, 2009.

Loss Attributed to Noncontrolling Interest in Symphony Allegro.  Prior to our purchase of Symphony Allegro on August 26, 2009, we consolidated Symphony Allegro’s financial condition and results of operations. Accordingly, we deducted the losses attributable to the noncontrolling interest from our net loss in the consolidated statement of operations, and we reduced the noncontrolling interest holders’ ownership interest in Symphony Allegro in the consolidated balance sheet by the loss attributed to the noncontrolling interests in Symphony Allegro. The losses attributed to the noncontrolling interest holders was $14.0 million in 2009 and $18.6 million in 2008. The decrease in 2009 was primarily due to a full year of Symphony Allegro’s losses being attributed to the noncontrolling interest in 2008 as compared to approximately 8 months in 2009 as a result of our acquisition of all of the outstanding equity of Symphony Allegro in August 2009.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, revenues primarily from a licensing agreement and government grants, and payments from Symphony Allegro. We have received additional funding from financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our 2005 Employee Stock Purchase Plan. As of December 31, 2010, we had $41.4 million in cash, cash equivalents and marketable securities. Our cash and marketable security balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Net cash provided by (used in) operating activities was $8.6 million, $(53.1) million, and $(55.1) million, in 2010, 2009 and 2008, respectively. The net cash provided by or used in each of these periods primarily reflects net loss for these periods, offset in part by depreciation, non-cash stock-based compensation, the change in fair value of the contingent consideration liability, loss attributed to noncontrolling interests, and non-cash changes in operating assets and liabilities. In 2010, the deferred revenue balance resulted from upfront fees paid by Cypress as required by the Cypress Agreement signed in 2010. The increase in other assets in 2010 was a result of the deposit of $1.2 million with Autoliv. The decrease in other receivables in 2010 was a result of the collection of fees paid to the FDA upon our submission of our NDA in 2009. Our designation as a small business resulted in our exclusion from such fees and the amount was refunded in 2010. In 2009, the decrease in deferred revenue was related to the mutual termination of our license agreement with Endo, at which time we recognized the remaining $9.5 million of deferred revenue. The decreases in accounts payable of $2.2 million in 2009 and accrued clinical trial expense and other accrued liabilities of $2.7 million was due to the decreased activity in our operations. In 2008, the large decrease in other receivables was due to the collection of a receivable of $10.0 million from Endo in January 2008 related to the license agreement signed in December 2007 and a $2.1 million receivable related to the reimbursement of leasehold improvements from the landlord of our Mountain View facility in May 2008.

Net cash provided by (used in) investing activities was $(30.6) million, $20.1 million and $42.8 million in 2010, 2009 and 2008, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. During 2010 we purchased $21.5 million of marketable securities, net of maturities. During 2009 and 2008 we had maturities, net of purchases, of marketable securities of $4.9 million and $27.2 million, respectively. Maturities of marketable securities held by Symphony Allegro were $16.4 million and 18.1 million in 2009 and 2008, respectively. Purchases of property and equipment were $9.2 million, $1.2 million and $2.7 million in 2010, 2009 and 2008, respectively. In 2010, the purchases primarily consisted of manufacturing equipment as we prepared for the expected commercialization of AZ-004.

Net cash provided by financing activities was $22.3 million, $20.4 million and $6.9 million in 2010, 2009 and 2008, respectively. Financing activities consist primarily of proceeds from the sale of our common stock, purchase of a noncontrolling interest, equipment financing arrangements and financing obligations. In 2010, 2009 and 2008, we received net proceeds from the issuance of common stock of $17.0 million, $19.7 million and $11.2 million, respectively. In 2009 we had proceeds from the purchase of the noncontrolling interest in Symphony Allegro of $4.9 million. In 2010, we had proceeds from debt borrowings, net of payments, of $12.7 million, while in 2009 and 2008, payments on debt were $4.1 million and $4.2 million, respectively.

We believe that with current cash, cash equivalents and marketable securities along with interest earned thereon, the proceeds from option exercises and purchases of common stock pursuant to our Employee Stock Purchase Plan, we will be able to maintain our current operations, at our current cost levels, into the third quarter of 2011. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

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

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. In this regard, we received an explanatory paragraph from our independent registered public accounting firm in their audit opinion raising substantial doubt about our ability to continue as a going concern. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs, reduce our efforts to build our commercial manufacturing capacity, and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition, results of operations, and prospects.

Contractual Obligations

We lease two buildings with an aggregate of 106,894 square feet of manufacturing, office and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. We currently have subleases covering 19,334 square feet, 20,956 square feet and 2,500 square feet of these facilities, reducing the space we occupy to 64,104 square feet. The lease for both facilities expires on March 31, 2018, and we have two options to extend the lease for five years each. Our sublease agreements expire on April 30, 2011 with regards to 19,334 square feet, on February 28, 2014 with regards to 20,956 square feet and on August 31, 2011 with regards to 2,500 square feet. We believe that the Mountain View facilities are sufficient for our office, manufacturing and laboratory needs for at least the next three years.

We have financed a portion of our equipment purchases through various equipment financing agreements. Under the agreements, equipment advances are to be repaid in 36 to 48 monthly installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasuries of comparable maturities and ranges from 9.2% to 10.5%. The equipment purchased under the equipment financing agreement is pledged as security.

On May 4, 2010, we entered into the Loan Agreement with Hercules. Under the terms of the Loan Agreement, we have borrowed $15,000,000 at an interest rate equal to the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14%, and issued to Hercules a secured term promissory note evidencing the loan. We made interest only payments for the initial eight months following which the loan will be repaid in 33 equal monthly installments.

On November 2, 2007, we entered into a manufacturing and supply agreement, or the manufacture agreement, with Autoliv ASP, Inc, or Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and us executed in October 2005.

In June 2010 and February 2011, we entered into agreements to amend the terms of the manufacture agreement, or the amendments. Under the terms of the first of the amendments, we paid Autoliv $4 million and issued Autoliv a $4 million unsecured promissory note in return for a production line for the commercial manufacture of chemical heat packages. Each production line is comprised of two identical and self sustaining “cells,” and the first such cell was completed, installed and qualified in connection with such amendment. Under the terms of the second of the amendments, the original $4 million note was cancelled and a new unsecured promissory note was issued with a reduced principal amount of $2.8 million, or the second note, and production on the second cell ceased. The second note is payable in 48 equal monthly installments of approximately $67,900 and we have paid the first two such installments. In the event that we request completion of the second cell of the first production line for the commercial manufacture of chemical heat packages, Autoliv will complete, install and fully qualify such second cell for a cost to us of $1.2 million and Autoliv will transfer ownership of such cell to us upon the payment in full of such $1.2 million and the second note. At our request, Autoliv will manufacture up to two additional production lines for the commercial manufacture of chemical heat packages at a cost not to exceed $2,400,000 for each additional line.

We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the manufacture agreement expires on December 31, 2012, at which time the manufacture agreement will automatically renew for successive five-year renewal terms unless we or Autoliv notify the other party no less than 36 months prior to the end of the initial term or the then-current renewal term that such party wishes to terminate the manufacture agreement.

Our recurring losses from operations and our need for additional capital raise substantial doubt about our ability to continue as a going concern, and as a result, we have classified all of our financing obligations as current. If this substantial doubt is removed in future periods, we will reclassify these financing obligations between current and non-current. Our future contractual payments, net of sublease income, including interest at December 31, 2010 are as follows (in thousands):

	Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Equipment financing obligations	$443	$443	$—	$—	$—
Operating lease obligations	34,582	4,572	9,294	9,582	11,134
Term note obligations	22,226	7,100	13,962	1,164	—

	$57,251	$12,115	$23,256	$10,746	$11,134

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, which have maturities of less than three months, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of December 31, 2010, we had cash, cash equivalents and marketable securities of $41.4 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have no exposure related to mortgage and other asset backed securities and no exposure to auction rate securities.

Item 8.	Financial Statements and Supplementary Data

ALEXZA PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	62
Consolidated Balance Sheets as of December 31, 2010 and 2009	63
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 and for the period from December 19, 2000 (inception) to December 31, 2010	64
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from December 19, 2000 (inception) to December 31, 2010	65
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and for the period from December 19, 2000 (inception) to December 31, 2010	75
Notes to Consolidated Financial Statements	76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alexza Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Alexza Pharmaceuticals, Inc. (a development stage company) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010 and for the period from December 19, 2000 (inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexza Pharmaceuticals, Inc. (a development stage company) at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 and for the period from December 19, 2000 (inception) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations and its need for additional capital raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are described in Note 2. The 2010 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alexza Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Ernst & Young LLP

Palo Alto, California
March 15, 2011

ALEXZA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share
	and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$13,671	$13,450
Marketable securities	27,778	6,466
Other receivables	—	1,406
Prepaid expenses and other current assets	965	804

Total current assets	42,414	22,126
Property and equipment, net	24,361	23,598
Restricted cash	400	400
Other assets	1,307	50

Total assets	$68,482	$46,174

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,781	$2,705
Accrued clinical trial liabilities	216	303
Other accrued liabilities	3,158	3,481
Current portion of contingent consideration liability	5,300	13,202
Other current liabilities	—	3,750
Financing obligations	18,597	2,515
Deferred revenues	4,331	—

Total current liabilities	34,383	25,956
Deferred rent	14,609	15,708
Noncurrent portion of contingent consideration liability	7,200	11,636
Commitments (See Note 8)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2010 and 2009; no shares issued and outstanding at December 31, 2010 or 2009	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2010 and 2009; 59,766,328 and 52,411,356 shares issued and outstanding at December 31, 2010 and 2009, respectively	6	5
Additional paid-in capital	278,386	257,493
Other comprehensive income (loss)	2	(1)
Deficit accumulated during development stage	(266,104)	(264,623)

Total stockholders’ equity (deficit)	12,290	(7,126)

Total liabilities and stockholders’ equity (deficit)	$68,482	$46,174

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				December 19,
				2000 (Inception)
	Year Ended December 31,			to December 31,
	2010	2009	2008	2010
	(In thousands, except per share amounts)

Revenue	$42,876	$9,514	$486	$59,821
Operating expenses:
Research and development	33,528	39,778	61,565	277,989
General and administrative	14,000	15,406	17,641	92,110
Restructuring charges	—	2,037	—	2,037
Acquired in-process research and development	—	—	—	3,916

Total operating expenses	47,528	57,221	79,206	376,052

Loss from operations	(4,652)	(47,707)	(78,720)	(316,231)
Change in fair value of contingent consideration liability	4,838	(7,983)	—	(3,145)
Interest and other income, net	(35)	92	2,614	13,863
Interest expense	(1,632)	(467)	(935)	(5,680)

Net loss	(1,481)	(56,065)	(77,041)	(311,193)
Consideration paid in excess of carrying value of the noncontrolling interest in Symphony Allegro, Inc.	—	(61,566)	—	(61,566)
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	—	13,987	18,591	45,089

Net loss attributable to Alexza common stockholders	(1,481)	(103,644)	(58,450)	(327,670)

Net loss per share attributable to Alexza common stockholders	$(0.03)	$(2.68)	$(1.81)

Shares used to compute net loss per share attributable to Alexza common stockholders	55,421	38,609	32,297

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’
EQUITY (DEFICIT)

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	in	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	Equity (Deficit)
	(In thousands, except share and per share amounts)

Issuance of common stock to founders at $0.22 per share in December 2000 in exchange for technology and cash of $8	—	$—	—	$—	454,536	$—	$100	$—	$—	$—	$—	$—	$100
Issuance of Series A preferred stock for cash at $0.40 per share in July 2001, net of issuance costs of $9	2,500,000	991	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series A1 preferred stock at $1.55 per share in December 2001, in connection with merger	1,610,250	2,496	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock for cash at $1.40 per share in December 2001, net of issuance costs of $71	6,441,000	8,946	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with merger at $1.10 per share in December 2001	—	—	—	—	868,922	—	956	—	—	—	—	—	956
Warrants assumed in merger transaction	—	—	—	—	—	—	10	—	—	—	—	—	10
Issuance of common stock for cash at $0.22 per share upon exercise of options in December 2001	—	—	—	—	9,090	—	2	—	—	—	—	—	2
Compensation expense related to consultant stock options	—	—	—	—	—	—	3	—	—	—	—	—	3
Net loss	—	—	—	—	—	—	—	—	—	—	(5,652)	—	(5,652)

Balance at December 31, 2001 (carried forward)	10,551,250	$12,433	—	$—	1,332,548	$—	$1,071	$—	$—	$—	$(5,652)	$—	$(4,581)

See accompanying notes.

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	in	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	Equity (Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2001 (brought forward)	10,551,250	$12,433	—	$—	1,332,548	$—	$1,071	$—	$—	$—	$(5,652)	$—	$(4,581)
Issuance of common stock for cash at $0.22 per share upon exercise of options in February 2002	—	—	—	—	10,606	—	3	—	—	—	—	—	3
Issuance of warrants to purchase Series B preferred stock in March 2002, in connection with equipment financing loan	—	27	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for cash at $0.22 per share upon exercise of options in July 2002	—	—	—	—	2,180	—	—	—	—	—	—	—	—
Issuance of common stock to stockholder at $0.99 per share in exchange for promissory note in July 2002	—	—	—	—	53,156	—	53	(53)	—	—	—	—	—
Issuance of Series C preferred stock for cash at $1.56 per share in September 2002, net of issuance costs of $108	28,870,005	44,892	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for cash at $1.05 per share in October 2002	—	—	—	—	(2,634)	—	(3)	—	—	—	—	—	(3)
Issuance of common stock for cash at $1.05 per share for services upon exercise of warrants in December 2002	—	—	—	—	9,368	—	10	—	—	—	—	—	10
Compensation expense related to consultant stock options	—	—	—	—	—	—	10	—	—	—	—	—	10
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	51	—	—	51
Net loss	—	—	—	—	—	—	—	—	—	—	(8,163)	—	(8,163)

Balance at December 31, 2002 (carried forward)	39,421,255	$57,352	—	$—	1,405,224	$—	$1,144	$(53)	$—	$51	$(13,815)	$—	$(12,673)

See accompanying notes.

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	in	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	Equity (Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2002 (brought forward)	39,421,255	$57,352	—	$—	1,405,224	$—	$1,144	$(53)	$—	$51	$(13,815)	$—	$(12,673)
Issuance of common stock for cash at $0.22, $0.99 and $1.10 per share upon exercise of options	—	—	—	—	74,903	—	47	—	—	—	—	—	47
Issuance of warrants to purchase Series C preferred stock in connection with equipment financing loan in January 2003	—	35	—	—	—	—	—	—	—	—	—	—	—
Issuance of warrants to purchase Series C preferred stock in connection with equipment financing loan in September 2003	—	27	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for cash at $1.05 per share in January 2003	—	—	—	—	(1,172)	—	(1)	—	—	—	—	—	(1)
Repurchase of common stock for cash at $0.22 per share in November 2003	—	—	—	—	(14,772)	—	(3)	—	—	—	—	—	(3)
Compensation expense related to consultant stock options	—	—	—	—	—	—	31	—	—	—	—	—	31
Deferred stock compensation expense related to modification of consultant stock option	—	—	—	—	—	—	1	—	(1)	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(55)	—	—	(55)
Net loss	—	—	—	—	—	—	—	—	—	—	(14,328)	—	(14,328)

Balance at December 31, 2003 (carried forward)	39,421,255	$57,414	—	$—	1,464,183	$—	$1,219	$(53)	$(1)	$(4)	$(28,143)	$—	$(26,982)

See accompanying notes.

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	in	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	Equity (Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2003 (brought forward)	39,421,255	$57,414	—	$—	1,464,183	$—	$1,219	$(53)	$(1)	$(4)	$(28,143)	$—	$(26,982)
Cancellation of unvested common stock at $0.99 per share in March 2004	—	—	—	—	(24,365)	—	(24)	24	—	—	—	—	—
Repayment of vested portion of stockholder note receivable for cash	—	—	—	—	—	—	—	29	—	—	—	—	29
Issuance of warrants to purchase Series C preferred stock in connection with equipment financing loan in April 2004	—	20	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for cash at $0.22, $0.99 and $1.10 per share upon exercise of options	—	—	—	—	100,192	—	72	—	—	—	—	—	72
Repurchase of common stock for cash at $1.05 per share in September 2004	—	—	—	—	(404)	—	—	—	—	—	—	—	—
Issuance of Series D preferred stock at $1.29 per share in November and December 2004, net of issuance costs of $2,239	40,435,448	49,760	—	—	—	—	—	—	—	—	—	—	—
Issuance of warrants to purchase common stock in connection with Series D financing in November 2004	—	—	—	—	—	—	91	—	—	—	—	—	91
Compensation expense related to consultant stock options	—	—	—	—	—	—	40	—	—	—	—	—	40
Compensation expense related to employee stock option modifications	—	—	—	—	—	—	19	—	—	—	—	—	19
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	1	—	—	—	1
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(41)	—	—	(41)
Net loss	—	—	—	—	—	—	—	—	—	—	(16,625)	—	(16,625)

Balance at December 31, 2004 (carried forward)	79,856,703	$107,194	—	$—	1,539,606	$—	$1,417	$—	$—	$(45)	$(44,768)	$—	$(43,396)

See accompanying notes.

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	in	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	Equity (Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2004 (brought forward)	79,856,703	$107,194	—	$—	1,539,606	$—	$1,417	$—	$—	$(45)	$(44,768)	$—	$(43,396)
Issuance of common stock upon exercise of options $0.22, $0.99, $1.10, per share	—	—	—	—	380,508	—	357	—	—	—	—	—	357
Compensation expense related to consultant stock options	—	—	—	—	—	—	195	—	—	—	—	—	195
Deferred stock compensation, net of $4 reversal in connection with employee terminations	—	—	—	—	—	—	3,329	—	(3,329)	—	—	—	—
Amortization of deferred stock compensation,	—	—	—	—	—	—	—	—	404	—	—	—	404
Variable compensation expense	—	—	—	—	—	—	442	—	—	—	—	—	442
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	15	—	—	15
Net loss	—	—	—	—	—	—	—	—	—	—	(32,402)	—	(32,402)

Balance at December 31, 2005 (carried forward)	79,856,703	$107,194	—	$—	1,920,114	$—	$5,740	$—	$(2,925)	$(30)	$(77,170)	$—	$(74,385)

See accompanying notes.

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	in	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	Equity (Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2005 (brought forward)	79,856,703	$107,194	—	$—	1,920,114	$—	$5,740	$—	$(2,925)	$(30)	$(77,170)	$—	$(74,385)
Issuance of common stock for cash and shares upon exercise of options at a weighted average price of $1.28 per share	—	—	—	—	159,446	—	195	—	—	—	—	—	195
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	131,682	—	896	—	—	—	—	—	896
Issuance of common stock for shares upon exercise of warrant	—	—	—	—	85,359	—	—	—	—	—	—	—	—
Issuance of common stock for cash, net of offering costs of $2,156	—	—	—	—	6,325,000	1	44,901	—	—	—	—	—	44,902
Conversion of convertible preferred stock into common stock	(79,856,703)	(107,194)	—	—	15,197,712	1	107,193	—	—	—	—	—	107,194
Purchase of noncontrolling interest by Symphony Allegro, Inc, preferred shareholders	—	—	—	—	—	—	—	—	—	—	—	36,463	36,463
Compensation expense related to consultant stock options	—	—	—	—	—	—	145	—	—	—	—	—	145
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	1,601	—	—	—	—	—	1,601
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	727	—	—	—	727
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(495)	—	495	—	—	—	—
Variable compensation expense	—	—	—	—	—	—	(442)	—	—	—	—	—	(442)
Issuance of warrant to Symphony Allegro Holdings LLC		—	—	—	—	—	10,708	—	—	—	—	—	10,708
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	39	—	—	39
Net loss	—	—	—	—	—	—	—	—	—	—	(41,806)	(1,720)	(43,526)

Balance at December 31, 2006 (carried forward)	—	$—	—	$—	23,819,319	$2	$170,442	$—	$(1,703)	$9	$(118,976)	$34,743	$84,517

See accompanying notes.

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	In	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	Equity (Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2006 (brought forward)	—	$—	—	$—	23,819,319	$2	$170,442	$—	$(1,703)	$9	$(118,976)	$34,743	$84,517
Issuance of common stock for cash and shares upon exercise of options at a weighted average price of $1.28 per share	—	—	—	—	204,423	—	432	—	—	—	—	—	432
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	205,870	—	1,405	—	—	—	—	—	1,405
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	8,245	—	—	—	—	—	—	—	—
Issuance of common stock for cash, net of offering costs of $4,743	—	—	—	—	6,900,000	1	65,981	—	—	—	—	—	65,982
Compensation expense related to consultant stock options	—	—	—	—	—	—	75	—	—	—	—	—	75
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	2,733	—	—	—	—	—	2,733
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	577	—	—	—	577
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(387)	—	387	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	132	—	—	132
Net loss	—	—	—	—	—	—	—	—	—	—	(45,119)	(10,791)	(55,910)

Balance at December 31, 2007(carried forward)	—	$—	—	$—	31,137,857	$3	$240,681	$—	$(739)	$141	$(164,095)	$23,952	$99,943

See accompanying notes.

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	In	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	Equity (Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2007 (brought forward)	—	$—	—	$—	31,137,857	$3	$240,681	$—	$(739)	$141	$(164,095)	$23,952	$99,943
Issuance of common stock and common stock warrant for cash	—	—	—	—	1,250,000	—	9,840	—	—	—	—	—	9,840
Issuance of common stock for cash upon exercise of options at a weighted average price of $1.55 per share	—	—	—	—	104,428	—	161	—	—	—	—	—	161
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	305,146	—	1,172	—	—	—	—	—	1,172
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	23,443	—	—	—	—	—	—	—	—
Compensation expense related to consultant stock options	—	—	—	—	—	—	22	—	—	—	—	—	22
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	4,633	—	—	—	—	—	4,633
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	437	—	—	—	437
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(83)	—	83	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(113)	—	—	(113)
Net loss	—	—	—	—	—	—	—	—	—	—	(58,450)	(18,591)	(77,041)

Balance at December 31, 2008	—	$—	—	$—	32,820,874	$3	$256,426	$—	$(219)	$28	$(222,545)	$5,361	$39,054

See accompanying notes.

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
											Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Other	During the	In	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Note	Stock	Comprehensive	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	(Loss) Income	Stage	Allegro, Inc.	Equity (Deficit)
	(In thousands, except share and per share amounts)

Balance at December 31, 2008 (brought forward)	—	$—	—	$—	32,820,874	$3	$256,426	$—	$(219)	$28	$(222,545)	$5,361	$39,054
Issuance of common stock	—	—	—	—	135,041	—	—	—	—	—	—	—	—
Issuance of common stock and common stock warrants for cash	—	—	—	—	8,107,012	1	18,989	—	—	—	—	—	18,990
Issuance of common stock and common stock warrants for the purchase of noncontrolling interest in Symphony Allegro, Inc.	—	—	—	—	10,000,000	1	36,084	—	—	—	—	—	36,085
Deemed dividend for purchase of noncontrolling interest in Symphony Allegro, Inc.	—	—	—	—	—	—	(61,566)	—	—	—	—	8,626	(52,940)
Issuance of common stock for cash upon exercise of options at a weighted average price of $1.20 per share	—	—	—	—	69,708	—	84	—	—	—	—	—	84
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	439,252	—	599	—	—	—	—	—	599
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	839,469	—	—	—	—	—	—	—	—
Compensation expense related to consultant stock options	—	—	—	—	—	—	53	—	—	—	—	—	53
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	6,860	—	—	—	—	—	6,860
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	183	—	—	—	183
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(36)	—	36	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(29)	—	—	(29)
Net loss	—	—	—	—	—	—	—	—	—	—	(42,078)	(13,987)	(56,065)

Balance at December 31, 2009	—	$—	—	$—	52,411,356	$5	$257,493	$—	$—	$(1)	$(264,623)	$—	$(7,126)

	Alexza Pharmaceuticals, Inc. Stockholders
											Deficit	Noncontrolling
										Other	Accumulated	Interest
	Convertible						Additional	Stockholder	Deferred	Comprehensive	During the	in	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Note	Stock	(Loss)	Development	Symphony	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Income	Stage	Allegro, Inc.	(Deficit) Equity
	(In thousands, except share and per share balances)

Balance at December 31, 2009 (brought forward)	—	$—	—	$—	52,411,356	$5	$257,493	$—	$—	$(1)	$(264,623)	$—	$(7,126)
Issuance of common stock and common stock warrants	—	—	—	—	6,685,183	1	16,351	—	—	—	—	—	16,352
Issuance of common stock warrants	—	—	—	—	—	—	921	—	—	—	—	—	921
Issuance of common stock for cash upon exercise of options at a weighted average price of $1.87 per share	—	—	—	—	114,278	—	215	—	—	—	—	—	215
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	406,207	—	482	—	—	—	—	—	482
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	149,304	—	—	—	—	—	—	—	—
Compensation expense related to consultant stock options	—	—	—	—	—	—	28	—	—	—	—	—	28
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	2,896	—	—	—	—	—	2,896
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	3	—	—	3
Net loss	—	—	—	—	—	—	—	—	—	—	(1,481)	—	(1,481)

Balance at December 31, 2010	—	$—	—	$—	59,766,328	$6	$278,386	$—	$—	$2	$(266,104)	$—	$12,290

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				December 19,
				2000
				(Inception) to
	Year Ended December 31,			December 31,
	2010	2009	2008	2010
	(In thousands)

Cash flows from operating activities:
Net loss	(1,481)	(56,065)	(77,041)	(311,193)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	2,924	7,096	5,092	21,859
Change in fair value of contingent consideration liability	(4,838)	7,983	—	3,145
Extinguishment of officer note receivable	—	—	—	2,300
Issuance of common stock for intellectual property	—	—	—	92
Charge for acquired in-process research and development	—	—	—	3,916
Amortization of assembled workforce	—	—	—	222
Amortization of debt discount and deferred interest	299	29	38	690
Amortization of discount on available-for-sale securities	180	126	(797)	(421)
Write-off of other asset	2,800			2,800
Depreciation	4,557	4,850	5,294	26,166
Loss on disposal of property and equipment	79	43	17	205
Changes in operating assets and liabilities:
Other receivables	1,406	(1,406)	12,055	—
Prepaid expenses and other current assets	(161)	326	247	(959)
Other assets	(71)	—	(24)	(2,696)
Accounts payable	76	(2,223)	(278)	2,652
Accrued clinical trial expense and other accrued liabilities	(410)	(2,715)	111	(326)
Deferred revenues	4,331	(9,514)	(486)	4,331
Other liabilities	(1,099)	(1,678)	701	17,999

Net cash provided by (used in) operating activities	8,592	(53,148)	(55,071)	(229,218)

Cash flows from investing activities:
Purchase of available-for-sale securities	(63,434)	(13,259)	(47,111)	(401,606)
Maturities of available-for-sale securities	41,945	18,158	74,329	374,252
Purchase of available-for-sale securities held by Symphony Allegro, Inc.	—	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	—	16,436	18,131	45,093
Decrease (increase) in restricted cash	—	—	204	(400)
Purchases of property and equipment	(9,178)	(1,189)	(2,732)	(50,524)
Proceeds from disposal of property and equipment	29	—	25	57
Cash paid for merger	—	—	—	(250)

Net cash provided by (used in) investing activities	(30,638)	20,146	42,846	(83,353)

Cash flows from financing activities:
Proceeds from issuance of common stock, common stock warrants and exercise of stock options and stock purchase rights	17,049	19,673	11,173	162,207
Repurchase of common stock	—	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	—	29
Proceeds received from purchase of the noncontrolling interest in Symphony Allegro, Inc.	—	4,882	—	4,882
Proceeds from purchase of non controlling interest by preferred shareholders in Symphony Allegro, Inc., net of fees	—	—	—	47,171
Payment of contingent payment to Symphony Allegro Holdings, LLC	(7,500)			(7,500)
Proceeds from term loans	14,806	—	—	33,738
Payments of term loans	(2,088)	(4,139)	(4,249)	(18,958)

Net cash provided by financing activities	22,267	20,416	6,924	326,242

Net increase (decrease) in cash and cash equivalents	221	(12,586)	(5,301)	13,671

Cash and cash equivalents at beginning of period	13,450	26,036	31,337	0

Cash and cash equivalents at end of period	13,671	13,450	26,036	13,671

Supplemental disclosures of cash flow information
Cash paid for interest	$1,080	$467	$935	$3,732

Non cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$—	$—	$107,194

Issuance of shares and warrants, net of warrant cancellation in conjunction with Symphony Allegro purchase	$—	$36,085	$—	$36,085

Issuance of contingent consideration liability	$—	$16,855	$—	$16,855

Issuance of warrants in conjunction with establishment of Symphony Allegro	$—	$—	$—	$10,708

Issuance of warrants in conjunction with debt issuance	$921	$—	$—	$921

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

The Company is a pharmaceutical development company focused on the research, development, and commercialization of novel proprietary products for the acute treatment of central nervous system conditions. The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, conducting research and development, conducting preclinical studies and clinical trials, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage and operates in one business segment. The Company’s facilities and employees are currently located in the United States.

Basis of Consolidation

The consolidated financial statements include the accounts of Alexza and its wholly-owned subsidiaries. On August 26, 2009, Alexza acquired all of the outstanding equity of Symphony Allegro, Inc. (“Allegro”) (see Note 9). Prior to August 26, 2009, Alexza consolidated the financial results of Allegro, as Allegro was deemed a variable interest entity and Alexza was deemed the primary beneficiary. All significant intercompany balances and transactions have been eliminated.

Registered Direct Equity Issuances

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

In August 2010, the Company issued an aggregate of 6,685,183 shares of its common stock and warrants to purchase up to an additional 3,342,589 shares of its common stock in a registered direct offering. These securities were sold as units with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.5 of a share of common stock, at a purchase price of $2.70 per unit. Net proceeds from the offering were approximately $16.4 million, after deducting placement agents’ commissions and offering expenses. The warrants are exercisable six months after issuance at $3.30 per share and expire five years after August 10, 2010.

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

Unregistered Direct Equity Issuance

On October 5, 2009, the Company issued an aggregate of 8,107,012 shares of its common stock and warrants to purchase up to an additional 7,296,312 shares of its common stock in a private placement. These securities were sold as units with each unit consisting of one share of common stock and a warrant to purchase 0.9 shares of common stock at a purchase price of $2.4325 per unit. The net proceeds, after deducting the payment of a placement agent fee and other offering expenses, were approximately $19.0 million and are classified as equity in the consolidated balance sheets. The warrants are cash or net exercisable for a period of seven years from October 5, 2009 and have an exercise price of $2.77 per share.

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

Equity Financing Facility

On May 26, 2010, the Company obtained a committed equity financing facility under which the Company may sell up to 8,936,550 shares of its common stock to Azimuth Opportunity, Ltd. (“Azimuth”) over a 24-month period pursuant to the terms of a Common Stock Purchase Agreement (the “Purchase Agreement”). The Company is not obligated to utilize any of the facility.

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

Azimuth is not required to purchase any shares at a pre-discounted purchase price below $3.00 per share, and any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on May 20, 2010. As of December 31, 2010, the Company’s stock price was $1.25. The Purchase Agreement will terminate on May 26, 2012. As of December 31, 2010, there have been no sales of common stock under the Purchase Agreement.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Need to Raise Additional Capital

The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. As of December 31, 2010, the Company had cash, cash equivalents and marketable securities of $41.4 million and working capital of $8.0 million. The Company’s operating and capital plans call for cash expenditure to exceed that amount for 2011. The Company plans to raise additional capital to fund its operations, to develop its product candidates and to develop its manufacturing capabilities. Management plans to finance the Company’s operations through the sale of equity securities, debt arrangements or partnership or licensing collaborations. Such funding may not be available or may be on terms which are not favorable to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to continue as a going concern. Based on the Company’s cash, cash equivalents and marketable securities balance at December 31, 2010 and its expected cash usage, management estimates that it has sufficient capital resources to meet its anticipated cash needs into the third quarter of 2011.

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. As of December 31, 2010, the Company classified all of its outstanding financing obligations as a current liability due to this uncertainty.

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

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) by major security type and contingent consideration liability measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

December 31, 2010	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$12,750	$—	$—	$12,750

Available for sale debt securities
Corporate debt securities	$—	$12,997	$—	$12,997
Government-sponsored enterprises		14,781	—	14,781

Total available for sale debt securities	$—	$27,778	$—	$27,778

Total assets	$12,750	$27,778	$—	$40,528

Liabilities
Contingent consideration liability	$—	$—	$12,500	$12,500

Total liabilities	$—	$—	$12,500	$12,500

December 31, 2009	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$10,421	$—	$—	$10,421

Available for sale debt securities
Government-sponsored enterprises	$—	$5,217	$—	$5,217
Corporate debt securities	—	3,500	—	3,500

Total available for sale debt securities	$—	$8,717	$—	$8,717

Total assets	$10,421	$8,717	$—	$19,138

Liabilities
Contingent consideration liability	$—	$—	$24,838	$24,838

Total liabilities	$—	$—	$24,838	$24,838

The Company’s available for sale debt securities are valued utilizing a multi-dimensional relational model. Inputs, listed in approximate order of priority for use when available, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. There have been no transfers between Level 1 and Level 2 measurements during the year ended December 31, 2010, and there were no changes in the Company’s valuation technique.

Contingent consideration liability

In connection with the exercise of the Company’s option to purchase all of the outstanding equity of Allegro, the Company is obligated to make contingent cash payments to the former Allegro stockholders related to certain payments received by the Company from future partnering agreements pertaining to AZ-004/104 (Staccato loxapine) or AZ-002 (Staccato alprazolam) (see Note 9). In order to estimate the fair value of the liability associated with the contingent cash payments, the Company prepared several cash flow scenarios for the three product candidates, AZ-004, AZ-002 and AZ-104, that are subject to the contingent payment obligation. Each potential cash flow scenario consisted of assumptions of the range of estimated milestone and license payments potentially

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable from such partnerships and assumed royalties received from future product sales. Based on these estimates, the Company computed the estimated payments to be made to the former Allegro stockholders. Payments were assumed to terminate upon the expiration of the related patents.

The projected cash flows for AZ-004 in the U.S. and Canada continue to be based on the terms of the agreements with Biovail Laboratories International SRL (“Biovail”) signed in February 2010 and multiple internal product sales forecasts, as the Company expects that any potential partnership agreement for AZ-004 in the U.S. and Canada will have similar terms to that of the Biovail agreements, despite these agreements being terminated in October 2010. The timing and extent of the projected cash flows for AZ-004 outside of the U.S. and Canada, AZ-002 and AZ-104 were based on internal estimates for potential milestones and multiple product royalty scenarios and are also consistent in structure to the Biovail agreements (see Note 9) as the Company expects future partnerships for these product candidates to have similar structures.

The Company then assigned a probability to each of the cash flow scenarios based on several factors, including: the product candidate’s stage of development, preclinical and clinical results, technological risk related to the successful development of the different drug candidates, estimated market size, market risk and potential partnership interest to determine a risk adjusted weighted average cash flow based on all of these scenarios. These probability and risk adjusted weighted average cash flows were then discounted utilizing the Company’s estimated weighted average cost of capital (“WACC”). The Company’s WACC considered the Company’s cash position, competition, risk of substitute products, and risk associated with the financing of the development projects. The Company determined the discount rate to be 18% and applied this rate to the probability adjusted cash flow scenarios.

This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value.

The Company records any changes in the fair value of the contingent consideration liability in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, U.S. Food and Drug Administration (“FDA”) approval or non-approval of the Company’s submissions, the timing and terms of any strategic partnership agreement, the commercial success of AZ-004, AZ-104 or AZ-002 and the discount rate assumption could have a material impact on the fair value of the contingent consideration liability, and as a result, the Company’s results of operations and financial position.

During the year ended December 31, 2010, the Company reduced the fair value of the contingent consideration liability to reflect the reduction in the probability-weighted estimated cash flows from AZ-004 and the timing of receipt of such cash flows, due to (a) the Complete Response Letter (“CRL”) received from the FDA on October 8, 2010 regarding the Company’s New Drug Application (“NDA”) for its AZ-004 product candidate and (b) the termination of the Company’s agreements with Biovail (see Note 9). A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. In December 2010, the Company met with the FDA to discuss the issues identified in the CRL and anticipates filing an amended NDA in July 2011. This reduction in the liability resulted in a decrease in net loss per share of $0.08 for the year ended December 31, 2010.

In February 2010, Biovail paid the Company an upfront $40 million payment for the rights to commercialize AZ-004 in the United States and Canada (see Note 9). The Company in turn paid $7.5 million of the upfront payment to the former Allegro stockholders under the terms of the agreement to purchase all of the outstanding equity of Allegro.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the years ended December 31, 2010 and 2009 (in thousands).

	December 31,
	2010	2009
	(In thousands)

Beginning balance	$24,838	$—
Acquisition date fair value measurement — August 26, 2009	—	16,855
Payments made	(7,500)	—
Adjustments to fair value measurement	(4,838)	7,983

Ending balance	$12,500	$24,838

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

The Company reviews its investments for other than temporary decreases in market value on a quarterly basis. For the years ended December 31, 2010, 2009 and 2008, the Company has not recorded any charges related to other-than-temporary impairments.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated life of the asset, generally three years for computer equipment and five years for manufacturing equipment, laboratory equipment and seven years for furniture.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leasehold improvements are amortized over the estimated useful life or the remaining lease term, whichever is shorter.

Restricted Cash

The Company must maintain a $400,000 letter of credit as security for performance under its facility lease agreement. The letter of credit is secured by a certificate of deposit for the same amount, which is classified as restricted cash, a non-current asset.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Through December 31, 2010, the Company has not recorded an impairment of a long-lived asset.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13.

Revenue has consisted primarily of amounts earned from collaboration agreements and under research grants with the National Institutes of Health. In determining the accounting for collaboration agreements the Company determines if the arrangement represents a single unit of accounting or includes multiple units of accounting. If the arrangement represents a single unit of accounting, the revenue recognition policy and the performance obligation period must be determined, if not already contractually defined, for the entire arrangement. If the arrangement represents separate units of accounting, a revenue recognition policy must be determined for each unit. Revenues for non-refundable upfront license fee payments, where the Company continues to have performance obligations, will be recognized as performance occurs and obligations are completed (see Note 9 for a description of the Company’s collaborations).

The Company’s federal government research grants provided for the reimbursement of qualified expenses for research and development as defined under the terms of each grant. Equipment purchased specifically for grant programs was recorded at cost and depreciated over the grant period. Revenue under grants was recognized when the related qualified research and development expenses were incurred up to the limit of the approval funding amounts. In 2010 the Company recorded $244,000 of grant revenues from the U.S. government’s Qualified Therapeutic Development Program.

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

Comprehensive Income (Loss) Attributable to Alexza Common Stockholders

Comprehensive loss attributable to Alexza common stockholders is comprised of net loss, unrealized gains (losses) on marketable securities and comprehensive loss attributed to noncontrolling interest in Allegro, net of taxes. Total comprehensive loss attributable to Alexza common stockholders for the years ended December 31, 2010, 2009 and 2008 and the period from December 19, 2000 (Inception) to December 31, 2010 is as follows (in thousands):

				Period from
				December 19, 2000
				(Inception) to
	2010	2009	2008	December 31, 2010

Net loss	$(1,481)	$(56,065)	$(77,041)	$(311,193)
Change in unrealized income (loss) on marketable securities, net of taxes	3	(29)	(113)	2

Comprehensive loss	(1,478)	(56,094)	(77,154)	(311,191)
Comprehensive loss attributable to noncontrolling interest in Symphony Allegro. Inc., net of taxes	—	13,987	18,591	45,089

Comprehensive loss attributable to Alexza common stockholders	$(1,478)	$(42,107)	$(58,563)	$(266,102)

Share-Based Compensation

Compensation cost for employee stock options granted prior to January 1, 2006 was accounted for using the option’s intrinsic value. The Company recorded the total valuation of these options as a component of stockholders’ equity (deficit), which was amortized over the vesting period of the applicable option on a straight line basis. During the years ended December 31, 2009 and 2008, the Company reversed $36,000 and $83,000, respectively, of deferred share-based compensation related to unvested options cancelled as a result of employee terminations. As of December 31, 2009, all deferred stock compensation had been recognized.

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

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All share-based payment awards are amortized on a ratable basis over the requisite service periods of the awards, which are generally the vesting periods or, for performance-based options, the expected period during which the performance criteria is expected to be met.

During the year ended December 31, 2010, the Company did not record share-based compensation on performance based stock options and restricted stock units issued pursuant to the 2009-2010 Performance Based Incentive Program, as the vesting of such items is not considered probable.

Stock Options, Stock Purchase Rights and Restricted Stock Units

During the years ended December 31, 2010, 2009 and 2008, the weighted average fair value of the employee stock options granted was $1.86, $1.71 and $3.04, respectively, the weighted average fair value of stock purchase rights granted was $1.97, $2.81 and $2.58, respectively, and the weighted average fair value of restricted stock units granted was $2.54, $2.19 and $4.35, respectively.

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following assumptions:

	2010	2009	2008

Stock Option Plans
Weighted-average expected term	5.0 years	5.0 years	5.0 years
Expected volatility	84%	86%	67%
Risk-free interest rate	2.0%	1.8%	3.1%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Weighted-average expected term	1.93 Years	1.90 Years	1.65 years
Expected volatility	79%	74%	71%
Risk-free interest rate	1.6%	2.6%	2.7%
Dividend yield	0%	0%	0%

Weighted-Average Expected Term  The Company determines the expected term of stock options granted through a combination of the Company’s own historical exercise experience and expected future exercise activities and post-vesting termination behavior. Under the Employee Stock Purchase Plan, the expected term of employee stock purchase plan shares is the weighted average of the purchase periods under each offering period.

Volatility The Company utilizes its historical volatility to determine future volatility for the purpose of determining share-based payments for all options granted.

Risk-Free Interest Rate  The Company utilizes U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options or purchase rights on the respective grant dates to determine its risk-free interest rate.

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

Restricted Stock Units  The estimated fair value of restricted stock unit awards is calculated based on the market price of Alexza’s common stock on the date of grant, reduced by the present value of dividends expected to

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be paid on Alexza common stock prior to vesting of the restricted stock unit. The Company’s estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

As of December 31, 2010, there was $2,885,000, $3,176,000 and $168,000 total unrecognized compensation costs related to non-vested stock option awards, non-vested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 1.68 years, 1.08 years and 1.06 years, respectively.

Recently Issued Accounting Standards

In October 2009, the FASB published Accounting Standards Update (ASU) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”. The revised guidance eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. The adoption of ASU 2009-13 will only affect multiple deliverable arrangements entered into, or materially modified, after January 1, 2011. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its financial position, results of operations and cash flows.

In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition a consensus of the FASB Emerging Issues Task Force.” FASB ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Additional disclosures describing the consideration arrangement and the entity’s accounting policy for recognition of such milestone payments are also required. FASB ASU 2010-17 is effective for fiscal years, and interim periods within such fiscal years, beginning on or after June 15, 2010, with early adoption permitted. The guidance may be applied prospectively to milestones achieved during the period of adoption or retrospectively for all prior periods. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its financial position, results of operations and cash flows.

4.	Net Loss per Share Attributable to Alexza Common Stockholders

Basic and diluted net loss per share attributable to Alexza common stockholders is calculated by dividing the net loss attributable to Alexza common stockholders by the weighted-average number of common shares outstanding for the period less weighted average shares subject to repurchase, of which there were none in 2010, 2009 or 2008. Outstanding stock options, warrants, and unvested restricted stock units are not included in the net loss per share attributable to Alexza common stockholders calculation for the years ended December 31, 2010, 2009 and 2008 as the inclusion of such shares would have had an anti-dilutive effect.

Potentially anti-dilutive securities include the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

Outstanding stock options	4,559	4,570	3,710
Unvested restricted stock units	1,168	706	123
Warrants to purchase common stock	14,290	5,091	2,324

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Cash Equivalents and Marketable Securities

The following table outlines the amortized cost, fair value and unrealized gain/(loss) for the Company’s financial assets by major security type as of December 31, 2010 and 2009 (in thousands):

	Amortized		Unrealized
December 31, 2010	Cost	Fair Value	Gain/(Loss)

Money market funds	$12,750	$12,750	$—
Corporate debt securities	12,994	12,997	3
Government-sponsored enterprises	14,782	14,781	(1)

Total	$40,526	$40,528	$2
Less amounts classified as cash equivalents	$(12,750)	$(12,750)	$—

Total investments	$27,776	$27,778	$2

	Amortized		Unrealized
December 31, 2009	Cost	Fair Value	Gain/(Loss)

Money market funds	$10,421	$10,421	$—
Government-sponsored enterprises	5,218	5,217	(1)
Corporate debt securities	3,500	3,500	—

Total	$19,139	$19,138	$(1)
Less amounts classified as cash equivalents	(12,672)	(12,672)	—

Total investments	$6,467	$6,466	$(1)

As of December 31, 2010, all of the Company’s marketable securities have a maturity of less than one year.

6.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Lab equipment	$10,862	$11,702
Manufacturing equipment	8,606	$4,240
Computer equipment and software	4,798	4,755
Furniture	1,025	1,060
Leasehold improvements	19,759	19,255

	45,050	41,012
Less: accumulated depreciation	(20,689)	(17,414)

	$24,361	$23,598

Property and equipment also includes equipment that secures the Company’s equipment financing agreements of $4,764,000 and $7,813,000 at December 31, 2010 and 2009, respectively. Accumulated depreciation related to assets under the equipment financing loans was $3,705,000 and $5,498,000 at December 31, 2010 and 2009, respectively. Depreciation of property and equipment under equipment financing agreements is included in depreciation expense in the statement of cash flows.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Accrued compensation	$1,557	$2,174
Accrued professional fees	798	630
Other	803	677

	3,158	3,481

8.	Commitments

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

Term Loan Agreements

Hercules Technology Growth Capital

In May 2010, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). Under the terms of the Loan Agreement, the Company borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14% and issued to Hercules a secured term promissory note evidencing the loan. The Company made interest only payments for the initial eight months following which the loan will be repaid in 33 equal monthly installments. The Company believes the amortized book value represents the approximate fair value of the outstanding debt.

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

Autoliv ASP, Inc.

In June 2010, in return for transfer to the Company of all right, title and interest in a production line for the commercial manufacture of chemical heat packages completed or to be completed by Autoliv ASP, Inc (“Autoliv”) on behalf of the Company, the Company paid Autoliv $4 million in cash and issued Autoliv a $4 million unsecured

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

promissory note. In February 2011, the Company entered into an agreement to amend the terms of the unsecured promissory note. Under the terms of that amendment, the original $4 million note was cancelled and a new unsecured promissory note was issued with a reduced principal amount of $2.8 million (the “New Note”).

The New Note bears interest beginning on January 1, 2011 at 8% per annum and will be paid in 48 consecutive and equal installments of approximately $67,900. The Company believes the amortized book value represents the approximate fair value of the outstanding debt.

Future scheduled principal payments under the equipment financing agreements and the term loan agreements as of December 31, 2010 are as follows (in thousands):

	Equipment
	Financing	Loan
	Obligations	Agreements	Total

2011	$427	$5,407	$5,834
2012	—	6,396	6,396
2013	—	6,082	6,082
2014	—	1,115	1,115
Thereafter	—	—	—

Total	$427	$19,000	$19,427

Operating Leases

The Company leases two buildings in Mountain View, California, which the Company began to occupy in the fourth quarter of 2007. Certain of these arrangements have free or escalating rent payment provisions. The Company recognizes rental expense on the facility on a straight line basis over the initial term of the lease. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. The lease for both facilities expires on March 31, 2018, and the Company has two options to extend the lease for five years each.

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

In May 2008, the Company entered into an agreement to sublease a portion of its Mountain View facility. The sublease agreement, as amended, expires on April 30, 2011, at which time it will convert to a month-to-month lease.

In January 2010, the Company entered into an agreement to sublease an additional portion of its Mountain View facility from March 1, 2010 through February 28, 2014. The sublessee has an option to extend the lease agreement for 12 months and a second option to extend the lease agreement an additional 37 months. If the sublessee exercises these options, the rent will be at fair market rates at the time the option is exercised. In the year ended December 31, 2010, the Company recorded a charge of $1,144,000 to record the excess of the lease payments made by the Company and the cash receipts generated from the sublease over the life of the sublease.

In August 2010, the Company entered into an agreement to sublease approximately 2,500 square feet of the Company’s premises to Cypress Bioscience, Inc. (“Cypress”) and to provide certain administrative, facility and information technology support for a period of 12 months for $11,000 per month. After 12 months, the space will be leased on a month-to-month basis.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s recurring losses from operations and its need for additional capital raise substantial doubt about its ability to continue as a going concern, and as a result, the Company has classified all of its financing obligations as current. If this substantial doubt is removed in future periods, the Company will reclassify the financing obligations between current and non-current. Future minimum lease payments under non-cancelable operating leases, net of sublease income, at December 31, 2010 were as follows (in thousands):

	Lease	Sublease	Net
	Payments	Receipts	Payments

2011	$5,138	$(566)	$4,572
2012	5,263	(438)	4,825
2013	4,919	(451)	4,468
2014	4,934	(75)	4,859
2015	4,723	—	4,723
Thereafter	11,135	—	11,135

Total minimum payments	$36,112	$(1,530)	$34,582

Rental expense, net of sublease income, was $4,169,000, $3,050,000, $4,778,000 and $23,140,000, for the years ended December 31, 2010, 2009, 2008 and, for the period from December 19, 2000 (inception) to December 31, 2010, respectively. Rental income from the sublease agreements was $1,037,000, $656,000, $430,000, and $2,248,000 for the years ended December 31, 2010, 2009, 2008 and, for the period from December 19, 2000 (inception) to December 31, 2010, respectively.

Manufacturing and Supply Agreement

On November 2, 2007, the Company entered into a Manufacturing and Supply Agreement (the “Manufacture Agreement”) with Autoliv relating to the commercial supply of chemical heat packages that can be incorporated into the Company’s Staccato device (the “Chemical Heat Packages”). Autoliv had developed these Chemical Heat Packages for the Company pursuant to a development agreement between Autoliv and the Company. Under the terms of the Manufacture Agreement, Autoliv agreed to develop a manufacturing line capable of producing 10 million Chemical Heat Packages a year.

In June 2010 and February 2011, the Company entered into agreements to amend the terms of the Manufacture Agreement (together the “Amendments”). Under the terms of the first of the Amendments, the Company paid Autoliv $4 million and issued Autoliv a $4 million unsecured promissory note in return for a production line for the commercial manufacture of Chemical Heat Packages. Each production line is comprised of two identical and self sustaining “cells,” and the first such cell was completed, installed and qualified in connection with such Amendment. Under the terms of the Second Amendment, the original $4 million note was cancelled and the New Note was issued with a reduced principal amount of $2.8 million, and production on the second cell ceased. The New Note is payable in 48 equal monthly installments of approximately $67,900 and we have paid the first two such installments. In the event that the Company requests completion of the second cell of the first production line for the commercial manufacture of Chemical Heat Packages, Autoliv will complete, install and fully qualify such second cell for a cost to the Company of $1.2 million and Autoliv will transfer ownership of such cell to the Company upon the payment in full of such $1.2 million and the New Note.

The provisions of the Amendments supersede (a) the Company’s obligation set forth in the Manufacture Agreement to reimburse Autoliv for certain expenses related to the equipment and tooling used in production and testing of the Chemical Heat Packages in an amount of up to $12 million upon the earliest of December 31, 2011, 60 days after the termination of the Manufacture Agreement or 60 days after approval by the FDA of an NDA filed by the Company, and (b) the obligation of Autoliv to transfer possession of such equipment and tooling.

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

9.	License Agreements

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

Prior to the completion of the acquisition of all of the outstanding equity of Allegro pursuant to the amended Purchase Option, the Company had concluded that Allegro was by design a variable interest entity. The noncontrolling interest in Allegro represented an equity investment by the Allegro Investors in Allegro of $50,000,000 reduced by $10,708,000 for the value of the Purchase Option, and by $2,829,000 for a structuring

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fee and related expenses that the Company paid to Symphony Capital in connection with the closing of the Allegro transaction, resulting in the recording of a net noncontrolling interest of $36,463,000 on the effective date. The Company charged the losses incurred by Allegro, prior to August 26, 2009, to the noncontrolling interest in the determination of the net loss attributable to the Alexza common stockholders in the consolidated statements of operations, and the Company also reduced the noncontrolling interest in the consolidated balance sheets by Allegro’s losses. For the years ended December 31, 2009 and 2008, and the period from December 19, 2000 (inception) to December 31, 2009, the net losses of Allegro charged to the noncontrolling interest were $13,987,000, $18,591,000, and $45,089,000 respectively.

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

In January 2009, the Company and Endo mutually agreed to terminate the license agreement, with all rights to AZ-003 reverting back to the Company. The Company’s obligations under the license agreement were fulfilled upon the termination of the agreement, and the Company recognized the remaining deferred revenue of $9,514,000 in 2009.

Biovail Laboratories International SRL

In February 2010, the Company entered into a collaboration and license agreement and a manufacture and supply agreement, (together the “collaboration”), with Biovail, for the commercialization of AZ-004 for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication for the rapid treatment of agitation in schizophrenia and bipolar disorder patients. On October 18, 2010, Biovail notified the Company of its intention to terminate the collaboration. Upon the termination, the Company reacquired the U.S. and Canadian rights to its AZ-004 product candidate licensed to Biovail pursuant to the collaboration. Neither the Company nor Biovail incurred any early termination penalties in connection with the termination of the collaboration. Under the terms of the collaboration, Biovail paid the Company a non-refundable upfront fee of $40 million that was recognized as revenue in the year ended December 31, 2010.

Cypress Bioscience, Inc.

On August 25, 2010, the Company entered into a license and development agreement (the “Cypress Agreement”) with Cypress for Staccato nicotine. According to the terms of the Cypress Agreement, Cypress paid the Company a non-refundable upfront payment of $5 million to acquire the worldwide license for the Staccato nicotine technology.

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

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cypress has the responsibility for preclinical, clinical and regulatory aspects of the development of Staccato nicotine, along with the commercialization of the product. Cypress will pay the Company a total of $3.9 million in research and development funding for the Company’s efforts to execute a development plan culminating with the delivery of clinical trial materials for a Phase 1 study with Staccato nicotine. The Company received $2.0 million of these payments in 2010. In January 2011, Cypress was acquired by Ramius Value and Opportunity Advisors LLC, Royalty Pharma US Partner, LP, Royalty Pharma US Partners 2008, LP and RP Investment Corp. The Company does not know what, if any, impact this will have on the partnership.

Additionally, Cypress and the Company entered into an agreement to sublease approximately 2,500 square feet of the Company’s premises and to provide certain administrative, facility and information technology support for a period of 12 months for $11,000 per month. Beginning in September 2011, the space will be leased on a month-to-month basis.

For revenue recognition purposes, the Company viewed the Cypress Agreement as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluates whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items exist. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company was unable to allocate a fair value to the each of the deliverables outlined in the agreement and therefore accounted for the deliverables as a single unit of accounting. The Company has begun to deliver all elements of the arrangement and is recognizing revenue ratably over the estimated performance period of the agreement. Amounts received prior to amounts earned as revenues are classified as deferred revenues in the balance sheet.

10.	Warrants

In March 2002, in connection with an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 21,429 shares of Series B preferred stock at a per share price of $1.40. The warrants expire on April 8, 2013. The Company recorded a deferred financing cost of $27,000 related to the issuance of these warrants. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.40, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and a risk-free interest rate of 4.61%. The estimated fair value of the warrants is recorded as debt discount. This amount was amortized to interest expense over the commitment term of the equipment financing agreement. In 2006, the warrants were converted into warrants to purchase 4,116 shares of common stock at a price of $7.29 per share. As of December 31, 2010, these warrants remained outstanding and exercisable.

In January and September 2003, in connection with the modifications of an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 24,058 and 19,247 shares of Series C preferred stock, respectively, at a per share price of $1.56. The warrants expire on April 8, 2013. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.56, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and risk-free interest rate of 4.05% and 4.45%, respectively. The estimated fair values of the warrants issued in January and September of $35,000 and $27,000, respectively, were recorded as debt discount and were amortized to interest expense over the remaining commitment term of the financing agreement. In 2006, these warrants were converted into warrants to purchase 4,852 shares and 3,882 shares of common stock, respectively, both at a price of $7.74 shares. As of December 31, 2010, both of these warrants remained outstanding and exercisable.

In March 2004, in connection with the modifications of an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 14,232 shares of Series C preferred stock at a

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per share price of $1.56. The warrants expire on April 8, 2013. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.56, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and risk-free interest rate of 4.35%. The estimated fair value of $20,000 was recorded as debt discount and amortized to interest expense over the remaining commitment term of the financing agreement. In 2006, these warrants were converted into a warrant to purchase 2,870 shares of common stock at a price of $7.74. As of December 31, 2010, these warrants remained outstanding and exercisable.

In December 2006, in connection with the Allegro transaction (see Note 9), the Company issued to Holdings a five-year warrant to purchase 2,000,000 shares of the Company’s common stock at $9.91 per share. The warrants issued upon closing were assigned a value of $10.7 million in accordance with the Black-Scholes option valuation methodology assuming an exercise price of $9.91, an expected volatility of 80%, an expected life of 5 years, an expected dividend yield of 0% and risk-free interest rate of 4.45%. This fair value has been recorded as a reduction to the noncontrolling interest in Allegro. In August 2009, this warrant was cancelled in conjunction with the Company’s purchase of Allegro.

In March 2008, in connection with the registered direct equity issuance to Bio*One described in Note 1, the Company issued a warrant to Bio*One to purchase up to 375,000 of additional shares of Alexza common stock at a purchase price per share of $8.00. As outlined in the agreement, the warrant was subject to the same price adjustment as the common stock sale, and effective January 1, 2009 the warrant was adjusted to purchase 415,522 shares at a purchase price of $7.22 per share. The Company committed to initiate and maintain manufacturing operations in Singapore, and the warrant was to become exercisable only if the Company terminates operations in Singapore or does not achieve certain performance milestones. The warrant has a maximum term of 5 years. Net proceeds from the sale of the stock and warrant were approximately $9.84 million after deducting offering expenses. In December 2008, the Company did not meet its defined performance milestone, and as a result the warrant became fully exercisable. At December 31, 2010, this warrant remained outstanding and exercisable.

In August 2009, in connection with the acquisition of Allegro (See Note 9) the Company issued five year warrants to the Allegro Investors to purchase 5,000,000 shares of Alexza common stock at a price per share of $2.26. At December 31, 2010, the warrants remained outstanding and exercisable.

In October 2009, in conjunction with a private equity issuance (see Note 1), the Company issued seven year warrants to purchase an aggregate of 7,296,312 shares of its common stock with an exercise price per share of $2.77. The warrants are cash or net exercisable for a period of seven years from October 5, 2009 and have an exercise price of $2.77 per share. The Company granted to the investors certain registration rights related to the shares of common stock underlying the warrants. The Company filed with the SEC a registration statement covering the resale of these shares, and the SEC declared such registration statement effective on October 27, 2009. The Company also agreed to other customary obligations regarding registration, including indemnification and maintenance of the registration statement. At December 31, 2010, these warrants remained outstanding and exercisable.

In May 2010, in conjunction with the Loan Agreement with Hercules, the Company issued to Hercules a five-year warrant to purchase 376,394 shares of the Company’s common stock at a price of $2.69 per share. The warrant is immediately exercisable and expires in May 2015. At December 31, 2010, this warrant remained outstanding and exercisable.

In August 2010, the Company issued an aggregate of 6,685,183 shares of its common stock and warrants to purchase up to an additional 3,342,589 shares of its common stock in a registered direct offering. These securities were sold as units with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.5 of a share of common stock, at a purchase price of $2.70 per unit. The warrants are exercisable six months after issuance at $3.30 per share and expire five years after August 2010. At December 31, 2010, these warrants remained outstanding.

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

Stock options issued under the 2005 Plan generally vest over 4 years, vesting is generally based on service time, and have a maximum contractual term of 10 years. Restricted stock units granted to employees under the 2005 Plan generally vest over a four-year period from the grant date or upon completion of certain performance milestones. Restricted stock units granted to non-employee directors, which are granted in lieu of paying director fees in cash, generally vest one year after the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest.

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

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price

Balance as of December 31, 2002	423,187	$0.61
Options granted	703,486	$1.10
Options exercised	(74,904)	$0.60
Options forfeited	(50,092)	$0.57

Balance as of December 31, 2003	1,001,677	$0.95
Options granted	893,952	$1.10
Options exercised	(100,192)	$0.74
Options forfeited	(132,641)	$1.08

Balance as of December 31, 2004	1,662,796	$1.04
Options granted	824,035	$2.86
Options exercised	(380,501)	$0.94
Options forfeited	(98,310)	$1.08

Balance as of December 31, 2005	2,008,020	$1.80
Options granted	848,075	$7.71
Options exercised	(160,662)	$1.28
Options forfeited	(82,938)	$2.00
Options cancelled	(1,453)	$8.64

Balance as of December 31, 2006	2,611,042	$5.23
Options granted	1,054,656	$9.10
Options exercised	(204,423)	$2.11
Options forfeited	(249,536)	$6.98
Options cancelled	(4,875)	$6.60

Balance as of December 31, 2007	3,206,864	$6.56
Options granted	1,472,171	$5.26
Options exercised	(104,428)	$1.55
Options forfeited	(190,284)	$7.20
Options cancelled	(200,975)	$7.81

Balance as of December 31, 2008	4,183,348	$6.14
Options granted	1,394,632	$2.48
Options exercised	(69,708)	$1.20
Options forfeited	(422,118)	$5.79
Options cancelled	(345,655)	$6.08

Balance as of December 31, 2009	4,740,499	$5.17
Options granted	425,071	$2.77
Options exercised	(114,278)	$1.87
Options forfeited	(113,551)	$6.33
Options cancelled	(419,085)	$8.18

Balance as of December 31, 2010	4,518,656	$4.72

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price

Options exercisable at:
December 31, 2008	1,950,662	$6.02
December 31, 2009	2,865,898	$5.71
December 31, 2010	3,219,369	$5.25

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $141,000, $80,000 and $463,000, respectively. None of the Company’s options have expired.

On January 21, 2011, the Company launched a voluntary employee stock option exchange program (the “Exchange Program”) to permit the Company’s eligible employees to exchange some or all of their outstanding options to purchase the Company’s common stock with an exercise price greater than or equal to $2.37 per share, whether vested or unvested, for a lesser number of new stock options. See Note 15.

Information regarding the stock options outstanding at December 31, 2010 is summarized below:

	Outstanding			Exercisable
		Remaining			Remaining
		Contractual	Aggregate		Contractual	Aggregate
	Number	Life	Intrinsic	Number	Life	Intrinsic
Exercise Price	of Shares	(In Years)	Value	of Shares	(In Years)	Value

$1.10 — 1.38	454,744	3.96	$46,000	454,744	3.96	$46,000
1.69 — 2.37	738,718	8.65	—	275,263	8.19	—
2.38 — 2.81	708,923	8.64	—	402,556	8.11	—
2.90 — 4.24	358,599	7.89	—	170,322	7.09	—
4.35 — 4.35	464,600	7.52	—	279,318	7.52	—
4.41 — 7.20	575,632	6.34	—	487,862	6.16	—
7.30 — 7.90	111,724	6.75	—	101,272	6.73	—
8.00 — 8.00	575,457	3.56	—	575,457	3.56	—
8.01 — 11.70	530,259	6.36	—	472,575	6.33	—

	4,518,656	6.74	$46,000	3,219,369	6.01	$46,000

The intrinsic value is calculated as the difference between the market value as of December 31, 2010 and the exercise price of the shares. The market value as of December 31, 2010 was $1.25 as reported by The NASDAQ Stock Market.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information with respect to unvested share units (restricted stock units) as of December 31, 2010 is as follows:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Outstanding at January 1, 2006	—	$—
Granted	34,680	7.00
Released	—	—
Forfeited	(600)	7.00

Outstanding at December 31, 2006	34,080	7.00
Granted	74,575	8.89
Released	(8,245)	7.00
Forfeited	(7,285)	7.71

Outstanding at December 31, 2007	93,125	8.42
Granted	112,423	4.35
Released	(23,443)	8.33
Forfeited	(10,151)	7.00

Outstanding at December 31, 2008	171,954	5.86
Granted	965,643	2.19
Released	(839,469)	2.31
Forfeited	(101,858)	4.03

Outstanding at December 31, 2009	196,270	3.90
Granted	1,445,284	2.54
Released	(149,304)	2.55
Forfeited	(90,313)	3.06

Outstanding at December 31, 2010	1,401,937	2.60

The total intrinsic value of restricted stock units released during the years ended December 31, 2010, 2009 and 2008 was $380,000, $1,898,000 and $131,000, respectively.

The Company authorized shares of common stock for issuance under the Plans as follows.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year	Number of Shares

2001	363,636
2002	770,732
2003	454,545
2004	1,000,000
2005	25,544
2006	1,327,990
2007	676,386
2008	2,174,840
2009	656,417
2010	1,037,500

As of December 31, 2010, 149,273 and 175,000 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.

On January 1, 2011 an additional 1,000,000 and 75,000 shares were authorized for issuance under the evergreen provisions of the 2005 Plan and the Directors’ Plan, respectively.

2005 Employee Stock Purchase Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”) and authorized for issuance thereunder 500,000 shares of common stock. The ESPP allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of a fixed offering period, generally twenty-four months with four purchase periods within each offering period. Purchases are generally made on the last trading day of each October and April. Employees purchase shares at each purchase date at 85% of the market value of our common stock on their enrollment date or the end of the purchase period, whichever price is lower. The Company issued 406,207, 439,252 and 305,146 shares at weighted average prices of $1.19, $1.36 and $3.84, during the years ended December 31, 2010, 2009, and 2008, respectively.

The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On each of January 1, 2010, 2009 and 2008 an additional 250,000 shares, respectively, were reserved for issuance under this provision. At December 31, 2010, 36 shares were available for issuance under the ESPP.

On January 1, 2011 an additional 250,000 shares were reserved for issuance under the ESPP.

12.	Restructuring Charges

In January 2009, the Company restructured its operations to focus its efforts on the continued rapid development of its AZ-004 (Staccato loxapine) product candidate. The restructuring included a workforce reduction of 50 employees, representing approximately 33% of the Company’s total workforce and was completed in the second quarter of 2009. The Company incurred $2,037,000 of restructuring expenses related to employee severance and other termination benefits, including a non-cash charge of $56,000 related to modifications to share-

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based awards, and does not expect to incur any additional expenses related to this restructuring in future periods. As of December 31, 2010 and 2009, the Company had no outstanding amounts due related to the restructuring.

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

The reported amount of income tax expense attributable to operations for the year differs from the amount that would result from applying domestic federal statutory tax rates to loss before income taxes from operations as summarized below (in thousands):

	Year Ended December 31,
	2010	2009	2008

Federal tax benefit at statutory rate	$(525)	$(14,307)	$(19,873)
State tax benefit net of federal effect	(90)	(2,385)	(3,402)
Research and development credits	(1,502)	(2,537)	(2,693)
Other permanent differences	13	(31)	19
Share-based compensation	1,296	1,112	1,450
Adjustment to basis in subsidiary	(1,927)	3,180	—
Change in valuation allowance	2,740	14,662	24,567
Other	(5)	306	(68)

Total	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The deferred tax assets were calculated using an effective tax rate of 40%. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009

Federal and state net operating loss carryforwards	$90,114	$79,479
Federal and state research and development credit carryforwards	13,331	11,840
Accrued liabilities	8,008	9,410
Capitalized research and development costs	16,142	25,675
Other	1,695	49

Total deferred tax assets	129,290	126,453
Valuation allowance	(129,290)	(126,453)

Net deferred tax assets	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the timing, likelihood

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance increased by approximately $2,837,000, $31,798,000 and $25,252,000 during the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010 the Company had federal net operating loss carryforwards of approximately $228,357,000. The Company also had federal research and development tax credit carryforwards of approximately $8,836,000. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2021, if not utilized.

As of December 31, 2010, the Company had state net operating loss carryforwards of approximately $223,278,000, which will begin to expire in 2011. The Company also had state research and development tax credit carryforwards of approximately $4,495,000, which have no expiration.

As of December 31, 2010, approximately $555,000 of deferred tax assets is attributable to certain employee stock option deductions and the federal and state net operating loss carryforward has been adjusted accordingly. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

Utilization of the net operating loss carryforwards and credits may be subject to an annual limitation with substantial effect, due to the ownership change limitations provided by the Internal Revenue Code that are applicable if the Company experiences an “ownership change”. That may occur, for example, as a result of trading in the Company’s stock by institutional investors.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$2,246
Additions based on tax positions taken during a prior period	—
Reductions based on tax positions taken during a prior period	(1,067)
Additions based on tax positions taken during the current period	401
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2008	$1,580
Additions based on tax positions taken during a prior period	645
Reductions based on tax positions taken during a prior period	—
Additions based on tax positions taken during the current period	385
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2009	$2,610
Additions based on tax positions taken during a prior period	46
Reductions based on tax positions taken during a prior period
Additions based on tax positions taken during the current period	302
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2010	$2,958

If the Company eventually is able to recognize these uncertain tax positions, most of the unrecognized tax benefits would reduce the effective tax rate.

The Company has not incurred any material tax interest or penalties as of December 31, 2010. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various states jurisdictions. We are currently under a Limited Issue Focus Examination by the Internal Revenue Service (IRS), for the year ended 2008. There are no other ongoing examinations by taxing authorities at this time. The Company’s various tax years starting with 2000 to 2010 remain open in various taxing jurisdictions.

15.	Subsequent Events

Employee Stock Option Exchange Program

On January 21, 2011, the Company launched a voluntary employee stock option exchange program (the “Exchange Program”) to permit the Company’s eligible employees to exchange some or all of their outstanding options to purchase the Company’s common stock with an exercise price greater than or equal to $2.37 per share, whether vested or unvested, for a lesser number of new stock options.

In accordance with the terms and conditions of the Exchange Program, on February 22, 2011 (the “Grant Date”), the Company accepted outstanding options to purchase an aggregate of 2,128,430 shares of the Company’s common stock, with exercise prices ranging from $2.38 to $11.70, and issued, in exchange, an aggregate of 808,896

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

new stock options with an exercise price of $1.23. The new stock options will vest 33% on February 22, 2012 with the balance of the shares vesting in a series of twenty-four successive equal monthly installments thereafter, and have a term of five years. The exchange resulted in a decrease in the Company’s common stock subject to outstanding stock options by 1,319,534 shares, which increased the number of shares available to be issued under the 2005 Plan.

16.	Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

	Quarter Ended
	March 31	June 30	September 30	December 31

Fiscal 2010
Revenues	$—	$—	$744	$42,132
Profit (loss) from operations	(12,616)	(12,102)	(8,520)	28,586
Net income (loss )	(13,412)	(12,893)	(591)	25,415
Net loss attributable to Alexza common stockholders	(13,412)	(12,893)	(591)	25,415
Basic net loss per share attributable to Alexza common stockholders	(0.26)	(0.24)	(0.01)	0.43
Diluted net loss per share attributable to Alexza common stockholders	(0.26)	(0.24)	(0.01)	0.42
Fiscal 2009
Revenues	$9,514	$—	$—	$—
Loss from operations	(6,843)	(16,835)	(13,007)	(11,022)
Net loss	(6,904)	(16,969)	(12,425)	(19,767)
Net loss attributable to Alexza common stockholders	(1,714)	(9,740)	(72,423)	(19,767)
Basic and diluted net loss per share attributable to Alexza common stockholders	(0.05)	(0.29)	(1.95)	(0.39)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2010, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Our independent registered public accounting firm, Ernst &Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on the effectiveness of our internal control over financial reporting. Their report on the audit of internal control over financial reporting appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alexza Pharmaceuticals, Inc.

We have audited Alexza Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alexza Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alexza Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alexza Pharmaceuticals, Inc. (a development stage company) as of December 31, 2010 and December 31, 2009 and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010 and for the period from December 19, 2000 (inception) to December 31, 2010 and our report dated March 15, 2011 expressed an unqualified opinion that included an explanatory paragraph regarding Alexza Pharmaceutical, Inc.’s ability to continue as a going concern.

/s/  Ernst & Young LLP
Ernst & Young LLP

Palo Alto, California
March 15, 2011

Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item concerning our directors is incorporated by reference to the information to be set forth in the sections entitled “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2010, or the Proxy Statement. The information required by this Item concerning our executive officers is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled “Executive Officers.” The information required by this item concerning compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics, the procedures by which security holders may recommend nominees for our board of directors and certain information related to our Audit and Ethics Committee is incorporated by reference to the information to be set forth in the sections entitled “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the information to be set forth in the sections entitled “Executive Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to stock ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans are incorporated by reference to the information to be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Securities Authorized For Issuance Under Equity Compensation Plans

We maintain the 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Non-Employee Directors’ Stock Option Plan (the “Director’s Plan”) and 2005 Employee Stock Purchase Plan (the “ESPP”) pursuant to which we may grant equity awards to eligible persons.

The following table gives information about equity awards under our 2005 Equity Incentive Plan, 2005 Non-Employee Directors’ Stock Option Plan and 2005 Employee Stock Purchase Plan as of December 31, 2010:

	(a)	(b)	(c)
	Number of Securities	Weighted- Average	Number of Securities Remaining
	to be Issued upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	5,920,593	$3.60	324,309	(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	5,920,593	3.60	324,309

(1)	The 2005 Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 2005 Plan will increase by a number equal to the lesser of (i) 1,000,000 shares, (ii) 2% of the outstanding shares on December 31 of the preceding calendar year, or (iii) an amount determined by our Board.

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

(2)	Of these shares, 149,273 shares remained available as of December 31, 2010 under the 2005 Plan, 175,000 shares under the Director’s Plan and 36 under the ESPP.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required in this Item 13 is incorporated by reference to the information to be set forth in the sections entitled “Certain Relationships and Related Transactions and Director Independence” and “Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the information to be set forth in the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

See Index to Financial Statements under Item 8 on page 61

(a) 2. Financial Statement Schedules

All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a) 3. Exhibits

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.5		Restated Certificate of Incorporation(1)
3.7		Amended and Restated Bylaws(1)
3.8		Amendment to Amended and Restated Bylaws(5)
4.1		Specimen Common Stock Certificate(1)
4.2		Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
10.1		Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(9)*
10.2		Form of Change of Control Agreement*(15)
10.3		2005 Equity Incentive Plan(7)*
10.4		Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)*
10.5		2005 Non-Employee Directors’ Stock Option Plan(1)
10.6		Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10.7		2005 Employee Stock Purchase Plan(1)*
10.8		Form of Offering Document to 2005 Employee Stock Purchase Plan(1)*
10.9		Development Agreement between Registrant and Autoliv ASP, Inc. dated October 3, 2005(1)
10.10		Master Security Agreement between Registrant and General Electric Capital Corporation dated May 17, 2005, as amended on May 18, 2005(1)
10.11		Promissory Note between Registrant and General Electric Capital Corporation dated June 15, 2005(1)
10.12		Promissory Note between Registrant and General Electric Capital Corporation dated August 24, 2005(1)
10.13		Warrant to Purchase shares of Series B Preferred Stock issued to Silicon Valley Bank dated March 20, 2002(1)
10.14		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated January 7, 2003, as amended on March 4, 2003(1)
10.15		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 19, 2003(1)
10.16		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated April 7, 2004(1)
10.17		Lease Agreement between the Brittania, LLC and Registrant dated August 25, 2006(2)
10.18		First Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated May 4, 2007(3)
10	.19†	Second Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated August 28, 2007(4)
10	.20†	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007(5)
10.21		Offer Letter between Registrant and Michael Simms, dated January 23, 2008(5)
10.22		Stock and Warrant Purchase Agreement between Registrant and Biomedical Investment Fund Pte Ltd., dated March 26, 2008(6)
10.23		Warrant to Purchase shares of Common Stock issued to Biomedical Investment Fund Pte Ltd. dated March 27, 2008(6)
10.24		Form of Notice of Grant of Award and Stock Unit Award Agreement to 2005 Equity Incentive Plan(15)
10.25		2009-2010 Performance Based Incentive Program*(10)
10.26		Amended and Restated Purchase Option Agreement by and among Registrant, Symphony Allegro Holdings LLC and Symphony Allegro, Inc. dated June 15, 2009*(11)

Exhibit
Number		Description of Document

10.27		Warrant Purchase Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(11)
10.28		Amended and Restated Registration Rights Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(11)
10.29		Form of Amendment to Change of Control Agreement*(12)
10.30		Form of Warrants to Purchase Shares of Common Stock, dated August 26, 2009(13)
10.31		Letter Agreement among Registrant, Symphony Allegro Holdings LLC, Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC, dated August 26, 2009(13)
10.32		Securities Purchase Agreement by and among Registrant and the purchasers identified therein, dated September 29, 2009(14)
10.33		Form of Warrants to Purchase shares of Common Stock, dated October 5, 2009(14)
10	.34†	Collaboration and License Agreement between Registrant and Biovail Laboratories International SRL dated February 9, 2010(16)
10	.35†	Manufacture and Supply Agreement between Registrant and Biovail Laboratories International SRL dated February 9, 2010(16)
10.36		Loan and Security Agreement between Registrant and Hercules Technology Growth Capital, Inc. dated May 4, 2010(17)
10.37		Warrant issued by Registrant to Hercules Technology Growth Capital, Inc. dated May 4, 2010(17)
10.38		Common Stock Purchase Agreement between Registrant and Azimuth Opportunity Ltd. dated May 26, 2010(18)
10	.39†	Amendment No. 1 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated June 30, 2010(17)
10.40		Promissory Note issued by Registrant to Autoliv ASP, Inc. dated June 30, 2010(17)
10	.41*	Form of RSU Agreement between Registrant and each of Thomas B. King, August J. Moretti, James V. Casella and Michael J. Simms dated May 19, 2010(19)
10.42		Amendment No. 1 to Loan and Security Agreement between Registrant and Hercules Technology Growth Capital, Inc. dated September 20, 2010(20)
10.43		Form of Warrant to Purchase Shares of Common Stock dated August 10, 2010(21)
10.44		Amendment to 2005 Non Employee Directors’ Option Plan(20)
10	.45◆	2011 Cash Bonus Plan
10	.46◆††	Amendment No. 2 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated February 15, 2011
10	.47◆	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated February 15, 2011
10.48		Form of Notice of Grant of Stock Options to 2005 Equity Incentive Plan(22)*
10.49		Form of Option Agreement to 2005 Equity Incentive Plan(22)*
10.50		Form of Option Agreement to 2005 Equity Incentive Plan(22)*
14.1		Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)
21	.1◆	Subsidiaries of Registrant
23	.1◆	Consent of Independent Registered Public Accounting Firm
24	.1◆	Power of Attorney included on the signature pages hereto
31	.1◆	Section 302 Certification of CEO.
31	.2◆	Section 302 Certification of CFO.
32	.1◆	Section 906 Certifications of CEO and CFO.

*	Management contract or compensation plan or arrangement.

◆	Filed herein

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

††	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007.

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(6)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(7)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 30, 2008.

(8)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 14, 2008.

(9)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on June 5, 2006.

(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 24, 2009.

(11)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on June 26, 2009.

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 5, 2009.

(13)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 26, 2009.

(14)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 30, 2009.

(15)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 10, 2009.

(16)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 9, 2010.

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on July 26, 2010.

(18)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 26, 2010.

(19)	Incorporated by reference to our Quarterly Report on Form 10-Q/A (File No. 000-51820) as filed with the SEC on July 28, 2010.

(20)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 9, 2010.

(21)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 5, 2010.

(22)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 22, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXZA PHARMACEUTICALS, INC.

By:	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

Dated: March 15, 2011

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

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2011.

Signature	Title

/s/ THOMAS B. KING Thomas B. King	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ AUGUST J. MORETTI August J. Moretti	Senior Vice President, Chief Financial Officer, General Counsel and Secretary (Principal Financial Officer)

/s/ MARK K. OKI Mark K. Oki	Vice President, Finance and Controller (Principal Accounting Officer)

/s/ HAL V. BARRON Hal V. Barron	Director

/s/ ANDREW L. BUSSER Andrew L. Busser	Director

/s/ SAMUEL D. COLELLA Samuel D. Colella	Director

/s/ ALAN D. FRAZIER Alan D. Frazier	Director

Signature	Title

Deepika R. Pakianathan	Director

J. Leighton Read	Director

/s/ GORDON RINGOLD Gordon Ringold	Director

/s/ ISAAC STEIN Isaac Stein	Director

/s/ JOSEPH L. TURNER Joseph L. Turner	Director

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.5		Restated Certificate of Incorporation(1)
3.7		Amended and Restated Bylaws(1)
3.8		Amendment to Amended and Restated Bylaws(5)
4.1		Specimen Common Stock Certificate(1)
4.2		Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
10.1		Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(9)*
10.2		Form of Change of Control Agreement*(15)
10.3		2005 Equity Incentive Plan(7)*
10.4		Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)*
10.5		2005 Non-Employee Directors’ Stock Option Plan(1)
10.6		Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10.7		2005 Employee Stock Purchase Plan(1)*
10.8		Form of Offering Document to 2005 Employee Stock Purchase Plan(1)*
10.9		Development Agreement between Registrant and Autoliv ASP, Inc. dated October 3, 2005(1)
10.10		Master Security Agreement between Registrant and General Electric Capital Corporation dated May 17, 2005, as amended on May 18, 2005(1)
10.11		Promissory Note between Registrant and General Electric Capital Corporation dated June 15, 2005(1)
10.12		Promissory Note between Registrant and General Electric Capital Corporation dated August 24, 2005(1)
10.13		Warrant to Purchase shares of Series B Preferred Stock issued to Silicon Valley Bank dated March 20, 2002(1)
10.14		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated January 7, 2003, as amended on March 4, 2003(1)
10.15		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 19, 2003(1)
10.16		Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated April 7, 2004(1)
10.17		Lease Agreement between the Brittania, LLC and Registrant dated August 25, 2006(2)
10.18		First Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated May 4, 2007(3)
10	.19†	Second Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated August 28, 2007(4)
10	.20†	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007(5)
10.21		Offer Letter between Registrant and Michael Simms, dated January 23, 2008(5)
10.22		Stock and Warrant Purchase Agreement between Registrant and Biomedical Investment Fund Pte Ltd., dated March 26, 2008(6)
10.23		Warrant to Purchase shares of Common Stock issued to Biomedical Investment Fund Pte Ltd. dated March 27, 2008(6)
10.24		Form of Notice of Grant of Award and Stock Unit Award Agreement to 2005 Equity Incentive Plan(15)
10.25		2009-2010 Performance Based Incentive Program*(10)
10.26		Amended and Restated Purchase Option Agreement by and among Registrant, Symphony Allegro Holdings LLC and Symphony Allegro, Inc. dated June 15, 2009*(11)

Exhibit
Number		Description of Document

10.27		Warrant Purchase Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(11)
10.28		Amended and Restated Registration Rights Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(11)
10.29		Form of Amendment to Change of Control Agreement*(12)
10.30		Form of Warrants to Purchase Shares of Common Stock, dated August 26, 2009(13)
10.31		Letter Agreement among Registrant, Symphony Allegro Holdings LLC, Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC, dated August 26, 2009(13)
10.32		Securities Purchase Agreement by and among Registrant and the purchasers identified therein, dated September 29, 2009(14)
10.33		Form of Warrants to Purchase shares of Common Stock, dated October 5, 2009(14)
10	.34†	Collaboration and License Agreement between Registrant and Biovail Laboratories International SRL dated February 9, 2010(16)
10	.35†	Manufacture and Supply Agreement between Registrant and Biovail Laboratories International SRL dated February 9, 2010(16)
10.36		Loan and Security Agreement between Registrant and Hercules Technology Growth Capital, Inc. dated May 4, 2010(17)
10.37		Warrant issued by Registrant to Hercules Technology Growth Capital, Inc. dated May 4, 2010(17)
10.38		Common Stock Purchase Agreement between Registrant and Azimuth Opportunity Ltd. dated May 26, 2010(18)
10	.39†	Amendment No. 1 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated June 30, 2010(17)
10.40		Promissory Note issued by Registrant to Autoliv ASP, Inc. dated June 30, 2010(17)
10	.41*	Form of RSU Agreement between Registrant and each of Thomas B. King, August J. Moretti, James V. Casella and Michael J. Simms dated May 19, 2010(19)
10.42		Amendment No. 1 to Loan and Security Agreement between Registrant and Hercules Technology Growth Capital, Inc. dated September 20, 2010(20)
10.43		Form of Warrant to Purchase Shares of Common Stock dated August 10, 2010(21)
10.44		Amendment to 2005 Non Employee Directors’ Option Plan(20)
10	.45◆	2011 Cash Bonus Plan
10	.46◆††	Amendment No. 2 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated February 15, 2011
10	.47◆	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated February 15, 2011
10.48		Form of Notice of Grant of Stock Options to 2005 Equity Incentive Plan(22)*
10.49		Form of Option Agreement to 2005 Equity Incentive Plan(22)*
10.50		Form of Option Agreement to 2005 Equity Incentive Plan(22)*
14.1		Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)
21	.1◆	Subsidiaries of Registrant
23	.1◆	Consent of Independent Registered Public Accounting Firm
24	.1◆	Power of Attorney included on the signature pages hereto
31	.1◆	Section 302 Certification of CEO.
31	.2◆	Section 302 Certification of CFO.
32	.1◆	Section 906 Certifications of CEO and CFO.

*	Management contract or compensation plan or arrangement.

◆	Filed herein

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

††	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007.

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(6)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(7)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 30, 2008.

(8)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 14, 2008.

(9)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on June 5, 2006.

(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 24, 2009.

(11)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on June 26, 2009.

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 5, 2009.

(13)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 26, 2009.

(14)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 30, 2009.

(15)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 10, 2009.

(16)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 9, 2010.

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on July 26, 2010.

(18)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 26, 2010.

(19)	Incorporated by reference to our Quarterly Report on Form 10-Q/A (File No. 000-51820) as filed with the SEC on July 28, 2010.

(20)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 9, 2010.

(21)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 5, 2010.

(22)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 22, 2011.