Form 10-K/A
period 2010-12-31
Alexza Pharmaceuticals Inc.
filed 2011-04-28
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment No. 1)
(Mark One)

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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $109,428,888 based on the closing sale price of the Registrant’s common stock on The NASDAQ Global Market on June 30, 2010. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of April 27, 2011 was 59,934,797.

EXPLANATORY NOTE
     Alexza Pharmaceuticals, Inc. (“Alexza,” “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011 (the “Original Filing”). This Amendment is being filed solely to include all of the Part III information required by applicable SEC rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the Form 10-K.
     As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Registrant’s principal executive officer and principal financial officers are providing Rule 13a-14(a) and (b) certifications. Accordingly, the Registrant hereby amends Item 15 in the Form 10-K to add such reports and a summary of the Registrants compensation arrangements with non-employee directors as Exhibits.
     Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, the Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
Amendment No. 1

PART III
Item 10. Directors and Executive Officers of the Registrant
     Our directors, executive officers and key employees as of April 1, 2011 are as follows:

Name	Age	Position
Thomas B. King (2)	56	President, Chief Executive Officer and Director
James V. Cassella, Ph.D.	56	Senior Vice President, Research and Development
August J. Moretti	60	Senior Vice President, Chief Financial Officer, General Counsel and Secretary
Michael J. Simms	49	Senior Vice President, Operations and Quality
Mark K. Oki	42	Vice President, Finance, Controller and Principal Accounting Officer
Robert S. Fishman, M.D., F.C.C.P.	49	Vice President, Clinical Operations
Emily Lee Kelley, SPHR	53	Vice President, Human Resources
Christopher Kurtz	44	Vice President, Manufacturing Operations and Global Supply Chain
Darl Moreland	52	Vice President, Quality
Peter D. Noymer, Ph.D.	44	Vice President, Product Research and Development
Hal V. Barron, M.D., F.A.C.C. (1)	48	Director
Andrew L. Busser (2)	42	Director
Samuel D. Colella (1)(2)(3)	71	Director
Alan D. Frazier (2)(5)	59	Director
Deepika R. Pakianathan, Ph.D. (1)(2)	46	Director
J. Leighton Read, M.D. (4)	60	Director
Gordon Ringold, Ph.D. (1)	60	Director
Isaac Stein (2)(3)(4)	64	Director (Lead)
Joseph L. Turner (4)	59	Director

(1)	Member of the compensation committee

(2)	Member of the finance committee

(3)	Member of the nominating and corporate governance committee

(4)	Member of the audit and ethics committee

(5)	Mr. Frazier served on our audit and ethics committee through July 21, 2010
     Thomas B. King has served as our President, Chief Executive Officer and a member of our Board of Directors (the “Board”) since June 2003. From September 2002 to April 2003, Mr. King served as President, Chief Executive Officer and a member of the board of directors of Cognetix, Inc., a biopharmaceutical development company. From January 1994 to February 2001, Mr. King held various senior executive positions at Anesta Corporation, a publicly-traded pharmaceutical company, including President and Chief Executive Officer from January 1997 to October 2000, and was a member of the board of directors until it was acquired by Cephalon, Inc., a publicly-traded biopharmaceutical company. Mr. King is a member of the board of directors of Achaogen, Inc., a privately-held biotechnology company. The Board believes that Mr. King’s position as the Company’s Chief Executive Officer and his prior experience as chief executive officer at similar companies, including a publicly-traded company, enables him to contribute to the Board his extensive knowledge of the Company and its industry and provide Board continuity. Mr. King received an M.B.A. from the University of Kansas and a B.A. in chemistry from McPherson College.
     James V. Cassella, Ph.D. has served as our Senior Vice President, Research and Development since June 2004. From April 1989 to April 2004, Dr. Cassella held various management positions at Neurogen Corporation, a publicly-traded biotechnology company, including Senior Vice President, Clinical Research and Development from January 2003 to June 2004. Prior to Neurogen, Dr. Cassella was Assistant Professor of Neuroscience at Oberlin College. Dr. Cassella received a Ph.D. in physiological psychology from Dartmouth College, completed a postdoctoral fellowship in the Department of Psychiatry at the Yale University School of Medicine and received a B.A. in psychology from the University of New Haven.

     August J. Moretti has served as our Senior Vice President and Chief Financial Officer since February 2005, as our Secretary since December 2005, and as our General Counsel since October 2010. From August 2004 to February 2005, Mr. Moretti was our part time Chief Financial Officer. From January 2001 to January 2005, Mr. Moretti served as Chief Financial Officer and General Counsel at Alavita, Inc. (formerly known as SurroMed, Inc.), a biotechnology company. From January 1982 to December 2000, Mr. Moretti was a member of Heller Ehrman White & McAuliffe LLP, an international law firm. Mr. Moretti received a J.D. from Harvard Law School and a B.A. in economics from Princeton University.
     Michael J. Simms has served as our Senior Vice President, Operations and Quality since December 2009 and served as our Senior Vice President, Operations and Manufacturing from February 2008 to December 2009. From May 2007 to February 2008, Mr. Simms served as Senior Vice President, Manufacturing Operations and from June 2004 to May 2007 served as Vice President, Manufacturing of Nektar Therapeutics, a publicly-traded biopharmaceutical company. From August 2002 to June 2004, Mr. Simms worked as an independent consultant to develop manufacturing strategies and business plans for various early stage and small commercial stage companies. Prior to this, Mr. Simms held executive level positions at various life science companies. Mr. Simms holds an M.B.A from Pepperdine University and a B.S. in chemical engineering from the University of Missouri-Rolla.
     Mark K. Oki, CPA (Inactive) has served as our Vice President, Finance and Controller since February 2010 and as our Principal Accounting Officer since May 2010. Mr. Oki served as our Controller from April 2006 to February 2010. From June 2001 to April 2006, Mr. Oki served as the Controller of Pharmacyclics, Inc, a publicly-traded development stage pharmaceutical company. From 1998 to 2001, Mr. Oki held several positions, most recently as Assistant Controller, at Incyte Genomics, Inc., now Incyte Corporation, a publicly-traded company. From 1992 to 1997, Mr. Oki held several positions at Deloitte & Touche LLP, a public accounting firm. Mr. Oki received a B.S. in business administration with a concentration in accounting from San Jose State University.
     Robert S. Fishman, M.D., F.C.C.P. has served as our Vice President, Clinical Development since May 2008, and served as our Vice President, Medical Affairs from September 2007 to May 2008. Prior to Alexza, Dr. Fishman served as Senior Vice President, Clinical Development for Anthera Pharmaceuticals, Inc., a privately-held pharmaceutical company, from 2005 to 2007. Previously, he was Vice President, Scientific Affairs for Aerogen, Inc., a publicly-traded specialty pharmaceutical company, where he served in various capacities from 1998 to 2005. Prior to Aerogen, Dr. Fishman was Director of Clinical Affairs for Heartport, Inc., a publicly-traded medical device company, from 1995 to 1998. Dr. Fishman was Assistant Professor of Medicine, Pulmonary and Critical Care Medicine, at Stanford University School of Medicine from 1993 to 1995. He completed a fellowship in pulmonary and critical care medicine at Massachusetts General Hospital from 1989 to 1992. Dr. Fishman holds an M.D. from Stanford University School of Medicine and an A.B. in biology from Harvard University.
     Emily Lee Kelley, SPHR has served as our Vice President, Human Resources since October 2002. From October 2001 to October 2002, Ms. Kelley provided human resources consulting services to us and Versicor, Inc., a majority owned subsidiary of Sepracor Inc., a publicly- traded pharmaceutical company. From 1995 to 2001, Ms. Kelley served as Vice President of Human Resources, Finance and Operations at Affymax Research Institute, a pharmaceutical company, and oversaw human resource matters for Maxygen, Inc., a publicly-traded biotechnology company. Ms. Kelley received a B.S. in organizational behavior and industrial relations from the University of California, Berkeley.
     Christopher Kurtz has served as our Vice President, Manufacturing Operations and Global Supply Chain, since February 2011 and served as our Vice President, Global Supply Chain and Sustainment Engineering, from June 2008 to February 2011. Prior to joining Alexza, Mr. Kurtz was Vice President of Research and Development and Director, Pharmaceutical Manufacturing and Development for Novo Nordisk Delivery Technologies, a pharmaceutical company, from June 2006 to May 2008. Prior to his tenure at Novo, he held positions as Senior Director, Process Engineering for ALZA Corporation, a division of Johnson and Johnson, a pharmaceutical and medical systems company, from January 2006 to June 2006. He was previously Director, Operations Engineering and Director Manufacturing Engineering for Nektar Therapeutics, a publicly-traded biopharmaceutical company, from 2001 to 2006, and also held previous positions at PowderJect Pharmaceuticals, PLC, Monsanto, Inc., Hauser Chemical Research, and spent 6 years in the US Navy Submarine Force. Mr. Kurtz holds a B.S. in chemical engineering with a chemistry minor from University of Colorado at Boulder.

     Darl Moreland has served as our Vice President, Quality since August 2010. From July 2007 to July 2010, Mr. Moreland served as Vice President, Quality Assurance and Compliance and Chief Compliance Officer for Mentor Worldwide LLC, a division of Johnson and Johnson. From September 2006 to July 2007, he was Senior Director, cGMP Quality Assurance at Conor Medsystems. Mr. Moreland also held previous positions at Genentech, Inc., Guidant Corporation, ALZA Corporation and Eli Lilly and Company. Mr. Moreland received a B.A. in chemistry from Indiana University-Purdue University at Indianapolis, Indiana.
     Peter D. Noymer, Ph.D. has served as our Vice President, Product Research and Development since January 2009. Dr. Noymer served as our Senior Director, Product Research and Development from January 2008 to January 2009 and as our Senior Director, Product Design and Development from August 2006 to January 2008. From September 1999 to July 2006, Dr. Noymer held various management positions at Aradigm Corporation, a publicly-traded specialty pharmaceutical company, most recently Director, Systems Engineering. Prior to Aradigm, Dr. Noymer held an appointment as Visiting Assistant Professor at Carnegie Mellon University, as well as various engineering positions at General Electric, a publicly-traded company. Dr. Noymer received an M.S. and a Ph.D. in mechanical engineering from M.I.T., and a B.S. in mechanical and aerospace engineering from Princeton University.
     Hal V. Barron, M.D., F.A.C.C. has served as a member of our Board since December 2007. In April 2009, Dr. Barron became Executive Vice President of Genentech, Inc. and Chief Medical Officer of F. Hoffman-La Roche, Ltd., a pharmaceutical company, following La Roche, Ltd.’s acquisition of Genentech, Inc. Previously, starting in December 2003, Dr. Barron served as Senior Vice President of Development at Genentech, Inc. and as Chief Medical Officer since March 2004. Dr. Barron joined Genentech, Inc. in 1996 as a clinical scientist and in 2002 he was promoted to Vice President of Medical Affairs. Dr. Barron’s academic positions include Associate Adjunct Professor of Epidemiology and Biostatistics and Associate Clinical Professor of Medicine/Cardiology at the University of California, San Francisco. The Board believes that Dr. Barron’s experience as chief medical officer, vice president and clinical scientist of a large, publicly-traded pharmaceutical company gives him relevant industry experience, and his tenure with Genentech, Inc. in a variety of positions has provided him with the knowledge of the multiple stages of development of pharmaceutical companies and the challenges the Company will face at each stage. Dr. Barron received his B.S. in physics from Washington University in St. Louis, his M.D. from Yale University and completed his training in medicine and cardiology at the University of California, San Francisco.
     Andrew L. Busser has served as a member of our Board since September 2009. Mr. Busser is currently a Partner, Managing Member and Co-Founder of Symphony Capital LLC, an investment firm, and a Managing Member of Symphony. Prior to founding Symphony Capital LLC in 2002, Mr. Busser co-founded Wilkerson Partners LLC, a management consulting firm, in 2000. From 1997 to 2000, Mr. Busser served as a management consultant with The Wilkerson Group / IBM Healthcare Consulting. From 1993 to 1997, Mr. Busser was in sales and marketing management at The DuPont Merck Pharmaceutical Co., focusing on cardiovascular and neurology markets. The Board believes that Mr. Busser’s strong background in management consulting and the pharmaceutical industry offers a unique perspective to assist the Company. Mr. Busser received an A.B. in history from Colgate University.
     Samuel D. Colella has served as a member of our Board since September 2002. In 1999, Mr. Colella co-founded Versant Ventures, a venture capital firm, and has served as a managing director since its formation. Mr. Colella has served as general partner of Institutional Venture Partners, a venture capital firm, since 1984. Mr. Colella is a member of the board of directors of Genomic Health, Inc., a publicly-traded molecular diagnostics company, Jazz Pharmaceuticals, Inc., a publicly-traded pharmaceutical medicine company, and various private companies. From 1997 to 2007, Mr. Colella also served as a director of Solta Medical f/k/a Thermage, Inc., a publicly-traded aesthetic medical company, and Symyx Technologies, Inc., a publicly-traded software and scientific database company. The Board believes that Mr. Colella’s past service as a director of multiple publicly-traded companies gives him relevant experience with the issues that publicly-traded companies face, and his tenure with the Company provides continuity and experience that is important to assist the functioning of the Board. Mr. Colella received an M.B.A. from Stanford University and a B.S. in business and engineering from the University of Pittsburgh.
     Alan D. Frazier has served as a member of our Board since September 2002. In 1991, Mr. Frazier founded Frazier Healthcare, a venture capital firm, and has served as the managing principal since its inception. From 1983 to 1991, Mr. Frazier served as Executive Vice President, Chief Financial Officer and Treasurer of Immunex Corporation, a publicly-traded biopharmaceutical company. From 1980 to 1983, Mr. Frazier was a principal in the audit department of Arthur Young & Company, which is now Ernst & Young LLP. Mr. Frazier is a member of the board of directors of Cadence Pharmaceuticals, Inc., a publicly-traded pharmaceutical company, and various privately-held healthcare companies. From 1997 to 2006, Mr. Frazier was a director of Rigel Pharmaceuticals, a publicly-traded pharmaceutical company. The Board believes that

Mr. Frazier’s background in finance and as an auditor combined with his experience in the biopharmaceutical industry make him well suited to aid the Company. Mr. Frazier received a B.A. in economics from the University of Washington.
     Deepika R. Pakianathan, Ph.D. has served as a member of our Board since November 2004. Since 2001, Dr. Pakianathan has served as a managing member at Delphi Ventures, a venture capital firm focusing on healthcare investments. From 1998 to 2001, Dr. Pakianathan was a senior biotechnology banker at JPMorgan. Prior to joining JPMorgan, Dr. Pakianathan was a research analyst at Genesis Merchant Group, a private investment partnership, from 1997 to 1998 and a post-doctoral scientist at Genentech, Inc. from 1993 to 1997. Dr. Pakianathan is a director of various private healthcare companies. The Board believes that Dr. Pakianathan’s experience overseeing multiple healthcare companies as a director and prior work as a biotechnology investment banker provide knowledge related to the Company’s industry sector to aid in overseeing the business development and strategy of the Company. Dr. Pakianathan received a Ph.D. in immunology and an M.S. in biology from Wake Forest University, and an M.Sc. in biophysics and a B.Sc from the University of Bombay.
     J. Leighton Read, M.D. has served as a member of our Board since November 2004. From 2001 until 2007, Dr. Read served as a Managing Member in four funds at Alloy Ventures, where he continues as a Venture Partner. Dr. Read founded Aviron, a biopharmaceutical company, and served as its Chairman and Chief Executive Officer until 1999 and as a director until its acquisition by MedImmune, LLC, in 2002. In 1989, Dr. Read co-founded Affymax NV, a biopharmaceutical company. Dr. Read is a member of the board of directors of various private companies. Dr. Read has received several awards for co-inventing the technology underlying the Affymetrix GeneChip. The Board believes that Dr. Read’s background in founding multiple biopharmaceutical companies brings experience to assist the Company in guiding it through the processes of drug development and commercialization. Dr. Read has received several awards for co-inventing the technology underlying the Affymetrix GeneChip® Dr. Read received an M.D. from the University of Texas Health Science Center at San Antonio and completed his training in internal medicine at Duke University and the Peter Bent Brigham Hospital, a B.S. in psychology and biology from Rice University.
     Gordon Ringold, Ph.D. has served as a member of our Board since June 2001. Since March 2000, Dr. Ringold has served as Chairman and Chief Executive Officer of Alavita, Inc., a biotechnology company. From March 1995 to February 2000, Dr. Ringold served as Chief Executive Officer and Scientific Director of Affymax Research Institute where he managed the development of novel technologies to accelerate the pace of drug discovery. Dr. Ringold is also a member of the board of directors of Maxygen, Inc., a publicly-traded biopharmaceutical company, and 3V Bio-Pharma, a privately-held biotechnology company, and was a member of the board of directors of Oxonica plc, a publicly-traded nanotechnology company, from 2005 to 2009. The Board believes that Dr. Ringold’s experience as both chief executive officer and director of multiple biotechnology and biopharmaceutical companies, as well as his work with technologies to advance drug discovery are important to the Company in its long-term goals to commercialize multiple products in connection with the Staccato system. Dr. Ringold received a Ph.D. in microbiology from University of California, San Francisco, in the laboratory of Dr. Harold Varmus before joining the Stanford University School of Medicine, Department of Pharmacology. Dr. Ringold also received a B.S. in biology from the University of California, Santa Cruz.
     Isaac Stein has served as a member of our Board since June 2001. Since November 1982, Mr. Stein has been President of Waverley Associates, Inc., a private investment firm. He is also the emeritus Chairman of the Board of Trustees of Stanford University and is the Chairman of the board of directors of Maxygen, Inc., a biopharmaceutical company. Mr. Stein is also a director of American Balanced Fund, Inc., International Growth and Income Fund, Inc., and The Income Fund of America, Inc. (part of the American Funds family of mutual funds). The Board believes that Mr. Stein’s tenure as a director of the Company provides continuity and experience that is important in his role as lead director. Mr. Stein also contributes relevant industry experience through his position as the chair of Maxygen’s board of directors and financial experience through his work with investment funds. Mr. Stein received an M.B.A. and J.D. from Stanford University and a B.A. in mathematical economics from Colgate University.
     Joseph L. Turner has served as a member of our Board since July 2010. Mr. Turner currently serves on the Board of Directors and Audit Committee of QLT Inc., a publicly-traded pharmaceutical company, Corcept Therapeutics, Inc., a publicly-traded pharmaceutical company, and Sequel Pharmaceuticals, Inc. and Kythera Biopharmaceuticals, Inc., both privately-held pharmaceutical companies. In 2008, Mr. Turner served as a director of SGX. Most recently, Mr. Turner served as Chief Financial Officer at Myogen, Inc., a publicly-traded biopharmaceutical company, which he joined in 1999 and served until it was acquired by Gilead Sciences in 2006. Previously, Mr. Turner was Chief Financial Officer at Centaur Pharmaceuticals, Inc. and Vice President, Finance and Administration at Cortech, Inc. Since 2009, Mr. Turner has also served on the Board of Managers of Swarthmore College and in June 2010, he was appointed to its Finance Committee, Academic Affairs Committee and Student Affairs Committee. The Board believes that Mr. Turner’s background in finance and his experience in the biopharmaceutical industry make him well suited to aid the Company. Mr. Turner has an M.B.A. from the University of North

Carolina at Chapel Hill, an M.A. in molecular biology from the University of Colorado, and a B.A. in chemistry from Swarthmore College.
     Our executive officers are appointed by and serve at the discretion of our Board. Our directors hold their offices until our 2011 Annual Meeting of Stockholders. There are no family relationships between our directors and executive officers.
Code of Conduct
     The Company has adopted the Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors (the “Code of Conduct”), which applies to all directors and employees, including executive officers, including, without limitation, the Company’s principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Conduct is filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Audit and Ethics Committee
     The Company’s Board of Directors has established an Audit and Ethics Committee, which is comprised of Joseph L. Turner (Chair), J. Leighton Read, M.D. and Isaac Stein. The Audit and Ethics Committee is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has determined that Mr. Turner is an “audit committee financial expert” as defined under the Exchange Act. The Board has determined that all members of the Audit and Ethics Committee are “independent” as defined under the Exchange Act and the listing standards of Nasdaq.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16 of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock of the Company. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file.
     To the Company’s knowledge, based solely upon its review of the copies of such reports furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and ten percent beneficial owners were complied with.
Item 11. Executive Compensation
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Compensation Program and Philosophy
     Our executive officer compensation program is intended to meet four principal objectives: (1) attract, reward and retain individuals with the skills we believe are necessary for us to achieve our goals in the competitive market in which we operate our business; (2) motivate employees to stretch their capabilities and individual contributions to achieve and exceed company objectives; (3) provide equity compensation to align actions and decisions with stockholder value creation; and (4) create a direct link between the Company’s performance, individual contribution and rewards. To meet these objectives, we have adopted the following overriding philosophy:
•	We will pay base cash compensation and equity compensation that is competitive with the practices of other comparable pharmaceutical and biotechnology companies; and
•	We will pay for performance by:
•	setting aggressive performance goals for our executive officers rewarded through a short-term incentive bonus program that is based upon achievement of these goals; and

•	providing significant long-term incentives in the form of stock options and restricted stock units (“RSUs”), in order to align the interests of our executive officers with those of our stockholders and to retain the leadership ability necessary to increase long-term stockholder value.
     Our executive officer compensation program is overseen and administered by our Compensation Committee. The above philosophy guides our Compensation Committee in assessing the proper allocation between long-term compensation, current cash compensation, and short-term bonus compensation. Other considerations include our business objectives, the Compensation Committee’s fiduciary and corporate responsibilities (including internal equity considerations and affordability, particularly in light of our cash resources and requirements), competitive practices and trends, and regulatory requirements. Our Compensation Committee has not adopted any specific policies for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among other different forms of compensation although the 2009-2010 Performance Based Incentive Program (the “Performance Program”) established in February 2009 was designed to preserve the Company’s cash and to focus a majority of our efforts on AZ-004, our lead development program. Our 2011 Cash Bonus Plan (the “2011 Bonus Plan”) was designed to continue our focus on AZ-004 while providing compensation that is competitive with similarly suited companies. The goals for 2011 include the acceptance and approval by the U.S. Food and Drug Administration (the “FDA”) of our New Drug Application resubmission (“NDA”) for AZ-004, the submission of a Marketing Authorisation Application for AZ-004 with the European Medicines Agency and the entry into a partnering agreement for AZ-004. Our 2011 goals also include the development of additional product candidates and certain financial objectives. Unlike the Performance Program, the 2011 Bonus Plan also includes cash to balance shorter-term incentives with the Performance Program, which is more heavily weighted toward equity. Our Compensation Committee believes it is more relevant to tailor each executive officer’s compensation to reward and retain such executive officer. Commensurate with our philosophy of linking executive officer compensation and corporate performance, our Compensation Committee believes that a greater component of compensation for executive officers relative to other employees should be performance-based.
     In determining the particular elements of compensation that will be used to implement our overall compensation philosophy, the Compensation Committee takes into consideration a number of factors related to our performance, such as financial measures, financing goals, corporate development milestones, clinical trial milestones, and the achievement of other business objectives, as well as competitive practices among our peer group.
     Based on this philosophy, we have an executive officer compensation program that consists of cash and equity awards with short and long-term components and fixed and contingent components, in proportions we believe are appropriate to incentivize, motivate, reward and retain our executive officers, align actions and decisions with stockholder value creation, and create a direct link between the Company’s performance, individual contribution and rewards. We believe our executive officer compensation program fairly compensates our executive officers with respect to the value created for our stockholders and is competitive in our industry.
Components of Compensation
     Our executive officer compensation program consists of three principal components:
•	Base Salary. Salary for each of our executive officers was based principally on an assessment of the executive officer’s current salary against individual performance and contribution to our overall strategic goals as well as comparable salaries at similar companies.
•	Bonus. Annual cash and equity incentive bonuses are awarded to executive officers based on the achievement of individual and company-wide performance objectives as a percent of base salary as well as bonuses for similar positions at similar companies.
•	Long-Term Incentive Compensation. Long-term incentive awards, comprised of stock option grants and RSUs, are designed to link incentive compensation to our long-term performance and to align our executive officers’ interests with our stockholders’ interest, as well as promote the retention of our executive officers.
     We have selected these components because each is considered useful and necessary to meet one or more of the principal objectives of our compensation policy. For instance, base salary and bonus target percentage are set with the goal of attracting and retaining employees and adequately compensating and rewarding them for the services they perform. Our equity programs are geared toward providing incentives and rewards for the achievement of long-term business objectives and retaining key talent. We believe that these elements of compensation, when combined, are effective, and will continue to be effective, in achieving the objectives of our compensation program.
     We have change of control agreements with each of our executive officers that provide for severance benefits and for the acceleration of then unvested stock options and RSUs in the event of termination in connection with a change of control. These agreements are discussed below under the section entitled “Severance and Change of Control Benefits.”
     The Compensation Committee reviewed the compensation program for 2010 and 2011, including each of the above elements. In setting compensation levels for a particular executive officer, the Compensation Committee takes into consideration the proposed compensation package as a whole and each element individually, as well as his or her expected future contributions to our business.
Role of Our Compensation Committee and Executives in Establishing Compensation
     Our compensation program for our executive officers is overseen and administered by our Compensation Committee, which is comprised entirely of independent directors. The Compensation Committee acts on behalf of the Board to review, recommend for adoption and oversee the Company’s compensation strategy, policies, plans and programs, including:
•	establishment of corporate goals and objectives relevant to the compensation of the Company’s executive officers, the weighting of corporate and individual performance relating to compensation, and evaluation of performance in light of these stated objectives;
•	review and recommendation to the Board for approval of the compensation and other terms of employment or service of the Company’s President and Chief Executive Officer and the other executive officers including all forms of salary paid to executive officers of the Company and the grant of all forms of bonus and equity compensation provided to executive officers of the Company; and
•	administration of the Company’s equity compensation plans and other similar plans and programs.
     The Compensation Committee does not necessarily increase or reduce compensation from one component of compensation based on payments from other components of compensation. The Compensation Committee instead recommends to our Board what it believes to be the appropriate compensation level for each compensation component in light of the Company’s compensation philosophy and based in part on its view of equity and consistency, individual performance and other information it deems relevant, such as executive officer and employee compensation surveys and databases. The Compensation Committee also reviews compensation paid to executive officers of what it believes to be similarly situated companies. The Compensation Committee reviews the individual performance of the executive officers with the assistance of the President and Chief Executive Officer, Thomas B. King.
     The Compensation Committee annually reviews our executive officers’ compensation to determine whether it provides adequate incentives. The Compensation Committee’s most recent review occurred in February 2011.
     The Compensation Committee meetings typically have included, for all or a portion of each meeting, the committee members and Mr. King. For compensation decisions, including decisions regarding the grant of long-term incentive compensation relating to executive officers (other than for Mr. King), the Compensation Committee considers, but is not bound by, the recommendations of Mr. King. Decisions with respect to the compensation of Mr. King are made in executive sessions of the Compensation Committee not attended by Mr. King. The Compensation Committee discusses Mr. King’s compensation package with him, but makes decisions with respect to Mr. King’s compensation without him present. The Compensation Committee has the ultimate authority to recommend items to the Board with respect to the compensation of our executive officers.
     The Compensation Committee has delegated to Mr. King the authority to grant long-term incentive awards to employees below the level of vice president under guidelines set by the Compensation Committee, which guidelines set ranges and maximum grant amounts based on the employee’s position and role within the Company. All such stock option grants are then ratified by the Board. The Compensation Committee also has authorized Mr. King to make salary adjustments for all employees below the level of vice president under guidelines approved by the Compensation Committee. The Compensation Committee has not delegated any of its authority with respect to the compensation of our executive officers.
Compensation Policies and Practices as They Relate to Risk Management
     The Company believes that risks arising from its compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on the Company. In addition, the Compensation Committee believes that the mix and design of the elements of executive officer compensation do not encourage management to assume excessive risks.
     The Compensation Committee has reviewed the elements of executive officer compensation to determine whether any portion of executive officer compensation encouraged excessive risk taking and concluded:
•	significant weighting towards long-term incentive compensation discourages short-term risk taking, including use of performance-based and multi-year vesting for equity awards which compromise the majority of compensation awards;
•	goals are set to focus mainly on key deliverables related to the overall success of the Company’s product development rather than individual components;
•	vesting conditions imposed on stock option awards after performance targets are reached discouraged short-term risk taking;
•	incentive awards are benchmarked to calculate reasonable overall compensation; and
•	as a pharmaceutical business, the Company does not face the same level of risks associated with compensation for employees at financial services companies (traders and instruments with a high degree of risk).
     Furthermore, as described in our Compensation Discussion and Analysis, compensation decisions include subjective considerations, which help to constrain the influence of formulae or objective factors on excessive risk taking.
Compensation Consultant
     The Compensation Committee has the authority to engage its own independent advisors to assist in carrying out its responsibility and has done so most recently in 2010 and 2011, retaining Radford as the primary advisor to the Compensation Committee. For 2011, Radford reviewed the Company’s pay philosophy and reviewed historical compensation practices, presented an overall historical assessment of officer pay levels compared to market, and recommended go-forward program changes to align the overall compensation plan with the Company’s pay philosophy, the current state of the business and market practices. In addition, Radford reviewed the competitiveness of our equity incentive program.
Benchmarking
     Our Compensation Committee believes it is important to consider the compensation paid by comparable pharmaceutical and biotechnology companies when making compensation decisions. In determining each executive officer’s target total annual cash compensation (salary and bonuses) the Compensation Committee reviewed similar compensation information from a group of peer companies located in biotechnology hubs. The peer group consisted of publicly-held pharmaceutical and biotechnology companies with products in the FDA approval process or small commercial organizations with revenues of less than $100 million, market capitalizations of between $75 million and $450 million, and fewer than 300 employees with which we believe we compete with for executive talent. The peer group in 2010 consisted of the following companies:
•	Affymax, Inc.
•	Cerus Corporation
•	Cypress Bioscience
•	Depomed, Inc.
•	Dyax Corporation
•	Dynavax Technologies Corporation
•	Genomic Health, Inc.
•	ISTA Pharmaceuticals, Inc.

•	Ligand Pharmaceuticals, Inc.
•	MAP Pharmaceuticals, Inc.
•	Medivation, Inc.
•	Orexigen Therapeutics, Inc.
•	Pain Therapeutics, Inc
•	Spectrum Pharmaceuticals, Inc.
•	Transcept Pharmaceuticals, Inc.
•	XenoPort, Inc.
•	Zalicus, Inc.
     Data on the compensation practices of the above-mentioned peer group generally was gathered through the Radford Global Life Sciences Survey and review of the publicly available filings of these companies, including their respective proxy statements filed with the SEC. Peer group data was gathered with respect to base salary, bonus targets, actual payouts, total cash compensation and stock option awards.
     This comparative compensation information described above is just one of several analytic tools that our Compensation Committee uses in setting executive officer compensation. Such information is used solely as a point of reference for measurement and not as a determinative factor. The Compensation Committee also considers internal pay equity and the individual performance of executive officers, as well as general economic factors including the cost of living.
Cash and Long-Term Incentive Compensation
     Through 2008, our executive officer compensation program consisted of three principal components: (1) base salary; (2) annual bonus, paid in a combination of cash and equity incentive components; and (3) long-term incentive compensation. For 2009 and 2010, we combined the annual cash and equity incentive bonuses and long-term incentive compensation into one program, the Performance Program In 2011, we have again separated the annual bonus and long-term incentive compensation programs. We also provide our executive officers with certain change of control benefits. Additionally, we offer our executive officers participation (with all other eligible employees) in our 401(k) Plan, Employee Stock Purchase Plan, and certain other benefits available generally to our employees.
Base Salary
     Effective April 2010, with the exception of Mr. Oki, base salaries for our executive officers were increased approximately 3.6% from 2009 levels. Mr. Oki’s salary increased 8.8% from his 2009 salary to reflect his annual merit increase and his promotion to Vice President. After such increases, the annualized salaries for Messrs. King, Moretti, Simms and Oki and Dr. Casella were: $471,380, $332,038, $332,038, $228,826, and $332,038, respectively.
     For 2011, the Compensation Committee, in an effort to preserve cash balances, did not approve an overall aggregate base salary increase for all employees. Salary increases were evaluated on a case-by-case basis to reflect promotions and market adjustments. For the same reasons, the Compensation Committee decided not to provide merit increases for our named executive officers for 2011. Starting in 2011, the Company’s employees will self-fund the short- and long-term disability insurance premiums with post-tax earnings, whereas in prior years the Company funded these disability insurance premiums. This change was implemented to exclude disability benefits from being subject to income taxes. The Compensation Committee approved an increase in all salaries to compensate the employees for the additional expense. As a result of this decision, effective January 2011, the annualized salaries for Messrs. King, Moretti, Simms and Oki and Dr. Casella increased to: $473,169, $333,827, $333,827, $230,191 and $333,827, respectively.
Annual Cash and Equity Incentive Bonuses — 2009-2010 Performance Based Incentive Program
     In February 2009, the Board adopted the 2009-2010 Performance Based Incentive Program (the “Performance Program”) that was intended to provide employees, including executive officers, a total compensation package that would remain approximately equal to the pre-2009 compensation structure while conserving cash and conditioning bonus payouts to the achievement of two specific goals, the submission and the approval of the New Drug Application for the Company’s lead product candidate, AZ-004.
     The Performance Program was recommended and approved by the Compensation Committee for the Company’s employees, including its executive officers. The Performance Program was a two-year incentive program that was intended to motivate and retain the Company’s employees. The Performance Program was adopted in lieu of the Company’s annual performance bonus programs that it had previously used in 2006, 2007 and 2008, a 2009 annual salary merit increase and annual mid-year top-up stock option grants typically granted to employees with more than 24 months of service.
     The Performance Program established a two-year target value amount (“TVA”) for each employee, including each executive officer, generally based upon such employee’s current base salary, past bonus targets, past average company salary merit raises and an incentive multiplier. The annual target bonus as a percentage of salary for each employee, including each executive officer, was between 10% and 60% per year with the President and Chief Executive Officer’s target bonus set at 60% of base salary and each Senior Vice President’s and Vice President’s, a group that includes our other executive officers, target bonus set at 45% of base salary. The annual merit increase portion of the payout was based on past company average merit raises and was targeted at an average of 5% per employee per year. The incentive multiplier was based on an employee’s employment level and was set at between 10% and 30% with the President and Chief Executive Officer’s incentive multiplier set at 30% and each Senior Vice President’s and Vice President’s incentive multiplier set at 20%. The resulting estimated TVA over the two-year period is outlined by level in the following table:

		Annual	Combined
	Annual	Target Merit	Two-Year
	Target Bonus	Raise	Target Payout		Total TVA
	as a	as a	as a		as a
	Percentage of	Percentage of	Percentage of	Incentive	Percent of
Employment Level	Salary	Salary	Salary	Multiplier	Salary
CEO	60%	5%	130%	30%	169%
Senior Vice Presidents / Vice Presidents	45%	5%	100%	20%	120%
Directors	25%	5%	60%	15%	69%
Managers	17.5%	5%	45%	10%	50%
Other Employees	10%	5%	30%	10%	33%
     Payouts under the Performance Program were contingent upon the achievement of two specified corporate milestones: (i) the submission of a New Drug Application (the “AZ-004 NDA”) for the AZ-004 (Staccato loxapine) product candidate (the “First Milestone”) and (ii) the approval of the AZ-004 NDA (the “Second Milestone” and together with the First Milestone, the “Milestones”). Under the terms of the Performance Program, approximately 33% of each employee’s TVA was tied to the achievement of the First Milestone and the remaining approximately 67% of such employee’s TVA was tied to the achievement of the Second Milestone.
     The Compensation Committee, through its recommendation to the Board, retained some discretionary power over awards granted under the Performance Program. The payout formula of the Performance Program was based 80% on actual achievement of the goals related to the Milestones, and the remaining 20% was reserved to the Board’s discretion.
     Payouts under the Performance Program were comprised of cash, RSUs and stock option awards, and were calculated in accordance with a formula that takes into account each employee’s TVA and personal performance rating, which could have ranged from 70% to 125%, at the time the Company achieved an applicable Milestone. To conserve cash, the Performance Program provided that the first 70% of any TVA payout will be paid with RSUs and stock option awards. The specific allocation between cash, RSUs and stock option awards were based on employment level as outlined in the following table:

		Restricted	Stock
		Stock	Option
Employment Level	Cash %	Units	Awards
CEO, Senior Vice Presidents and Vice Presidents	30%	40%	30%
Directors, Managers, and Other Employees	30%	70%	0%
     Under the terms of the Performance Program, the RSUs and stock option awards associated with the First Milestone were granted on February 24, 2009, with such RSUs vesting 100% upon the achievement of the First Milestone and such stock option awards vesting 50% upon the achievement of the First Milestone and 50% on the first anniversary of the achievement of the First Milestone. Such RSUs and stock option awards were granted under and in accordance with the terms and conditions of the Company’s 2005 Equity Incentive Plan (the “2005 Plan”). All of such stock option awards are 10 year stock options to purchase shares of our common stock, have an exercise price of $2.10 per share (the closing price of our common stock on February 24, 2009, the date of grant) and are intended to be incentive stock options for tax purposes. The following chart sets forth the RSU and stock option award issuances made to each of the Company’s executive officers under the Performance Program that began to vest upon achievement of the First Milestone:

	Restricted	Stock Option
Named Executive Officer	Stock Units	Awards
Thomas B. King	48,822	54,535
President and Chief Executive Officer
James V. Cassella, Ph.D.	24,419	27,277
Senior Vice President, Research and Development
August J. Moretti	24,419	27,277
Senior Vice President, Chief Financial Officer, General Counsel and Secretary
Michael J. Simms	24,419	27,277
Senior Vice President, Operations and Quality
Mark K. Oki (1)	15,359	—
Vice President, Finance, Controller and Principal Accounting Officer

(1)	Mr. Oki was not a Vice President of the Company in 2009 and therefore received 100% of the equity portion of his bonus in RSUs.
     The following chart sets forth the cash payments made to each of the Company’s executive officers under the Performance Program upon the achievement of the First Milestone in December 2009:

Named Executive Officer	Amount
Thomas B. King	$73,050
James V. Cassella, Ph.D.	$42,306
August J. Moretti	$36,537
Michael J. Simms	$42,306
Mark K. Oki	$13,789
     The stock option awards associated with the Second Milestone, excluding those awarded to Mr. Oki, were granted on December 28, 2009, with such stock option awards vesting 50% upon the achievement of the Second Milestone and 50% on the first anniversary of the achievement of the Second Milestone. Such stock option awards were granted under and in accordance with the terms and conditions of the Company’s 2005 Plan. All of such stock option awards are 10 year stock options to purchase shares of our common stock, have an exercise price of $2.37 per share (the closing price of our common stock on December 28, 2009, the date of grant) and are intended to be incentive stock options for tax purposes. Mr. Oki’s stock option award was granted on March 25, 2010 and has an exercise price of $2.76. All other terms of Mr. Oki’s stock option award are consistent with the other executive officers’ stock option awards described above.
     Our Chief Executive Officer, Senior Vice Presidents and Vice Presidents became entitled to receive the stock options and RSUs associated with the Second Milestone upon the achievement of the First Milestone. Such RSUs were issued to our executive officers on January 3, 2011. The RSUs associated with the Second Milestone vest 100% upon the achievement of the Second Milestone. The following chart sets forth the stock option award and RSU issuances made to each of the Company’s executive officers under the Performance Program that will begin to vest upon achievement of the Second Milestone:

	Restricted	Stock Option
Named Executive Officer	Stock Units	Awards
Thomas B. King	91,135	99,219
James V. Cassella, Ph.D.	45,582	49,626
August J. Moretti	45,582	49,626
Michael J. Simms	45,582	49,626
Mark K. Oki	29,917	32,571
     The Company did not achieve the Second Milestone in 2010 resulting in no cash payments being made under the Performance Program in 2010. The RSUs and stock options associated with the Second Milestone remain outstanding and will vest as described above if and when the Second Milestone is achieved.

Annual Cash and Equity Incentive Bonuses — 2011 Cash Bonus Plan
     On February 1, 2011, the Board approved the adoption of the 2011 Bonus Plan for our employees, including our executive officers. The 2011 Bonus Plan was adopted to motivate and retain our employees. Under the terms of the 2011 Bonus Plan, each employee, including each executive officer, has been assigned a target bonus percentage (a “TBP”) of such employee’s current base salary, based on an evaluation by an outside compensation consulting firm of similar programs for similar companies. Payouts under the 2011 Bonus Plan are contingent upon the achievement of specified corporate objectives. The following table outlines the TBP for each level of employee of the Company:

Annual
Target Bonus
as a
Percentage of
Employment Level	Salary
CEO	60%
Senior Vice Presidents and Vice Presidents	40%
Directors	20%
Managers	15%
Other Employees	10%
     The first corporate objective (the “AZ-004 Objective”) includes the acceptance by the FDA of our NDA for the AZ-004 (Staccato loxapine) product candidate, the submission of a Marketing Authorisation Application for AZ-004 with the European Medicines Agency and the entry into a partnering agreement for AZ-004. Upon the completion of all three components of the AZ-004 Objective, 50% of the TBP for each employee will become payable, provided that such employee remains actively employed by us through the date that the AZ-004 Objective is achieved.
     The second corporate objective (the “Approval Objective”) is comprised of all of the Company’s 2011 corporate goals, as approved by the Board, and becomes payable upon the FDA’s approval of the NDA for AZ-004. The 2011 corporate goals include the AZ-004 Objective, achievement of certain goals related to the potential commercialization of AZ-004, development of additional product candidates and certain financial objectives. The Board’s determination of the achievement of the corporate goals accounts for 80% achievement of the corporate goals, with the remaining 20% of the bonus potential being subject to the discretion of the Board. The amount payable to each employee upon achievement of the Approval Objective is equal to approximately 50% of the TBP. For most employees, the actual target cash bonus payable upon achievement of the Approval Objective is 75% of the amount that such employee would have received as a cash bonus for the Second Milestone, under the terms of the Performance Program. For employees that are not participants in the Performance Program, the actual target cash bonus payable upon achievement of the Approval Objective is equal to 50% of the TBP.
     With the exception of our President and Chief Executive Officer, Thomas B. King, the amounts payable in respect of the Approval Objective will be weighted for each individual, including executive officers, to take into account the achievement of the corporate goals and related department/individual goals, as recorded with our 2011 year-end individual performance evaluations. Mr. King’s bonus will be determined by the Board’s determination of the Company’s achievement of the corporate goals, incorporating the above mentioned 80% weighting to corporate goal achievement and a 20% weighting to the Board’s discretion of the bonus potential. To pay a cash bonus for the Approval Objective, we must achieve an overall combined percentage (corporate goal achievement and Board discretion) of at least 70%. To receive a cash bonus for the Approval Objective, each employee must also have a minimum performance rating of 70% and be actively employed by us on the date the Approval Objective is achieved. Employees, including executive officers, may receive more than or less than 100% of their respective TBPs, based upon corporate goal achievement and individual performance.
     We expect that the cash bonuses payable for fiscal year 2011, if any, will be calculated in the manner set forth above and will vary depending on the extent to which we achieve the AZ-004 Objective and/or the Approval Objective, our other corporate goals outlined by the Board and the attainment of individual performance ratings. In addition, our management team, the Compensation Committee and the Board retain the discretion to (i) increase, reduce or eliminate the cash bonuses that otherwise might be payable to all employees or any individual based on actual performance as compared to the corporate objectives, and (ii) structure future or additional bonus and/or equity incentives in a manner that they believe will appropriately motivate and reward our employees, including our executive officers.

Long-Term Incentive Compensation
     We believe that providing a portion of our total compensation package in stock options and RSUs aligns the incentives of our executive officers with the interests of our stockholders by creating an incentive for our executive officers to maximize stockholder value. The equity compensation program also is designed to encourage our executive officers to remain employed with us.
     At present, our long-term compensation program consists solely of the grant of stock options and RSUs subject to vesting conditions. We grant stock awards to our executive officers through the 2005 Plan. The 2005 Plan was established to provide our employees with an opportunity to participate, along with our other stockholders, in our long-term success and was designed to reward our employees for their hard work and commitment to the long-term success and growth of the Company. These stock awards are intended to produce significant value for each employee, including executive officers, if our performance is outstanding. The authority to make equity grants to executive officers rests with the Compensation Committee (subject to ratification by the Board). The Compensation Committee also considers the recommendations of Mr. King in determining stock option and RSU grant recommendations for other executive officers. Mr. King has the authority to make equity grants to employees below the level of Vice President, which are subsequently reviewed and ratified by the Board.
     The Compensation Committee has not granted, nor does it intend in the future to grant, equity compensation awards to executive officers in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock. Similarly, the Compensation Committee has not timed, nor does it intend in the future to time, the release of material nonpublic information based on equity award grant dates. Also, because new equity compensation awards that are not subject to performance-based vesting typically vest over a four-year period, the value to recipients of any immediate increase in the price of our stock following a grant will be attenuated.
     Under the 2005 Plan, initial grants of stock options are made to eligible new employees, including executive officers, in connection with their commencement of employment. All initial grants have four-year vesting, with the first 25% vesting after one year of service and the remainder of the stock options vesting ratably on a monthly basis thereafter over three additional years. The number of shares subject to an initial grant is determined based on a variety of factors, including market data collected regarding the equity grant ranges for peer companies, Radford surveys of all U.S.-based biotechnology companies and our goal to award grants to new executive officers such that when combined with other compensation, such total compensation is at approximately at the 50th — 75th percentile of total compensation of executive officers of peer companies. As noted above, the Compensation Committee also considers the recommendations of Mr. King in determining stock option grant recommendations for other executive officers.
     Since our initial public offering, we have made stock option grants based on the closing market value of our stock as reported on the Nasdaq Global Market on the date of grant. The value of the shares subject to our 2010 stock option grants to executive officers is reflected in the “Summary Compensation” and “2010 Grants of Plan-Based Awards” tables below.
     On January 21, 2011 (the “Commencement Date”), we initiated an offer that allowed employees, including our executive officers, the opportunity to exchange outstanding stock options to purchase shares of our common stock that were granted before January 21, 2011 with an exercise price that was equal to or greater than $2.37 per share, except for outstanding stock options that were subject to performance-based vesting conditions and were not fully vested as of the Commencement Date, for replacement stock options to purchase a reduced number of shares of our common stock at a fixed exercise price per share equal to the fair market value of our common stock on the date the replacement stock options were granted (the “Exchange Offer”). We initiated the Exchange Offer in order to enhance long-term stockholder value and maintain competitive employee compensation and incentive programs by repricing options that were substantially underwater and were no longer effective as performance and retention incentives. The replacement stock options were granted on February 22, 2011, the first business day after the expiration date of the Exchange Offer, with a fixed exercise price per share of $1.23, the fair market value of our common stock on the date the replacement stock option was granted. The replacement stock options were granted pursuant to our 2005 Plan.
     The exchange ratios of shares subject to cancelled eligible stock option grants to shares subject to replacement stock options issued ranged from 1.5-to-1 to 4-to-1. In general, the exchange ratios selected for the offer were intended to result in the issuance of replacement stock options that, in the aggregate, had a fair value estimated to be less than or equal to the fair value of the eligible stock option grants surrendered in the exchange as calculated using the Black-Scholes-Merton option-pricing model.

     The term of each replacement stock option is five years. No matter the vesting of the exchanged stock options, the replacement stock options are fully unvested. The replacement stock options vest 33% on February 22, 2012, with the balance of the shares vesting in a series of twenty-four successive equal monthly installments thereafter. If the continuous service (as defined in the 2005 Plan) of the holder of one or more replacement stock options terminates within three months prior to, or 12 months following, the effective date of a change in control due to (i) an involuntary termination (excluding death or disability) without cause, or (ii) a voluntary termination for good reason, the vesting and exercisability of such replacement stock options will be accelerated in full.
Severance and Change of Control Benefits
     Each of our executive officers has entered into an agreement which provides for severance benefits and for the acceleration of then unvested stock options and RSUs in the event of termination in connection with a change of control. Pursuant to the terms of the agreements, if the executive officer’s employment is terminated without cause or terminated by the executive officer for good reason within three months before or 12 months following a change of control, and the executive officer agrees to sign a general release of claims in favor of the Company, then the executive officer is entitled to the following benefits:
•	acceleration of vesting of all of the executive officer’s outstanding unvested stock options to purchase common stock and unvested RSUs;
•	payment in a lump sum of the executive officer’s annual base salary plus the greater of the bonus paid for the latest completed fiscal year or the target bonus for the year in which the notification of the executive officer’s termination of employment occurs; and
•	payment in a lump sum of an amount equal to the amount of the executive officer’s out of pocket costs to continue group health insurance benefits under COBRA for 18 months.
     If and to the extent that any payments in the context of a change of control are made to our executive officers who are party to these change of control agreements and the payments are equal to or exceed three times the average of that executive officer’s annual W-2 compensation for the five years preceding the change of control, the payments or benefits exceeding the five-year average will be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code and the non deductibility provisions imposed by Section 280G of the Internal Revenue Code. In such circumstances, we will make a gross-up payment to the executive officer to compensate the executive officer for all taxes imposed under Section 4999 and any related income taxes imposed under the Internal Revenue Code and state and local authorities for the gross-up payment, and we will not be permitted to deduct from our taxes the amount in excess of the five-year average of the compensation paid to the executive officer. For purposes of the change of control agreements, a change of control includes a sale of substantially all of our assets; a merger or consolidation in which we are not the surviving corporation if immediately thereafter our stockholders immediately prior thereto do not beneficially own more than 50% of the combined outstanding voting power of the surviving entity or more than 50% of the combined outstanding voting power of its parent, in each case in substantially the same proportions as their ownership of our outstanding voting securities immediately prior to such transaction; a reverse merger in which we are the surviving corporation but our outstanding shares of common stock immediately preceding the merger are converted by virtue of the merger into other property if immediately after the merger our stockholders immediately prior thereto do not own more than 50% of the combined outstanding voting power of the surviving entity or more than 50% of the combined outstanding voting power of its parent, in each case in substantially the same proportions as their ownership of our outstanding voting securities immediately prior to such transaction; or any transaction or series of related transactions in which our stockholders own less than 50% of voting power in the surviving corporation, other than transactions in which our primary purpose for selling stock is to raise capital for our operations and activities.
     In our industry, there is a high level of merger and acquisition activity, and the executive officers of companies engaged in merger and acquisition activity are often terminated or have their responsibilities reduced upon the change of control. We provide these benefits to ensure that, in the event of a change of control, our executive officers will not have any personal incentive to resist a change of control that is approved by our Board and stockholders and will be incentivized to remain with us through, and to facilitate, the closing of any such transaction. We believe this benefit is comparable to such severance benefits provided by companies in our industry and is appropriate and necessary to retain the individuals with the skills we believe are necessary for us to achieve our goals.

Other Benefits
     Our executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance, employee stock purchase plan and our 401(k) plan, in each case on the same basis as our other employees.
Perquisites
     James V. Cassella, Ph.D., our Senior Vice President, Research and Development was residing outside the San Francisco Bay Area (the “Bay Area”) at the time of his recruitment by the Company in 2004. In connection with Dr. Casella’s move, we provided him with a monthly housing supplement. Such supplement is more fully described in the section entitled “Indebtedness of Management and Related Agreements.” This amount is reflected in the Summary Compensation Table. The value for this perquisite to Dr. Cassella was $38,982 during 2010. Dr. Cassella ceased receiving the housing supplement beginning on January 1, 2011. We do not consider such arrangements to be a standard component of executive officer compensation.
Evolution of our Compensation Strategy
     Our compensation strategy is necessarily tied to our stage of development. Accordingly, the specific direction, emphasis and components of our executive officer compensation program continue to evolve in parallel with the evolution of our business strategy. Our Compensation Discussion and Analysis will, in the future, reflect these evolutionary changes. For example, in 2009 in light of the Company’s current cash needs and the difficult financial markets, we adopted the Performance Program to allow the Company to conserve cash resources by utilizing equity compensation as a major component of the program. For 2011, we adopted the 2011 Bonus Plan, under which awards will only become payable upon the achievement of goals that improve our cash position. Unlike the Performance Program, the 2011 Bonus Plan also includes cash to balance shorter-term incentives with the Performance Program, which is more heavily weighted toward equity. In 2011, our Compensation Committee will work with Radford to conduct a comprehensive review of our current compensation philosophy and past practices, benchmark us against our peers, and propose a going-forward, broad-based compensation and benefit strategy and executional tactics.
Accounting and Tax Considerations
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
     Section 162(m) of the Internal Revenue Code limits us to a deduction for federal income tax purposes of up to $1 million of compensation paid to certain named executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation.” Stock option awards under the 2005 Plan, to the extent our Board or the committee of our Board granting such stock awards is composed solely of “outside directors,” are performance-based compensation within the meaning of Section 162(m) and, as such, are fully deductible. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible. The Compensation Committee intends to continue to evaluate the effects of the compensation limits of Section 162(m) and to grant compensation awards in the future in a manner consistent with the best interests of our company and our stockholders.
Summary
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

Summary Compensation Table
     The following table sets forth for the fiscal years ended December 31, 2010, 2009 and 2008, respectively, the compensation awarded to or paid, or earned by, our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers for the year ended 2010. We refer to these persons as our “Named Executive Officers.”

				Stock	Non-Equity
			Stock	Option	Incentive Plan	All Other
		Salary	Awards	Awards	Compensation	Compensation		Total
Named Executive Officer and Principal Position	Year	($)	($)(1)	($)(1)	($)(2)	($)		($)
Thomas B. King	2010	466,970	—	—	—	—		466,970
President, Chief Executive Officer	2009	455,000	102,256	348,291	73,050	—		978,867
and Director	2008	455,000	—	424,843	87,142	24,806	(3)	991,791
James V. Cassella, Ph.D.	2010	328,932	—	—	—	38,982	(3)	367,914
Senior Vice President	2009	320,500	51,280	180,930	42,306	57,216	(3)	652,232
Research and Development	2008	320,500	—	159,714	48,944	75,717	(3)	604,875
August J. Moretti	2010	328,932	—	—	—	—		328,932
Senior Vice President, Chief Financial	2009	320,500	51,280	178,496	36,537	—		586,813
Officer, General Counsel and Secretary	2008	320,500	—	159,714	47,006	—		527,220
Michael J. Simms(4)	2010	322,706	—	—	—	—		322,706
Senior Vice President,	2009	320,500	51,280	168,613	42,306	—		582,699
Operations and Quality	2008	266,538	—	196,945	39,130	50,000	(5)	552,613
Mark K. Oki(6)	2010	223,854	82,571	126,406	—	—		432,832
Vice President, Finance, Controller, and Principal Accounting Officer

(1)	Represents aggregate grant date fair value. For awards subject to performance conditions, the amount in the table represents the maximum value assuming the AZ-004 NDA is approved, consistent with our accounting estimates of compensation cost under FASB ASC Topic 718. There are no assurances that our AZ-004 NDA will be approved.

(2)	Represents cash bonuses earned under the Performance Program and 2008 Performance Bonus Program in the year set forth in table and paid in the following year. See “Compensation Discussion and Analysis — Cash and Long-Term Incentive Compensation — Annual Cash and Equity Incentive Bonuses — 2009-2010 Performance Based Incentive Program” for a description of the terms of the Performance Program.

(3)	Represents monthly housing supplement payments provided to the respective Named Executive Officer. See “Item 13. Certain Relationships and Related Transactions and Director Independence” for further discussion.

(4)	Mr. Simms joined the Company on February 25, 2008.

(5)	Represents a sign-on bonus paid to Mr. Simms upon the start of his employment with the Company.

(6)	Mr. Oki was appointed Principal Accounting Officer on May 18, 2010.

2010 Grants of Plan-Based Awards Table
     The following table sets forth information with respect to our stock options and RSUs granted during the fiscal year ended December 31, 2010 to each of the Named Executive Officers. Stock options were incentive and nonqualified stock options granted under our 2005 Plan. All stock options were granted at an exercise price equal to the fair market value of our common stock on the date of grant. The stock option and RSU vesting will accelerate in full in certain circumstances after a change of control.

						All Other
						Stock		Grant
						Option		Date
		Estimated Future				Awards:	Exercise	Fair
		Payouts Under				Number of	or Base	Value of
		Equity Incentive				Securities	Price of	Stock and
		Plan Awards(1)				Underlying	Option	Stock Option
	Grant	Target		Maximum		Options	Awards	Awards
Named Executive Officer	Date	(#)		(#)		(#)	($/Share)	($)
Thomas B. King		—	(5)	—	(5)	—	—	—

James Cassella, Ph.D.		—	(6)	—	(6)	—	—	—

August J. Moretti		—	(6)	—	(6)	—	—	—

Michael J. Simms		—	(6)	—	(6)	—	—	—

Mark K. Oki	1/26/2010	—		—		40,000	2.38	65,300 (2)
	3/25/2010	32,571	(7)	32,571	(7)	—	2.76	61,106 (3)
	3/25/2010	29,917	(8)	29,917	(8)	—	—	82,571 (4)

(1)	These columns sets forth the target and maximum amounts of each Named Executive Officer’s annual cash and equity incentive bonus awards for grants made during the year ended December 31, 2010 under the Performance Program. There are no minimum threshold amounts. Bonuses are paid out in a combination of 30% cash, 40% RSUs and 30% in stock options to purchase Alexza common stock. See “Compensation Discussion and Analysis — Cash and Long-Term Incentive Compensation — Annual Cash and Equity Incentive Bonuses — 2009-2010 Performance Based Incentive Program” for a description of the terms of the Performance Program and the actual awards earned by the Named Executive Officers for the year ended December 31, 2010.

(2)	Represents the grant date fair value of stock options granted to Mr. Oki upon his promotion to Vice President, Finance.

(3)	Represents the grant date fair value of stock options granted under the Performance Program. See “Compensation Discussion and Analysis — Cash and Long-Term Incentive Compensation — Annual Cash and Equity Incentive Bonuses — 2009-2010 Performance Based Incentive Program” for a description of the terms of the Performance Program and the actual awards earned by Mr. Oki for the year ended December 31, 2010. For awards subject to performance conditions, the amount in the table represents the maximum value assuming the AZ-004 NDA is approved, consistent with our accounting estimates of compensation cost under FASB ASC Topic 718. There are no assurances that our AZ-004 NDA will be approved.

(4)	Represents the grant date fair value of RSUs granted under the Performance Program. See “Compensation Discussion and Analysis — Cash and Long-Term Incentive Compensation — Annual Cash and Equity Incentive Bonuses — 2009-2010 Performance Based Incentive Program” for a description of the terms of the Performance Program and the actual awards earned by Mr. Oki for the year ended December 31, 2010.

(5)	In December 2009, Mr. King became entitled to receive 91,135 RSUs. These RSUs were granted on January 3, 2011.

(6)	In December 2009, Dr. Cassella, and Messrs. Moretti and Simms became entitled to each receive 45,582 RSUs. These RSUs were granted on January 3, 2011.

(7)	Consists of a stock option to purchase 32,571 shares of Alexza common stock at an exercise price of $2.76.

(8)	Consists of 29,917 RSUs.

2010 Outstanding Equity Awards Value at Fiscal Year-End Table
     The following table includes certain information with respect to the value of all unexercised stock options previously awarded to our Named Executive Officers through the fiscal year ended December 31, 2010. The number of securities underlying unexercised stock options at December 31, 2010 includes stock options granted under our stockholder approved equity incentive plans.
     In accordance with the Performance Program, in December 2009, Mr. King became entitled to receive 91,135 RSUs and Dr. Cassella and Messrs. Moretti and Simms became entitled to each receive 45,582 RSUs. All of such RSUs vest completely upon the achievement of the Second Milestone. These RSUs were granted on January 3, 2011.

	Option Awards						Stock Awards
										Equity
									Equity	Incentive
									Incentive	Plan
			Equity						Plan	Awards:
			Incentive						Awards:	Market or
			Plan Awards:					Market	Number of	Payout Value
	Number of	Number of	Number of				Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities				Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying				Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Stock Option			Stock That	Stock That	Rights That	Rights That
	Stock Options	Stock Options	Unearned	Exercise		Stock Option	Have Not	Have Not	Have Not	Have Not
	Exercisable	Unexercisable	Stock Options	Price		Expiration	Vested	Vested	Vested	Vested
Named Executive Officer	(#)	(#)	(#)	($)		Date	(#)	($)	(#)	($)
Thomas B. King	272,728	—	—	8.00	(1)(6)	7/30/2013	—	—	—	—
	154,696	—	—	1.10	(1)	12/15/2014	—	—	—	—
	27,122	—	—	8.00	(1)(6)	12/15/2014	—	—	—	—
	81,000	—	—	7.20	(1)(6)	8/29/2016	—	—	—	—
	7,378	—	—	7.50	(2)(6)	1/4/2018	—	—	—	—
	92,280	62,720	—	4.35	(1)(6)	7/9/2018	—	—	—	—
	57,877	—	—	2.81	(2)(6)	1/22/2019	—	—	—	—
	54,535	—	—	2.10	(3)	2/24/2019	—	—	—	—
	—	—	99,219	2.37	(3)	12/28/2019	—	—	—	—

James V. Cassella, Ph.D.	109,090	—	—	8.00	(1)(7)	7/8/2014	—	—	—	—
	27,119	—	—	1.38	(1)	9/1/2015	—	—	—	—
	3,185	—	—	6.88	(1)(7)	12/7/2015	—	—	—	—
	16,517	—	—	8.00	(1)(7)	9/1/2015	—	—	—	—
	39,000	—	—	7.20	(1)(7)	8/29/2016	—	—	—	—
	2,856	—	—	11.70	(2)(7)	1/04/2017	—	—	—	—
	38,437	6,563	—	8.89	(1)(7)	7/24/2017	—	—	—	—
	4,696	—	—	7.50	(2)(7)	1/4/2018	—	—	—	—
	33,229	21,771	—	4.35	(1)(7)	7/9/2018	—	—	—	—
	32,508	—	—	2.81	(2)(7)	1/22/2019	—	—	—	—
	27,276	—	—	2.10	(3)	2/24/2019	—	—	—	—
	—	—	49,626	2.37	(3)	12/28/2019	—	—	—	—

August J. Moretti	17,728	—	—	1.10	(1)	10/28/2014	—	—	—	—
	82,727	—	—	1.38	(1)	4/14/2015	—	—	—	—
	18,181	—	—	6.88	(1)(8)	12/7/2015	—	—	—	—
	39,000	—	—	7.20	(1)(8)	8/29/2016	—	—	—	—
	2,856	—	—	11.70	(2)(8)	1/04/2017	—	—	—	—
	38,437	6,563	—	8.89	(1)(8)	7/24/2017	—	—	—	—
	4,696	—	—	7.50	(2)(8)	1/4/2018	—	—	—	—
	33,229	21,771	—	4.35	(1)(8)	7/9/2018	—	—	—	—
	31,220	—	—	2.81	(2)(8)	1/22/2019	—	—	—	—
	27,277	—	—	2.10	(3)	2/24/2019	—	—	—	—
	—	—	49,626	2.37	(3)	12/28/2019	—	—	—	—

Michael J. Simms	123,958	51,042	—	6.24	(1)(9)	2/25/2018	—	—	—	—
	25,989	—	—	2.81	(2)(9)	1/22/2019	—	—	—	—
	27,277	—	—	2.10	(3)	2/24/2019	—	—	—	—
	—	—	49,626	2.37	(3)	12/28/2019	—	—	—	—

Mark K. Oki	20,000	—	—	8.92	(1)(10)	4/24/2016	—	—	—	—
	636	—	—	11.70	(2)(10)	1/4/2017	—	—	—	—
	1,434	—	—	7.50	(2)(10)	1/4/2018	—	—	—	—
	4,531	2,969	—	4.35	(1)(10)	7/9/2018	—	—	—	—
	7,323	—	—	2.81	(2)(10)	1/22/2019	—	—	—	—
	2,656	4,844	—	1.73	(1)	6/12/2019	—	—	—	—
	—	40,000	—	2.38	(1)(10)	1/26/2020	—	—	—	—
	—	—	32,571	2.76	(3)	3/25/2020	—	—	—	—
	—	—	—	—		—	834 (4)	1,043	—	—
	—	—	—	—		—	—	—	29,917 (5)	37,396

(1)	Stock option award vests 25% upon the first anniversary of the stock option’s grant date and the remaining 75% in equal monthly installments over the next 36 months, subject to the grantee’s continued employment with Alexza through such vesting dates.

(2)	Stock option award vests 50% on the date of grant and 50% on the one year anniversary of the grant date, subject to the grantee’s continued employment with Alexza through such vesting dates.

(3)	Stock option award vests 50% upon attaining certain performance goals and 50% on the one year anniversary of attaining the performance goal, subject to the grantee’s continued employment with Alexza through such vesting dates.

(4)	RSUs vest 25% upon each anniversary of the award’s grant date, subject to the grantee’s continued employment with Alexza through such vesting date.

(5)	RSUs vest upon the achievement of the Second Milestone, in accordance with the Performance Program.

(6)	On February 22, 2011, stock option awards to purchase 601,105 shares of our common stock at an average price of $6.45 per share were exchanged for stock option awards to purchase an aggregate 213,143 shares of the company’s common stock at a price of $1.23 per share. The term of each replacement stock option is five years. The replacement stock options are fully unvested and become 33% vested on February 22, 2012, with the balance of the shares vesting in a series of twenty-four successive equal monthly installments thereafter.

(7)	On February 22, 2011, stock option awards to purchase 307,852 shares of our common stock at an average price of $6.84 per share were exchanged for stock option awards to purchase an aggregate 104,258 shares of our common stock at a price of $1.23 per share. The term of each replacement stock option is five years. The replacement stock options are fully unvested and become 33% vested on February 22, 2012, with the balance of the shares vesting in a series of twenty-four successive equal monthly installments thereafter.

(8)	On February 22, 2011, stock option awards to purchase 195,953 shares of our common stock at an average price of $6.13 per share were exchanged for stock option awards to purchase an aggregate 75,746 shares of our common stock at a price of $1.23 per share. The term of each replacement stock option is five years. The replacement stock options are fully unvested and become 33% vested on February 22, 2012, with the balance of the shares vesting in a series of twenty-four successive equal monthly installments thereafter.

(9)	On February 22, 2011, stock option awards to purchase 200,989 shares of our common stock at an average price of $5.80 per share were exchanged for stock option awards to purchase an aggregate 61,076 shares of our common stock at a price of $1.23 per share. The term of each replacement stock option is five years. The replacement stock options are fully unvested and become 33% vested on February 22, 2012, with the balance of the shares vesting in a series of twenty-four successive equal monthly installments thereafter.

(10)	On February 22, 2011, stock option awards to purchase 76,893 shares of our common stock at an average price of $4.49 per share were exchanged for stock option awards to purchase an aggregate 40,817 shares of our common stock at a price of $1.23 per share. The term of each replacement stock option is five years. The replacement stock options are fully unvested and become 33% vested on February 22, 2012, with the balance of the shares vesting in a series of twenty-four successive equal monthly installments thereafter.

Stock Option Exercises and Stock Vested
     The following table includes certain information with respect to the stock options exercised by our Named Executive Officers during the fiscal year ended December 31, 2010.

Stock Option Awards
	Number of Shares	Value Realized on
Named Executive Officer	Acquired on Exercise	Exercise ($)
Thomas B. King	—	—
James V. Cassella, Ph.D.	—	—
August J. Moretti	10,000	21,200
Michael J. Simms	—	—
Mark K. Oki	—	—
     The following table includes certain information with respect to the RSUs released to our Named Executive Officers during the fiscal year ended December 31, 2010.

Restricted Stock Units
	Number of Shares	Gross Value Realized
Named Executive Officer	Acquired on Vesting	on Vesting ($)
Thomas B. King	—	—
James V. Cassella, Ph.D.	—	—
August J. Moretti	—	—
Michael J. Simms	—	—
Mark K. Oki	417	1,188
2010 Director Compensation Table
     Through 2008, non-employee directors were entitled to a retainer of $30,000 per year (the “Retainer Fee”). Each non-employee director was also entitled to a meeting fee of $2,500 for each regularly scheduled Board meeting attended in person ($500 for meetings attended by video or telephone conference) and $1,000 for each committee meeting attended in person ($500 for meetings attended by video or telephone conference) (the “Participation Fees”). In addition, the lead director and the Chair of the Audit and Ethics Committee were entitled to an additional retainer of $5,000 per year and the Chair of the Compensation Committee and the Corporate Governance and Nominating Committee were entitled to receive an additional retainer of $2,500 per year (the “Chair Fees” and collectively with the Retainer Fee and Participation Fees, the “Director Fees”).
     Beginning in 2009, non-employee directors were granted RSUs under the 2005 Plan in lieu of the estimated Director Fees. The RSUs for the 2010 Director Fees were granted on January 26, 2010. The number of RSUs granted to each non-employee director was determined by taking the sum of the Retainer Fee, Chair Fees and estimated 2010 Participation Fees divided by $2.38, the closing price of a share of our common stock on January 26, 2010, the date the Board granted such RSUs. The RSUs vested on January 26, 2011. On July 21, 2010, upon his joining the Board, Mr. Turner received RSUs in lieu of his 2010 Director Fees. The number of RSUs was determined by taking a prorated portion of the sum of the Retainer Fee, Chair Fees and estimated 2010 Participation Fees divided by $2.80, the closing price of a share of our common stock on July 21, 2010. No additional amounts are currently payable for committee participation or special assignments.
     Beginning in 2011, the Retainer Fee was increased to $40,000 per year. The annual retainers for the lead director and the Chair of the Audit and Ethics Committee were increased to $18,000 per year, the annual retainer for the Chair of the Compensation Committee was increased to $10,000 per year, and the annual retainer for the Chair of the Nominating and Corporate Governance Committee was increased to $5,000. All Participation Fees were eliminated in 2011.
     Into 2010, non-employee directors also received nondiscretionary, automatic grants of stock options to purchase 25,000 shares of our common stock upon joining the Board (the “Initial Grant”) and nondiscretionary, automatic grants of stock options to purchase 6,250 shares of our common stock each year (the “Annual Grant”) pursuant to our 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Effective September 23, 2010, the size of the Initial Grant was increased to 30,000 shares of our common stock and the Annual Grant was changed to represent a fair market value of $40,000, as determined by the then-current Black-Scholes value, with possible reductions in grant size due to stock option pool size limitations.
     Both the Initial Grants and the Annual Grants vest ratably over four years on a monthly basis, provided the director continues as a member of our Board. Upon a change of control, each stock option granted to a non-employee director will vest in full immediately and automatically.
     The following table provides compensation information for the one-year period ended December 31, 2010 for each member of our Board:

	Restricted Stock	Stock Option
	Unit Awards	Awards	Total
Name	($)(2)	($)(2)	($)
Thomas B. King(1)	—	—	—
Hal V. Barron, M.D., F.A.C.C.	45,001	14,770	59,771
Andrew L. Busser	45,001	14,770	59,771
Samuel D. Colella	47,500	14,770	62,270
Alan D. Frazier	49,999	14,770	63,769
Deepika R. Pakianathan, Ph.D.	45,001	14,770	59,771
J. Leighton Read, M.D.	45,001	14,770	59,771
Gordon Ringold, Ph.D.	45,001	14,770	59,771
Isaac Stein	52,500	14,770	67,270
Joseph L. Turner	29,411	46,368	75,779

(1)	See Summary Compensation Table for disclosure related to Mr. King, who is also one of our Named Executive Officers.

(2)	Amounts represent the full grant date fair value of the RSUs and stock options granted to each Board member.

Mr. Turner was not eligible for the Annual Grant in 2010 as Mr. Turner joined the Board in July 2010, at which time he received an Initial Grant to purchase 25,000 shares of our common stock.
     The following table includes certain information with respect to the value of all unexercised stock options previously awarded to our non employee directors through the fiscal year ended December 31, 2010. The securities underlying unexercised stock options and unvested RSUs at December 31, 2010 were granted under our stockholder approved equity incentive plans.

		Number of
	Number of	Securities
	Securities	Underlying
	Underlying	Unvested
	Unexercised	Restricted Stock
Name	Stock Options	Unit Awards
Thomas B. King(1)	—	—
Hal V. Barron, M.D., F.A.C.C.	37,500	18,908
Andrew L. Busser	31,250	18,908
Samuel D. Colella	50,000	19,958
Alan D. Frazier	50,000	21,008
Deepika R. Pakianathan, Ph.D.	50,000	18,908
J. Leighton Read, M.D.	50,000	18,908
Gordon Ringold, Ph.D.	50,000	18,908
Isaac Stein	50,000	22,059
Joseph L. Turner	25,000	10,504

(1)	See 2010 Outstanding Equity Awards Value at Fiscal Year-End Table for disclosure related to Mr. King, who is also one of our Named Executive Officers.

2010 Potential Payments Upon Termination or Change of Control
     The amount of compensation and benefits payable to each of our Named Executive Officers, as described under the section entitled “Severance and Change of Control Benefits,” above, in various termination situations has been estimated in the tables below. The actual amount of compensation and benefits payable in any termination event can only be determined at the time of the termination of our Named Executive Officer’s employment with us. The following table outlines the amount payable assuming a termination date of December 31, 2010.

	Change of Control			No Change of Control
		Equity	HealthCare		Equity	Health Care
	Salary	Acceleration	Benefits	Salary	Acceleration	Benefits
Name	($)(1)	($)(2)	($)(3)	($)	($)	($)
Thomas B. King	471,380	16	30,226	—	—	—
James V. Cassella, Ph.D.	411,727	8	30,226	—	—	—
August J. Moretti	411,727	8	22,756	—	—	—
Michael J. Simms	411,727	8	30,525	—	—	—
Mark K. Oki	283,745	38,465	30,226	—	—	—

(1)	Includes one year salary plus the cash portion of the 2010 target bonus.

(2)	Value of the Named Executive Officer’s unvested stock options, as computed using the Black-Scholes valuation model, assuming all stock options were fully vested as of December 31, 2010.

(3)	Includes a lump sum payment for 18 months of continued healthcare coverage.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth the beneficial ownership of the Company’s common stock as of February 28, 2011 by (i) each stockholder that is known by the Company to beneficially own more than 5% of the common stock, (ii) each of the Company’s Named Executive Officers, (iii) each director and (iv) all Named Executive Officers and directors as a group.
     Percentage of ownership is based upon 59,934,397 shares outstanding as of February 28, 2011. Beneficial ownership is calculated based upon SEC requirements. All shares of common stock subject to stock options, RSUs, or warrants currently exercisable or exercisable within 60 days after February 28, 2011 are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such stock options, RSUs, or warrants, but are not deemed to be outstanding for computing the percentage of ownership of any other person. Unless otherwise indicated below, the Company believes each stockholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

		Shares
		Issuable
		Pursuant
		to Stock Options,
		RSUs or Warrants
		Exercisable	Percentage
	Number of	Within 60	of Shares
	Shares	Days of	Beneficially
Beneficial Owner	Outstanding	February 28, 2011	Owned(1)
5% Stockholders
Entities affiliated with Symphony Capital Partners LP(2)	6,724,000	3,362,000	15.93%

Named Executive Officers and Directors
Thomas B. King(3)	196,367	267,421	*
James V. Cassella, Ph.D.(4)	12,219	54,396	*
August J. Moretti(5)	47,109	127,732	*
Michael J. Simms(6)	30,727	27,277	*
Mark K. Oki(7)	416	3,281	*
Hal V. Barron, M.D., F.A.C.C.	34,922	25,259	*
Andrew, L. Busser	22,912	11,327	*
Samuel D. Colella(8)	2,219,990	40,102	3.77%
Alan D. Frazier(9)	2,221,929	40,102	3.77%
Deepika R. Pakianathan, Ph.D.(10)	996,265	40,102	1.73%
J. Leighton Read, M.D.	34,922	40,102	*
Gordon Ringold, Ph.D.(11)	142,477	40,102	*
Isaac Stein(12)	158,395	40,102	*
Joseph L. Turner	10,504	4,687	*
All directors and Named Executive Officers as a group (14 persons)(13)	6,129,154	761,992	11.35%

*	Less than 1% of our outstanding common stock.

(1)	This table is based upon information supplied by Named Executive Officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.

(2)	Includes 6,280,742 shares and a warrant to purchase 3,140,372 shares held by Symphony Capital Partners, L.P. (“SCP LP”) and 443,258 shares and a warrant to purchase 221,628 shares held by Symphony Strategic Partners LLC. Symphony GP, LLC (“SGP LLC”) is the general partner of Symphony Capital GP, L.P. (“SC GP LP”), which is the general partner of SCP L.P. Mark Kessel and Harri V. Taranto are managing members of SGP LLC and Symphony Strategic Partners LLC (together, with SCP LP and SC GP LP, the “Symphony Entities”). Mr. Kessel, Mr. Taranto and the Symphony Entities have the right to appoint one representative to the Board and have appointed Andrew L. Busser to hold such position. Mr. Kessel, Mr. Taranto and the Symphony Entities have shared voting and dispositive control over all shares and warrants held by the Symphony Entities. Mr. Kessel and Mr. Taranto disclaim beneficial ownership of the shares and warrants held by the Symphony Entities except to the extent of their pecuniary interest therein. The address for the Symphony Entities is 875 Third Avenue, 3rd Floor, New York, NY 10022.

(3)	Includes 11,190 shares held by Mr. King. Includes 185,177 shares held by the Thomas and Beth King 2000 Family Trust,

of which Mr. King and his spouse are trustees and have shared voting and dispositive powers over the shares. Includes a warrant to purchase 58,190 shares held by Mr. King. Excludes 91,135 RSUs held by Mr. King that will not vest within 60 days of February 28, 2011.

(4)	Excludes 45,582 RSUs held by Dr. Cassella that will not vest within 60 days of February 28, 2011.

(5)	Excludes 45,582 RSUs held by Mr. Moretti that will not vest within 60 days of February 28, 2011.

(6)	Excludes 45,582 RSUs held by Mr. Simms that will not vest within 60 days of February 28, 2011.

(7)	Excludes 30,752 RSUs held by Mr. Oki that will not vest within 60 days of February 28, 2011.

(8)	Includes 36,862 shares held by Mr. Colella. Includes 2,153,442 shares held by Versant Venture Capital II, L.P., 10,440 shares held by Versant Affiliates Fund II-A, L.P. and 19,246 shares held by Versant Side Fund II, L.P. (collectively the “Versant Funds”). Mr. Colella is a managing director of Versant Ventures II, LLC, which is the general partner of each of the Versant Funds, and he shares voting and investment power over the shares held by these entities. He disclaims beneficial ownership of the shares held by these entities, except to the extent of his proportionate pecuniary interest therein.

(9)	Includes 38,802 shares held by Mr. Frazier. Includes 583,931 shares held by Frazier Healthcare III, L.P., 1,586,752 shares held by Frazier Healthcare IV, L.P., 4,390 shares held by Frazier Affiliates III, L.P. and 8,054 shares held by Frazier Affiliates IV, L.P. (collectively the “Frazier Funds”). Mr. Frazier is the president and controlling stockholder of Frazier and Company, Inc., the managing director of FHM III, LLC, which is the general partner of Frazier Healthcare III, L.P. and Frazier Affiliates III, L.P., and he shares voting and investment power over the shares held by these entities. He is also a managing member of FHM IV, LLC, which is the general partner of FHM IV, LP, which is the general partner of Frazier Healthcare IV, L.P. and Frazier Affiliates IV, L.P., and he shares voting and investment power over the shares held by those entities. He disclaims beneficial ownership of the shares held by these entities, except to the extent of his proportionate pecuniary interest therein.

(10)	Includes 6,587 shares held by Dr. Pakianathan. Includes 979,880 shares held by Delphi Ventures VI, L.P. and 9,798 shares held by Delphi BioInvestments VI, L.P. (together, the “Delphi Funds”). Dr. Pakianathan is a managing member of Delphi Management Partners VI, LLC, which is the general partner of each of the Delphi Funds, and she shares voting and investment power over the shares held by these entities. She disclaims beneficial ownership of the shares held by these entities, except to the extent of her proportionate pecuniary interest therein.

(11)	Includes 116,925 shares held by Dr. Ringold. Includes 9,276 shares held by the Gordon Ringold and Tanya Zarucki 1999 Reversible Trust, of which Dr. Ringold and his spouse are trustees, 9,276 shares held by Gordon Ringold and Tanya Zarucki and 7,000 shares held by the Vivian Robb Trust, of which Dr. Ringold is trustee, with respect to all of such shares Dr. Ringold shares voting and investment powers.

(12)	Includes 158,395 shares held by The Stein 1995 Revocable Trust, of which Mr. Stein and his spouse are trustees, with respect to all of such shares Mr. Stein shares voting and investment powers.

(13)	See notes (3) through (12).

Securities Authorized For Issuance Under Equity Compensation Plans
     We maintain the 2005 Plan, the Directors’ Plan and our 2005 Employee Stock Purchase Plan (the “ESPP”) pursuant to which we may grant equity awards to eligible persons.
     The following table gives information about equity awards under the 2005 Plan, the Directors’ Plan and the ESPP as of December 31, 2010.

	(a)	(b)
	Number of Securities	Weighted-Average	(c)
	to be Issued upon	Exercise Price of	Number of Securities Remaining
	Exercise of	Outstanding	Available for Future Issuance
	Outstanding Stock	Stock Options,	Under Equity Compensation
	Options,	Warrants	Plans (Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a))
Equity compensation plans approved by security holders	5,920,593	$3.60	324,309	(1)(2)
Equity compensation plans not approved by security holders	—	—	—
Total	5,920,593	$3.60	324,309

(1)	The 2005 Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 2005 Plan increases by a number equal to the least of (i) 1,000,000 shares, (ii) 2% of the outstanding shares on December 31 of the preceding calendar year, or (iii) an amount determined by the Board.

The Directors’ Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the Directors’ Plan increases by the number of shares subject to stock options granted during the preceding calendar year less the number of shares that revert back to the share reserve during the preceding calendar year.

The ESPP incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the ESPP increases by a number equal to the least of (i) 250,000 shares, (ii) 1% of the outstanding shares on December 31 of the preceding calendar year, or (iii) an amount determined by the Board.

(2)	Of these shares, 149,273 shares remain available as of December 31, 2010 under the 2005 Plan, 175,000 shares under the Directors’ Plan and 36 under the ESPP.
Item 13. Certain Relationships and Related Transactions and Director Independence
Indebtedness of Management and Related Agreements
     In connection with the employment of James V. Cassella, Ph.D., our Senior Vice President, Research and Development, we agreed to pay Dr. Cassella a monthly housing supplement, net of taxes, during his employment with us of $4,000 for the first year after his move to the Bay Area, $3,000 for the second year, $2,000 for the third year and $1,000 for the fourth year. Dr. Cassella began to receive his monthly housing supplement in January 2005. In December 2007, we revised Dr. Cassella’s monthly housing supplement payment, net of taxes, to $4,000 for the first year of the amended term beginning January 1, 2008, $3,000 for the second year, and $2,000 for the third year. The amount of all such payments due to Dr. Cassella on or after January 1, 2010 was $38,982, which included income taxes paid on his behalf by Alexza.
     In December 2006, we entered into a transaction involving a series of related agreements providing for the financing of additional clinical and nonclinical development of certain product candidates. Pursuant to the agreements, Symphony Capital LLC and other investors (“the Allegro Investors”), invested $50 million to form Symphony Allegro, Inc. (“Symphony Allegro”), to fund additional clinical and nonclinical development. In August 2009, we completed the acquisition of Symphony Allegro through the exercise of an option to acquire all of the outstanding equity of Symphony Allegro, as amended in June 2009. In exchange for all of the outstanding shares of Symphony Allegro, we: (i) issued to the Allegro Investors 10 million shares of common stock; (ii) issued to the Allegro Investors five-year warrants to purchase 5 million shares of common stock at an exercise price of $2.26 per share and canceled the previously outstanding warrants to purchase 2 million shares of common stock held by the Allegro Investors; and (iii) agreed to pay certain percentages of cash payments that may be generated from future partnering transactions for AZ-004, AZ-104 and/or AZ-002, the product candidates that were licensed to Symphony Allegro. Andrew Busser, who became a member of our Board on September 23, 2009, is a partner and managing member of Symphony Capital, LLC. The approximate value of the acquisition, as computed in accordance with U.S. generally accepted accounting principles, was $52,940,000 and the approximate value of Mr. Busser’s interest in the transaction was $90,506. In February 2010, we paid to Symphony Allegro Holdings LLC (“Holdings”) $7.5 million of the total proceeds that were received from Biovail Laboratories International SRL (“Biovail”) pursuant to certain license and supply agreements. The approximate value of Mr. Busser’s interest in such transaction was $12,822. On October 18, 2010, Biovail notified us of its intention to terminate such agreements. However, Holdings will be entitled to receive a portion of future payments we may receive pursuant to future partnering transactions for AZ-004, AZ-104 and/or AZ-002.
     The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings that he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Restated Certificate of Incorporation and Bylaws.
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
     Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit and Ethics Committee (or, where Audit and Ethics Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, we rely on information supplied by our executive officers and directors. In considering related-person transactions, the Audit and Ethics Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit and Ethics Committee look at, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of us and our stockholders, as the Audit and Ethics Committee determines in the good faith exercise of its discretion.
Independence of the Board of Directors
     As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq, as in effect from time to time.
     Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board has affirmatively determined that the following eight directors are independent directors within the meaning of the applicable Nasdaq listing standards: Dr. Barron, Mr. Colella, Mr. Frazier, Dr. Pakianathan, Dr. Read, Dr. Ringold, Mr. Turner and Mr. Stein. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company.

Item 14. Principal Accountant Fees and Services
     In connection with the audit of the 2010 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP which sets forth the terms by which Ernst & Young LLP will perform audit services for the Company. That agreement is subject to alternative dispute resolution procedures.
     The following table presents aggregate fees billed for professional audit services rendered by Ernst & Young LLP for the audit of our annual consolidated financial statements for the years ended December 31, 2010 and 2009, and aggregate fees billed for other services rendered by Ernst & Young LLP during those periods.

	2010	2009
Audit fees(1)	$975,659	$898,190
Tax fees(2)	40,000	34,940
All other fees	—	—

Total	$1,015,659	$933,130

(1)	Audit fees consisted of professional services rendered by Ernst & Young LLP for the integrated audits of our annual consolidated financial statements, including the audit of the consolidated financial statements, the audit of internal control over financial reporting, the review of unaudited interim consolidated financial statements included in our quarterly reports on Form 10-Q, consultation regarding financial accounting and reporting standards billed as audit services, as well as assistance with and review of our Registration Statement filings on Form S-1, Form S-3 and Form S-8 filed with the SEC. During 2009, these fees also included assistance with and review of our filings with the SEC pertaining to our acquisition of Symphony Allegro, Inc.

(2)	Tax fees consisted of income tax return preparation fees.
Pre-approval Policies and Procedures
     Consistent with SEC policies regarding auditor independence, the Audit and Ethics Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit and Ethics Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.
     Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will discuss with the Audit and Ethics Committee the services expected to be rendered by the independent registered public accounting firm during that year for each of four categories of services.
     1. Audit services include audit work performed in the preparation of financial statements and internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including consultation regarding the proper application of financial accounting and/or reporting standards.
     2. Audit related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions and special procedures required to meet certain regulatory requirements.
     3. Tax services include all services performed by the independent registered public accounting firm’s tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, tax advice and tax return preparation. The Company retains its independent registered public accounting firm for corporate income tax return preparation.
     4. Other services include those associated with services not captured in the other categories. The Company generally does not request such services from the independent registered public accounting firm.
     Prior to engagement, the Audit and Ethics Committee pre-approves all audit and permissible non-audit services to be provided by its independent registered public accounting firm.

     The Audit and Ethics Committee pre-approved all audit related, tax and other services rendered in 2010 and did not rely on the waiver of pre-approval requirement provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X promulgated under the Exchange Act.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) 1. Financial Statements
     See Index to Financial Statements under Item 8 on page 61.
     (a) 2. Financial Statement Schedules
     All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.
     (a) 3. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description of Document
3.5	Restated Certificate of Incorporation(1)

3.7	Amended and Restated Bylaws(1)

3.8	Amendment to Amended and Restated Bylaws(5)

4.1	Specimen Common Stock Certificate(1)

4.2	Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)

10.1	Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(9)*

10.2	Form of Change of Control Agreement*(15)

10.3	2005 Equity Incentive Plan(7)*

10.4	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)*

10.5	2005 Non-Employee Directors’ Stock Option Plan(1)

10.6	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)

10.7	2005 Employee Stock Purchase Plan(1)*

10.8	Form of Offering Document to 2005 Employee Stock Purchase Plan(1)*

10.9	Development Agreement between Registrant and Autoliv ASP, Inc. dated October 3, 2005(1)

10.10	Master Security Agreement between Registrant and General Electric Capital Corporation dated May 17, 2005, as amended on May 18, 2005(1)

10.11	Promissory Note between Registrant and General Electric Capital Corporation dated June 15, 2005(1)

10.12	Promissory Note between Registrant and General Electric Capital Corporation dated August 24, 2005(1)

10.13	Warrant to Purchase shares of Series B Preferred Stock issued to Silicon Valley Bank dated March 20, 2002(1)

10.14	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated January 7, 2003, as amended on March 4, 2003(1)

10.15	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 19, 2003(1)

10.16	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated April 7, 2004(1)

10.17	Lease Agreement between the Brittania, LLC and Registrant dated August 25, 2006(2)

10.18	First Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated May 4, 2007(3)

10.19†	Second Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated August 28, 2007(4)

10.20†	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007(5)

10.21	Offer Letter between Registrant and Michael Simms, dated January 23, 2008(5)

10.22	Stock and Warrant Purchase Agreement between Registrant and Biomedical Investment Fund Pte Ltd., dated March 26, 2008(6)

10.23	Warrant to Purchase shares of Common Stock issued to Biomedical Investment Fund Pte Ltd. dated March 27, 2008(6)

10.24	Form of Notice of Grant of Award and Stock Unit Award Agreement to 2005 Equity Incentive Plan(15)

Exhibit
Number	Description of Document
10.25	2009-2010 Performance Based Incentive Program*(10)

10.26	Amended and Restated Purchase Option Agreement by and among Registrant, Symphony Allegro Holdings LLC and Symphony Allegro, Inc. dated June 15, 2009*(11)

10.27	Warrant Purchase Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(11)

10.28	Amended and Restated Registration Rights Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(11)

10.29	Form of Amendment to Change of Control Agreement*(12)

10.30	Form of Warrants to Purchase Shares of Common Stock, dated August 26, 2009(13)

10.31	Letter Agreement among Registrant, Symphony Allegro Holdings LLC, Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC, dated August 26, 2009(13)

10.32	Securities Purchase Agreement by and among Registrant and the purchasers identified therein, dated September 29, 2009(14)

10.33	Form of Warrants to Purchase shares of Common Stock, dated October 5, 2009(14)

10.34†	Collaboration and License Agreement between Registrant and Biovail Laboratories International SRL dated February 9, 2010(16)

10.35†	Manufacture and Supply Agreement between Registrant and Biovail Laboratories International SRL dated February 9, 2010(16)

10.36	Loan and Security Agreement between Registrant and Hercules Technology Growth Capital, Inc. dated May 4, 2010(17)

10.37	Warrant issued by Registrant to Hercules Technology Growth Capital, Inc. dated May 4, 2010(17)

10.38	Common Stock Purchase Agreement between Registrant and Azimuth Opportunity Ltd. dated May 26, 2010(18)

10.39†	Amendment No. 1 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated June 30, 2010(17)

10.40	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated June 30, 2010(17)

10.41*	Form of RSU Agreement between Registrant and each of Thomas B. King, August J. Moretti, James V. Casella and Michael J. Simms dated May 19, 2010(19)

10.42	Amendment No. 1 to Loan and Security Agreement between Registrant and Hercules Technology Growth Capital, Inc. dated September 20, 2010(20)

10.43	Form of Warrant to Purchase Shares of Common Stock dated August 10, 2010(21)

10.44	Amendment to 2005 Non Employee Directors’ Option Plan(20)

10.45	2011 Cash Bonus Plan(23)

10.46†	Amendment No. 2 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated February 15, 2011(23)

10.47	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated February 15, 2011(23)

10.48	Form of Notice of Grant of Stock Options to 2005 Equity Incentive Plan(22)*

10.49	Form of Option Agreement to 2005 Equity Incentive Plan(22)*

10.50	Form of Option Agreement to 2005 Equity Incentive Plan(22)*

10.51♦	Summary of Compensation Arrangements with Non-Employee Directors

14.1	Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)

21.1	Subsidiaries of Registrant(23)

23.1	Consent of Independent Registered Public Accounting Firm(23)

24.1	Power of Attorney included on the signature pages hereto(23)

31.1	Section 302 Certification of CEO(23)

31.2	Section 302 Certification of CFO(23)

31.3♦	Section 302 Certification of CEO

31.4♦	Section 302 Certification of CFO

32.1	Section 906 Certifications of CEO and CFO(23)

32.2♦	Section 906 Certifications of CEO and CFO

*	Management contract or compensation plan or arrangement.

♦	Filed herein

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007.

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(6)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(7)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 30, 2008.

(8)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 14, 2008.

(9)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on June 5, 2006.

(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 24, 2009.

(11)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on June 26, 2009.

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 5, 2009.

(13)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 26, 2009.

(14)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 30, 2009.

(15)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 10, 2009.

(16)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 9, 2010.

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on July 26, 2010.

(18)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 26, 2010.

(19)	Incorporated by reference to our Quarterly Report on Form 10-Q/A (File No. 000-51820) as filed with the SEC on July 28, 2010.

(20)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 9, 2010.

(21)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 5, 2010.

(22)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 22, 2011.

(23)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 15, 2011.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXZA PHARMACEUTICALS, INC.
By:	/s/ THOMAS B. KING
Thomas B. King
President and Chief Executive Officer

Dated: April 28, 2011