Form 10-Q
period 2011-03-31
Alexza Pharmaceuticals Inc.
filed 2011-05-09
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of May 6, 2011: 72,111,808.

ALEXZA PHARMACEUTICALS, INC.

page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 and the period from December 19, 2000 (inception) to March 31, 2011	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and the period from December 19, 2000 (inception) to March 31, 2011	5
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1A. Risk Factors	31

Item 1. Legal Proceedings	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults Upon Senior Securities	50

Item 5. Other Information	50

Item 6. Exhibits	50

SIGNATURES	51

EXHIBIT INDEX	52
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2011	2010(1)
ASSETS
Current assets:
Cash and cash equivalents	$22,037	$13,671
Marketable securities	9,803	27,778
Prepaid expenses and other current assets	670	965

Total current assets	32,510	42,414

Property and equipment, net	23,248	24,361
Restricted cash	400	400
Other assets	65	1,307

Total assets	$56,223	$68,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,620	$2,781
Accrued clinical trial expenses	176	216
Other accrued expenses	3,131	3,158
Deferred revenue	4,053	4,331
Current portion of contingent consideration liability	5,300	5,300
Financing obligations	16,364	18,597

Total current liabilities	30,644	34,383

Deferred rent	14,039	14,609
Noncurrent portion of contingent consideration liability	7,200	7,200

Stockholders’ equity:
Preferred stock	—	—
Common stock	6	6
Additional paid-in-capital	278,851	278,386
Other comprehensive income	2	2
Deficit accumulated during development stage	(274,519)	(266,104)

Total stockholders’ equity	4,340	12,290

Total liabilities and stockholders’ equity	$56,223	$68,482

(1)	The condensed consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements at that date.
See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

			Period from
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2011	2010	2011
Revenue	$1,259	$—	$61,080

Operating expenses:
Research and development	6,262	7,564	284,251
General and administrative	2,820	5,052	94,930
Restructuring charges	—	—	2,037
Acquired in-process research and development	—	—	3,916

Total operating expenses	9,082	12,616	385,134

Loss from operations	(7,823)	(12,616)	(324,054)

Loss/ (gain) on change in fair value of contingent consideration liability	—	(722)	(3,145)
Interest and other income/ (expense), net	10	(19)	13,873
Interest expense	(602)	(55)	(6,282)

Net loss	(8,415)	(13,412)	(319,608)

Consideration paid in excess of noncontrolling interest	—	—	(61,566)
Net loss attributed to noncontrolling interest in Symphony Allegro, Inc.	—	—	45,089

Net loss attributable to Alexza common stockholders	$(8,415)	$(13,412)	$(336,085)

Basic and Diluted net loss per share attributable to Alexza common stockholders	$(0.14)	$(0.26)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	59,886	52,524

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(8,415)	$(13,412)	$(319,608)

Adjustments to reconcile net loss attributable to Alexza common stockholders to net cash provided by (used in) operating activities:
Share-based compensation	465	1,650	22,324
Change in fair value of contingent liability	—	722	3,145
Extinguishment of officer note receivable	—	—	2,300
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	134	4	824
Amortization of premium (discount) on available-for-sale securities	75	7	(346)
Write off of other asset	—	—	2,800
Depreciation and amortization	1,137	1,167	27,303
(Gain) loss on disposal of property and equipment	—	19	205
Changes in operating assets and liabilities:
Other receivables	—	1,406	—
Prepaid expenses and other current assets	295	132	(664)
Other assets	36	—	(2,660)
Accounts payable	(1,161)	(617)	1,491
Accrued clinical and other accrued liabilities	(67)	(248)	(393)
Deferred revenues	(278)	40,000	4,053
Other liabilities	(570)	617	17,429

Net cash provided by (used in) operating activities	(8,349)	31,447	(237,567)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(17,746)	(401,606)
Maturities of available-for-sale securities	17,900	6,460	392,152
Purchases of available-for-sale securities held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro. Inc.	—	—	45,093
(Increase) decrease in restricted cash	—	—	(400)
Purchases of property and equipment	(24)	(2,196)	(50,548)
Proceeds from disposal of property and equipment	—	—	57
Cash paid for merger	—	—	(250)

Net cash provided by (used in) investing activities	17,876	(13,482)	(65,477)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
			December 19,
			2000
	Three Months Ended		(inception) to
	March 31,		March 31,
	2011	2010	2011
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants and exercise of stock options and stock purchase rights	—	44	162,207
Repurchase of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest in Symphony Allegro, Inc	—	—	4,882
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc, net of fees	—	—	47,171
Payments of contingent payments to Symphony Allegro Holdings, LLC.	—	(7,500)	(7,500)
Proceeds from financing obligations, net of issuance costs	—	—	33,738
Payments of financing obligations	(1,161)	(728)	(20,119)

Net cash provided by (used in) financing activities	(1,161)	(8,184)	325,031

Net increase (decrease) in cash and cash equivalents	8,366	9,781	22,037
Cash and cash equivalents at beginning of period	13,671	13,450	—

Cash and cash equivalents at end of period	$22,037	$23,231	$22,037

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or any other future year.
The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2011.
Basis of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Alexza and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Significant Risks and Uncertainties
The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. As of March 31, 2011, the Company had cash, cash equivalents and marketable securities of $31.8 million and working capital of $1.9 million. The Company’s operating and capital plans call for cash expenditure to exceed that amount for 2011. The Company plans to raise additional capital to fund its operations, to develop its product candidates and to develop its manufacturing capabilities. Management plans to finance the Company’s operations through the sale of equity securities, debt arrangements or partnership or licensing collaborations. Such funding may not be available or may be on terms that are not favorable to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to continue as a going concern. Based on the Company’s cash, cash equivalents and marketable securities balance at March 31, 2011, the net proceeds from its May 2011 stock and warrant issuance (see Note 13), interest earned thereon, the proceeds from option exercises and purchases of common stock pursuant to our 2005 Employee Stock Purchase Plan and its expected cash usage, management estimates that it has sufficient capital resources to meet its anticipated cash needs into the first quarter of 2012.
The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. As of December 31, 2010 and March 31, 2011, the Company classified all of its outstanding financing obligations as a current liability due to this uncertainty.
Recently Adopted Accounting Standards
In October 2009, the Financial Accounting Standards Board (“FASB”) published Accounting Standards Update (“ASU”) 2009-13 (“ASU 2009-13”), which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”. The revised guidance eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. The adoption of ASU 2009-13 only affects multiple deliverable arrangements entered into, or materially modified, after January 1, 2011. The prospective adoption of ASU 2009-13 did not have an impact on the Company’s financial position, results of operations or cash flows.
In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition a consensus of the FASB Emerging Issues Task Force.” ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Additional disclosures describing the consideration arrangement and the entity’s accounting policy for recognition of such milestone payments are also required. The Company elected to adopt the milestone method of revenue recognition on a prospective basis effective January 1, 2011. The Company’s adoption of ASU 2010-17 did not have an impact on its financial position, results of operations or cash flows.
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
Azimuth is not required to purchase any shares at a pre-discounted purchase price below $3.00 per share, and any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. As part of the May 2011 registered direct offering (Note 13), the Company agreed to refrain from utilizing this equity financing facility or any similar facilities, or entering into variable rate transactions, until the earlier of (1) 30 days after the approval of the New Drug Application (“NDA”) for the Company’s AZ-004 product candidate or (2) June 30, 2012. The Purchase Agreement will terminate on May 26, 2012. As of March 31, 2011, there have been no sales of common stock under the Purchase Agreement.

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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, and marketable securities) by major security type and liability measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

March 31,2011	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$20,784	$—	$—	$20,784

Available for sale debt securities
Government-sponsored enterprises	—	9,803	$—	9,803

Total available for sale debt securities	$—	$9,803	$—	$9,803

Total assets	$20,784	$9,803	$—	$30,587

Liabilities
Contingent consideration liability	$—	$—	$12,500	$12,500

Total liabilities	$—	$—	$12,500	$12,500

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,750	$—	$—	$12,750

Available for sale debt securities
Government-sponsored enterprises	$—	$12,997	$—	$12,997
Corporate debt securities	$—	14,781	—	14,781

Total available for sale debt securities	$—	$27,778	$—	$27,778

Total assets	$12,750	$27,778	$—	$40,528

Liabilities
Contingent consideration liability	$—	$—	$12,500	$12,500

Total liabilities	$—	$—	$12,500	$12,500

Cash equivalents and marketable securities

The following table outlines the amortized cost, fair value and unrealized gain/(loss) for the Company’s financial assets by major security type as of March 31, 2011 and December 31, 2010 (in thousands):

	Amortized		Unrealized
March 31, 2011	Cost	Fair Value	Gain/(Loss)
Money market funds	$20,784	$20,784	$—
Government-sponsored enterprises	9,801	9,803	2

Total	$30,585	$30,587	$2

	Amortized		Unrealized
December 31, 2010	Cost	Fair Value	Gain/(Loss)
Money market funds	$12,750	$12,750	$—
Government-sponsored enterprises	12,994	12,997	3
Corporate debt securities	14,782	14,781	(1)

Total	$40,526	$40,528	$2

The Company had no sales of marketable securities during the three months ended March 31, 2011 or 2010. As of March 31, 2011, all of the Company’s marketable securities have a maturity of less than one year.
The Company’s available-for-sale debt securities are valued utilizing a multi-dimensional relational model. Inputs, listed in approximate order of priority for use when available, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.
Contingent Consideration Liability
In connection with the exercise of the Company’s option to purchase all of the outstanding equity of Symphony Allegro, Inc. (“Allegro”), the Company is obligated to make contingent cash payments to the former Allegro stockholders related to certain payments received by the Company from future partnering agreements pertaining to AZ-004/104 (Staccato loxapine) or AZ-002 (Staccato alprazolam). In order to estimate the fair value of the liability associated with the contingent cash payments, the Company prepared several cash flow scenarios for the three product candidates, AZ-004, AZ-002 and AZ-104, which are subject to the contingent payment obligation. Each potential cash flow scenario consisted of assumptions of the range of estimated milestone and license payments potentially receivable from such partnerships and assumed royalties received from future product sales. Based on these estimates, the Company computed the estimated payments to be made to the former Allegro stockholders. Payments were assumed to terminate upon the expiration of the related patents.
The projected cash flows for AZ-004 in the U.S. and Canada continue to be based on terms similar to those noted in the agreements with Biovail Laboratories International SRL (“Biovail”) signed in February 2010 and multiple internal product sales forecasts, as the Company has assumed for purposes of estimating the contingent consideration liability that any potential partnership agreement for AZ-004 in the U.S. and Canada will have similar terms and structures to that of the Biovail agreements, despite these agreements being terminated in October 2010. The timing and extent of the projected cash flows for AZ-004 outside of the U.S. and Canada, AZ-002 and AZ-104 were based on internal estimates for potential milestones and multiple product royalty scenarios and are also consistent in structure to the Biovail agreements as the Company expects future partnerships for these product candidates to have similar structures.
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
During the three months ended March 31, 2011, the Company modified the assumptions regarding the timing of certain cash flows. The changes in these assumptions along with the effect of the passage of three months on the present value computation resulted in no net change to the contingent consideration liability at March 31, 2011 compared to December 31, 2010.
The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Beginning balance	$12,500	$24,838
Payments made	—	(7,500)
Adjustments to fair value measurement	—	722

Ending balance	$12,500	$18,060

4. Share-Based Compensation Plans
2005 Equity Incentive Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan is an amendment and restatement of the Company’s previous equity incentive plans. New grants of stock options and restricted stock units issued under the 2005 Plan that are not subject to performance-based vesting conditions generally vest over four years, based on service time, or upon the accomplishment of certain milestones and have a maximum contractual term of 10 years. Restricted stock units granted to non-employee directors generally vest one year after the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted units are not considered issued and outstanding. Shares are issued upon vesting of the restricted stock units.
The 2005 Plan provides for annual reserve increases on the first day of each year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 2% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 1,000,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On each of January 1, 2011 and 2010 an additional 1,000,000 shares of the Company’s common stock were reserved for issuance under this provision.
2005 Non-Employee Directors’ Stock Option Plan
In December 2005, the Company’s Board of Directors adopted the 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors, which vest over four years and have a term of 10 years. The Directors’ Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2011 and 2010 an additional 75,000 and 37,500 shares, respectively, of the Company’s common stock were reserved for issuance under this provision.
On January 21, 2011, the Company commenced a voluntary employee stock option exchange program (the “Exchange Program”) to permit the Company’s eligible employees to exchange some or all of their eligible outstanding options (“Original Options”) to purchase the Company’s common stock with an exercise price greater than or equal to $2.37 per share, whether vested or unvested, for a lesser number of new stock options (“New Options”). In accordance with the terms and conditions of the Exchange Program, on February 22, 2011 (the “Grant Date”), the Company accepted outstanding options to purchase an aggregate of 2,128,430 shares of the Company’s common stock, with exercise prices ranging from $2.38 to $11.70, and issued, in exchange, an aggregate of 808,896 New Options with an exercise price of $1.23. The New Options will vest 33% on February 22, 2012 with the balance of the shares vesting in a series of twenty-four successive equal monthly installments thereafter, and have a term of five years. The exchange resulted in a decrease in the Company’s common stock subject to outstanding stock options by 1,319,534 shares, which increased the number of shares available to be issued under the 2005 Plan.
The following table sets forth the summary of option activity under the Company’s share-based compensation plans for the three months ended March 31, 2011:

	Outstanding Options
		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 1, 2011	4,518,656	$4.72
Options granted	842,196	123
Options exercised	(400)	110
Options canceled	(2,225,004)	6.18

Outstanding at March 31, 2011	3,135,448	2.75

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $0 and $61,000, respectively.
The following table sets forth the summary of restricted stock unit activity under the Company’s equity incentive plans for the three months ended March 31, 2011:

		Weighted
	Number	Average
	Of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2011	1,401,937	$2.60
Granted	227,881	1.33
Released	(168,069)	2.38
Forfeited	—	—

Outstanding at March 31, 2011	1,461,749	2.43

As of March 31, 2011, 2,304,200 and 250,000 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.
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
The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. An additional 250,000 shares were reserved for issuance on each of January 1, 2011 and 2010 under this provision. The Company did not issue any shares under the ESPP during the three months ended March 31, 2011 or 2010. At March 31, 2011, 250,036 shares were available for issuance under the ESPP.
5. Share-Based Compensation
Employee Share-Based Awards
Compensation cost for employee share-based awards is based on the grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. The Company issues employee share-based awards in the form of stock options and restricted stock units under the Company’s equity incentive plans, and stock purchase rights under the ESPP.
Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units
During the three months ended March 31, 2011 and 2010, the weighted average fair value of the employee stock options granted, excluding the options issued in the Exchange Program, was $0.88 and $1.75, respectively. The weighted average fair value of restricted stock units issued was $1.33 and $2.40 in the three months ended March 31, 2011 and 2010, respectively. The weighted average fair value of stock purchase rights granted under the ESPP was $0.88 and $1.54 during the three months ended March 31, 2011 and 2010, respectively.
The estimated grant date fair values of the stock options, excluding the options issued in the Exchange Program, and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended
	March 31,
	2011	2010
Stock Option Plans
Expected term	5.0 years	5.0 years
Expected volatility	89%	86%
Risk-free interest rate	1.99%	2.49%
Dividend yield	0%	0%

Employee Stock Purchase Plan
Expected term	1.8 years	2.0 years
Expected volatility	95%	83%
Risk-free interest rate	0.68%	1.41%
Dividend yield	0%	0%
The Exchange Program described in Note 4 did not result in incremental expense, as the fair value of the New Options granted was less than the fair values of the Original Options measured immediately prior to being replaced on the date the New Options were granted and the Original Options were cancelled. The estimated grant date fair value of the New Options was calculated using the Black-Sholes valuation model and the following weighted average assumptions. At the time of exchange, the exercise price of the Original Options was in excess of the market price, therefore the expected term of the Original Options granted was determined using the Monte Carlo Simulation method. The expected term of New Options granted was determined using the “shortcut” method, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”), because the terms of the New Options are unique as compared to the existing awards and the Company does not have historical experience under the New Options terms. Under this approach, the expected term is estimated to be the average of the vesting term and the contractual term of the option. All other assumptions have been calculated using the historical methodologies applied by the Company to all other stock option awards.

	Original	New
	Options	Options
Number of shares	2,128,430	808,896
Expected term	4.7 years	3.4 years
Expected volatility	94%	98%
Risk-free interest rate	1.96%	1.38%
Dividend yield	0%	0%
The estimated fair value of restricted stock units awards is calculated based on the market price of Alexza’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on Alexza common stock prior to vesting of the restricted stock unit. The Company’s estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.
As of March 31, 2011, there were $1,858,000, $158,000 and $111,000 of total unrecognized compensation costs related to unvested stock option awards, unvested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 2.1 years, 1.0 years and 1.0 years, respectively.
There was no share-based compensation capitalized at March 31, 2011.
6. Net Loss per Share Attributable to Alexza Common Stockholders
Historical basic and diluted net loss per share attributable to Alexza common stockholders is calculated by dividing the net loss attributable to Alexza common stockholders by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share attributable to Alexza common stockholders calculation for the three months ended March 31, 2011 and 2010 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2011	2010
Stock options	3,827,052	4,645,815
Restricted stock units	1,431,843	755,183
Warrants to purchase common stock	16,446,527	12,727,554
7. Comprehensive Loss Attributed to Alexza Common Stockholders
Comprehensive loss attributed to Alexza common stockholders is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss attributed to Alexza common stockholders for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(8,415)	$(13,412)
Change in unrealized gain (loss) on marketable securities	—	8

Comprehensive loss attributable to Alexza common stockholders	$(8,415)	$(13,404)

8. Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accrued compensation	$1,322	$1,557
Accrued professional fees	703	798
Other	1,106	803

Total	$3,131	$3,158

9. Debt Obligations
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
Term Loan Agreements
Hercules Technology Growth Capital
In May 2010, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). Under the terms of the Loan Agreement, the Company borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14% and issued to Hercules a secured term promissory note evidencing the loan. The Company made interest only payments through January 2011 and beginning in February 2011 the loan is being repaid in 33 equal monthly installments. The Company believes the amortized book value represents the approximate fair value of the outstanding debt.
The Loan Agreement limits both the seniority and amount of future debt the Company may incur. The Company may be required to prepay the loan in the event of a change in control. In conjunction with the loan, the Company issued to Hercules a five-year warrant to purchase 376,394 shares of the Company’s common stock at a price of $2.69 per share. The warrant is immediately exercisable and expires in May 2015. The Company estimated the fair value of this warrant as of the issuance date to be $921,000 which was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The fair value of the warrant was calculated using the Black-Scholes option valuation model, and was based on the contractual term of the warrant of five years, a risk-free interest rate of 2.31%, expected volatility of 84% and a 0% expected dividend yield. The Company also recorded fees paid to Hercules as a debt discount, which further reduced the carrying value of the loan. The debt discount is being amortized to interest expense.
Autoliv ASP, Inc.
In June 2010, in return for transfer to the Company of all right, title and interest in a production line for the commercial manufacture of chemical heat packages completed or to be completed by Autoliv ASP, Inc (“Autoliv”) on behalf of the Company, the Company paid Autoliv $4 million in cash and issued Autoliv a $4 million unsecured promissory note. In February 2011, the Company entered into an agreement to amend the terms of the unsecured promissory note. Under the terms of that amendment, the original $4 million note was cancelled and a new unsecured promissory note was issued with a reduced principal amount of $2.8 million (the “New Note”).

The New Note bears interest beginning on January 1, 2011 at 8% per annum and is being paid in 48 consecutive and equal installments of approximately $67,900. The Company believes the amortized book value represents the approximate fair value of the outstanding debt.
Future scheduled principal payments under the equipment financing agreements and the term loans as of March 31, 2011 are as follows (in thousands):

	Equipment
	Financing	Loan
	Obligations	Agreements	Total
2011 — remaining 9 months	227	4,175	4,402
2012	—	6,111	6,111
2013	—	5,773	5,773
2014	—	781	781

Total	$227	$16,840	$17,067

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
In May 2008, the Company entered into an agreement to sublease a portion of its Mountain View facility. The sublease agreement, as recently amended on April 4, 2011, has been terminated by the Company effective July 4, 2011. On April 21, 2011, the Company entered into a new sublease for 21 months with a separate party for this space, commencing on July 15, 2011.
In January 2010, the Company entered into an agreement to sublease an additional portion of its Mountain View facility from March 1, 2010 through February 28, 2014. The sublessee has an option to extend the sublease agreement for 12 months and a second option to extend the sublease agreement an additional 37 months. If the sublessee exercises these options, the rent will be at fair market rates at the time the option is exercised. In January 2010, the Company recorded a charge of $1,144,000 to record the difference between the lease payments made by the Company and the cash receipts to be generated from the sublease over the life of the sublease and is amortizing this amount to rent expense over the term of the lease as a contra-expense.
In August 2010, the Company entered into an agreement to sublease approximately 2,500 square feet of the Company’s premises to Cypress Bioscience, Inc. (“Cypress”) and to provide certain administrative, facility and information technology support for a period of 12 months. After 12 months, the space will be leased on a month-to-month basis.
11. License Agreement
Cypress Bioscience, Inc.
On August 26, 2010, the Company entered in to a license and development agreement (“Cypress Agreement”) with Cypress for Staccato nicotine. According to the terms of the Cypress Agreement, Cypress paid the Company a non-refundable upfront payment of $5 million to acquire the worldwide license for the Staccato nicotine technology.

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
Cypress has the responsibility for preclinical, clinical and regulatory aspects of the development of Staccato nicotine, along with the commercialization of the product. Cypress paid the Company a total of $3.9 million in research and development funding for the Company’s efforts to execute a development plan culminating with the delivery of clinical trial materials for a Phase 1 study with Staccato nicotine.
For revenue recognition purposes, the Company viewed the Cypress Agreement as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluates whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items exist. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company has concluded that there is not objective and reliable evidence of fair value of all of the undelivered elements, and thus the Company is accounting for such elements as a single unit of accounting. The Company is recognizing revenue ratably over the estimated performance period of the agreement. The Cypress Agreement was entered into prior to the Company’s adoption of ASU 2009-13 on January 1, 2011. If this agreement is modified, the Company will be required to apply the provisions of ASU 2009-13.
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
In June 2010 and February 2011, the Company entered into agreements to amend the terms of the Manufacture Agreement (together the “Amendments”). Under the terms of the first of the Amendments, the Company paid Autoliv $4 million and issued Autoliv a $4 million unsecured promissory note in return for a production line for the commercial manufacture of Chemical Heat Packages. Each production line is comprised of two identical and self sustaining “cells,” and the first such cell was completed, installed and qualified in connection with such Amendment. Under the terms of the Second Amendment, the original $4 million note was cancelled and the New Note was issued with a reduced principal amount of $2.8 million, and production on the second cell ceased. The New Note is payable in 48 equal monthly installments of approximately $67,900. In the event that the Company requests completion of the second cell of the first production line for the commercial manufacture of Chemical Heat Packages, Autoliv will complete, install and fully qualify such second cell for a cost to the Company of $1.2 million and Autoliv will transfer ownership of such cell to the Company upon the payment in full of such $1.2 million and the New Note.
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
13. Subsequent Events
On May 6, 2011, the Company issued an aggregate of 11,927,034 shares of its common stock and warrants to purchase up to an additional 4,174,457 shares of its common stock in a registered direct offering. Net proceeds from the offering were approximately $15.8 million, after deducting estimated offering expenses. The warrants will be exercisable six months after issuance at $1.755 per share and will expire five years from the date of issuance. The shares of common stock and warrants are immediately separable and will be issued separately. The securities were sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. The Company agreed to customary obligations regarding registration, including indemnification and maintenance of the registration statement and the Company also agreed that, subject to certain exceptions, it will not, within the 90 days following the closing of the offering, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of its common stock or securities convertible into, exercisable for or exchangeable for shares of its common stock. Further, if the Company proposes to issue securities prior to the earlier of (a) the date on which it receives written approval from the FDA for its NDA for AZ-004 or (b) June 30, 2012, the investors in the offering, subject to certain exceptions, have the right to purchase their pro rata share, based on their participation in the offering, of such securities. In addition, the Company agreed to not issue shares pursuant to its equity financing facility with Azimuth or any similar facilities, or enter into variable rate transactions, until the earlier of (1) 30 days after the approval of the NDA for AZ-004 or (2) June 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the prospects of us receiving approval to market AZ-004, our anticipated timing and prospects for the resubmission of our New Drug Application for AZ-004, management’s plans for the use of the net proceeds from the offering, the implications of interim or final results of our clinical trials, the progress and timing of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of our product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures and the sufficiency of our cash resources. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
In early 2010, we conducted a thorough review of our product pipeline, evaluating current and potential new Staccato-based product candidates. This review yielded three categories of Staccato-based product candidates: (1) product candidates where we believe we can add value through internal development, (2) product candidates where we have developed the product idea, but where a development partner is required, and (3) product candidates based on new ideas, primarily focused on new chemical entities, where the Staccato technology can facilitate better or more effective delivery. In July 2010, we announced that, in addition to AZ-004, AZ-007 (Staccato zaleplon) and Staccato nicotine would remain in active development. Active development on the remainder of our development pipeline is suspended. We are continuing to seek partners to support development and commercialization of our product candidates. We believe that, based on our cash, cash equivalents and marketable securities balance at March 31, 2011, the net proceeds from our May 2011 stock and warrant issuance, interest earned thereon, the proceeds from option exercises and purchases of common stock pursuant to our 2005 Employee Stock Purchase Plan and our expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the first quarter of 2012. We are unable to assert that our financial position is sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of AZ-004 or our other programs or to continue operations and we may not be able to execute any strategic transaction.

Our product candidates in active development are:
•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder. In December 2009, we submitted a New Drug Application, or NDA, for AZ-004, submitted as Adasuvetm Staccato® (loxapine) inhalation aerosol, 5 mg and 10 mg. In October 2010, we received a Complete Response Letter, or CRL, from the U.S. Food and Drug Administration, or the FDA, regarding our NDA for AZ-004. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. In December 2010, we completed an End-of-Review meeting with the FDA to discuss the issues outlined in the AZ-004 CRL. In January 2011, we received the official FDA minutes of the meeting, and we anticipate resubmitting the AZ-004 NDA in July 2011. In April 2011 we completed a meeting with the FDA to discuss preliminary draft labeling and initial Risk Evaluation and Mitigation Strategy, or REMS, program proposals. We are seeking commercial partners for the worldwide development and commercialization of AZ-004.

In the CRL, the FDA stated that its primary clinical safety concern was related to data from the three Phase 1 pulmonary safety studies with AZ-004. This concern was primarily based on observed, dose-related post-dose decreases in forced expiratory volume in one second, or FEV1, a standard measure of lung function, in healthy subjects and in subjects with asthma or chronic obstructive pulmonary disease, or COPD. The FDA also noted that decreases in FEV1 were recorded in subjects who were administered device-only, placebo versions of AZ-004. In the information package submitted to the FDA in response to the CRL and in preparation for the End-of-Review meeting, we presented evidence that we believe demonstrates the placebo device is safe, including a blinded expert review of the flow-volume loops data from the healthy subject study as further evidence that there appears to be no consistent pattern suggestive of airway obstruction in these subjects. We also provided an analysis that we believe shows that there is no meaningful temporal relationship between placebo administration and decreases in FEV1. We believe this evidence and analysis confirm that the changes seen were likely background events in the population studied, where the repeated and extensive pulmonary function testing may have contributed to some of the observations. Additionally, we believe we showed that the aerosol characterization does not indicate a basis for concern. We agreed to reiterate these arguments in our NDA resubmission.

In the information package, we also believe we showed that the pulmonary safety program in subjects with asthma or COPD had identified patients who may be susceptible to bronchospasm, the nature of this adverse event, and how it can be managed. We stated we believe the risk in these patients could be mitigated through labeling and a REMS program. At the End-of-Review meeting, the FDA stated that it would be reasonable to propose a REMS program for the use of Staccato loxapine, and requested that as part of our resubmission, we provide a detailed REMS proposal including labeling, a medication guide, a communication plan and post-approval studies to manage the potential risks. In the resubmission, we must also show how to identify patients at risk of developing pulmonary side effects, as well as a way to decide who should and should not be treated with Staccato loxapine when they present for treatment. The FDA also informed us that it would likely present the NDA to an advisory committee.

The CRL also raised issues relating to the suitability of our stability studies and certain other Chemistry, Manufacturing, and Controls, or CMC, concerns, including items relating to the FDA’s pre-approval manufacturing inspection. Because AZ-004 incorporates a novel delivery system, the CRL included input from the FDA’s Center for Devices and Radiological Health, or the CDRH. In the CRL, the CDRH requested a human factors study and related analysis to validate that the product can be used effectively in the proposed clinical setting. We have finalized the protocol with input from the FDA and expect to complete this study in the coming months. We are not currently required to conduct any additional efficacy or safety clinical trials for AZ-004. The CDRH also requested further bench testing of the product under an additional “worst-case” manufacturing scenario. We have completed this additional “worst-case” bench testing of the product, submitted the data to the FDA and believe that this issue has been adequately addressed.
In April 2011 we completed a Type C meeting with the FDA. The primary purpose of this meeting was to discuss preliminary draft labeling and initial REMS program proposals. The FDA granted this meeting at our request, as a follow-on activity to discussions during our End-of-Review meeting held in December 2010.

In the information package submitted to the FDA in preparation for this guidance meeting, we included updated draft labeling and a medication guide, and initial proposals for an AZ-004 REMS program, including a draft communication plan and draft post-approval study outline.

Following the guidance meeting, we believe there is agreement with the FDA on the definition of patients at risk. We believe that our clinical program has identified the patients who are at risk for respiratory adverse reactions, or bronchospasm, associated with the administration of Staccato loxapine, notably patients who have obvious respiratory signs and/or who are taking medications to treat asthma or COPD.

We proposed to the FDA that standard medical clearance procedures, including a medical and medication history, and a physical examination, would provide the appropriate information to determine eligibility of patients for treatment. The FDA indicated that while screening and examining patients is useful, this cannot identify all patients who should not receive Staccato loxapine. Therefore the FDA indicated that close observation of the patient post-dosing would be important.

The FDA emphasized that there are two key components for a risk mitigation proposal: (i) adequacy of monitoring via patient observation for a period of time relative to the likely occurrence of a respiratory adverse reaction, and (ii) availability of rescue medication (e.g., inhaled albuterol) should an adverse reaction occur. The FDA suggested that it is also possible that a REMS for AZ-004 could include elements to assure safe use as one manner in which to address the need for post-dose observation and training for possible treatment of a respiratory adverse reaction, if it were to occur. We will address this updated guidance from the FDA in our draft REMS proposal contained within the AZ-004 NDA resubmission.

In the information package submitted to the FDA, we also proposed, as a study outline, to conduct a post-approval observational study of the real-world use of Staccato loxapine. The AZ-004 study objectives would include an assessment of patient selection, the usability of AZ-004 in a range of agitated patients, safety and adverse event observations during dosing and in post-dose time periods,and the adequacy of post-dose monitoring. The FDA indicated that the size of the study needs to be sufficient to characterize the usage and safety profile of AZ-004 in a real-world setting.

In summary, the FDA indicated that a complete review of the proposed REMS in conjunction with the full clinical review of the resubmitted NDA will be necessary to determine whether the REMS would be acceptable. The FDA stated it would present the AZ-004 application to an advisory committee.

We note that we have not received the official FDA meeting minutes from the guidance meeting. The summaries of that meeting in this Report and our other filings may be altered or supplemented by the information contained in the official meeting minutes.

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

elects to continue the development of Staccato nicotine, Cypress is obligated to pay to us an additional technology transfer payment of $1 million. We have a carried interest of 10%, subject to adjustment in certain circumstances, in the net proceeds of any sale or license by Cypress of the Staccato nicotine assets and the carried interest will be subject to put and call rights in certain circumstances. Under the Cypress Agreement, Cypress has responsibility for preclinical, clinical and regulatory aspects of the development of Staccato nicotine, along with the commercialization of the product. Through April 1, 2011, Cypress has paid us a total of $3.9 million for our efforts to execute a defined development plan for Cypress culminating with the delivery of clinical trial materials for a Phase 1 study with Staccato nicotine.
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
On May 6, 2011, we issued an aggregate of 11,927,034 shares of our common stock and warrants to purchase up to an additional 4,174,457 shares of our common stock in a registered direct offering. Net proceeds from the offering were approximately $15.8 million, after deducting estimated offering expenses. The warrants are exercisable six months after issuance at $1.755 per share, and will expire five years from the date of issuance. The shares of common stock and warrants are immediately separable and will be issued separately. The securities were sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. We agreed to customary obligations regarding registration, including indemnification and maintenance of the registration statement, and we also agreed that, subject to certain exceptions, we will not, within the 90 days following the closing of the offering, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of our common stock or securities convertible into, exercisable for or exchangeable for shares of our common stock. Further, if we propose to issue securities prior to the earlier of (a) the date on which we receive written approval from the FDA for our NDA for AZ-004 or (b) June 30, 2012, the investors in the offering, subject to certain exceptions, have the right to purchase their pro rata share, based on their participation in the offering, of such securities. The foregoing rights and restrictions and applicable listing standards may affect our ability to consummate certain types of offerings of our securities in the future.
In May 2010, we obtained a committed equity financing facility under which we may sell up to 8,936,550 shares of our common stock to Azimuth Opportunity, Ltd., or Azimuth, over a 24-month period. We are not obligated to utilize any of the facility and we remain free to enter into and consummate other equity and debt financing transactions. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if we elect to use the facility, we will issue shares to Azimuth at a discount between 5.00% and 6.75% to the volume weighted average price of our common stock over a preceding period of trading days. Azimuth is not required to purchase any shares at a pre-discounted purchase price below $3.00 per share. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on May 20, 2010. This facility replaces a similar facility that was established in March 2008 and expired after its 24-month term. As part of our May 2011 registered direct offering, we agreed to refrain from utilizing this equity financing facility or any similar facilities, or entering into variable rate transactions, until the earlier of: (i) 30 days after the approval of our AZ-004 NDA or (ii) June 30, 2012. As of March 31, 2011, there have been no sales of common stock under these facilities.

Other than those licensed to Cypress, we currently retain all rights to our product candidates and the Staccato system. We intend to capitalize on our internal resources to develop certain of our product candidates and identify routes to utilize external resources to develop and commercialize other product candidates.
We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, payments received pursuant to collaborations, capital lease and equipment financings, debt financings and government grants. We have generated $61.1 million in revenues from inception through March 31, 2011, primarily through license and development agreements and United States Small Business Innovation Research grants and drug compound feasibility studies. Prior to 2007, we recognized governmental grant revenue and drug compound feasibility revenues, however, we expect no grant revenue or drug compound feasibility screening revenue in 2011. We do not expect any material product revenue until at least 2012, if at all.
We have incurred significant losses since our inception. As of March 31, 2011, our deficit accumulated during development stage was $274.5 million and total stockholders’ equity was $4.3 million. We recognized net losses of $8.4 million, $1.5 million, $56.1 million, $77.0 million and $319.6 million during the three months ended March 31, 2011, the years ended December 31, 2010, 2009 and 2008, and the period from December 19, 2000 (Inception) to March 31, 2011, respectively. We expect our net losses to increase in 2011 compared to 2010, as the 2010 results were impacted by the $40 million of revenue recognized from the termination of our license agreement with Biovail Laboratories International, SRL, or Biovail, for AZ-004.
The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long term success. If we do not complete development of our product candidates and obtain regulatory approval to market one or more of these product candidates, we may be forced to cease operations. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. Our current strategy is to focus our resources on AZ-004. In addition, we plan to seek commercial partners for the worldwide development and commercialization for all of our product candidates. If in the future we enter into additional partnerships, third parties could have control over preclinical development or clinical trials for some of our product candidates. Accordingly, the progress of such product candidates would not be under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to any future partnerships or how such arrangements would affect our development plans or capital requirements.
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
We believe that with current cash, cash equivalents and marketable securities along with the proceeds from our May 2011 stock and warrant issuance, interest earned thereon, the proceeds from option exercises and purchases of common stock pursuant to our 2005 Employee Stock Purchase Plan, or ESPP, we will be able to maintain our currently planned operations into the first quarter of 2012. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.
Results of Operations
Comparison of Three months Ended March 31, 2011 and 2010

Revenue
The following table summarizes the revenues recognized to date (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenue	$1,259	$—

Revenues for the three months ended March 31, 2011 of $1,259,000 were related to our license and development agreement with Cypress signed in August 2010. There were no revenues for the three months ended March 31, 2010.
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
The following table allocates our expenditures between product candidate costs or general research, based on our internal records and estimated allocations of employee time and related expenses (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Product candidate expenses	$5,714	$6,180
General research	548	1,384

Total research and development expenses	$6,262	$7,564

Research and development expenses were $6.3 million and $7.6 million during the three months ended March 31, 2011 and 2010, respectively. The decrease in 2011 was primarily due to our deferral of certain AZ-004 commercialization and manufacturing efforts as a result of the CRL received for the AZ-004 NDA. In addition, we reduced our general research efforts to preserve our cash balances.
In July 2010, we announced that we moved AZ-007 into active development. However, due to the FDA not approving AZ-004 for commercial marketing in October 2010, we have slowed the clinical development of AZ-007 from second half of 2010 levels and eliminated all external development costs. We are continuing our development obligations under the Cypress agreement for Staccato nicotine. We expect that 2011 research and development expenses will remain relatively consistent with 2010 levels.
General and Administrative Expenses
General and administrative expenses were $2.8 million and $5.1 million during the three months ended March 31, 2011 and 2010, respectively. The decrease was a result of the Company reducing discretionary spending to preserve cash balances and the result of a charge of $1.1 million included in our 2010 expenses related to our entering into a sublease agreement for a portion of one of our Mountain View facilities equal to the difference between the lease payments made by us and the cash receipts generated from the sublease over the life of the sublease and a $0.3 million non-cash share-based compensation charge for the surrender of certain stock options during the three months ended March 31, 2010.
We expect our general and administrative expenses to remain consistent, excluding the above outlined charge related to our subleasing of a portion of our facilities, with 2010 levels.
Change in the Fair Value of Contingent Consideration Liability
In connection with our acquisition of all of the outstanding equity of Symphony Allegro, Inc., or Allegro, in the third quarter of 2009, we are obligated to pay Symphony Allegro Holdings LLC, or Holdings, certain percentages of cash receipts that may be generated from future collaboration transactions for AZ-002, AZ-004 and/or AZ-104. We measure the fair value of this contingent consideration liability on a recurring basis. Any changes in the fair value of this contingent consideration liability are recognized in earnings in the period of the change. Certain events, including, but not limited to, clinical trial results, FDA approval or nonapproval of our submissions, such as our NDA filed in December 2009, the timing and terms of a strategic partnership, and the commercial success of AZ-002, AZ-004 and/or AZ-104, could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations. During the three months ended March 31, 2011, we modified the assumptions regarding the timing of certain cash flows. The changes in these assumptions along with the effect of the passage of three months on the present value computation resulted in no net change to the contingent cash liability as of March 31, 2011 compared to December 31, 2010.
Interest and Other Income/(Expense), Net
Interest and other income/(expense) was $10,000 and $(19,000) for the three months ended March 31, 2011 and 2010, respectively. The amounts primarily represent income earned on our cash, cash equivalents and marketable securities as well as losses on the retirement of fixed assets. We expect interest income to continue to remain nominal through 2011 as we expect the low interest rate environment to continue.
Interest Expense
Interest expense was $602,000 and $55,000 for the three months ended March 31, 2011 and 2010, respectively. The amounts represent interest on our equipment financing obligations and term loan agreement. Interest expense increased due to the addition of the $15 million term loan agreement in May 2010 and the additional expense related to the Autoliv $2.8 million unsecured promissory note beginning in January 2011. We expect interest expense to decrease slightly from first quarter levels due to decreasing outstanding debt balances as we make our monthly payments.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate net proceeds from such sales totaling $266.9 million, revenues primarily from licensing and development agreements and government grants totaling $61.1 million. We have received equipment financing obligations and term loans, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our ESPP. As of March 31, 2011, we had $31.8 million in cash, cash equivalents and marketable securities. Our cash and marketable securities balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
Cash Flows from Operating Activities. Net cash (used in) provided by operating activities was $(8.3) million and $31.4 million during the three months ended March 31, 2011 and 2010, respectively. The net cash used in the three months ended March 31, 2011 primarily reflects the net loss of $8.4 million offset by share-based compensation expense of $0.5 million and depreciation and amortization of $1.1 million, and the decrease in accounts payable of $1.2 million and deferred rent of $0.6 million.
The net cash provided in the three months ended March 31, 2010 primarily reflects the receipt of the $40 million up-front payment from Biovail as part of our collaboration and the receipt of the $1.4 million other receivable. Cash flows from operations in the three months ended March 31, 2010 also reflects the net loss of $13.4 million, net of share-based compensation expense of $1.7 million and depreciation and amortization of $1.2 million.
Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was $17.9 million and $(13.5) million during the three months ended March 31, 2011 and 2010, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and property and equipment purchases. During the three months ended March 31, 2011, we had maturities of marketable securities of $17.9 million.
During the three months ended March 31, 2010, we had purchases of marketable securities, net of maturities, of $11.3 million, and purchases of property and equipment of $2.2 million, primarily consisting of equipment purchases.

Cash Flows from Financing Activities. Net cash used in financing activities was $1.2 million and $8.2 million during the three months ended March 31, 2011 and 2010, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our financing agreements. In the three months ended March 31, 2011 and 2010, principal payments on our financing obligations were $1.2 million and $0.7 million, respectively. In the three months ended March 31, 2010, we made a payment of $7.5 million to Holdings as a result of our receipt of the $40 million Biovail payment.
We believe that with current cash, cash equivalents and marketable securities along with the proceeds from our May 2011 stock and warrant issuance, interest earned thereon, the proceeds from option exercises and purchases of common stock pursuant to our ESPP, we will be able to maintain our current operations, at our current cost levels, into the first quarter of 2012. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:
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
Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into strategic partnerships with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:
•	the cost, timing and outcomes of regulatory approvals or non-approvals;

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the terms and timing of any distribution, strategic partnership or licensing agreements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing manufacturing, marketing and sales capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. In this regard, for the year ended December 31, 2010, we received an explanatory paragraph from our independent registered public accounting firm in their audit opinion raising substantial doubt about our ability to continue as a going concern.If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs, or reduce our efforts to build our commercial manufacturing capacity, and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Certain restrictions imposed on us in connection with our May 2011 stock and warrant issuance, as well as applicable listing standards, may affect our ability to consummate certain types of offerings of our securities in the future. If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition, results of operations, and prospects.

Contractual Obligations
We lease two buildings with an aggregate of 106,894 square feet of manufacturing, office and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. We currently have subleases covering 19,334 square feet, 20,956 square feet and 2,500 square feet of these facilities, reducing the space we occupy to 64,104 square feet. The lease for both facilities expires on March 31, 2018, and we have two options to extend the lease for five years each. On April 4, 2011, we terminated the sublease agreement pertaining to 19,334, square feet which will be effective July 4, 2011, and subsequently leased this space to another party for a period of 21 months commencing on July 15, 2011. Our other sublease agreements will expire on February 28, 2014 with regards to 20,956 square feet and on August 31, 2011 with regards to 2,500 square feet. We believe that the Mountain View facilities are sufficient for our office, manufacturing and laboratory needs for at least the next three years.
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
On May 4, 2010, we entered into a Loan and Security Agreement, or loan agreement, with Hercules Technology Growth Capital, Inc., or Hercules. Under the terms of the loan agreement, we have borrowed $15,000,000 at an interest rate equal to the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14%, and issued to Hercules a secured term promissory note evidencing the loan. We made interest only payments through January 2011 and beginning in February 2011 the loan began to be repaid in 33 equal monthly installments.
On November 2, 2007, we entered into a manufacturing and supply agreement, or the manufacture agreement, with Autoliv ASP, Inc, or Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and us executed in October 2005.
In June 2010 and February 2011, we entered into agreements to amend the terms of the manufacture agreement, or the amendments. Under the terms of the first of the amendments, we paid Autoliv $4 million and issued Autoliv a $4 million unsecured promissory note in return for a production line for the commercial manufacture of chemical heat packages. Each production line is comprised of two identical and self sustaining “cells,” and the first such cell was completed, installed and qualified in connection with such amendment. Under the terms of the second of the amendments, the original $4 million note was cancelled and a new unsecured promissory note was issued with a reduced principal amount of $2.8 million, or the second note, and production on the second cell ceased. The second note is payable in 48 equal monthly installments of approximately $67,900. In the event that we request completion of the second cell of the first production line for the commercial manufacture of chemical heat packages, Autoliv will complete, install and fully qualify such second cell for a cost to us of $1.2 million and Autoliv will transfer ownership of such cell to us upon the payment in full of such $1.2 million and the second note. At our request, Autoliv will manufacture up to two additional production lines for the commercial manufacture of chemical heat packages at a cost not to exceed $2,400,000 for each additional line.
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
Our recurring losses from operations and our need for additional capital raise substantial doubt about our ability to continue as a going concern, and as a result, we have classified all of our financing obligations as current. If this substantial doubt is removed in future periods, we will reclassify these financing obligations between current and non-current. Our scheduled future minimum contractual payments, net of sublease income, including interest at March 31, 2011, are as follows (in thousands):

	Operating	Equipment
	Lease	Financing	Loan
	Agreements	Obligations	Agreements	Total
2011 — remaining 9 months	3,495	235	5,355	9,085
2012	4,825	—	7,140	11,965
2013	4,469	—	6,124	10,593
2014	4,859	—	815	5,674
Thereafter	15,858	—	—	15,858

Total	$33,506	$235	$19,434	$53,175

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
While our significant accounting policies are more fully described in Note 3 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed with the SEC on March 15, 2011, we believe the following accounting policies are critical to the process of making significant estimates and judgments in preparation of our financial statements.
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
We estimate the fair value of the liability associated with the contingent cash payments to the Allegro Investors, or contingent consideration liability, on a quarterly basis using a probability-weighted discounted cash flow model. We derive multiple cash flow scenarios for each of the product candidates subject to the cash payments and apply a probability to each of the scenarios. These probability and risk adjusted weighted average cash flows are then discounted utilizing our estimated weighted average cost of capital (“WACC”). Our WACC considers the Company’s cash position, competition, risk of substitute products, and risk associated with the financing of the development projects. We determined the discount rate to be 18% and applied this rate to the probability adjusted cash flow scenarios.
Changes in the fair value of the contingent consideration liability are recognized in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, FDA approval or non-approval of our submissions, the timing and terms of a strategic partnership, the commercial success of the programs, and the discount rate used could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations.
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
Recently Adopted Accounting Standards
In October 2009, the Financial Accounting Standards Board, or FASB, published Accounting Standards Update, or ASU, 2009-13, or ASU 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”. The revised guidance eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. The adoption of ASU 2009-13 only affects multiple deliverable arrangements entered into, or materially modified, after January 1, 2011. The prospective adoption of ASU 2009-13 did not have an impact on our financial position, results of operations or cash flows.
In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition a consensus of the FASB Emerging Issues Task Force.” ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Additional disclosures describing the consideration arrangement and the entity’s accounting policy for recognition of such milestone payments are also required. The Company elected to adopt the milestone method of revenue recognition on a prospective basis effective January 1, 2011. The adoption of ASU 2010-17 on January 1, 2011 did not have an impact on our financial position, results of operations or cash flows.
Off Balance Sheet Arrangements
None.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of March 31, 2011, we had cash, cash equivalents and marketable securities of $31.8 million. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management (with the participation of our chief executive officer, chief financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2011, our internal disclosure controls and procedures were effective.
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
Risks Relating to Our Business
Our management concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.
     Our audited financial statements for the fiscal year ended December 31, 2010, were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses, raise additional funds, principally through the additional sales of our securities or debt financings, or enter into a corporate partnership to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.
We have a history of net losses. We expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.
     We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $8.4 million, $1.5 million, $56.1 million and $77.0 million for the three months ended March 31, 2011, and the years ended December 31, 2010, 2009 and 2008, respectively, and $319.6 million for the period from December 19, 2000 (inception) to March 31, 2011. As of March 31, 2011, we had a deficit accumulated during development stage of $274.5 million and stockholders’ equity of $4.3 million. We expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
     You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not completed clinical development for any of our product candidates. In October 2010, we received a CRL from the FDA regarding our NDA for our AZ-004 product candidate. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. In December 2010, we completed an End-of-Review meeting with the FDA to discuss the issues outlined in the AZ-004 CRL. In January 2011, we received the official FDA minutes of the meeting, and we anticipate resubmitting the AZ-004 NDA in July 2011. In April 2011, we completed a meeting with the FDA to discuss preliminary draft labeling and initial Risk Evaluation and Mitigation Strategy (REMS) program proposals. The FDA indicated that a complete review of the proposed REMS in conjunction with the full clinical review of the resubmitted NDA will be necessary to determine whether the REMS will be acceptable. We may be unsuccessful in resolving the concerns raised in the CRL, our proposed REMS may not be acceptable to the FDA and we may never receive marketing approval for AZ-004 or any of our product candidates as a result of the issues raised in the CRL. Each of our other product candidates is at an earlier stage of development and may be affected by concerns expressed in the CRL. Each of our product candidates will be unsuccessful if it:
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
     We believe that with current cash, cash equivalents and marketable securities along with the proceeds from our May 2011 stock and warrant issuance, interest earned thereon, the proceeds from option exercises and purchases of common stock pursuant to our 2005 Employee Stock Purchase Plan, or ESPP, we will be able to maintain our current operations, at our current cost levels, into the first quarter of 2012. Further, due to the FDA not approving AZ-004 for commercial marketing in October 2010, we are slowing the clinical development of AZ-007. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:
•	expenditures related to continued preclinical and clinical development of our product candidates during this period within budgeted levels;

•	no unexpected costs related to the development of our manufacturing capability;

•	no unexpected costs related to the resubmission of our AZ-004 NDA: and

•	no growth in the number of our employees during this period.
     We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic partnerships or licensing arrangements, as well as interest income earned on cash and marketable securities balances and proceeds from stock option exercises and purchases under our ESPP. Any financing transaction may contain unfavorable terms. If we raise additional funds by issuing equity securities, our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we raise additional funds through strategic partnerships, we may be required to relinquish rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us.
The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. We received a CRL for our NDA in October 2010.
     In October 2010, we received a complete response letter, or CRL, from the FDA regarding our NDA. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The CRL conveyed the FDA’s comments regarding certain issues with our NDA, including data from the three Phase 1 pulmonary safety studies with AZ-004, suitability of stability studies and certain other CMC concerns, including matters related to the FDA’s inspection of our manufacturing facilities. In December 2010, we met with the FDA to address the concerns raised in the CRL and have received official FDA minutes from the meeting. We expect to resubmit our NDA in July 2011 to address the FDA’s concerns outlined in the CRL. In April 2011, we completed a meeting with the FDA to discuss preliminary draft labeling and initial REMS program proposals. The FDA indicated that a complete review of the proposed REMS in conjunction with the full clinical review of the resubmitted NDA will be necessary to determine whether the REMS will be acceptable. We may be unsuccessful in resolving these issues, our proposed REMS may not be acceptable to the FDA and we may never receive marketing approval for AZ-004 or any of our product candidates as a result of the issues raised in the CRL.
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
     The recent economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe that with current cash, cash equivalents and marketable securities along with the proceeds from our May 2011 stock and warrant issuance, interest earned thereon, the proceeds from option exercises and purchases of common stock pursuant to our ESPP, we will be able to maintain our current operations, at our current cost levels, into the first quarter of 2012, we may obtain additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and stock price and could require us to delay or abandon clinical development plans or alter our operations. There is a risk that one or more of our current component manufacturers and partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.
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
     We have not yet received regulatory approval from the FDA or any foreign regulatory authority to market any of our product candidates. The clinical development and regulatory approval process is extremely expensive and takes many years. The timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our product candidates, we will be unable to market and sell them and therefore we may never be profitable. In October 2010 the FDA issued a CRL regarding our NDA for AZ-004. In December 2010, we met with the FDA to address the concerns raised in the CRL and have received official FDA minutes from the meeting. We expect to resubmit our NDA in July 2011 to address the FDA’s concerns outlined in the CRL. In April 2011, we completed a meeting with the FDA to discuss preliminary draft labeling and initial REMS program proposals. The FDA indicated that a complete review of the proposed REMS in conjunction with the full clinical review of the resubmitted NDA will be necessary to determine whether the REMS will be acceptable. We may be unsuccessful in resolving these issues, our proposed REMS may not be acceptable to the FDA and we may never receive marketing approval for AZ-004 or any of our product candidates as a result of the issues raised in the CRL.
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
     Even if we receive regulatory approval to market a particular product candidate, the FDA or a foreign regulatory authority could condition approval on conducting additional costly post-approval studies or trials or could limit the scope of our approved labeling or could impose burdensome post-approval obligations, such as those required under a REMS. If required, a REMS may include various elements, such as distribution of a medication guide or a patient package insert, implementation of a communication plan to educate healthcare providers of the drug’s risks, and imposition of limitations on who may prescribe or dispense the drug or other measures that the FDA deems necessary to assure the safe use of the drug. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market, cause the FDA to impose additional REMS obligations or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, we will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the FDA imposes extensive regulatory requirements on the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product.
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
     We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in August 2009 we issued 10,000,000 shares of our common stock and warrants to purchase an additional 5,000,000 shares of our common stock in connection with the closing of our acquisition of all of the equity of Symphony Allegro, Inc., in October 2009 we issued 8,107,012 shares of our common stock and warrants to purchase an additional 7,296,312 shares of our common stock in a private placement, in May 2010 we issued a warrant to purchase 376,394 shares of our common stock in connection with a secured term debt financing, in August 2010 we issued 6,685,183 shares of our common stock and warrants to purchase up to an additional 3,342,589 shares of our common stock in a registered direct offering and in May 2011 we issued 11,927,034 shares of our common stock and warrants to purchase up to an additional 4,174,457 shares of our common stock in a registered direct offering. Additionally, in May 2010, we entered into a common stock purchase agreement with Azimuth that provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to 8,936,550 shares of our common stock at times and in amounts determined by us. If we enter into other financing transactions in which we issue equity securities in the future, our existing common stockholders will experience immediate dilution upon any such issuance.
If we fail to continue to comply with the listing requirements of The NASDAQ Global Market, the price of our common stock and our ability to access the capital markets could be negatively impacted.
     Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50 million. As of May 6, 2011, the closing bid price of our common stock was $1.41 the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was $83.5 million and the total market value of our listed securities was $101.7 million. As of March 31, 2011, we had stockholders’ equity of $4.4 million. In addition, as recently as December 2010 the bid price of our common stock has been as low as $0.86 per share. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we could be subject to delisting from The NASDAQ Global Market. Not maintaining our listing on The NASDAQ Global Market may result in a decrease in the trading price of our common stock, lessen interest by institutions and individuals in investing in our common stock, make it more difficult to obtain analyst coverage and make it more difficult for us to raise capital in the future.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds from the Sale of Registered Securities
Not applicable.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits
See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alexza Pharmaceuticals, Inc.
(Registrant)

May 9, 2011	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

May 9, 2011	/s/ August J. Moretti
August J. Moretti
Senior Vice President, Chief Financial Officer, General Counsel and Secretary (principal financial officer)

May 9, 2011	/s/ Mark K. Oki
Mark K. Oki
Vice President, Finance and Controller (principal accounting officer)

Exhibit Index

3.5	Amended and Restated Certificate of Incorporation. (1)

3.6	Amended and Restated Bylaws. (1)

3.7	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

10.1	2011 Cash Bonus Plan. (3)*

10.2†	Amendment No. 2 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated February 15, 2011. (3)

10.3	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated February 15, 2011. (3)

10.4	Form of Notice of Grant of Stock Options to 2005 Equity Incentive Plan. (4)*

10.5	Form of Option Agreement to 2005 Equity Incentive Plan. (4)*

10.6	Form of Option Agreement to 2005 Equity Incentive Plan. (4)*

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensation plan or arrangement.

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(3)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 15, 2011.

(4)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 22, 2011.