Form 10-Q
period 2011-06-30
Alexza Pharmaceuticals Inc.
filed 2011-08-08
CIK 1344413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
(Registrant’s telephone number, including area code): (650) 944-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of August 1, 2011: 72,136,338.

ALEXZA PHARMACEUTICALS, INC.
TABLE OF CONTENTS

page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 and the period from December 19, 2000 (inception) to June 30, 2011	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and the period from December 19, 2000 (inception) to June 30, 2011	5
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION	31

Item 1A. Risk Factors	31

Item 1. Legal Proceedings	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3. Defaults Upon Senior Securities	48

Item 5. Other Information	48

Item 6. Exhibits	48

SIGNATURES	49

EXHIBIT INDEX	50

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2011	2010(1)
ASSETS
Current assets:
Cash and cash equivalents	$15,872	$13,671
Marketable securities	22,786	27,778
Prepaid expenses and other current assets	721	965

Total current assets	39,379	42,414

Property and equipment, net	22,356	24,361
Restricted cash	400	400
Other assets	241	1,307

Total assets	$62,376	$68,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,299	$2,781
Accrued clinical trial expenses	176	216
Other accrued expenses	3,013	3,158
Deferred revenue	3,776	4,331
Current portion of contingent consideration liability	7,000	5,300
Financing obligations	15,009	18,597

Total current liabilities	31,273	34,383

Deferred rent	13,451	14,609
Noncurrent portion of contingent consideration liability	5,800	7,200

Stockholders’ equity:
Preferred stock	—	—
Common stock	7	6
Additional paid-in-capital	295,353	278,386
Other comprehensive income	17	2
Deficit accumulated during development stage	(283,525)	(266,104)

Total stockholders’ equity	11,852	12,290

Total liabilities and stockholders’ equity	$62,376	$68,482

(1)	The condensed consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements at that date.
See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

					Period from
	Three Months Ended		Six Months Ended		December 19, 2000
	June 30,		June 30,		(inception) to June 30,
	2011	2010	2011	2010	2011
Revenue	$1,258	$—	$2,517	$—	$62,338

Operating expenses:
Research and development	6,664	8,290	12,926	15,854	290,915
General and administrative	2,735	3,812	5,555	8,864	97,665
Restructuring charges	—	—	—	—	2,037

Acquired in-process research and development	—	—	—	—	3,916

Total operating expenses	9,399	12,102	18,481	24,718	394,533

Loss from operations	(8,141)	(12,102)	(15,964)	(24,718)	(332,195)

Loss on change in fair value of contingent consideration liability	(300)	(449)	(300)	(1,171)	(3,445)
Interest and other income/ (expense), net	7	28	17	9	13,880
Interest expense	(572)	(370)	(1,174)	(425)	(6,854)

Net loss	(9,006)	(12,893)	(17,421)	(26,305)	(328,614)

Consideration paid in excess of noncontrolling interest	—	—	—	—	(61,566)
Net loss attributed to noncontrolling interest in Symphony Allegro, Inc.	—	—	—	—	45,089

Net loss attributable to Alexza common stockholders	$(9,006)	$(12,893)	$(17,421)	$(26,305)	$(345,091)

Net loss per share attributable to Alexza common stockholders	$(0.13)	$(0.24)	$(0.27)	$(0.50)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	67,311	52,798	63,599	52,661

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
	Six Months Ended		December 19, 2000
	June 30,		(inception) to June 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(17,421)	$(26,305)	$(328,614)
Adjustments to reconcile net loss attributable to Alexza common stockholders to net cash provided by (used in) operating activities:
Share-based compensation	823	3,286	22,682
Extinguishment of officer note receivable	—	—	2,300
Change in fair value of contingent liability	300	1,171	3,445
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	247	8	937
Amortization of premium (discount) on available-for-sale securities	142	27	(279)
Depreciation and amortization	2,247	2,311	28,413
Write-off of other asset	—	—	2,800
(Gain)/loss on disposal of property and equipment	—	(5)	205
Changes in operating assets and liabilities:
Other receivables	—	1,406	—
Prepaid expenses and other current assets	244	68	(715)
Other assets	(140)	1,031	(2,836)
Accounts payable	(482)	174	2,170
Accrued clinical and other accrued liabilities	(185)	(53)	(511)
Deferred revenues	(555)	40,000	3,776
Other liabilities	(1,158)	22	16,841

Net cash provided by (used in) operating activities	(15,938)	23,141	(245,156)

Cash flows from investing activities:
Purchases of available-for-sale securities	(22,794)	(29,958)	(424,400)
Maturities of available-for-sale securities	27,659	8,961	401,911
Purchases of available-for-sale securities held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	—	—	45,093
(Increase)/decrease in restricted cash	—	—	(400)
Purchases of property and equipment	(242)	(6,824)	(50,766)
Proceeds from disposal of property and equipment	—	—	57
Cash paid for merger	—	—	(250)

Net cash provided by (used in) investing activities	4,623	(27,821)	(78,730)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Period from
	Six Months Ended		December 19, 2000
	June 30,		(inception) to June 30,
	2011	2010	2011
Cash flows from financing activities:

Proceeds from issuance of common stock, common stock warrants and exercise of stock options and stock purchase rights, net of offering costs	16,145	563	178,352
Repurchases of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest in Symphony Allegro, Inc	—	—	4,882
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc, net of fees	—	—	47,171
Payments of contingent payments to Symphony Allegro Holdings, LLC.	—	(7,500)	(7,500)
Proceeds from financing obligations	—	14,806	33,738
Payments of financing obligations	(2,629)	(2,417)	(21,587)

Net cash provided by financing activities	13,516	5,452	339,758

Net increase (decrease) in cash and cash equivalents	2,201	772	15,872
Cash and cash equivalents at beginning of period	13,671	13,450	—

Cash and cash equivalents at end of period	$15,872	$14,222	$15,872

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
The Company is a pharmaceutical development company focused on the research, development, and commercialization of novel proprietary products for the acute treatment of central nervous system conditions. The Company’s primary activities since incorporation have been establishing its offices, recruiting personnel, conducting research and development, conducting preclinical studies and clinical trials, developing and scaling the manufacturing process and quality systems for the Staccato® technology, performing business and financial planning, and raising capital. Accordingly, the Company is considered to be in the development stage and operates in one business segment. The Company’s facilities and employees are currently located in the United States.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or any other future year.
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
Significant Risks and Uncertainties
The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. As of June 30, 2011, the Company had cash, cash equivalents and marketable securities of $38.7 million and working capital of $8.1 million. The Company’s operating and capital plans for the next twelve months call for cash expenditure to exceed that amount. The Company plans to raise additional capital to fund its operations, to develop its product candidates and to develop its manufacturing capabilities. Management plans to finance the Company’s operations through the sale of equity securities, such as the Company’s May 2011 sale of common stock and warrants discussed below, debt arrangements or partnership or licensing collaborations. Such funding may not be available or may be on terms that are not favorable to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to continue as a going concern. Based on the Company’s cash, cash equivalents and marketable securities balance at June 30, 2011, and its expected cash usage, management estimates that it has sufficient capital resources to meet its anticipated cash needs into the first quarter of 2012.
The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. As of December 31, 2010 and June 30, 2011, the Company classified all of its outstanding financing obligations as a current liability due to this uncertainty.

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
2. Equity Transactions
Authorized Shares
On July 28, 2011, the Company filed a Certificate of Amendment to the Company’s Restated Certificate of Incorporation to increase the total number of authorized shares from 105,000,000 to 205,000,000 and to increase the total number of authorized shares of common stock from 100,000,000 to 200,000,000.
Sale of Common Stock and Warrants
On May 6, 2011, the Company issued an aggregate of 11,927,034 shares of its common stock and warrants to purchase up to an additional 4,174,457 shares of its common stock in a registered direct offering. Net proceeds from the offering were approximately $15.9 million, after deducting offering expenses. The warrants will be exercisable beginning November 6, 2011 at $1.755 per share and will expire on May 6, 2016. The shares of common stock and warrants were immediately separable and were issued separately. The securities were sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. The Company agreed to customary obligations regarding registration, including indemnification and maintenance of the registration statement and the Company also agreed that, subject to certain exceptions, it would not, within the 90 days following the closing of the offering, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of its common stock or securities convertible into, exercisable for or exchangeable for shares of its common stock. Further, if the Company proposes to issue securities prior to the earlier of (a) the date on which it receives written approval from the FDA for its NDA for AZ-004 or (b) June 30, 2012, the investors in the offering, subject to certain exceptions, have the right to purchase their pro rata share, based on their participation in the offering, of such securities. In addition, the Company agreed to not issue shares pursuant to its equity financing facility with Azimuth Opportunity, Ltd. (“Azimuth”), described below, or any similar facilities, or enter into variable rate transactions, until the earlier of (i) 30 days after the approval of the NDA for AZ-004 or (ii) June 30, 2012.
Equity Financing Facility
On May 26, 2010, the Company obtained a committed equity financing facility under which the Company may sell up to $25 million of its common stock to Azimuth over a 24-month period pursuant to the terms of a Common Stock Purchase Agreement (the “Purchase Agreement”). The Company is not obligated to utilize any of the facility.
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
Azimuth is not required to purchase any shares at a pre-discounted purchase price below $3.00 per share, and any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. As part of the May 2011 registered direct offering, the Company agreed to refrain from utilizing this equity financing facility or any similar facilities, or entering into variable rate transactions, until the earlier of (i) 30 days after the approval of the New Drug Application (“NDA”) for the Company’s AZ-004 product candidate or (ii) June 30, 2012. The Purchase Agreement will terminate on May 26, 2012. As of June 30, 2011, there have been no sales of common stock under the Purchase Agreement.
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
The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, and marketable securities) by major security type and liability measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,318	$—	$—	$12,318

Available for sale debt securities Corporate debt securities	—	25,290	—	25,290

Total available for sale debt securities	$—	$25,290	$—	$25,290

Total assets	$12,318	$25,290	$—	$37,608

Liabilities
Contingent consideration liability	$—	$—	$12,800	$12,800

Total liabilities	$—	$—	$12,800	$12,800

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,750	$—	$—	$12,750

Available for sale debt securities Corporate debt securities	$—	$12,997	$—	$12,997
Government-sponsored enterprises	—	14,781	—	14,781

Total available for sale debt securities	$—	$27,778	$—	$27,778

Total assets	$12,750	$27,778	$—	$40,528

Liabilities
Contingent consideration liability	$—	$—	$12,500	$12,500

Total liabilities	$—	$—	$12,500	$12,500

Cash equivalents and marketable securities
The following table outlines the amortized cost, fair value and unrealized gain/(loss) for the Company’s financial assets by major security type as of March 31, 2010 and December 31, 2010 (in thousands):

			Unrealized
June 30, 2011	Amortized Cost	Fair Value	Gain/(Loss)
Money market funds	$12,318	$12,318	$—
Corporate debt securities	25,273	25,290	17

Total	$37,591	$37,608	$17

			Unrealized
December 31, 2010	Amortized Cost	Fair Value	Gain/(Loss)
Money market funds	$12,750	$12,750	$—
Corporate debt securities	12,994	12,997	3
Government-sponsored enterprises	14,782	14,781	(1)

Total	$40,526	$40,528	$2

The Company had no sales of marketable securities during the three or six months ended June 30, 2011 or 2010. As of June 30, 2011, all of the Company’s marketable securities have a maturity of less than one year.
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
During the three and six months ended June 30, 2011, the Company modified the assumptions regarding the timing of certain cash flows. The changes in these assumptions and the effect of the passage of three and six months on the present value computation, result in a $300,000 increase to the contingent consideration liability in the three and six months ended June 30, 2011. The changes in these assumptions resulted in a decrease to earnings per share of less than $0.01 for the three and six months ended June 30, 2011.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three months and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Beginning balance	$12,500	$18,060	$12,500	$24,838
Payments made	—	—	—	(7,500)
Adjustments to fair value measurement	300	449	300	1,171

Ending balance	$12,800	$18,509	$12,800	$18,509

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
On July 28, 2011, following stockholder approval, the 2005 Plan was amended to increase the shares of common stock reserved for issuance pursuant to the 2005 Plan by 7,500,000 shares of common stock as well as to increase the number of shares that can be issued as incentive stock options pursuant to the 2005 Plan.
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
2011 Employee Stock Option Exchange Program
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
The following table sets forth the summary of option activity under the Company’s share-based compensation plans for the six months ended June 30, 2011:

	Outstanding Options
		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 1, 2011	4,518,656	$4.72
Options granted	859,196	1.24
Options exercised	(400)	1.10
Options exchanged and/or canceled	(2,329,525)	5.98

Outstanding at June 30, 2011	3,047,927	2.77

The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $47,000 and $108,000, respectively. There was no intrinsic value of options exercised during the three and six months ended June 30, 2011.
The following table sets forth the summary of restricted stock unit activity under the Company’s equity incentive plans for the six months ended June 30, 2011:

		Weighted
	Number	Average
	Of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2011	1,401,937	$2.60
Granted	227,881	1.33
Released	(168,069)	2.38
Forfeited	(90,240)	2.83

Outstanding at June 30, 2011	1,371,509	2.40

As of June 30, 2011, 2,481,961 and 250,000 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.
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
The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. An additional 250,000 shares were reserved for issuance on each of January 1, 2011 and 2010 under this provision. The Company issued 249,977 shares at a weighted average price of $0.81 under the ESPP during the three and six months ended June 30, 2011 and 277,721 shares at a weighted average price of $1.33 during the three and six months ended June 30, 2010. As of June 30, 2011, 59 shares were available for issuance under the ESPP.

In addition, in May 2011, the Company’s Compensation Committee terminated the current offering period and resolved to begin a new offering period in August 2011 and also amended the ESPP to reduce the time period of each offering period from twenty-four to six months.
On July 28, 2011, following stockholder approval, the ESPP was amended to, among other changes, modify the annual automatic increase in shares reserved for the plan to an amount equal to the least of (i) one percent (1%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (ii) 750,000 shares of common stock and (iii) an amount determined by the Company’s Board of Directors.
5. Share-Based Compensation
Employee Share-Based Awards
Compensation cost for employee share-based awards is based on the grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. The Company issues employee share-based awards in the form of stock options and restricted stock units under the Company’s equity incentive plans and stock purchase rights under the ESPP.
Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units
During the three and six months ended June 30, 2011, the weighted average fair value of the employee stock options granted, excluding the options issued in the Exchange Program, was $1.13 and $0.97, respectively, and $2.17 and $1.92 in the same periods in 2010, respectively. The weighted average fair value of restricted stock units issued was $1.33 in the six months ended June 30, 2011. The Company did not issue any restricted stock units during the three months ended June 30, 2011. The weighted average fair value of restricted stock units issued was $3.44 and $2.54 in the three and six months ended June 30, 2010, respectively. The weighted average fair value of stock purchase rights granted under the ESPP was $1.05 and $1.05 during the three and six months ended June 30, 2011, respectively, and $2.10 and $2.10 during the same periods in 2010, respectively.
The estimated grant date fair values of the stock options, excluding the options issued in the Exchange Program, and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock Option Plans
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	90%	84%	89%	85%
Risk-free interest rate	1.73%	2.16%	1.90%	2.35%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan
Expected term	2.0 years	2.0 years	2.0 years	2.0 years
Expected volatility	96%	78%	96%	78%
Risk-free interest rate	0.89%	1.67%	0.89%	1.67%
Dividend yield	0%	0%	0%	0%
The Exchange Program described in Note 4 did not result in incremental expense, as the fair value of the New Options granted was less than the fair values of the Original Options measured immediately prior to being replaced on the date the New Options were granted and the Original Options were cancelled. The estimated grant date fair value of the New Options was calculated using the Black-Scholes valuation model and the following weighted average assumptions. At the time of exchange, the exercise price of the Original Options was in excess of the market price, therefore the expected term of the Original Options granted was determined using the Monte Carlo Simulation method. The expected term of New Options granted was determined using the “shortcut” method, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”), because the terms of the New Options are unique as compared to the existing awards and the Company does not have historical experience under the New Options terms. Under this approach, the expected term is estimated to be the average of the vesting term and the contractual term of the option. All other assumptions have been calculated using the historical methodologies applied by the Company to all other stock option awards.

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
As of June 30, 2011, there were $1,538,000 and $102,000 of total unrecognized compensation costs related to unvested stock option awards and unvested restricted stock units, respectively, which are expected to be recognized over a weighted average period of 2.1 years and 1.0 years, respectively. There were no unrecognized compensation costs related to outstanding stock purchase rights as of June 30, 2011.
There was no share-based compensation capitalized at June 30, 2011.
6. Net Loss per Share Attributable to Alexza Common Stockholders
Historical basic and diluted net loss per share attributable to Alexza common stockholders is calculated by dividing the net loss attributable to Alexza common stockholders by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share attributable to Alexza common stockholders calculation for the three and six months ended June 30, 2011 and 2010 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options	3,091,688	4,488,500	3,567,344	4,572,499
Restricted stock units	1,416,629	1,403,147	1,411,732	1,000,854
Warrants to purchase common stock	18,533,758	12,915,751	17,838,014	12,853,019
7. Comprehensive Loss Attributed to Alexza Common Stockholders
Comprehensive loss attributed to Alexza common stockholders is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss attributed to Alexza common stockholders for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011		2010
Net loss	$(9,006)	$(12,893)	$(17,421	)#	$(26,305)
Change in unrealized gain (loss) on marketable securities	15	1	15		9

Comprehensive loss	(8,991)	(12,892)	(17,406)		(26,296)

8. Other Accrued Expenses
Other accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Accrued compensation	$1,610	$1,557
Accrued professional fees	689	798
Other	714	803

Total	$3,013	$3,158

9. Debt Obligations
Equipment Financing Agreements
The Company has outstanding borrowings under financing agreements to finance equipment purchases. Borrowings under the agreements are to be repaid in 36 to 48 monthly installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasury securities of comparable maturities and ranges from 9.2% to 10.1%. The equipment purchased under each of the equipment financing agreements is pledged as security. The Company believes the amortized book value represents the approximate fair value of the outstanding debt. As of June 30, 2011, the amortized book value of the equipment financing agreements was $113,000.
Term Loan Agreements
Hercules Technology Growth Capital
In May 2010, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). Under the terms of the Loan Agreement, the Company borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14% and issued to Hercules a secured term promissory note evidencing the loan. The Company made interest only payments through January 2011 and beginning in February 2011 the loan is being repaid in 33 equal monthly installments. The Company believes the amortized book value represents the approximate fair value of the outstanding debt. As of June 30, 2011, the amortized book value of the Hercules debt was $12,416,000.
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
The New Note bears interest beginning on January 1, 2011 at 8% per annum and is being paid in 48 consecutive and equal installments of approximately $67,900. The Company believes the amortized book value represents the approximate fair value of the outstanding debt. As of June 30, 2011, the amortized book value of the Autoliv note was $2,480,000.

Future scheduled principal payments under the equipment financing agreements and the term loans as of June 30, 2011 are as follows (in thousands):

	Equipment
	Financing	Loan
	Obligations	Agreements	Total
2011 — remaining 6 months	113	2,821	2,934
2012	—	6,111	6,111
2013	—	5,773	5,773
2014	—	781	781

Total	$113	$15,486	$15,599

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
In May 2008, the Company entered into an agreement to sublease a portion of its Mountain View facility. The sublease agreement, as amended on April 4, 2011, was terminated by the Company effective July 4, 2011. The Company subsequently leased this space to another party for the period from July 15, 2011 through March 31, 2012.
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
11. License Agreement
Cypress Bioscience, Inc.
In August 2010, the Company entered in to a license and development agreement (“Cypress Agreement”) with Cypress for Staccato nicotine. According to the terms of the Cypress Agreement, Cypress paid the Company a non-refundable upfront payment of $5 million to acquire the worldwide license for the Staccato nicotine technology.
Following the completion of certain preclinical and clinical milestones relating to the Staccato nicotine technology, if Cypress elects to continue the development of Staccato nicotine, Cypress will be obligated to pay the Company an additional technology transfer payment of $1 million. The Company retains a carried interest of 50% prior to the technology transfer payment and 10% after completion of certain development activities and receipt of the technology transfer payment, subject to adjustment in certain circumstances, in the net proceeds of any sale or license by Cypress of the Staccato nicotine assets, and the carried interest will be subject to put and call rights in certain circumstances.
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

For revenue recognition purposes, the Company viewed the Cypress Agreement as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluates whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items exist. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company has concluded that there is not objective and reliable evidence of fair value of all of the undelivered elements, and thus the Company is accounting for such elements as a single unit of accounting. The Company is recognizing revenue ratably over the estimated performance period of the agreement. The Cypress Agreement was entered into prior to the Company’s adoption of ASU 2009-13 on January 1, 2011. If this agreement is materially modified, the Company will be required to apply the provisions of ASU 2009-13.
12. Autoliv Manufacturing and Supply Agreement
In November 2007, the Company entered into a Manufacturing and Supply Agreement (the “Manufacture Agreement”) with Autoliv relating to the commercial supply of chemical heat packages that can be incorporated into the Company’s Staccato device (the “Chemical Heat Packages”). Autoliv had developed these Chemical Heat Packages for the Company pursuant to a development agreement between Autoliv and the Company. Under the terms of the Manufacture Agreement, Autoliv agreed to develop a manufacturing line capable of producing 10 million Chemical Heat Packages a year.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the prospects of us receiving approval to market AZ-004, our anticipated timing and prospects for the submission of our Marketing Authorization Application for AZ-004 with the European Medicines Agency, the implications of interim or final results of our clinical trials, the progress and timing of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of our product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures and the sufficiency of our cash resources. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
We are a pharmaceutical company focused on the research, development and commercialization of novel proprietary products for the acute treatment of central nervous system, or CNS, conditions. All of our product candidates are based on our proprietary technology, the Staccato system. The Staccato system vaporizes an excipient-free drug to form a condensation aerosol that, when inhaled, allows for rapid systemic drug delivery. Because of the particle size of the aerosol, the drug is quickly absorbed through the deep lung into the bloodstream, providing speed of therapeutic onset that is comparable to intravenous, or IV, administration but with greater ease, patient comfort and convenience.
In early 2010, we conducted a thorough review of our product pipeline, evaluating current and potential new Staccato-based product candidates. This review yielded three categories of Staccato-based product candidates: (1) product candidates where we believe we can add value through internal development, (2) product candidates where we have developed the product idea, but where a development partner is required, and (3) product candidates based on new ideas, primarily focused on new chemical entities, where the Staccato technology can facilitate better or more effective delivery. In July 2010, we announced that, in addition to AZ-004, AZ-007 (Staccato zaleplon) and Staccato nicotine would remain in active development. Active development on the remainder of our development pipeline is suspended. We are continuing to seek partners to support development and commercialization of our product candidates. We believe that, based on our cash, cash equivalents and marketable securities balance at June 30, 2011 and our expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the first quarter of 2012. We are unable to assert that our financial position is sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of AZ-004 or our other programs or to continue operations and we may not be able to execute any strategic transaction.
Our product candidates in active development are:
•	AZ-004 (Staccato loxapine). We are developing AZ-004 for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder. In December 2009, we submitted a New Drug Application, or NDA, for AZ-004, submitted as Adasuvetm Staccato® (loxapine) inhalation aerosol, 5 mg and 10 mg. In October 2010, we received a Complete Response Letter, or CRL, from the U.S. Food and Drug Administration, or the FDA, regarding our NDA for AZ-004. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. In December 2010, we completed an End-of-Review meeting with the FDA to discuss the issues outlined in the AZ-004 CRL. In January 2011, we received the official FDA minutes of the meeting. In April 2011 we completed a meeting with the FDA to discuss preliminary draft labeling and initial Risk Evaluation and Mitigation Strategy, or REMS, program proposals and received the official FDA minutes of the meeting in May

2011. In August 2011, we resubmitted the AZ-004 NDA. We are seeking commercial partners for the worldwide development and commercialization of AZ-004, with an emphasis on geographically regional partners who have a demonstrated commercial expertise in the marketing of CNS and/or psychiatry products.
In the CRL, the FDA stated that its primary clinical safety concern was related to data from the three Phase 1 pulmonary safety studies with AZ-004. This concern was primarily based on observed, dose-related post-dose decreases in forced expiratory volume in one second, or FEV1, a standard measure of lung function, in healthy subjects and in subjects with asthma or chronic obstructive pulmonary disease, or COPD. The FDA also noted that decreases in FEV1 were recorded in subjects who were administered device-only, placebo versions of AZ-004. In the information package submitted to the FDA in response to the CRL and in preparation for the End-of-Review meeting, we presented evidence that we believe demonstrates the placebo device is safe, including a blinded expert review of the flow-volume loops data from the healthy subject study as further evidence that there appears to be no consistent pattern suggestive of airway obstruction in these subjects. We also provided an analysis that we believe shows that there is no meaningful temporal relationship between placebo administration and decreases in FEV1. We believe this evidence and analysis confirm that the changes seen were likely background events in the population studied, where the repeated and extensive pulmonary function testing may have contributed to some of the observations. Additionally, we believe we showed that the aerosol characterization does not indicate a basis for concern. We reiterated these arguments in our NDA resubmission.
In the information package, we also believe we showed that the pulmonary safety program in subjects with asthma or COPD had identified patients who may be susceptible to bronchospasm, the nature of this adverse event, and how it can be managed. We stated we believe the risk in these patients could be mitigated through labeling and a REMS program. At the End-of-Review meeting, the FDA stated that it would be reasonable to propose a REMS program for the use of Staccato loxapine, and requested that as part of our resubmission, we provide a detailed REMS proposal including labeling, a medication guide, a communication plan and post-approval studies to manage the potential risks. In our NDA resubmission, we believe we have identified patients at risk of developing pulmonary side effects, as well as a way to decide who should and should not be treated with Staccato loxapine when they present for treatment. The FDA also informed us that it would likely present the NDA to an advisory committee.
The CRL also raised issues relating to the suitability of our stability studies and certain other Chemistry, Manufacturing, and Controls, or CMC, concerns, including items relating to the FDA’s pre-approval manufacturing inspection. Because AZ-004 incorporates a novel delivery system, the CRL included input from the FDA’s Center for Devices and Radiological Health, or the CDRH. In the CRL, the CDRH requested a human factors study and related analysis to validate that the product can be used effectively in the proposed clinical setting. We finalized the protocol with input from the FDA and completed this study in the second quarter of 2011. We are not currently required to conduct any additional efficacy or safety clinical trials for AZ-004. The CDRH also requested further bench testing of the product under an additional “worst-case” manufacturing scenario. We have completed this additional “worst-case” bench testing of the product, submitted the data to the FDA and believe that this issue has been adequately addressed.
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
The FDA emphasized that there are two key components for a risk mitigation proposal: (i) adequacy of monitoring via patient observation for a period of time relative to the likely occurrence of a respiratory adverse reaction, and (ii) availability of rescue medication (e.g., inhaled albuterol) should an adverse reaction occur. The FDA suggested that it is also possible that a REMS for AZ-004 could include elements to assure safe use as one manner in which to address the need for post-dose observation and training for possible treatment of a respiratory adverse reaction, if it were to occur. We addressed this updated guidance from the FDA in our draft REMS proposal contained within the AZ-004 NDA resubmission made in August 2011.

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
In September 2010, we met with the European Medicines Agency, or EMA, regarding a possible Marketing Authorization Application, or MAA, for AZ-004. In October, we were notified that AZ-004 was eligible for submission to the EMA through the centralized procedure. In November 2010, we received notification of the Rapporteur/Co-Rapporteur appointments for AZ-004. In 2011, we have conducted meetings with the Rapporteur (May) and the Co-Rapporteur (July). We also have been notified that Adasuve™ is acceptable for submission as a trade name and have completed work on the Pediatric Investigation Plan for the MAA submission. We believe we will submit our AZ-004 MAA in the second half of 2011.
•	AZ-007 (Staccato zaleplon). We have completed Phase 1 testing for AZ-007. This product candidate is being developed for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. In the Phase 1 study, AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak drug concentration of 1.6 minutes. Pharmacodynamics, measured as sedation assessed on a 100 mm visual-analog scale, showed onset of effect as early as 2 minutes after dosing. We do not intend to spend external development resources on AZ-007 in the second half of 2011, but are continuing internal work on the technical product development of AZ-007.
•	Staccato nicotine is designed to help smokers quit by addressing both the chemical and behavioral components of nicotine addiction by delivering nicotine replacement via inhalation. On August 25, 2010, we entered into a license and development agreement, or the Cypress Agreement, with Cypress Bioscience, Inc., or Cypress, for Staccato nicotine. According to the terms of the Cypress Agreement, Cypress paid us a non-refundable upfront payment of $5 million to acquire the worldwide license for the Staccato nicotine technology. In addition, following the completion of certain preclinical and clinical milestones relating to the Staccato nicotine technology, if Cypress elects to continue the development of Staccato nicotine, Cypress is obligated to pay to us an additional technology transfer payment of $1 million. We have a carried interest of 50% prior to the technology transfer payment and 10% after the completion of certain development activities and receipt of the technology transfer payment, subject to adjustment in certain circumstances, in the net proceeds of any sale or license by Cypress of the Staccato nicotine assets and the carried interest will be subject to put and call rights in certain circumstances. Under the Cypress Agreement, Cypress has responsibility for preclinical, clinical and regulatory aspects of the development of Staccato nicotine, along with the commercialization of the product. Through June 30, 2011, Cypress has paid us a total of $3.9 million for our efforts to execute the defined development plan for Cypress.
Our product candidates not in active development are:
•	AZ-104 (Staccato loxapine, low-dose). AZ-104, a lower-dose version of AZ-004, is being studied for the treatment of patients suffering from acute migraine headaches. AZ-104 has completed a Phase 1 clinical trial in healthy subjects and two Phase 2 clinical trials in patients with migraine headache.
•	AZ-002 (Staccato alprazolam). AZ-002 has completed a Phase 1 clinical trial in healthy subjects and a Phase 2a proof-of-concept clinical trial in panic disorder patients for the treatment of panic attacks, an indication we are not planning to pursue. However, given the safety profile, the successful and reproducible delivery of alprazolam, and the IV-like pharmacological effect demonstrated to date, we are assessing AZ-002 for other possible indications and renewed clinical development.
•	AZ-003 (Staccato fentanyl). We have completed and announced positive results from a Phase 1 clinical trial of AZ-003 in opioid-naïve healthy subjects. This product candidate is being developed for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes.
On May 6, 2011, we issued an aggregate of 11,927,034 shares of our common stock and warrants to purchase up to an additional 4,174,457 shares of our common stock in a registered direct offering. Net proceeds from the offering were approximately $15.9 million, after deducting offering expenses. The warrants are exercisable beginning November 6, 2011 at $1.755 per share, and will expire on May 6, 2016.

The shares of common stock and warrants were immediately separable and were issued separately. The securities were sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. We agreed to customary obligations regarding registration, including indemnification and maintenance of the registration statement, and we also agreed that, subject to certain exceptions, we would not, within the 90 days following the closing of the offering, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of our common stock or securities convertible into, exercisable for or exchangeable for shares of our common stock. Further, if we propose to issue securities prior to the earlier of (i) the date on which we receive written approval from the FDA for our NDA for AZ-004 or (ii) June 30, 2012, the investors in the offering, subject to certain exceptions, have the right to purchase their pro rata share, based on their participation in the offering, of such securities. The foregoing rights and restrictions and applicable listing standards may affect our ability to consummate certain types of offerings of our securities in the future.
In May 2010, we obtained a committed equity financing facility under which we may sell up to 8,936,550 shares of our common stock to Azimuth Opportunity, Ltd., or Azimuth, over a 24-month period. We are not obligated to utilize any of the facility and we remain free to enter into and consummate other equity and debt financing transactions. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if we elect to use the facility, we will issue shares to Azimuth at a discount between 5.00% and 6.75% to the volume weighted average price of our common stock over a preceding period of trading days. Azimuth is not required to purchase any shares at a pre-discounted purchase price below $3.00 per share. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on May 20, 2010. This facility replaces a similar facility that was established in March 2008 and expired after its 24-month term. As part of our May 2011 registered direct offering, we agreed to refrain from utilizing this equity financing facility or any similar facilities, or entering into variable rate transactions, until the earlier of: (i) 30 days after the approval of our AZ-004 NDA or (ii) June 30, 2012. As of June 30, 2011, there have been no sales of common stock under these facilities.
Other than those licensed to Cypress, we currently retain all rights to our product candidates and the Staccato system. We intend to capitalize on our internal resources to develop certain of our product candidates and identify routes to utilize external resources to develop and commercialize other product candidates.
We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, payments received pursuant to collaborations, capital lease and equipment financings, debt financings and government grants. We have generated $62.3 million in revenues from inception through June 30, 2011, primarily through license and development agreements and United States Small Business Innovation Research grants and drug compound feasibility studies. Prior to 2007, we recognized governmental grant revenue and drug compound feasibility revenues, however, we expect no grant revenue or drug compound feasibility screening revenue in 2011. We do not expect any material product revenue until at least 2012, if at all.
We have incurred significant losses since our inception. As of June 30, 2011, our deficit accumulated during development stage was $283.5 million and total stockholders’ equity was $11.9 million. We recognized net losses of $17.4 million, $1.5 million, $56.1 million, $77.0 million and $328.6 million during the six months ended June 30, 2011, the years ended December 31, 2010, 2009 and 2008, and the period from December 19, 2000 (Inception) to June 30, 2011, respectively. We expect our net losses to increase in 2011 compared to 2010, as the 2010 results were impacted by the $40 million of revenue recognized from the termination of our license agreement with Biovail Laboratories International, SRL, or Biovail, for AZ-004.
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
We believe that with current cash, cash equivalents and marketable securities we will be able to maintain our currently planned operations into the first quarter of 2012. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2011 and 2010
Revenue
Revenues for the three and six months ended June 30, 2011 of $1,258,000 and $2,517,000, respectively, were related to our license and development agreement with Cypress signed in August 2010. There were no revenues for the three or six months ended June 30, 2010.
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
The following table allocates our expenditures between product candidate costs or general research, based on our internal records and estimated allocations of employee time and related expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Product candidate expenses	$5,874	$7,122	$11,588	$13,302
General research	790	1,168	1,338	2,552

Total research and development expenses	$6,664	$8,290	$12,926	$15,854

Research and development expenses were $6.7 million and $12.9 million during the three and six months ended June 30, 2011, respectively, and $8.3 million and $15.9 million in the same periods in 2010, respectively. The decrease in 2011 was primarily due to our deferral of certain AZ-004 commercialization and manufacturing efforts as a result of the CRL received for the AZ-004 NDA and the absence of bonus expense due to the uncertainty that certain bonus plan milestones will be achieved. In addition, we reduced our general research efforts to preserve our cash balances.
In July 2010, we announced that we moved AZ-007 into active development. However, due to the FDA not approving AZ-004 for commercial marketing in October 2010, we have slowed the clinical development of AZ-007 from second half of 2010 levels and eliminated all external development costs. We are continuing our development obligations under the Cypress agreement for Staccato nicotine.
We expect research and development share-based compensation expenses to increase in the second half of 2011 while we expect non-share based compensation will remain relatively consistent with the first half of 2011. If we believe it is probable that our bonus plan milestones become payable, we will incur additional share-based and non share-based compensation expense for the period.
General and Administrative Expenses
General and administrative expenses were $2.7 million and $5.6 million during the three and six months ended June 30, 2011, respectively, and $3.8 million and $8.9 million in the same periods in 2010, respectively. The decrease in 2011 was a result of the

Company reducing discretionary spending to preserve cash balances and the absence of bonus expense, as discussed above. The result for the six months ended June 30, 2010 was impacted by a charge of $1.1 million related to our entering into a sublease agreement for a portion of one of our Mountain View facilities equal to the difference between the lease payments made by us and the cash receipts generated from the sublease over the life of the sublease and a $0.3 million non-cash share-based compensation charge for the surrender of certain stock options.
We expect general and administrative share-based compensation expenses to increase in the second half of 2011 while we expect non-share based compensation will remain relatively consistent with the first half of 2011. If we believe it is probable that our bonus plan milestones become payable, we will incur additional share-based and non share-based compensation expense for the period.
Change in the Fair Value of Contingent Consideration Liability
In connection with our acquisition of all of the outstanding equity of Symphony Allegro, Inc., or Allegro, in the third quarter of 2009, we are obligated to pay Symphony Allegro Holdings LLC, or Holdings, certain percentages of cash receipts that may be generated from future collaboration transactions for AZ-002, AZ-004 and/or AZ-104. We measure the fair value of this contingent consideration liability on a recurring basis. Any changes in the fair value of this contingent consideration liability are recognized in earnings in the period of the change. Certain events, including, but not limited to, clinical trial results, FDA approval or nonapproval of our submissions, such as our NDA filed in December 2009 and resubmitted in August 2011, the timing and terms of a strategic partnership, and the commercial success of AZ-002, AZ-004 and/or AZ-104, could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations. During the six months ended June 30, 2011, we modified the assumptions regarding the timing of certain cash flows. The changes in these assumptions along with the effect of the passage of six months on the present value computation resulted in a $300,000 increase in the contingent cash liability as of June 30, 2011 compared to December 31, 2010.
Interest and Other Income/(Expense), Net
Interest and other income/(expense) was $7,000 and $17,000 for the three and six months ended June 30, 2011, respectively, and $28,000 and $9,000 in the same periods in 2010, respectively. The amounts primarily represent income earned on our cash, cash equivalents and marketable securities as well as losses on the retirement of fixed assets. We expect interest income to continue to remain nominal through 2011 as we expect the low interest rate environment to continue.
Interest Expense
Interest expense was $572,000 and $1,174,000 for the three and six months ended June 30, 2011, respectively, and $370,000 and $425,000 in the same periods in 2010, respectively. The amounts represent interest on our equipment financing obligations and term loan agreement. Interest expense increased due to the addition of the $15 million term loan agreement in May 2010 and the additional expense related to the Autoliv $2.8 million unsecured promissory note beginning in January 2011. We expect interest expense to decrease slightly from 2011 first half levels due to decreasing outstanding debt balances as we make our monthly payments.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate net proceeds from such sales totaling $283.0 million, revenues primarily from licensing and development agreements and government grants totaling $62.3 million. We have received equipment financing obligations and term loans, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our ESPP. As of June 30, 2011, we had $38.7 million in cash, cash equivalents and marketable securities. Our cash and marketable securities balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.
Cash Flows from Operating Activities. Net cash (used in) provided by operating activities was $(15.9) million and $23.1 million during the six months ended June 30, 2011 and 2010, respectively. The net cash used in the six months ended June 30, 2011 primarily reflects the net loss of $17.4 million offset by share-based compensation expense of $0.8 million and depreciation and amortization of $2.6 million, and the decrease in deferred rent of $1.2 million.
The net cash provided in the six months ended June 30, 2010 primarily reflects the receipt of the $40 million up-front payment from Biovail as part of our collaboration and the receipt of the $1.4 million other receivable. Cash flows from operations in the six months ended June 30, 2010 also reflects the net loss of $26.3 million, net of share-based compensation expense of $3.3 million and depreciation and amortization of $2.3 million.

Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was $4.6 million and $(27.8) million during the six months ended June 30, 2011 and 2010, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and property and equipment purchases. During the six months ended June 30, 2011, we had maturities of marketable securities, net of purchases, of $4.9 million.
During the six months ended June 30, 2010, we had purchases of marketable securities, net of maturities, of $21.0 million, and purchases of property and equipment of $6.8 million, primarily consisting of equipment purchases.
Cash Flows from Financing Activities. Net cash used in financing activities was $13.5 million and $5.5 million during the six months ended June 30, 2011 and 2010, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our financing agreements. In the six months ended June 30, 2011 and 2010, principal payments on our financing obligations were $2.6 million and $2.4 million, respectively. In the six months ended June 30, 2011, we had net proceeds of $15.9 million from our registered direct offering in May 2011. In the six months ended June 30, 2010, we had net proceeds of $14.8 million from our Hercules term note entered into in the second quarter of 2010 and we made a payment of $7.5 million to Holdings as a result of our receipt of the $40 million Biovail payment.
We believe that with current cash, cash equivalents and marketable securities we will be able to maintain our current operations, at our current cost levels, into the first quarter of 2012. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:
•	expenditures related to continued preclinical and clinical development of our lead product candidates during this period within budgeted levels;

•	no unexpected costs related to the development of our manufacturing capability;

•	no unexpected costs related to the FDA review of our AZ-004 NDA; and

•	no growth in the number of our employees during this period.
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
Contractual Obligations
We lease two buildings with an aggregate of 106,894 square feet of manufacturing, office and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. We currently have subleases covering 19,334 square feet, 20,956 square feet and 2,500 square feet of these facilities, reducing the space we occupy to 64,104 square feet. The lease for both facilities expires on March 31, 2018, and we have two options to extend the lease for five years each. On April 4, 2011, we terminated the sublease agreement pertaining to 19,334 square feet, which was effective July 4, 2011, and subsequently leased this space to another party for the period from July 15, 2011 through March 31, 2012. Our other sublease agreements will expire on February 28, 2014 with regards to 20,956 square feet and on August 31, 2011 with regards to 2,500 square feet. We believe that the Mountain View facilities are sufficient for our office, manufacturing and laboratory needs for at least the next three years.
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

Our recurring losses from operations and our need for additional capital raise substantial doubt about our ability to continue as a going concern, and as a result, we have classified all of our financing obligations as current. If this substantial doubt is removed in future periods, we will reclassify these financing obligations between current and non-current. Our scheduled future minimum contractual payments, net of sublease income, including interest at June 30, 2011, are as follows (in thousands):

	Operating	Equipment
	Lease	Financing	Loan
	Agreements	Obligations	Agreements	Total
2011 — remaining 6 months	2,025	116	3,569	5,710
2012	4,173	—	7,140	11,313
2013	4,305	—	6,124	10,429
2014	4,859	—	815	5,674
Thereafter	15,858	—	—	15,858

Total	$31,220	$116	$17,648	$48,984

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

Off Balance Sheet Arrangements
None.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is confined to our cash, cash equivalents, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of June 30, 2011, we had cash, cash equivalents and marketable securities of $38.7 million. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
Our management (with the participation of our chief executive officer, chief financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2011, our internal disclosure controls and procedures were effective.
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
     Our audited financial statements for the fiscal year ended December 31, 2010 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our operating and capital plans for the next twelve months call for cash expenditure to exceed our cash, cash equivalents, marketable securities and working capital. Our management concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses, raise additional funds, principally through the additional sales of our securities or debt financings, or enter into a corporate partnership to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.
We have a history of net losses. We expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.
     We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $17.4 million, $1.5 million, $56.1 million and $77.0 million for the six months ended June 30, 2011, and the years ended December 31, 2010, 2009 and 2008, respectively, and $328.6 million for the period from December 19, 2000 (inception) to June 30, 2011. As of June 30, 2011, we had a deficit accumulated during development stage of $283.5 million and stockholders’ equity of $11.9 million. We expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
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
     You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not completed clinical development for any of our product candidates. In October 2010, we received a CRL from the FDA regarding our

NDA for our AZ-004 product candidate. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. In December 2010, we completed an End-of-Review meeting with the FDA to discuss the issues outlined in the AZ-004 CRL. In January 2011, we received the official FDA minutes of the meeting. In April 2011, we completed a meeting with the FDA to discuss preliminary draft labeling and initial Risk Evaluation and Mitigation Strategy (REMS) program proposals. In May 2011, we received the official FDA minutes of the meeting. The FDA indicated that a complete review of the proposed REMS in conjunction with the full clinical review of the resubmitted NDA will be necessary to determine whether the REMS will be acceptable. We may be unsuccessful in resolving the concerns raised in the CRL, our proposed REMS may not be acceptable to the FDA and we may never receive marketing approval for AZ-004 or any of our product candidates as a result of the issues raised in the CRL. In August 2011, we resubmitted the AZ-004 NDA for approval to the FDA. Each of our other product candidates is at an earlier stage of development and may be affected by concerns expressed in the CRL. Each of our product candidates will be unsuccessful if it:
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
     We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:
•	the cost and outcomes of regulatory proceedings, most importantly, the FDA review of the NDA for AZ-004 that we resubmitted in August 2011;
•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities, and our manufacturing development and commercial manufacturing activities;
•	the cost and timing of developing manufacturing capacity;
•	the cost and timing of developing sales and marketing capabilities prior to receipt of any regulatory approval of our product candidates;
•	revenues received from any existing or future products;
•	payments received under our collaboration with Cypress and any future strategic partnerships;
•	the filing, prosecution and enforcement of patent claims; and
•	the costs associated with commercializing our product candidates, if they receive regulatory approval.
     We believe that with current cash, cash equivalents and marketable securities we will be able to maintain our current operations, at our current cost levels, into the first quarter of 2012. Further, due to the FDA not approving AZ-004 for commercial marketing in October 2010, we are slowing the clinical development of AZ-007. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	expenditures related to continued preclinical and clinical development of our product candidates during this period within budgeted levels;
•	no unexpected costs related to the development of our manufacturing capability;
•	no unexpected costs related to the FDA review of our AZ-004 NDA; and
•	no growth in the number of our employees during this period.
     We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic partnerships or licensing arrangements, as well as interest income earned on cash and marketable securities balances and proceeds from stock option exercises and purchases under our ESPP. Any financing transaction may contain unfavorable terms. If we raise additional funds by issuing equity securities, our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we raise additional funds through strategic partnerships, we may be required to relinquish rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. In addition, in connection with our registered direct financing in May 2011, we agreed with the investors that, subject to certain exceptions, if we issue securities prior to the earlier of (i) the date on which we receive written approval from the FDA for our NDA for AZ-004 or (ii) June 30, 2012, the investors in the offering have the right to purchase their pro rata share, based on their participation in the offering, of such securities. Complying with the terms of the foregoing rights and restrictions may make it more difficult to complete certain types of transactions and result in delays to our fundraising efforts.
The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. We received a CRL for our NDA in October 2010.
     In October 2010, we received a complete response letter, or CRL, from the FDA regarding our NDA. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The CRL conveyed the FDA’s comments regarding certain issues with our NDA, including data from the three Phase 1 pulmonary safety studies with AZ-004, suitability of stability studies and certain other CMC concerns, including matters related to the FDA’s inspection of our manufacturing facilities. In December 2010, we met with the FDA to address the concerns raised in the CRL and have received official FDA minutes from the meeting. In April 2011, we completed a meeting with the FDA to discuss preliminary draft labeling and initial REMS program proposals. The FDA indicated that a complete review of the proposed REMS in conjunction with the full clinical review of the resubmitted NDA will be necessary to determine whether the REMS will be acceptable. We resubmitted our NDA in August 2011, which we believe addresses the FDA’s concerns outlined in the CRL. We may be unsuccessful in resolving the issues raised by the FDA, our proposed REMS may not be acceptable to the FDA and we may never receive marketing approval for AZ-004 or any of our product candidates as a result of the issues raised in the CRL.
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
     The recent economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe that with current cash, cash equivalents and marketable securities we will be able to maintain our current operations, at our current cost levels, into the first quarter of 2012, we may obtain additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and stock price and could require us to delay or abandon clinical development plans or alter our operations. There is a risk that one or more of our current component manufacturers and partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.
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
     We have not yet received regulatory approval from the FDA or any foreign regulatory authority to market any of our product candidates. The clinical development and regulatory approval process is extremely expensive and takes many years. The timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our product candidates, we will be unable to market and sell them and therefore we may never be profitable. In October 2010 the FDA issued a CRL regarding our NDA for AZ-004. In December 2010, we met with the FDA to address the concerns raised in the CRL and have received official FDA minutes from the meeting. We resubmitted our NDA in August 2011 which we believe addresses the FDA’s concerns outlined in the CRL. In April 2011, we completed a meeting with the FDA to discuss preliminary draft labeling and initial REMS program proposals and have received official FDA minutes from the meeting. The FDA indicated that a complete review of the proposed REMS in conjunction with the full clinical review of the resubmitted NDA will be necessary to determine whether the REMS will be acceptable. We may be unsuccessful in resolving these issues, our proposed REMS may not be acceptable to the FDA and we may never receive marketing approval for AZ-004 or any of our product candidates as a result of the issues raised in the CRL.
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
     Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50 million. As of August 1, 2011, the closing bid price of our common stock was $1.52, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was $79.0 million and the total market value of our listed securities was $111.1 million. As of June 30, 2011, we had stockholders’ equity of $11.9 million. In addition, as recently as December 2010 the bid price of our common stock has been as low as $0.86 per share. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we could be subject to delisting from The NASDAQ Global Market. Not maintaining our listing on The NASDAQ Global Market may result in a decrease in the trading price of our common stock, lessen interest by institutions and individuals in investing in our common stock, make it more difficult to obtain analyst coverage and make it more difficult for us to raise capital in the future.
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

Alexza Pharmaceuticals, Inc.
(Registrant)

August 8, 2011	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

August 8, 2011	/s/ August J. Moretti
August J. Moretti
Senior Vice President, Chief Financial Officer, General Counsel and Secretary (principal financial officer)

August 8, 2011	/s/ Mark K. Oki
Mark K. Oki
Vice President, Finance and Controller (principal accounting officer)

Exhibit Index

3.1*	Restated Certificate of Incorporation.

3.2*	Certificate of Amendment to Restated Certificate of Incorporation.

3.3	Amended and Restated Bylaws. (1)

3.4	Amendment to Amended and Restated Bylaws. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (1)

10.1	Securities Purchase Agreement dated May 3, 2011. (3)

10.2	Form of Warrant dated May 6, 2011. (3)

31.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1‡	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS†	XBRL Instance Document (furnished electronically herewith).

101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith).

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith).

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith).

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith).

*	Filed herewith.

‡	Furnished herewith.

†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(3)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 3, 2011.