Form 10-Q
period 2011-09-30
Alexza Pharmaceuticals Inc.
filed 2011-11-07
CIK 1344413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares of common stock outstanding as of November 1, 2011: 72,136,338.

ALEXZA PHARMACEUTICALS, INC.

page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and the period from December 19, 2000 (inception) to September 30, 2011	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and the period from December 19, 2000 (inception) to September 30, 2011	5
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION	32

Item 1A. Risk Factors	32

Item 1. Legal Proceedings	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3. Defaults Upon Senior Securities	52

Item 5. Other Information	52

Item 6. Exhibits	52

SIGNATURES	53

EXHIBIT INDEX	54

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALEXZA PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2011	December 31, 2010(1)
ASSETS
Current assets:
Cash and cash equivalents	$10,503	$13,671
Marketable securities	17,817	27,778
Prepaid expenses and other current assets	886	965

Total current assets	29,206	42,414
Property and equipment, net	21,399	24,361
Restricted cash	400	400
Other assets	234	1,307

Total assets	$51,239	$68,482

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,126	$2,781
Accrued clinical trial expenses	166	216
Other accrued expenses	4,036	3,158
Deferred revenue	2,517	4,331
Current portion of contingent consideration liability	11,700	5,300
Financing obligations	13,641	18,597

Total current liabilities	35,186	34,383
Deferred rent	12,863	14,609
Noncurrent portion of contingent consideration liability	4,100	7,200
Stockholders’ equity:
Preferred stock	—	—
Common stock	7	6
Additional paid-in-capital	296,023	278,386
Other comprehensive income	2	2
Deficit accumulated during development stage	(296,942)	(266,104)

Total stockholders’ (deficit) equity	(910)	12,290

Total liabilities and stockholders’ (deficit) equity	$51,239	$68,482

(1)	The condensed consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements at that date.

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 19, 2000 (inception) to September 30,
	2011	2010	2011	2010	2011
Revenue	$1,259	$744	$3,776	$744	$63,597
Operating expenses:
Research and development	8,051	6,654	20,977	22,508	298,966
General and administrative	3,109	2,610	8,664	11,474	100,774
Restructuring charges	—	—	—	—	2,037
Acquired in-process research and development	—	—	—	—	3,916

Total operating expenses	11,160	9,264	29,641	33,982	405,693
Loss from operations	(9,901)	(8,520)	(25,865)	(33,238)	(342,096)
Loss on change in fair value of contingent consideration liability	(3,000)	8,509	(3,300)	7,338	(6,445)
Interest and other income/ (expense), net	13	19	30	28	13,893
Interest expense	(529)	(599)	(1,703)	(1,024)	(7,383)

Net loss	(13,417)	(591)	(30,838)	(26,896)	(342,031)
Consideration paid in excess of noncontrolling interest	—	—	—	—	(61,566)
Net loss attributed to noncontrolling interest in Symphony Allegro, Inc.	—	—	—	—	45,089

Net loss attributable to Alexza common stockholders	$(13,417)	$(591)	$(30,838)	$(26,896)	$(358,508)

Net loss per share attributable to Alexza common stockholders	$(0.19)	$(0.01)	$(0.47)	$(0.50)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	72,133	56,639	66,443	53,987

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Period from December 19, 2000 (inception) to September 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(30,838)	$(26,896)	$(342,031)
Adjustments to reconcile net loss attributable to Alexza common stockholders to net cash provided by (used in) operating activities:
Share-based compensation	1,494	2,496	23,353
Extinguishment of officer note receivable	—	—	2,300
Change in fair value of contingent liability	3,300	(7,338)	6,445
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	353	160	1,043
Amortization of premium (discount) on available-for-sale securities	180	87	(241)
Depreciation and amortization	3,371	3,394	29,537
Write-off of other asset	—	—	2,800
(Gain)/loss on disposal of property and equipment	—	—	205
Changes in operating assets and liabilities:
Other receivables	—	1,406	—
Prepaid expenses and other current assets	79	(556)	(880)
Other assets	(133)	(78)	(2,829)
Accounts payable	345	1,653	2,997
Accrued clinical and other accrued liabilities	828	(231)	502
Deferred revenues	(1,814)	45,238	2,517
Other liabilities	(1,746)	(539)	16,253

Net cash provided by (used in) operating activities	(24,581)	18,796	(253,799)

Cash flows from investing activities:
Purchases of available-for-sale securities	(26,456)	(60,878)	(428,062)
Maturities of available-for-sale securities	36,237	24,210	410,489
Purchases of available-for-sale securities held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	—	—	45,093
(Increase)/decrease in restricted cash	—	—	(400)
Purchases of property and equipment	(409)	(8,467)	(50,933)
Proceeds from disposal of property and equipment	—	—	57
Cash paid for merger	—	—	(250)

Net cash provided by (used in) investing activities	9,372	(45,135)	(73,981)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Period from December 19, 2000 (inception) to September 30,
	2011	2010	2011
Cash flows from financing activities:
Proceeds from issuance of common stock, common stock warrants and exercise of stock options and stock purchase rights, net of offering costs	16,144	16,935	178,351
Repurchases of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest in Symphony Allegro, Inc	—	—	4,882
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc, net of fees	—	—	47,171
Payments of contingent payments to Symphony Allegro Holdings, LLC.	—	(7,500)	(7,500)
Proceeds from financing obligations	—	14,806	33,738
Payments of financing obligations	(4,103)	(1,758)	(23,061)

Net cash provided by financing activities	12,041	22,483	338,283

Net increase (decrease) in cash and cash equivalents	(3,168)	(3,856)	10,503
Cash and cash equivalents at beginning of period	13,671	13,450	—

Cash and cash equivalents at end of period	$10,503	$9,594	$10,503

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or any other future year.

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

Significant Risks and Uncertainties

The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. As of September 30, 2011, the Company had cash, cash equivalents and marketable securities of $28.3 million and a working capital deficit of $6.0 million. The Company’s operating and capital plans for the next twelve months call for cash expenditure to exceed the cash, cash equivalent and marketable security balance. The Company plans to raise additional capital to fund its operations, to develop its product candidates and to develop its manufacturing capabilities. Management plans to finance the Company’s operations through the sale of equity securities, such as the Company’s May 2011 sale of common stock and warrants discussed below, debt arrangements or partnership or licensing collaborations, such as our October 2011 collaboration with Grupo Ferrer Internacional, S.A. (“Grupo Ferrer,” see Note 13). Such funding may not be available or may be on terms that are not favorable to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to continue as a going concern. Based on the Company’s cash, cash equivalents and marketable securities balance at September 30, 2011, the expected receipt of the upfront payment from Grupo Ferrer (net of the $5 million payment to the former Symphony Allegro, Inc. stockholders, see Notes 3 and 13), and the Company’s current expected cash usage, at its current cost levels, management estimates that the Company has sufficient capital resources to meet its anticipated cash needs into the second quarter of 2012.

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. As of December 31, 2010 and September 30, 2011, the Company classified all of its outstanding financing obligations as a current liability due to this uncertainty.

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

Sale of Common Stock and Warrants

On May 6, 2011, the Company issued an aggregate of 11,927,034 shares of its common stock and warrants to purchase up to an additional 4,174,457 shares of its common stock in a registered direct offering. Net proceeds from the offering were approximately $15.9 million, after deducting offering expenses. The warrants are exercisable beginning November 6, 2011 at $1.755 per share and will expire on May 6, 2016. The shares of common stock and warrants were immediately separable and were issued separately. The securities were sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. The Company agreed to customary obligations regarding registration, including indemnification and maintenance of the registration statement. Further, if the Company proposes to issue securities prior to the earlier of (a) the date on which it receives written approval from the U.S. Food and Drug Administration (“FDA”) for its New Drug Application (“NDA”) for Adasuve™ (“ADASUVE,” “Staccato loxapine” or “AZ-004”). or (b) June 30, 2012, the investors in the offering, subject to certain exceptions, have the right to purchase their pro rata share, based on their participation in the offering, of such securities. In addition, the Company agreed to not issue shares pursuant to its equity financing facility with Azimuth Opportunity, Ltd. (“Azimuth”), described below, or any similar facilities, or enter into variable rate transactions, until the earlier of (i) 30 days after the approval of the NDA for ADASUVE or (ii) June 30, 2012.

Equity Financing Facility

On May 26, 2010, the Company obtained a committed equity financing facility under which the Company may sell up to $25 million of its common stock to Azimuth over a 24-month period pursuant to the terms of a Common Stock Purchase Agreement (the “Purchase Agreement”). The Company is not obligated to utilize any of the facility.

The Company will determine, at its sole discretion, the timing, the dollar amount and the price per share of each draw under this facility,

subject to certain conditions. When and if the Company elects to use the facility by delivery of a draw down notice to Azimuth, the Company will issue shares to Azimuth at a discount of between 5.00% and 6.75% to the volume weighted average price of the Company’s common stock over a preceding period of trading days (a “Draw Down Period”). The Purchase Agreement also provides that from time to time, at the Company’s sole discretion, it may grant Azimuth the option to purchase, during each Draw Down Period, an additional amount of shares of the Company’s common stock specified by the Company based on the trading price of its common stock. Upon Azimuth’s exercise of an option, the Company will sell to Azimuth the shares subject to the option at a price equal to the greater of the daily volume weighted average price of the Company’s common stock on the day Azimuth notifies the Company of its election to exercise its option or the threshold price for the option determined by the Company, less a discount calculated in the same manner as it is calculated in the draw down notices.

Azimuth is not required to purchase any shares at a pre-discounted purchase price below $3.00 per share, and any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. As part of the May 2011 registered direct offering, the Company agreed to refrain from utilizing this equity financing facility or any similar facilities, or entering into variable rate transactions, until the earlier of (i) 30 days after the approval of the NDA for the Company’s ADASUVE product candidate or (ii) June 30, 2012. The Purchase Agreement will terminate on May 26, 2012. As of September 30, 2011, there have been no sales of common stock under the Purchase Agreement.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, and marketable securities) by major security type and liability measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$9,100	$—	$—	$9,100

Available for sale debt securities
Corporate debt securities		15,773		15,773
Government-sponsored enterprises	—	2,650	—	2,650

Total available for sale debt securities	$—	$18,423	$—	$18,423

Total assets	$9,100	$18,423	$—	$27,523

Liabilities
Contingent consideration liability	$—	$—	$15,800	$15,800

Total liabilities	$—	$—	$15,800	$15,800

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,750	$—	$—	$12,750

Available for sale debt securities
Corporate debt securities	$—	$12,997	$—	$12,997
Government-sponsored enterprises	—	14,781	—	14,781

Total available for sale debt securities	$—	$27,778	$—	$27,778

Total assets	$12,750	$27,778	$—	$40,528

Liabilities
Contingent consideration liability	$—	$—	$12,500	$12,500

Total liabilities	$—	$—	$12,500	$12,500

Cash equivalents and marketable securities

The following table outlines the amortized cost, fair value and unrealized gain/(loss) for the Company’s financial assets by major security type as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$9,100	$9,100	$—
Corporate debt securities	15,771	15,773	2
Government-sponsored enterprises	2,650	2,650	—

Total	$27,521	$27,523	$2

December 31, 2010	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$12,750	$12,750	$—
Corporate debt securities	12,994	12,997	3
Government-sponsored enterprises	14,782	14,781	(1)

Total	$40,526	$40,528	$2

The Company had no sales of marketable securities during the three or nine months ended September 30, 2011 or 2010. As of September 30, 2011, all of the Company’s marketable securities have a maturity of less than one year.

The Company’s available-for-sale debt securities are valued utilizing a multi-dimensional relational model. Inputs, listed in approximate order of priority for use when available, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

Contingent Consideration Liability

In connection with the exercise of the Company’s option to purchase all of the outstanding equity of Symphony Allegro, Inc. (“Allegro”), the Company is obligated to make contingent cash payments to the former Allegro stockholders related to certain payments received by the Company from future partnering agreements pertaining to Staccato loxapine or Staccato alprazolam. In order to estimate the fair value of the liability associated with the contingent cash payments, the Company prepared several cash flow scenarios for the three product candidates. Each potential cash flow scenario consisted of assumptions of the range of estimated milestone and license payments potentially receivable from such partnerships and assumed royalties received from future product sales. Based on these estimates, the Company computed the estimated payments to be made to the former Allegro stockholders. Payments were assumed to terminate upon the expiration of the related patents.

The projected cash flows for ADASUVE (Staccato loxapine) in the United States (“U.S.”) and Canada continue to be based on terms similar to those noted in the agreements with Biovail Laboratories International SRL (“Biovail”) signed in February 2010 and multiple internal product sales forecasts, as the Company has assumed for purposes of estimating the contingent consideration liability that any potential partnership agreement for Staccato loxapine in the U.S. and Canada will have similar terms and structures to that of the Biovail agreements, despite these agreements being terminated in October 2010. The timing and extent of the projected cash flows for Staccato loxapine for the territories subject to the Collaboration, License and Supply Agreement with Grupo Ferrer (the “Ferrer Agreement”) were based on the terms of the Ferrer Agreement executed in October 2011. The timing and extent of projected cash flows for Staccato loxapine outside of the U.S., Canada and the territories subject to the Ferrer Agreement were based on internal estimates consistent in structure to the Biovail agreements. The timing and extent of future cash flows for the Company’s AZ-002 product candidate (“Staccato alprazolam”) were based on internal estimates for potential milestones and multiple product royalty scenarios and are consistent in structure to the Biovail agreements as the Company expects future partnerships for this product candidate to have a structure similar to the Biovail agreements.

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

This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 measurements are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s assumption in measuring fair value.

The Company records any changes in the fair value of the contingent consideration liability in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, FDA approval or non-approval of the Company’s submissions, the timing and terms of any strategic partnership agreement, and the commercial success of Staccato loxapine, Staccato alprazolam or the Company’s Staccato loxapine (low-dose) product candidate could have a material impact on the fair value of the contingent consideration liability, and as a result, the Company’s results of operations and financial position.

During the three and nine months ended September 30, 2011, the Company modified the assumptions regarding the timing and probability of certain cash flows primarily to reflect the ADASUVE commercial partnership entered into with Grupo Ferrer in October 2011 (see Note 13). The changes in these assumptions and the effect of the passage of three and nine months on the present value computation result in a $3,000,000 and $3,300,000 increase to the contingent consideration liability in the three and nine months ended September 30, 2011, respectively. The changes in these assumptions resulted in an increase to net loss per share of $0.04 and $0.05 for the three and nine months ended September 30, 2011.The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three months and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$12,800	$18,509	$12,500	$24,838
Payments made	—	—	—	(7,500)
Adjustments to fair value measurement	3,000	(8,509)	3,300	(7,338)

Ending balance	$15,800	$10,000	$15,800	$10,000

4. Share-Based Compensation Plans

2005 Equity Incentive Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan is an amendment and restatement of the Company’s previous equity incentive plans. New grants of stock options and restricted stock units issued under the 2005 Plan that are not subject to performance-based vesting conditions generally vest over four years, based on service time, and have a maximum contractual term of 10 years. Restricted stock units granted to non-employee directors that are not subject to performance-based vesting conditions generally vest one year after the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted units are not considered issued and outstanding. Shares are issued upon vesting of the restricted stock units.

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

In July 2011, following stockholder approval, the 2005 Plan was amended to increase the shares of common stock reserved for issuance pursuant to the 2005 Plan by 7,500,000 shares of common stock as well as to increase the number of shares that can be issued as incentive stock options pursuant to the 2005 Plan.

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

The following table sets forth the summary of option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2011:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	4,518,656	$4.72
Options granted	6,996,496	1.49
Options exercised	(975)	1.47
Options exchanged and/or canceled	(2,634,107)	5.55

Outstanding at September 30, 2011	8,880,070	1.95

The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $33,000 and $141,000, respectively. There was no intrinsic value of options exercised during the three and nine months ended September 30, 2011.

The following table sets forth the summary of restricted stock unit activity under the Company’s equity incentive plans for the nine months ended September 30, 2011:

	Number Of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2011	1,401,937	$2.60
Granted	227,881	1.33
Released	(192,024)	2.83
Forfeited	(179,290)	2.63

Outstanding at September 30, 2011	1,258,504	2.34

As of September 30, 2011, 4,375,697 shares remained available for issuance under the 2005 Plan and 8,596 shares were available for issuance under the Directors’ Plan.

2005 Employee Stock Purchase Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of a fixed offering period, historically 24 months with four purchase periods within each offering period. Purchases are generally made on the last trading day of each October and April. Employees purchase shares at each purchase date at 85% of the market value of the Company’s common stock on their enrollment date or the end of the purchase period, whichever price is lower.

The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. An additional 250,000 shares were reserved for issuance on each of January 1, 2011 and 2010 under this provision. The Company issued 249,977 shares at a weighted average price of $0.81 under the ESPP during the nine months ended September 30, 2011 and 277,721 shares at a weighted average price of $1.33 during the nine months ended September 30, 2010. The Company did not issue any shares under the ESPP during the three months ended September 30, 2011 or 2010. As of September 30, 2011, 59 shares were available for issuance under the ESPP.

In May 2011, the Company’s Compensation Committee terminated the then current offering period and resolved to begin a new offering period in August 2011 and also amended the ESPP to reduce the time period of each offering period from twenty-four to six months.

In July 2011, following stockholder approval, the ESPP was amended to, among other changes, modify the annual automatic increase in shares reserved for the plan to an amount equal to the least of (i) one percent (1%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (ii) 750,000 shares of common stock and (iii) an amount determined by the Company’s Board of Directors. The new offering period under the ESPP began on August 15, 2011 and the related purchase will occur on April 30, 2012.

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

Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units

During the three and nine months ended September 30, 2011 and 2010, the weighted average fair value of share-based awards granted (excluding options issued in the Exchange Program) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock Options	$1.06	$1.74	$1.06	$1.86
RSUs	—	2.80	1.33	2.54
Stock Purchase Rights	0.48	2.03	0.82	1.21

The estimated grant date fair values of the stock options, excluding the options issued in the Exchange Program, and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock Option Plans
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	90%	83%	90%	84%
Risk-free interest rate	1.51%	1.51%	1.51%	2.04%
Dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan
Expected term	0.7 years	2.0 years	1.45 years	2.0 years
Expected volatility	73%	79%	87%	85%
Risk-free interest rate	0.12%	1.63%	0.59%	1.23%
Dividend yield	0%	0%	0%	0%

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

	Original Options	New Options
Number of shares	2,128,430	808,896
Expected term	4.7 years	3.4 years
Expected volatility	94%	98%
Risk-free interest rate	1.96%	1.38%
Dividend yield	0%	0%

The estimated fair value of restricted stock units awards is calculated based on the market price of Alexza’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on Alexza common stock prior to vesting of the restricted stock unit. The Company’s estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

As of September 30, 2011, there were $6,760,000, $118,000 and $71,000 of total unrecognized compensation costs related to unvested stock option awards, unvested stock purchase rights and unvested restricted stock units, respectively, which are expected to be recognized over a weighted average period of 1.9 years, 0.6 years and 0.8 years, respectively.

There was no share-based compensation capitalized at September 30, 2011.

6. Net Loss per Share Attributable to Alexza Common Stockholders

Historical basic and diluted net loss per share attributable to Alexza common stockholders is calculated by dividing the net loss attributable to Alexza common stockholders by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share attributable to Alexza common stockholders calculation for the three and nine months ended September 30, 2011 and 2010 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	6,015,999	4,492,941	4,921,525	4,569,378
Restricted stock units	1,315,007	1,464,080	1,373,425	1,109,631
Warrants to purchase common stock	20,620,989	14,775,238	18,533,758	13,751,396

7. Comprehensive Loss Attributed to Alexza Common Stockholders

Comprehensive loss attributed to Alexza common stockholders is comprised of net loss and unrealized gains (losses) on marketable securities. Total comprehensive loss attributed to Alexza common stockholders for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(13,417)	$(591)	$(30,838)	$(26,896)
Change in unrealized gain (loss) on marketable securities	(15)	2	—	11

Comprehensive loss	$(13,432)	$(589)	$(30,838)	$(26,885)

8. Other Accrued Expenses

Other accrued expenses consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Accrued compensation	$2,429	$1,557
Accrued professional fees	801	798
Other	806	803

Total	$4,036	$3,158

9. Debt Obligations

Equipment Financing Agreements

The Company has outstanding borrowings under financing agreements to finance equipment purchases. Borrowings under the agreements are to be repaid in 36 to 48 monthly installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasury securities of comparable maturities and is 9.2% for the outstanding balance. The equipment purchased under each of the equipment financing agreements is pledged as security. The Company believes the amortized book value represents the approximate fair value of the outstanding debt. As of September 30, 2011, the amortized book value of the equipment financing agreements was $30,000.

Term Loan Agreements

Hercules Technology Growth Capital

In May 2010, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). Under the terms of the Loan Agreement, the Company borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14% and issued to Hercules a secured term promissory note evidencing the loan. The Company made interest only payments through January 2011. Beginning in February 2011 the loan is being repaid in 33 equal monthly installments. The Company believes the amortized book value represents the approximate fair value of the outstanding debt. As of September 30, 2011, the amortized book value of the Hercules debt was $11,286,000.

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

Autoliv ASP, Inc.

In June 2010, in return for transfer to the Company of all right, title and interest in a production line for the commercial manufacture of chemical heat packages completed or to be completed by Autoliv ASP, Inc. (“Autoliv”) on behalf of the Company, the Company paid Autoliv $4 million in cash and issued Autoliv a $4 million unsecured promissory note. In February 2011, the Company entered into an agreement to amend the terms of the unsecured promissory note. Under the terms of that amendment, the original $4 million note was cancelled and a new unsecured promissory note was issued with a reduced principal amount of $2.8 million (the “New Note”).

The New Note bears interest beginning on January 1, 2011 at 8% per annum and is being paid in 48 consecutive and equal installments of $68,000. The Company believes the amortized book value represents the approximate fair value of the outstanding debt. As of September 30, 2011, the amortized book value of the Autoliv note was $2,325,000.

Future scheduled principal payments under the equipment financing agreements and the term loans as of September 30, 2011 are as follows (in thousands):

	Equipment Financing Obligations	Loan Agreements	Total
2011 - remaining 3 months	30	1,431	1,461
2012	—	6,111	6,111
2013	—	5,773	5,773
2014	—	781	781

Total	$30	$14,096	$14,126

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

In August 2010, the Company entered into an agreement to sublease approximately 2,500 square feet of the Company’s premises to Cypress Bioscience, Inc. (“Cypress”) and to provide certain administrative, facility and information technology support for a period of 12 months. The lease has converted to a month-to-month basis.

11. License Agreement

Cypress Bioscience, Inc.

In August 2010, the Company entered into a license and development agreement (“Cypress Agreement”) with Cypress for Staccato nicotine. According to the terms of the Cypress Agreement, Cypress paid the Company a non-refundable upfront payment of $5 million to acquire the worldwide license for the Staccato nicotine technology.

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

In June 2010 and February 2011, the Company entered into agreements to amend the terms of the Manufacture Agreement (together the “Amendments”). Under the terms of the first of the Amendments, the Company paid Autoliv $4 million and issued Autoliv a $4 million unsecured promissory note in return for a production line for the commercial manufacture of Chemical Heat Packages. Each production line is comprised of two identical and self-sustaining “cells,” and the first such cell was completed, installed and qualified in connection with such Amendment. Under the terms of the Second Amendment, the original $4 million note was cancelled and the New Note was issued with a reduced principal amount of $2.8 million, and production on the second cell ceased. The New Note is payable in 48 equal monthly installments of $68,000. In the event that the Company requests completion of the second cell of the first production line for the commercial manufacture of Chemical Heat Packages, Autoliv will complete, install and fully qualify such second cell for a cost to the Company of $1.2 million and Autoliv will transfer ownership of such cell to the Company upon the payment in full of such $1.2 million and the New Note.

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

13. Subsequent Events

On October 5, 2011, the Company and Grupo Ferrer entered into the Ferrer Agreement to commercialize ADASUVE in certain countries in Europe, Latin America, Russia and the Commonwealth of Independent States countries (the “Ferrer Territories”). Under the terms of the Ferrer Agreement, the Company will receive an upfront cash payment of $10 million, of which $5 million will be paid to the former Allegro stockholders (see Note 3), and the Company is eligible to receive additional milestone payments contingent on regulatory approvals, individual country commercial sales initiation and cumulative net sales targets. The Company will be responsible for filing and obtaining approval of the ADASUVE Marketing Authorization Application with the European Medicines Agency. Grupo Ferrer will be responsible for satisfaction of all other regulatory and pricing requirements to market and sell ADASUVE in the Ferrer Territories. Grupo Ferrer will have the exclusive rights to commercialize the product in the Ferrer Territories. The Company will supply ADASUVE to Grupo Ferrer for all of its commercial sales, and will receive a specified per-unit transfer price paid in Euros. Either party may terminate the Ferrer Agreement for the other party’s uncured material breach or bankruptcy. The Ferrer Agreement continues in effect on a country-by-country basis until the later of the last to expire patent covering ADASUVE in such country or 12 years after first commercial sale. The Ferrer Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the prospects of us receiving approval to market ADASUVE, our anticipated timing and prospects for the approval of our Marketing Authorization Application for ADASUVE with the European Medicines Agency, the implications of interim or final results of our clinical trials, the progress and timing of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of our product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures and the sufficiency of our cash resources. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The names “Alexza Pharmaceuticals,” “Alexza,” and “Staccato” are registered trademarks and “ADASUVE” is a trademark of Alexza Pharmaceuticals, Inc. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

In early 2010, we conducted a thorough review of our product pipeline, evaluating current and potential new Staccato-based product candidates. This review yielded three categories of Staccato-based product candidates: (1) product candidates where we believe we can add value through internal development, (2) product candidates where we have developed the product idea, but where a development partner is required, and (3) product candidates based on new ideas, primarily focused on new chemical entities, where the Staccato technology can facilitate better or more effective delivery. In July 2010, we announced that, in addition to AdasuveTM, or ADASUVE, Staccato loxapine or AZ-004, AZ-007 (Staccato zaleplon) and Staccato nicotine would remain in active development. Active development on the remainder of our development pipeline is suspended. We are continuing to seek partners to support development and commercialization of our product candidates. We believe that, based on our cash, cash equivalents and marketable securities balance at September 30, 2011, receipt of the upfront payment from Grupo Ferrer Internacional, S.A., or Grupo Ferrer, pursuant to our Collaboration, License and Supply Agreement, or the Ferrer Agreement, with Grupo Ferrer executed in October 2011, net of our $5 million payment to the former Symphony Allegro, Inc., or Allegro, stockholders, and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the second quarter of 2012. We are unable to assert that our financial position is sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of ADASUVE or our other programs or to continue operations and we may not be able to execute any strategic transaction.

Our product candidates in active development are:

•

ADASUVE (Staccato loxapine or AZ-004). We are developing ADASUVE for the rapid treatment of agitation in patients with schizophrenia or bipolar disorder. In December 2009, we submitted a New Drug Application, or NDA, for ADASUVE with the U.S. Food and Drug Administration, or the FDA. In October 2010, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for ADASUVE. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. In December 2010, we completed an End-of-Review meeting with the FDA to discuss the issues outlined in the ADASUVE CRL. In April 2011 we completed a meeting with the FDA to discuss preliminary draft labeling and initial Risk Evaluation and Mitigation Strategy, or REMS, program proposals. In August 2011, we resubmitted the ADASUVE NDA, which was accepted by the FDA as a complete, class 2 response to the FDA’s CRL. The FDA indicated a Prescription Drug User Fee Act goal date of February 4, 2012. The FDA also confirmed that the ADASUVE NDA will be the subject of a Psychopharmacologic Drugs Advisory Committee, which has been scheduled for December 12, 2011.

In the CRL, the FDA stated that its primary clinical safety concern was related to data from the three Phase 1 pulmonary safety studies with ADASUVE. This concern was primarily based on observed, dose-related post-dose decreases in forced expiratory volume in one second, or FEV1, a standard measure of lung function, in healthy subjects and in subjects with asthma or chronic obstructive pulmonary disease, or COPD. The FDA also noted that decreases in FEV1 were recorded in subjects who were administered device-only, placebo versions of ADASUVE. In the information package submitted to the FDA in response to the CRL and in preparation for the End-of-Review meeting, we presented evidence that we believe demonstrates the placebo device is safe, including a blinded expert review of the flow-volume loops data from the healthy subject study as further evidence that there appears to be no consistent pattern suggestive of airway obstruction in these subjects. We also provided an analysis that we believe shows that there is no meaningful temporal relationship between placebo administration and decreases in FEV1. We believe this evidence and analysis confirm that the changes seen were likely background events in the population studied, where the repeated and extensive pulmonary function testing may have contributed to some of the observations. Additionally, we believe we showed that the aerosol characterization does not indicate a basis for concern. We reiterated these arguments in our NDA resubmission.

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

The CRL also raised issues relating to the suitability of our stability studies and certain other Chemistry, Manufacturing, and Controls, or CMC, concerns, including items relating to the FDA’s pre-approval manufacturing inspection. Because ADASUVE incorporates a novel delivery system, the CRL included input from the FDA’s Center for Devices and Radiological Health, or the CDRH. In the CRL, the CDRH requested a human factors study and related analysis to validate that the product can be used effectively in the proposed clinical setting. We finalized the protocol with input from the FDA and completed this study in the second quarter of 2011. We are not currently required to conduct any additional efficacy or safety clinical trials for ADASUVE. The CDRH also requested further bench testing of the product under an additional “worst-case” manufacturing scenario. We have completed this additional “worst-case” bench testing of the product, submitted the data to the FDA and believe that this issue has been adequately addressed.

In April 2011 we completed a Type C meeting with the FDA. The primary purpose of this meeting was to discuss preliminary draft labeling and initial REMS program proposals. The FDA granted this meeting at our request, as a follow-on activity to discussions during our End-of-Review meeting held in December 2010. In the information package submitted to the FDA in preparation for this guidance meeting, we included updated draft labeling and a medication guide, and initial proposals for an ADASUVE REMS program, including a draft communication plan and draft post-approval study outline.

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

We proposed to the FDA that standard medical clearance procedures, including a medical and medication history, and a physical examination, would provide the appropriate information to determine eligibility of patients for treatment. The FDA indicated that while screening and examining patients is useful, this cannot identify all patients who should not receive ADASUVE. Therefore the FDA indicated that close observation of the patient post-dosing would be important.

The FDA emphasized that there are two key components for a risk mitigation proposal: (i) adequacy of monitoring via patient observation for a period of time relative to the likely occurrence of a respiratory adverse reaction, and (ii) availability of rescue medication (e.g., inhaled albuterol) should an adverse reaction occur. The FDA suggested that it is also possible that a REMS for

ADASUVE could include elements to assure safe use as one manner in which to address the need for post-dose observation and training for possible treatment of a respiratory adverse reaction, if it were to occur. We believe we addressed this updated guidance from the FDA in our draft REMS proposal contained within the ADASUVE NDA resubmission made in August 2011.

In the information package submitted to the FDA, we also proposed, as a study outline, to conduct a post-approval observational study of the real-world use of ADASUVE. The ADASUVE study objectives would include an assessment of patient selection, the usability of ADASUVE in a range of agitated patients, safety and adverse event observations during dosing and in post-dose time periods, and the adequacy of post-dose monitoring. The FDA indicated that the size of the study needs to be sufficient to characterize the usage and safety profile of ADASUVE in a real-world setting.

In summary, the FDA indicated that a complete review of the proposed REMS in conjunction with the full clinical review of the resubmitted NDA will be necessary to determine whether the REMS would be acceptable.

In September 2010, we met with the EMA regarding a possible MAA for ADASUVE. In October 2010, we were notified that ADASUVE was eligible for submission to the EMA through the centralized procedure. In November 2010, we received notification of the Rapporteur/Co-Rapporteur appointments for ADASUVE. In May 2011, we conducted a meeting with the Rapporteur and in, July 2011, we conducted a meeting with the Co-Rapporteur. We also have been notified that ADASUVE is acceptable for submission as a trade name and have completed work on the Pediatric Investigation Plan for the MAA submission. On October 26, 2011, the EMA accepted the submission of our ADASUVE MAA.

In October 2011, we entered into a commercial partnership with Grupo Ferrer pursuant to the Ferrer Agreement to commercialize ADASUVE in Europe, Latin America, Russia and the Commonwealth of Independent States countries, or the Ferrer Territories. Under the terms of the Ferrer Agreement, we will receive an upfront cash payment of $10 million, $5 million of which will be paid to the former Allegro stockholders, and are eligible to receive additional milestone payments contingent on regulatory approvals, individual country commercial sales initiation and cumulative net sales targets. We will be responsible for filing and obtaining approval of the ADASUVE Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA. Grupo Ferrer will be responsible for satisfaction of all other regulatory and pricing requirements to market and sell ADASUVE in the Ferrer Territories. Grupo Ferrer will have the exclusive rights to commercialize ADASUVE in the Ferrer Territories. We will supply ADASUVE to Grupo Ferrer for all of its commercial sales, and will receive a specified per-unit transfer price. Either party may terminate the Ferrer Agreement for the other party’s uncured material breach or bankruptcy. The Ferrer Agreement continues in effect on a country-by-country basis until the later of the last to expire patent covering ADASUVE in such country or 12 years after first commercial sale. The Ferrer Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

•

AZ-007 (Staccato zaleplon). We have completed Phase 1 testing for AZ-007. This product candidate is being developed for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. In the Phase 1 study, AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak drug concentration of 1.6 minutes. Pharmacodynamics, measured as sedation assessed on a 100 mm visual-analog scale, showed onset of effect as early as 2 minutes after dosing. We do not intend to spend external development resources on AZ-007 through at least the fourth quarter of 2011, but are continuing internal work on the technical product development of AZ-007.

•

Staccato nicotine is designed to help smokers quit by addressing both the chemical and behavioral components of nicotine addiction by delivering nicotine replacement via inhalation. On August 25, 2010, we entered into a license and development agreement, or the Cypress Agreement, with Cypress Bioscience, Inc., or Cypress, for Staccato nicotine. According to the terms of the Cypress Agreement, Cypress paid us a non-refundable upfront payment of $5 million to acquire the worldwide license for the Staccato nicotine technology. In addition, following the completion of certain preclinical and clinical milestones relating to the Staccato nicotine technology, if Cypress elects to continue the development of Staccato nicotine, Cypress is obligated to pay to us an additional technology transfer payment of $1 million. We have a carried interest of 50% prior to the technology transfer payment and 10% after the completion of certain development activities and receipt of the technology transfer payment, subject to adjustment in certain circumstances, in the net proceeds of any sale or license by Cypress of the Staccato nicotine assets and the carried interest will be subject to put and call rights in certain circumstances. Under the Cypress Agreement, Cypress has responsibility for preclinical, clinical and regulatory aspects of the development of Staccato nicotine, along with the commercialization of the product. Through September 30, 2011, Cypress has paid us a total of $3.9 million for our efforts to execute the defined development plan for Cypress.

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

On May 6, 2011, we issued an aggregate of 11,927,034 shares of our common stock and warrants to purchase up to an additional 4,174,457 shares of our common stock in a registered direct offering. Net proceeds from the offering were approximately $15.9 million, after deducting offering expenses. The warrants are exercisable beginning November 6, 2011 at $1.755 per share, and will expire on May 6, 2016. The shares of common stock and warrants were immediately separable and were issued separately. The securities were sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. We agreed to customary obligations regarding registration, including indemnification and maintenance of the registration statement. Further, if we propose to issue securities prior to the earlier of (i) the date on which we receive written approval from the FDA for our NDA for ADASUVE or (ii) June 30, 2012, the investors in the offering, subject to certain exceptions, have the right to purchase their pro rata share, based on their participation in the offering, of such securities. The foregoing rights and restrictions and applicable listing standards may affect our ability to consummate certain types of offerings of our securities in the future.

In May 2010, we obtained a committed equity financing facility under which we may sell up to 8,936,550 shares of our common stock to Azimuth Opportunity, Ltd., or Azimuth, over a 24-month period. We are not obligated to utilize any of the facility and we remain free to enter into and consummate other equity and debt financing transactions. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if we elect to use the facility, we will issue shares to Azimuth at a discount between 5.00% and 6.75% to the volume weighted average price of our common stock over a preceding period of trading days. Azimuth is not required to purchase any shares at a pre-discounted purchase price below $3.00 per share. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on May 20, 2010. This facility replaces a similar facility that was established in March 2008 and expired after its 24-month term. As part of our May 2011 registered direct offering, we agreed to refrain from utilizing this equity financing facility or any similar facilities, or entering into variable rate transactions, until the earlier of: (i) 30 days after the approval of our ADASUVE NDA or (ii) June 30, 2012. As of September 30, 2011, there have been no sales of common stock under these facilities.

Other than those licensed to Cypress and Grupo Ferrer, we currently retain all rights to our product candidates and the Staccato system. We intend to capitalize on our internal resources to develop certain of our product candidates and identify routes to utilize external resources to develop and commercialize other product candidates.

We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, payments received pursuant to collaborations, capital lease and equipment financings, debt financings and government grants. We have generated $63.6 million in revenues from inception through September 30, 2011, primarily through license and development agreements and United States Small Business Innovation Research grants and drug compound feasibility studies. Prior to 2007, we recognized governmental grant revenue and drug compound feasibility revenues, however, we expect no grant revenue or drug compound feasibility screening revenue in 2011. We do not expect any material product revenue until at least 2012, if at all.

We have incurred significant losses since our inception. As of September 30, 2011, our deficit accumulated during development stage was $296.9 million and total stockholders’ deficit was $0.9 million. We recognized net losses of $30.8 million, $1.5 million, $56.1 million, $77.0 million and $342.0 million during the nine months ended September 30, 2011, the years ended December 31, 2010, 2009 and 2008, and the period from December 19, 2000 (Inception) to September 30, 2011, respectively. We expect our net losses to increase in 2011 compared to 2010, as the 2010 results were impacted by the $40 million of revenue recognized from the termination of our license agreement with Biovail Laboratories International, SRL, or Biovail, for ADASUVE.

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long term success. If we do not complete development of our product candidates and obtain regulatory approval to market one or more of these product candidates, we may be forced to cease operations. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. Our current strategy is to focus our resources on ADASUVE. In addition, we plan to seek commercial partners for the worldwide development and commercialization for all of our product candidates. If in the future we enter into additional partnerships, third parties could have control over preclinical development or clinical trials for some of our product candidates. Accordingly, the progress of such product candidates would not be under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to any future partnerships or how such arrangements would affect our development plans or capital requirements.

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

We believe that with current cash, cash equivalents and marketable securities, the upfront payment from Grupo Ferrer, net of our $5 million payment to the former Allegro stockholders, and our current expected cash usage, we will be able to maintain our currently planned operations, at our current cost levels, into the second quarter of 2012. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2011 and 2010

Revenue

Revenues for the three and nine months ended September 30, 2011 were $1,259,000 and $3,776,000, respectively, compared to $744,000 for both the three and nine months ended September 30, 2010. Revenues for all periods were related to our license and development agreement with Cypress signed in August 2010.

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

The following table allocates our expenditures between product candidate costs or general research, based on our internal records and estimated allocations of employee time and related expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Product candidate expenses	$7,777	$5,547	$19,365	$18,849
General research	274	1,107	1,612	3,659

Total research and development expenses	$8,051	$6,654	$20,977	$22,508

Research and development expenses were $8.1 million and $21.0 million during the three and nine months ended September 30, 2011, respectively, and $6.7 million and $22.5 million in the same periods in 2010, respectively.

Our 2011 results, as compared to our 2010 results for the same period, were impacted by our deferral of certain ADASUVE commercialization and manufacturing efforts in response to the CRL received for the ADASUVE NDA, a reduction in overall research efforts to conserve cash balances, and the effects of the recognition and reversal of certain expenses related to our 2010 and 2011 employee bonus plans.

In July 2010, we announced that we moved AZ-007 into active development. However, due to the FDA not approving ADASUVE for commercial marketing in October 2010, we have slowed the development of AZ-007 from second half of 2010 levels and eliminated all external development costs. We are continuing our development obligations under the Cypress agreement for Staccato nicotine.

In the three months ended September 30, 2011, we recognized $0.8 million of bonus expense, approximately half of the 2011 target cash bonus, as we deemed it probable that such amounts would become payable. We did not recognize any bonus expense through the first six months of 2011.

In the three months ended September 30, 2010, due to the receipt of the ADASUVE CRL, we reversed bonus expense and share-based compensation related to the 2010 bonus program recognized in the first half of 2010 and ceased recognizing such amounts during the three months ended September 30, 2010. For the nine months ended September 30, 2010, research and development expenses would have been $2.6 million higher if we had not reversed the bonus expense.

For the three months ending December 31, 2011, we expect research and development share-based compensation expenses to increase from each of the first three quarters of 2011 and we expect non-share based compensation to remain relatively consistent with the first three quarters of 2011. In 2011, other than the $0.8 million of bonus expense recognized in the three months ended September 30, 2011 discussed above, we have not recognized certain share-based compensation and non share-based compensation expenses related to our 2011 employee bonus plan due to the uncertainty of such bonuses becoming payable. If we believe it is probable that additional bonus plan milestones become payable, we will incur additional share-based and non share-based compensation expense for the period.

General and Administrative Expenses

General and administrative expenses were $3.1 million and $8.7 million during the three and nine months ended September 30, 2011, respectively, and $2.6 million and $11.5 million in the same periods in 2010, respectively.

Consistent with research and development expenses, our general and administrative expenses for 2011, as compared to the same period for 2010, were impacted by our efforts to reduce discretionary spending to preserve cash balances and the effects of the reversal and recognition of certain expenses related to our 2010 and 2011 employee bonus plans. We recognized $0.5 million of bonus expense in the three months ended September 30, 2011 that were not recognized in the six months ended June 30, 2011, and general and administrative expenses would have been $1.2 million higher during the three and nine months ended September 30, 2010 if we had not reversed certain bonus expenses.

In addition, the result for the nine months ended September 30, 2010 was impacted by a charge of $1.1 million related to our entering into a sublease agreement for a portion of one of our Mountain View facilities equal to the difference between the lease payments made by us and the cash receipts generated from the sublease over the life of the sublease and a $0.3 million non-cash share-based compensation charge for the surrender of certain stock options.

For the three months ending December 31, 2011, we expect general and administrative share-based compensation expenses to increase from each of the first three quarters of 2011 and we expect non-share based compensation to remain relatively consistent with the first three quarters of 2011. In 2011, other than the $0.5 million of bonus expense recognized in the three months ended September 30, 2011 discussed above, we have not recognized certain share-based compensation and non share-based compensation expenses related to our 2011 employee bonus plan due to the uncertainty of such bonuses becoming payable. If we believe it is probable that additional bonus plan milestones become payable, we will incur additional share-based and non share-based compensation expense for the period.

Change in the Fair Value of Contingent Consideration Liability

In connection with our acquisition of all of the outstanding equity of Allegro in the third quarter of 2009, we are obligated to pay Symphony Allegro Holdings LLC, or Holdings, certain percentages of cash receipts that may be generated from future collaboration transactions for ADASUVE, AZ-002 and/or AZ-104. We measure the fair value of this contingent consideration liability on a recurring basis. Any changes in the fair value of this contingent consideration liability are recognized in earnings in the period of the change. Certain events, including, but not limited to, clinical trial results, FDA approval or nonapproval of our submissions, such as our

ADASUVE NDA filed in December 2009 and resubmitted in August 2011 and our ADASUVE MAA filed in October 2011, the timing and terms of a strategic partnership, and the commercial success of ADASUVE, AZ-002 and/or AZ-104, could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations.

During the three and nine months ended September 30, 2011, we modified the assumptions regarding the amounts, probabilities and timing of certain cash flows, primarily as a result of the collaboration for ADASUVE with Grupo Ferrer. The changes in these assumptions along with the effect of the passage of three and nine months on the present value computation resulted in increases of $3.0 million and $3.3 million in the contingent consideration liability during the three and nine months ended September 30, 2011, respectively.

Interest and Other Income/(Expense), Net

Interest and other income/(expense) was $13,000 and $30,000 for the three and nine months ended September 30, 2011, respectively, and $19,000 and $28,000 in the same periods in 2010, respectively. The amounts primarily represent income earned on our cash, cash equivalents and marketable securities as well as losses on the retirement of fixed assets. We expect interest income to continue to remain nominal through 2012 as we expect the low interest rate environment to continue.

Interest Expense

Interest expense was $529,000 and $1,703,000 for the three and nine months ended September 30, 2011, respectively, and $599,000 and $1,024,000 in the same periods in 2010, respectively. The amounts represent interest on our equipment financing obligations and term loan agreements. Interest expense increased due to the addition of the $15 million term loan agreement in May 2010 and the additional expense related to the Autoliv $2.8 million unsecured promissory note beginning in January 2011. We expect interest expense to decrease slightly from the first three quarters of 2011 due to decreasing outstanding debt balances as we make our monthly payments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, receiving aggregate net proceeds from such sales totaling $283.0 million, revenues primarily from licensing and development agreements and government grants totaling $63.6 million. We have received equipment financing obligations and term loans, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our ESPP. As of September 30, 2011, we had $28.3 million in cash, cash equivalents and marketable securities. Our cash and marketable securities balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation.

Cash Flows from Operating Activities. Net cash (used in) provided by operating activities was ($24.6) million and $18.8 million during the nine months ended September 30, 2011 and 2010, respectively. The net cash used in operating activities in the nine months ended September 30, 2011 primarily reflects the net loss of $30.8 million offset by the non-cash charges of: (i) share-based compensation expense of $1.5 million, (ii) depreciation of $3.4 million, and (iii) the change in fair value of the contingent liability of $3.3 million. Cash flows from operating activities were also impacted by reduction in deferred revenue of $1.8 million and other liabilities of $1.7 million partially offset by the increase in accrued clinical and other accrued liabilities of $0.8 million.

The net cash provided by operating activities in the nine months ended September 30, 2010 primarily reflects the deferred revenues of $45.2 million from payments received under the Biovail and Cypress agreements and the change in the fair value of the contingent consideration liability of $7.3 million, offset by a net loss of $26.9 million, share-based compensation expense of $2.5 million, depreciation of $3.4 million, decrease in other receivables of $1.4 million and increase in accounts payable of $1.7 million.

Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was $9.4 million and $(45.1) million during the nine months ended September 30, 2011 and 2010, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. During the nine months ended September 30, 2011, we had maturities of marketable securities, net of purchases, of $9.8 million, and purchases of property and equipment of $0.4 million, primarily consisting of equipment purchases.

During the nine months ended September 30, 2010, we had purchases of marketable securities, net of maturities, of $36.7 million, and purchases of property and equipment of $8.5 million, primarily consisting of equipment purchases.

Cash Flows from Financing Activities. Net cash provided by financing activities was $12.0 million and $22.5 million during the nine months ended September 30, 2011 and 2010, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our equipment financing agreements. In May 2011, we issued 11,927,034 shares of our common stock and warrants to purchase 4,174,457 shares of our common stock resulting in net proceeds of approximately $15.9 million. In August 2010, we issued 6,685,183 shares of our common stock and warrants to purchase 3,342,589 shares of our common stock resulting in net proceeds of $16.4 million. In the nine months ended September 30, 2011 and 2010, payments on our financing obligations were $4.1 million and $1.8 million, respectively.

We believe that with current cash, cash equivalents and marketable securities and receipt of the upfront payment from Grupo Ferrer, net of our $5 million payment to the former Allegro stockholders, we will be able to maintain our current operations, at our current cost levels, into the second quarter of 2012. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	expenditures related to continued preclinical and clinical development of our lead product candidates during this period within budgeted levels;

•	no unexpected costs related to the development of our manufacturing capability;

•	no unexpected costs related to the FDA review of our ADASUVE NDA or EMA review of our ADASUVE MAA; and

•	no growth in the number of our employees during this period.

Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” In light of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we enter into additional strategic partnerships with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the cost, timing and outcomes of regulatory approvals or non-approvals;

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the terms and timing of any additional distribution, strategic partnership or licensing agreements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing manufacturing, marketing and sales capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. In this regard, for the year ended December 31, 2010, we received an explanatory paragraph from our independent registered public accounting firm in their audit opinion raising substantial doubt about our ability to continue as a going concern. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs, or reduce our efforts to build our commercial manufacturing capacity, and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Certain restrictions imposed on us in connection with our May 2011 stock and warrant issuance, as well as applicable listing standards, may affect our ability to consummate certain types of offerings of our securities in the future. If we raise funds through additional collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition, results of operations, and prospects.

Contractual Obligations

We lease two buildings with an aggregate of 106,894 square feet of manufacturing, office and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. We currently have subleases covering 19,334 square feet, 20,956 square feet and 2,500 square feet of these facilities, reducing the space we occupy to 64,104 square feet. The lease for both facilities expires on March 31, 2018, and we have two options to extend the lease for five years each. On April 4, 2011, we terminated the sublease agreement pertaining to 19,334 square feet, which was effective July 4, 2011, and subsequently leased this space to another party for the period from July 15, 2011 through March 31, 2012. Our sublease agreement with regard to 20,956 square feet will expire on February 28, 2014 and our sublease for 2,500 square feet has converted to a month-to-month basis. We believe that the Mountain View facilities are sufficient for our office, manufacturing and laboratory needs for at least the next three years.

We have financed a portion of our equipment purchases through various equipment financing agreements. Under the agreements, equipment advances are to be repaid in 36 to 48 monthly installments of principal and interest. The interest rate, which is fixed for each draw, is based on the U.S. Treasuries of comparable maturities and is 9.2% on the outstanding balance. The equipment purchased under the equipment financing agreement is pledged as security.

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

In June 2010 and February 2011, we entered into agreements to amend the terms of the manufacture agreement, or the amendments. Under the terms of the first of the amendments, we paid Autoliv $4 million and issued Autoliv a $4 million unsecured promissory note in return for a production line for the commercial manufacture of chemical heat packages. Each production line is comprised of two identical and self-sustaining “cells,” and the first such cell was completed, installed and qualified in connection with such amendment. Under the terms of the second of the amendments, the original $4 million note was cancelled and a new unsecured promissory note was issued with a reduced principal amount of $2.8 million, or the second note, and production on the second cell ceased. The second note is payable in 48 equal monthly installments of $68,000. In the event that we request completion of the second cell of the first production line for the commercial manufacture of chemical heat packages, Autoliv will complete, install and fully qualify such second cell for a cost to us of $1.2 million and Autoliv will transfer ownership of such cell to us upon the payment in full of such $1.2 million and the second note. At our request, Autoliv will manufacture up to two additional production lines for the commercial manufacture of chemical heat packages at a cost not to exceed $2,400,000 for each additional line.

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

Our recurring losses from operations and our need for additional capital raise substantial doubt about our ability to continue as a going concern, and as a result, we have classified all of our financing obligations as current. If this substantial doubt is removed in future periods, we will reclassify these financing obligations between current and non-current. Our scheduled future minimum contractual payments, net of sublease income, including interest at September 30, 2011, are as follows (in thousands):

	Operating Lease Agreements	Equipment Financing Obligations	Loan Agreements	Total

2011 - remaining 3 months	1,023	30	1,785	2,838
2012	4,173	—	7,140	11,313
2013	4,305	—	6,124	10,429
2014	4,859	—	815	5,674
Thereafter	15,857	—	—	15,857

Total	$30,217	$30	$15,864	$46,111

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

Changes in the fair value of the contingent consideration liability are recognized in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, FDA or EMA approval or non-approval of our submissions, the timing and terms of a strategic partnership, the commercial success of the programs, and the discount rate used could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations.

Revenue Recognition

We recognize revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13.

In determining the accounting for collaboration agreements entered into prior to January 1, 2011, we determine whether an arrangement involves multiple revenue-generating deliverables that should be accounted for as a single unit of accounting or divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the arrangement represents a single unit of accounting, the revenue recognition policy and the performance obligation period must be determined, if not already contractually defined, for the entire arrangement. If the arrangement represents separate units of accounting, a revenue recognition policy must be determined for each unit.

For collaboration agreements entered into or significantly modified on or subsequent to January 1, 2011, we followed the guidelines of Accounting Standards Update 2009-13, or ASU 2009-13, as described in “Recently Adopted Accounting Standards” below.

Revenues for non-refundable upfront license fee payments, where we continue to have obligations, will be recognized as performance occurs and obligations are completed.

Recently Adopted Accounting Standards

In October 2009, the Financial Accounting Standards Board, or FASB, published ASU 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”. The revised guidance eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. The adoption of ASU 2009-13 only affects multiple deliverable arrangements entered into, or materially modified, after January 1, 2011. The prospective adoption of ASU 2009-13 did not have an impact on our financial position, results of operations or cash flows.

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

Our exposure to market risk is confined to our cash, cash equivalents, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of September 30, 2011, we had cash, cash equivalents and marketable securities of $28.3 million. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management (with the participation of our chief executive officer, chief financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2011, our internal disclosure controls and procedures were effective.

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

Our audited financial statements for the fiscal year ended December 31, 2010 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our operating and capital plans for the next twelve months call for cash expenditure to exceed our cash, cash equivalents, marketable securities and working capital. Our management concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses, raise additional funds, principally through the additional sales of our securities or debt financings, or enter into an additional corporate partnership to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

We have a history of net losses. We expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $30.8 million, $1.5 million, $56.1 million and $77.0 million for the nine months ended September 30, 2011, and the years ended December 31, 2010, 2009 and 2008, respectively, and $342.0 million for the period from December 19, 2000 (inception) to September 30, 2011. As of September 30, 2011, we had a deficit accumulated during development stage of $296.9 million and stockholders’ deficit of $0.9 million. We expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not completed clinical development for any of our product candidates. In October 2010, we received a CRL from the FDA regarding our

NDA for our ADASUVE product candidate. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. In December 2010, we completed an End-of-Review meeting with the FDA to discuss the issues outlined in the ADASUVE CRL. In April 2011, we completed a meeting with the FDA to discuss preliminary draft labeling and initial Risk Evaluation and Mitigation Strategy, or REMS, program proposals. The FDA indicated that a complete review of the proposed REMS in conjunction with the full clinical review of the resubmitted NDA will be necessary to determine whether the REMS will be acceptable. In August 2011, we resubmitted the ADASUVE NDA, which was accepted by the FDA as a complete, class 2 response to the FDA’s CRL. The FDA indicated a Prescription Drug User Fee Act goal date of February 4, 2012. In October 2011, the FDA confirmed that the ADASUVE NDA will be the subject of a Psychopharmacologic Drugs Advisory Committee, which has been scheduled for December 12, 2011. We may be unsuccessful in resolving the concerns raised in the CRL, our proposed REMS may not be acceptable to the FDA and we may never receive marketing approval for ADASUVE or any of our product candidates as a result of the issues raised in the CRL. In October 2011, we submitted our ADASUVE MAA to the EMA for marketing authorization approval in the European Union. Each of our other product candidates is at an earlier stage of development and may be affected by concerns expressed in the CRL. Each of our product candidates will be unsuccessful if it:

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

We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:

•

the cost and outcomes of regulatory proceedings, most importantly, the FDA review of the NDA for ADASUVE that we resubmitted in August 2011 and the EMA review of the MAA for ADASUVE that we submitted in October 2011;

•

the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities, and our manufacturing development and commercial manufacturing activities;

•	the cost and timing of developing manufacturing capacity;

•	the cost and timing of developing sales and marketing capabilities prior to receipt of any regulatory approval of our product candidates;

•	revenues received from any existing or future products;

•	payments received under our collaboration with Cypress and Grupo Ferrer and any future strategic partnerships;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with commercializing our product candidates, if they receive regulatory approval.

We believe that with current cash, cash equivalents and marketable securities and receipt of the upfront payment from Grupo Ferrer, net of our $5 million payment to the former Allegro stockholders, we will be able to maintain our current operations, at our current cost levels, into the second quarter of 2012. Further, due to the FDA not approving ADASUVE for commercial marketing in October 2010, we are slowing the clinical development of AZ-007. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	expenditures related to continued preclinical and clinical development of our product candidates during this period within budgeted levels;

•	no unexpected costs related to the development of our manufacturing capability;

•	no unexpected costs related to the FDA review of our ADASUVE NDA or the EMA review of our ADASUVE MAA; and

•	no growth in the number of our employees during this period.

We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic partnerships or licensing arrangements, as well as interest income earned on cash and marketable securities balances and proceeds from stock option exercises and purchases under our ESPP. Any financing transaction may contain unfavorable terms. If we raise additional funds by issuing equity securities, our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we raise additional funds through strategic partnerships, we may be required to relinquish rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. In addition, in connection with our registered direct financing in May 2011, we agreed with the investors that, subject to certain exceptions, if we issue securities prior to the earlier of (i) the date on which we receive written approval from the FDA for our ADASUVE NDA or (ii) June 30, 2012, the investors in the offering have the right to purchase their pro rata share, based on their participation in the offering, of such securities. Complying with the terms of the foregoing rights and restrictions may make it more difficult to complete certain types of transactions and result in delays to our fundraising efforts.

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. We received a CRL for our NDA in October 2010.

In October 2010, we received a complete response letter, or CRL, from the FDA regarding our NDA. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The CRL conveyed the FDA’s comments regarding certain issues with our NDA, including data from the three Phase 1 pulmonary safety studies with ADASUVE, suitability of stability studies and certain other CMC concerns, including matters related to the FDA’s inspection of our manufacturing facilities. In December 2010, we met with the FDA to address the concerns raised in the CRL. In April 2011, we completed a meeting with the FDA to discuss preliminary draft labeling and initial REMS program proposals. The FDA indicated that a complete review of the proposed REMS in conjunction with the full clinical review of the resubmitted NDA will be necessary to determine whether the REMS will be acceptable. We resubmitted our NDA in August 2011, which we believe addresses the FDA’s concerns outlined in the CRL. We may be unsuccessful in resolving the issues raised by the FDA, our proposed REMS may not be acceptable to the FDA and we may never receive marketing approval for ADASUVE or any of our product candidates as a result of the issues raised in the CRL. In addition, the FDA has scheduled a meeting of the Psychopharmacologic Drugs Advisory Committee, or PDAC, for December 12, 2011, at which the ADASUVE NDA will be discussed. If the PDAC does not support approval of the ADASUVE NDA, it could have a negative impact on the price of our common stock and our business.

The FDA will conduct an in-depth review of our resubmission to determine whether to approve ADASUVE for commercial marketing for the indications we have proposed. If the FDA is not satisfied with the information we provide, the FDA may refuse to approve our NDA or may require us to perform additional studies or provide other information in order to secure approval. The FDA may delay, limit or refuse to approve our resubmitted NDA if we do not sufficiently address the issues raised in the CRL.

If the FDA determines that the clinical trials of ADASUVE that were submitted in support of our NDA were not conducted in full compliance with the applicable protocols for these studies, as well as with applicable regulations and standards, or if the FDA does not agree with our interpretation of the results of such studies, the FDA may reject the data that resulted from such studies. The rejection of data from clinical trials required to support our NDA for ADASUVE could negatively impact our ability to obtain marketing authorization for this product candidate and would have a material adverse effect on our business and financial condition.

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

The recent economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe that with current cash, cash equivalents and marketable securities and receipt of the upfront payment from Grupo Ferrer, net of our $5 million payment to the former Allegro stockholders, we will be able to maintain our current operations, at our current cost levels, into the second quarter of 2012, we may obtain additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and stock price and could require us to delay or abandon clinical development plans or alter our operations. There is a risk that one or more of our current component manufacturers and partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

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

We have not completed all the clinical trials necessary to support an application with the FDA for approval to market any of our product candidates other than what we believe to be adequate clinical trials to support the marketing approval for ADASUVE in the United States. Future clinical trials may be delayed or terminated as a result of many factors, including:

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

We have not yet received regulatory approval from the FDA or any foreign regulatory authority to market any of our product candidates. The clinical development and regulatory approval process is extremely expensive and takes many years. The timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our product candidates, we will be unable to market and sell them and therefore we may never be profitable. In October 2010 the FDA issued a CRL regarding our NDA for ADASUVE. In December 2010, we met with the FDA to address the concerns raised in the CRL. We resubmitted our NDA in August 2011 which we believe addresses the FDA’s concerns outlined in the CRL. In April 2011, we completed a meeting with the FDA to discuss preliminary draft labeling and initial REMS program proposals. The FDA indicated that a complete review of the proposed REMS in conjunction with the full clinical review of the resubmitted NDA will be necessary to determine whether the REMS will be acceptable. We may be unsuccessful in resolving these issues, our proposed REMS may not be acceptable to the FDA and we may never receive marketing approval for ADASUVE or any of our product candidates as a result of the issues raised in the CRL.

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

Prior clinical trial program designs and results are not necessarily predictive of future clinical trial designs or results. Initial results may not be confirmed upon full analysis of the detailed results of a trial. Product candidates in later stage clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials with acceptable endpoints. In the CRL, the FDA raised concerns regarding the safety of ADASUVE based on data from three Phase 1 pulmonary safety studies. If we do not resolve these concerns to the satisfaction of the FDA, ADASUVE will not be approved for marketing.

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

The FDA and other foreign regulatory agencies, such as the EMA, can delay, limit or deny marketing approval for many reasons, including:

•	a product candidate may not be considered safe or effective;

•	the manufacturing processes or facilities we have selected may not meet the applicable requirements; and
•	changes in their approval policies or adoption of new regulations may require additional work on our part.

Part of the regulatory approval process includes compliance inspections of manufacturing facilities to ensure adherence to applicable regulations and guidelines. The regulatory agency may delay, limit or deny marketing approval of our other product candidates as a result of such inspections. In August 2010 the FDA inspected our manufacturing facilities at our Mountain View headquarters. The CRL we received in October 2010 regarding our NDA for ADASUVE raised issues regarding our manufacturing processes that must be resolved before we will be allowed to market ADASUVE.

Any delay in, or failure to receive or maintain, approval for any of our product candidates could prevent us from ever generating meaningful revenues or achieving profitability. The CRL we received in October 2010 conveyed the FDA’s comments regarding certain issues with our NDA, including Phase 1 pulmonary safety studies with ADASUVE, stability studies and matters related to the inspection of our manufacturing facilities. We may never receive marketing approval for ADASUVE or any of our product candidates as a result of the issues raised in the CRL.

Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies may change requirements for approval even after a clinical trial design has been approved. For example, ADASUVE and our other product candidates combine drug and device components in a manner that the FDA considers to meet the definition of a combination product under FDA regulations. The FDA exercises significant discretion over the regulation of combination products, including the discretion to require separate marketing applications for the drug and device components in a combination product. To date, our products are being regulated as drug products under the new drug application process administered by the FDA. The FDA could in the future require additional regulation of our products under the medical device provisions of the Federal Food, Drug, and Cosmetic Act. Our systems are designed to comply with Quality Systems Regulation, or QSR, which sets forth the FDA’s current good manufacturing practice requirements for medical devices, and other applicable government regulations and corresponding foreign standards. If we fail to comply with these regulations, it could have a material adverse effect on our business and financial condition.

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

Our product candidates will remain subject to ongoing regulatory review even if they receive marketing approval in the United States or in other countries. If we fail to comply with continuing regulations, we could lose these approvals, and the sale of any future products could be suspended. If approval is denied or limited in a country, or if a country imposes post-marketing requirements, that decision could affect our ability to market ADASUVE in such countries.

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

We have filed an MAA with the EMA for ADASUVE for the rapid control of agitation in adult patients with schizophrenia or bipolar disorder and plan to seek approval to market ADASUVE in other countries. If major objections are raised during the review procedure, we may not receive marketing approval and would be unable to commercialize ADASUVE in the European Union or other foreign countries. Alternatively, any marketing authorizations may be subject to conditions for approval or post-approval obligations. Such conditions or obligations may be costly and time consuming to fulfill and may affect our operations. For example, additional clinical data may be required to confirm the safety or efficacy profile of ADASUVE in the target patient population. In addition, marketing authorizations are subject to periodic reviews, which, if negative, could affect our ability to commercialize ADASUVE in the European Union and other foreign countries.

If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities, including the EMA, or previously unknown problems with any future products, suppliers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products, suppliers or manufacturing processes;

•	warning letters or untitled letters;

•	injunctions, consent decrees, or the imposition of civil or criminal penalties against us;

•	injunctions;

•	fines against us;

•	product seizures, detentions or import or export bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	suspension or withdrawal of regulatory approvals;

•	suspension or termination of any clinical trials of the products;

•	total or partial suspension of production;

•

our partner, Grupo Ferrer, could terminate our arrangement to commercialize ADASUVE in the Ferrer Territories, which would delay the development and may increase the cost of developing and commercializing ADASUVE;

•	refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications; and

•	denial of permission to file an application or supplement in a jurisdiction.

If we do not produce our commercial devices cost effectively, we will never be profitable.

Our Staccato system based product candidates contain electronic and other components in addition to the active pharmaceutical ingredients. As a result of the cost of developing and producing these components, the cost to produce our product candidates, and any approved products, will likely be higher per dose than the cost to produce intravenous or oral tablet products. This increased cost of goods may prevent us from ever selling any products at a profit. In October 2011, we committed to sell ADASUVE to Grupo Ferrer for a fixed transfer price. If we are unable to manufacture ADASUVE at a price lower than the fixed transfer price, we will incur losses on sales to Grupo Ferrer. Our future manufacturing costs per unit will be dependent on future demand of ADASUVE. If we do not generate sufficient demand, our manufacturing costs will exceed the Grupo Ferrer fixed transfer price. The development and production of our technology entail a number of technical challenges, including achieving adequate dependability, that may be expensive or time consuming to solve. Any delay in or failure to develop and manufacture any future products in a cost effective way could prevent us from generating any meaningful revenues and prevent us from becoming profitable.

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

A key element of our business strategy is our intent to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates. In December 2006, we entered into such a development relationship with Allegro and in December 2007 we entered into a strategic relationship with Endo Pharmaceuticals, Inc., or Endo, for the development of AZ-003, or the Endo license agreement. In January 2009, we mutually agreed with Endo to terminate the Endo license agreement. In June 2009, we amended the terms of our option agreement with Allegro, resulting in our acquisition of Allegro and the termination of the agreement in August 2009. In February 2010, we entered into a collaboration with Biovail for the commercialization of ADASUVE in the United States and Canada. In October 2010, Biovail gave us notice that it was terminating the collaboration and the collaboration terminated in January 2011. In August 2010, we entered into a license and development agreement with Cypress for Staccato nicotine. In October 2011, we entered into the Ferrer Agreement with Grupo Ferrer for the commercialization of ADASUVE in the Ferrer Territories. We intend to enter into additional strategic partnerships with third parties to develop and commercialize our product candidates. Other than Cypress and Grupo Ferrer, we do not currently have any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate additional strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate additional strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

If we enter into additional strategic partnerships, we may be required to relinquish important rights to and control over the development of our product candidates or otherwise be subject to terms unfavorable to us.

Our relationships with Cypress and Grupo Ferrer are, and any other strategic partnerships or collaborations with pharmaceutical or biotechnology companies we may establish will be, subject to a number of risks including:

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We anticipate that, if approved, ADASUVE would compete with other available antipsychotic drugs for the treatment of agitation, such as intramuscular formulations, which are approved for the treatment of agitation, oral tablets and oral solutions, which are not approved for the treatment of agitation.

We anticipate that, if approved, AZ-007 would compete with non-benzodiazepine GABA-A receptor agonists. We are also aware of more than 13 approved generic versions of zolpidem, or zaleplon, oral tablets, as well as at least one insomnia product that is under review by the FDA. Also, we are aware that a company has received a complete response letter from the FDA with respect to a version of zolpidem intended to treat middle of the night awakening. Additionally, we are aware of one product in Phase 3 development for the treatment of insomnia.

We anticipate that, if approved, AZ-104 would compete with currently marketed triptan drugs and with other migraine headache treatments. In addition, we are aware of at least one new migraine product under review by the FDA, which is an inhaled formulation, and at least four new product candidates in late-phase development for the treatment of migraines.

We anticipate that, if approved, AZ-003 would compete with some of the available forms of fentanyl, including injectable fentanyl, oral transmucosal fentanyl formulations and ionophoretic transdermal delivery of fentanyl. We are also aware of two fentanyl products under review by regulatory agencies either in the United States or abroad, and at least 10 products in Phase 2 or 3 clinical trial development for acute pain. In addition, if approved, AZ-003 would compete with various generic opioid drugs, such as oxycodone, hydrocodone and morphine, or combination products including one or more of such drugs.

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

We may establish our own specialty sales force and/or engage additional pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution systems to sell, market and distribute any future products. We are currently seeking partners for the development and commercialization of ADASUVE in addition to the commercial partnership we entered into with Grupo Ferrer. We also intend to seek international distribution partners in addition to Grupo Ferrer for our product candidates. We may not be able to establish a specialty sales force or establish sales and distribution relationships on acceptable terms. Factors that may inhibit our efforts to commercialize any future products without strategic partners or licensees include:

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates in clinical trials and will face an even greater risk if we commercialize any products. We may be held liable if any product we develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, liability claims may result in decreased demand for any product candidates or products that we may develop, injury to our reputation, withdrawal of clinical trials, costs to defend litigation, substantial monetary awards to clinical trial participants or patients, loss of revenue and the inability to commercialize any products that we develop. We have product liability insurance that covers our clinical trials up to a $10 million aggregate annual limit. We intend to expand product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for ADASUVE or any other products that we may develop. However, this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or delay the commercialization of our product candidates. If we are sued for any injury caused by any future products, our liability could exceed our total assets.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and The NASDAQ Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. The Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions, some of which the Securities and Exchange Commission, or SEC, has recently implemented by adopting additional rules and regulations in areas such as the compensation of executives (“say-on-pay”). We cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with the Sarbanes Oxley Act of 2002, the Dodd-Frank Act and associated SEC rules, or any other regulations, we could be subject to a range of consequences, including restrictions on our ability to sell equity securities or otherwise raise capital funds, the de-listing of our common stock from The NASDAQ Global Market, suspension or termination of our clinical trials, failure to obtain approval to market ADASUVE, restrictions on future products or our manufacturing processes, significant fines, or other sanctions or litigation. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery laws.

The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws generally prohibit companies as well as parties acting on their hehalf from making improper payments to government officials for the purpose of obtaining or retaining business. The recently enacted U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery in both the private and public sectors. In addition, an organization that “fails to prevent bribery” by anyone associated with the organization may be charged under the U.K. Bribery Act unless the organization can establish the defense of having implement “adequate procedures” to prevent bribery. Practices in the local business community of many countries have a level of government corruption that is greater than that found in much of the developed world. If we receive approval to market ADASUVE, we plan to adopt and implement policies and procedures to ensure that those involved in the marketing, sale, and distribution of our products are both aware of these legal requirements and committed to complying therewith. However, we cannot assure that these policies and procedures will protect us from potentially illegal acts committed by individual employees or agents. If we were found to be liable for anti-bribery law violations, we could be subject to criminal or civil penalties or other sanctions that could have a material adverse effect on our business and financial condition.

If ADASUVE is approved for marketing, we will be subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.

If ADASUVE or any of our other product candidates are approved for marketing, we will be subject to significant ongoing regulatory obligations, such as safety reporting requirements, periodic and annual reporting requirements, and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, the manufacture, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for any of our product candidates that may be approved by the FDA or foreign regulatory authorities will be subject to extensive and ongoing regulatory requirements. If we receive regulatory approvals to sell our products, the FDA and foreign regulatory authorities may impose significant restrictions on the indicated uses or marketing of our products, or impose requirements for burdensome post-approval study commitments. The terms of any product approval, including labeling, may be more restrictive than we desire and could affect the commercial potential of the product. If we become aware of previously unknown problems with any of our products in the United States or overseas or at our contract manufacturers’ facilities, a regulatory agency may impose labeling changes or restrictions on our products, our strategic collaborators, our manufacturers or on us. In such an instance, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits.

The FDA and other governmental authorities also actively enforce regulations prohibiting off-label promotion, and the government has levied large civil and criminal fines against companies for alleged improper promotion. The government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that impose significant reporting and other burdens on the affected companies.

If we are approved for marketing, we will also be subject to regulation by regional, national, state and local agencies, including the DEA, the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we may in the future commercialize our products. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, the Social Security Act, and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Any manufacturing, licensing, or commercialization partners we have or may in the future have, including Grupo Ferrer, will be subject to many of the same requirements.

The Federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under these laws for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs.We intend to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

The Federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Although we will not directly file claims, companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare and Medicaid fraud.

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states prohibit providing meals to prescribers or other marketing-related activities. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes. Currently, several additional states are considering similar proposals.

Compliance with various federal and state laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities could be subject to challenge under one or more of these laws if any of our product candidates are approved for marketing. Such a challenge could have a material adverse effect on our business and financial condition.

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Federal Anti-Kickback Statute and the Federal False Claims Act include a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions if any of our product candidates are approved for marketing. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business and financial condition.

If we or any of our partners fail to comply with applicable regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our or our partners’ ability to commercialize our products if any of our products are approved for marketing and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products if any of our products are approved for marketing. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

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

Our common stock price has experienced large fluctuations. In addition, the trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to revenue ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:

•	actual or anticipated regulatory approvals or non-approvals of our product candidates or competing products;

•	actual or anticipated cash depletion of our financial resources

•	actual or anticipated results and timing of our clinical trials;

•	changes in laws or regulations applicable to our product candidates;

•	changes in the expected or actual timing of our development programs, including delays or cancellations of clinical trials for our product candidates;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	sales results for ADASUVE, if it is approved for marketing;

•	our ability to manufacture our product candidates at a cost effective price, if approved for marketing;

•	conditions or trends in the life science and biotechnology industries;

•	changes in the market valuations of other life science or biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	sales of our common stock (or other securities) by us; and

•	sales and distributions of our common stock by our stockholders.

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

We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in August 2009 we issued 10,000,000 shares of our common stock and warrants to purchase an additional 5,000,000 shares of our common stock in connection with the closing of our acquisition of all of the equity of Allegro, in October 2009 we issued 8,107,012 shares of our common stock and warrants to purchase an additional 7,296,312 shares of our common stock in a private placement, in May 2010 we issued a warrant to purchase 376,394 shares of our common stock in connection with a secured term debt financing, in August 2010 we issued 6,685,183 shares of our common stock and warrants to purchase up to an additional 3,342,589 shares of our common stock in a registered direct offering and in May 2011 we issued 11,927,034 shares of our common stock and warrants to purchase up to an additional 4,174,457 shares of our common stock in a registered direct offering. In May 2010, we entered into a common stock purchase agreement with Azimuth that provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to 8,936,550 shares of our common stock at times and in amounts determined by us. If we enter into other financing transactions in which we issue equity securities in the future, our existing common stockholders will experience immediate dilution upon any such issuance.

If we fail to continue to comply with the listing requirements of The NASDAQ Global Market, the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50 million. As of November 1, 2011, the closing bid price of our common stock was $1.34, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was $71.7 million and the total market value of our listed securities was $96.7 million. As of September 30, 2011, we had stockholders’ deficit of $1.0 million. In addition, as recently as December 2010 the bid price of our common stock has been as low as $0.86 per share. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we could be subject to delisting from The NASDAQ Global Market. Not maintaining our listing on The NASDAQ Global Market may result in a decrease in the trading price of our common stock, lessen interest by institutions and individuals in investing in our common stock, make it more difficult to obtain analyst coverage and make it more difficult for us to raise capital in the future.

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

Alexza Pharmaceuticals, Inc.
(Registrant)

November 7, 2011	/s/ Thomas B. King
Thomas B. King President and Chief Executive Officer

November 7, 2011	/s/ August J. Moretti
August J. Moretti Senior Vice President, Chief Financial Officer, General Counsel and Secretary (principal financial officer)

November 7, 2011	/s/ Mark K. Oki
Mark K. Oki Vice President, Finance and Controller (principal accounting officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.3	Amended and Restated Bylaws. (2)

3.4	Amendment to Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (2)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (2)

10.1	Alexza Pharmaceuticals, Inc. 2005 Equity Incentive Plan, as amended. (4)

10.2	Alexza Pharmaceuticals, Inc. 2005 Employee Stock Purchase Plan, as amended. (4)

31.1*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1‡	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS†	XBRL Instance Document (furnished electronically herewith).

101.SCH†	XBRL Taxonomy Extension Schema Document (furnished electronically herewith).

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith).

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith).

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith).

*	Filed herewith.
‡	Furnished herewith.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 8, 2011.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(3)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 2, 2011.