Form 10-K
period 2011-12-31
Alexza Pharmaceuticals Inc.
filed 2012-03-12
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $93,337,699 based on the closing sale price of the Registrant’s common stock on The NASDAQ Global Market on June 30, 2011. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of March 1, 2012 was 116,136,338.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

The names “Alexza Pharmaceuticals, Inc.,” “Alexza,” “Staccato” and “ADASUVE” are trademarks of Alexza Pharmaceuticals, Inc. We have registered the trademarks “Alexza Pharmaceuticals,” “Alexza” and “Staccato” with the U.S. Patent and Trademark Office. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding: the adequacy of our capital to support our operations, our ability to raise additional funds and the potential terms of such potential financings, the prospects of us receiving approval to market ADASUVE in the United States or other countries, the implications of interim or final results of our clinical trials, the progress and timing of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of our product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures and the sufficiency of our cash resources. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

In addition, you should refer to the “Risk Factors” section of this Annual Report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Further more, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.

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

In early 2010, we conducted a thorough review of our product pipeline, evaluating current and potential new Staccato-based product candidates. This review yielded three categories of Staccato-based product candidates: (1) product candidates where we believe we can add value through internal development, (2) product candidates where we have developed the product idea, but where a development partner is required, and (3) product candidates based on new ideas, primarily focused on new chemical entities, where the Staccato technology can facilitate better or more effective delivery. In July 2010, we announced that, in addition to AdasuveTM (Staccato loxapine), or ADASUVE, AZ-007 (Staccato zaleplon) and Staccato nicotine would remain in active development. Active development on the remainder of our development pipeline is suspended.

We are continuing to seek partners to support development and commercialization of our product candidates. We believe that, based on our cash, cash equivalents and marketable securities balance at December 31, 2011, the subsequent receipt of the upfront payment from Grupo Ferrer Internacional, S.A., or Grupo Ferrer, pursuant to our Collaboration, License and Supply Agreement, or the Ferrer Agreement, with Grupo Ferrer executed in October 2011, net of our $5 million payment to the former stockholders of Symphony Allegro, Inc., or Allegro, net proceeds of approximately $20.4 million from our recently completed underwritten public offering, the March 2012 amendment of the Ferrer Agreement and our current expected cash usage, accounting for the February 2012 reduction in our workforce, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the fourth quarter of 2012. We are unable to assert that our financial position is sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern. In December 2011, we retained Lazard to assist in exploring strategic options to enhance stockholder value, including a possible sale or disposition of one or more corporate assets, a strategic business combination, partnership or other transaction. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of ADASUVE or our other programs or to continue operations and we may not be able to execute any strategic transaction.

Our lead product candidate is:

ADASUVE (Staccato loxapine). We are developing ADASUVE for the acute treatment of agitation in adults with schizophrenia or bipolar disorder. In December 2009, we submitted a New Drug Application, or NDA, for ADASUVE with the U.S. Food and Drug Administration, or the FDA. In October 2010, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for ADASUVE. In August 2011, we resubmitted the ADASUVE NDA, which was accepted for filing by the FDA as a complete, class 2 response to the FDA's CRL. The FDA indicated a Prescription Drug User Fee Act, or PDUFA, goal date for the ADASUVE NDA of February 4, 2012. In December 2012, the ADASUVE NDA was reviewed by the Psychopharmacologic Drugs Advisory Committee, or PDAC, and at the end of the meeting, the PDAC voted to recommend that ADASUVE be approved for use as a single dose in 24 hours when used with the FDA recommended Risk Evaluation and Mitigation Strategy, or REMS, for the treatment for agitation in patients with schizophrenia or bipolar mania. The vote on this question was 9/8/1 (yes/no/abstain). In January 2012, we submitted an updated REMS program to the FDA. In a notice received from the FDA in January 2012, the PDUFA goal date for the ADASUVE NDA was extended 90 days from February 4, 2012 to May 4, 2012.

A CRL is issued by the FDA indicating that an NDA review cycle is complete and the application is not ready for approval in its present form. In the CRL, the FDA stated that its primary clinical safety concern was related to data from the three Phase 1 pulmonary safety studies with ADASUVE. This concern was primarily based on observed, dose-related post-dose decreases in forced expiratory volume in one second, or FEV1, a standard measure of lung function, in healthy subjects and in subjects with asthma or chronic obstructive pulmonary disease, or COPD. The FDA also noted that decreases in FEV1 were recorded in subjects who were administered device-only, placebo versions of ADASUVE. In the information package submitted to the FDA in response to the CRL and in preparation for the End-of-Review meeting, we presented evidence that we believe demonstrates the placebo device is safe, including a blinded expert review of the flow-volume loops data from the healthy subject study as further evidence that there appears to be no consistent pattern suggestive of airway obstruction in these subjects. We also provided an analysis that we believe shows that there is no meaningful temporal relationship between placebo administration and decreases in FEV1. We believe this evidence and analysis confirm that the changes seen were likely background events in the population studied, where the repeated and extensive pulmonary function testing may have contributed to some of the observations. Additionally, we believe we showed that the aerosol characterization does not indicate a basis for concern. We reiterated these arguments in our NDA resubmission.

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

In April 2011, we completed a Type C meeting with the FDA. The primary purpose of this meeting was to discuss preliminary draft labeling and initial REMS program proposals. The FDA granted this meeting at our request, as a follow-on activity to discussions during our End-of-Review meeting held in December 2010. In the information package submitted to the FDA in preparation for this guidance meeting, we included updated draft labeling and a medication guide, and initial proposals for an ADASUVE REMS program, including a draft communication plan and draft post-approval study outline.

In November 2011, we submitted an information package to the FDA in preparation for the review by the PDAC of the ADASUVE NDA. This information package is available on-line at www.fda.gov. In December 2011, the ADASUVE NDA was the subject of a PDAC meeting. At the end of the meeting, the PDAC voted to recommend that ADASUVE be approved for use as a single dose in 24 hours when used with the FDA recommended REMS, for the treatment for agitation in patients with schizophrenia or bipolar mania. The vote on this question was 9/8/1 (yes/no/abstain).

The FDA takes an advisory committee’s advice into consideration as part of its review of an NDA, but is not bound by an advisory committee's recommendations. After reviewing and discussing the ADASUVE data and the FDA proposed REMS, the committee voted on the following additional questions:

•

Does the committee conclude that ADASUVE (loxapine) inhalation powder has been shown to be effective as a treatment for agitation in patients with schizophrenia or bipolar mania? The resulting vote was: 17/1/0 (yes/no/abstain).

•	Does the committee conclude that ADASUVE (loxapine) inhalation powder has been shown to be acceptably safe for use as a treatment for agitation in patients with schizophrenia or bipolar mania:

a. When used in conjunction with the REMS proposed by the sponsor? The resulting vote was: 1/17/0 (yes/no/abstain).

b. When used in conjunction with the REMS proposed by the FDA? The resulting vote was: 5/12/1 (yes/no/abstain).

•

Does the committee conclude that ADASUVE (loxapine) inhalation powder would be acceptably safe for use as a single dose in 24 hours as a treatment for agitation in patients with schizophrenia or bipolar mania when used in conjunction with the REMS proposed by FDA? The resulting vote was: 11/5/2 (yes/no/abstain).

In November and December 2011, the FDA completed its Pre-Approval Inspection, or PAI, of the Alexza facility in Mountain View, California and issued a Form FDA483 containing inspectional observations.

In October 2010, we were notified that ADASUVE was eligible for submission to the European Medicines Agency, or EMA, for an opinion regarding the potential approval of ADASUVE through the centralized marketing authorization procedure. Marketing authorization granted by the European Commission on the basis of the opinion issued by the EMA are valid in all of the European Union member states. In November 2010, we received notification of the Rapporteur/Co-Rapporteur appointments for ADASUVE. In May 2011, we conducted a meeting with the Rapporteur and, in July 2011, we conducted a meeting with the Co-Rapporteur. We also have been notified that ADASUVE is acceptable for submission as a trade name and have completed work on the Pediatric Investigation Plan for the Marketing Authorization Application, or MAA, submission. On October 26, 2011, the EMA accepted the submission of our ADASUVE MAA. In February 2012, we received the Day 80 Assessment Report from the EMA regarding our MAA for ADASUVE. The Day 80 Assessment Report for ADASUVE outlines major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan, other aspects of the risk management plan, and the need to obtain a European Union Good Manufacturing Practices certificate for the Alexza manufacturing facility and commercial manufacturing process. We expect that specific questions will be posed by the EMA in the 120 Day Committee for Medicinal Products for Human Use, or CHMP, List of Questions.

In October 2011, we entered into a commercial partnership with Grupo Ferrer pursuant to the Ferrer Agreement to commercialize ADASUVE in Europe, Latin America, Russia and the Commonwealth of Independent States countries, or the Ferrer Territories. Under the terms of the Ferrer Agreement, in January 2012 we received an upfront cash payment of $10 million, $5 million of which was paid to the former Allegro stockholders. We are eligible to receive additional milestone payments contingent on individual country commercial sales initiation and cumulative net sales targets. We are responsible for filing and obtaining marketing authorization from the European Commission on the basis of the ADASUVE MAA submitted to the EMA. Grupo Ferrer will be responsible for satisfaction of all other regulatory and pricing reimbursement requirements to market and sell ADASUVE in the Ferrer Territories. Grupo Ferrer will have the exclusive rights to commercialize ADASUVE in the Ferrer Territories. We will supply ADASUVE to Grupo Ferrer for all of its commercial sales, and will receive a specified per-unit transfer price. Either party may terminate the Ferrer Agreement for the other party’s uncured material breach or bankruptcy. The Ferrer Agreement continues in effect on a country-by-country basis until the later of the last to expire patent covering ADASUVE in such country or 12 years after first commercial sale. The Ferrer Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

In March 2012, we entered into an amendment to the Ferrer Agreement. Grupo Ferrer and Alexza agreed to eliminate a future potential milestone payment in exchange for Grupo Ferrer’s purchase of $3 million of our common stock. Grupo Ferrer agreed to purchase approximately 2.42 million shares of our common stock for $1.24 per share in March 2012. During 2012, up to an additional $8 million of our common stock may be purchased by Grupo Ferrer, upon a request by us and subject to acceptance by Grupo Ferrer, in exchange for the elimination of additional milestones at a price per share that will be a premium to the market price on the date of purchase.

Our other product candidates in active development are:

•

AZ-007 (Staccato zaleplon).    We have completed Phase 1 testing for AZ-007. This product candidate is being developed for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. In the Phase 1 study, AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak drug concentration of 1.6 minutes. Pharmacodynamics, measured as sedation assessed on a 100 mm visual-analog scale, showed onset of effect as early as 2 minutes after dosing. During 2011, we completed the necessary process development work to transfer AZ-007 from our original single-dose clinical product device to our current single-dose commercial product device.

•

Staccato nicotine is designed to help smokers quit by addressing both the chemical and behavioral components of nicotine addiction by delivering nicotine replacement via inhalation. On August 25, 2010, we entered into a license and development agreement, or the Cypress Agreement, with Cypress Bioscience, Inc., or Cypress, for Staccato nicotine. According to the terms of the Cypress Agreement, Cypress paid us a non-refundable upfront payment of $5 million to acquire the worldwide license for the Staccato nicotine technology. In addition, following the completion of certain preclinical and clinical milestones relating to the Staccato nicotine technology, if Cypress elects to continue the development of Staccato nicotine, Cypress is obligated to pay to us an additional technology transfer payment of $1 million. We have a carried interest of 50% prior to the technology transfer payment and 10% after the completion of certain development activities and receipt of the technology transfer payment, subject to adjustment in certain circumstances, in the net proceeds of any sale or license by Cypress of the Staccato nicotine assets and the carried interest will be subject to put and call rights in certain circumstances. Under the Cypress Agreement, Cypress has responsibility for preclinical, clinical and regulatory aspects of the development of Staccato nicotine, along with the commercialization of the product. Through 2011, Cypress has paid us a total of $3.9 million for our efforts to execute the defined development plan for Cypress. In January 2011, Cypress was acquired by Ramius Value and Opportunity Advisors LLC, Royalty Pharma, US Partner, LP, Royalty Pharma US Partners 2008, LP and RP Investment Corp., or collectively, Royalty Pharma. We do not know what, if any, impact this will have on the partnership.

Our product candidates not in active development are:

•

AZ-104 (Staccato loxapine, low-dose).    AZ-104, a lower-dose version of ADASUVE, is designed for the treatment of patients suffering from acute migraine headaches. AZ-104 has completed a Phase 1 clinical trial in healthy subjects and two Phase 2 clinical trials in patients with migraine headaches.

•

AZ-002 (Staccato alprazolam).    AZ-002 has completed a Phase 1 clinical trial in healthy subjects and a Phase 2a proof-of-concept clinical trial in panic disorder patients for the treatment of panic attacks, an indication we are not planning to pursue. However, given the safety profile, the successful and reproducible delivery of alprazolam, and the IV-like pharmacological effect demonstrated to date, we may in the future assess AZ-002 for other possible indications and renewed clinical development.

•

AZ-003 (Staccato fentanyl).    We have completed and announced positive results from a Phase 1 clinical trial of AZ-003 in opioid-naïve healthy subjects. This product candidate is designed for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes.

Other than those licensed to Grupo Ferrer for our ADASUVE product and Cypress for our Staccato nicotine product candidate, we have retained all rights to our product candidates and the Staccato system. We intend to capitalize on our internal resources to develop certain product candidates and to identify routes to utilize external resources to develop and commercialize other product candidates.

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

•

Ease of Use.    The Staccato system is breath actuated, and a patient simply inhales to administer the drug dose. Unlike injections, the Staccato system is noninvasive and may not require caregiver assistance. The aerosol produced with the Staccato system is relatively insensitive to patient inhalation rates. Unlike many other inhalation technologies, the patient does not need to learn a special breathing pattern. In addition, the Staccato device is small and easily portable.

•

Consistent Particle Size and Dose.    The Staccato system uses rapid heating of the drug film to create consistent and appropriate particle sizes for deep lung inhalation and absorption into the bloodstream. The Staccato system also produces a consistent high emitted dose, regardless of the patient’s breathing pattern.

•

Broad Applicability.    We have screened over 400 drugs, and approximately 200 have exhibited initial vaporization feasibility using our Staccato system. The Staccato system can deliver both water-soluble and water-insoluble drugs and eliminates the need for excipients and additives such as detergents, stabilizers and solvents, avoiding the side effects that may be associated with the excipients or additives.

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

Since our inception, we have screened more than 400 drug compounds, identifying approximately 200 drug compounds that demonstrate initial vaporization feasibility for delivery with our technology. We believe that a number of these drug compounds, when delivered by the Staccato system, would have a desirable therapeutic profile for the treatment of various acute and intermittent conditions. We are initially focusing on developing proprietary products by combining our Staccato system with small molecule drugs that have been in use for many years and are well-characterized to create Staccato-based aerosolized forms of these drugs. Since 2004, we have filed six (6) investigational New Drug Applications, or INDs, and dosed more than 2,400 subjects and patients in clinical trials.

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

Four of our product candidates, ADASUVE, AZ-007, AZ-104, and AZ-002, use the same disposable, single-dose delivery device. The single dose delivery device consists of a metal substrate that is chemically heated through a battery-initiated reaction of energetic materials. In the current design, the heat package can be coated with up to 10 milligrams of API. The device is portable and easy to carry, with dimensions of approximately three inches in length, two inches in width, and one inch in thickness. The device weighs approximately one ounce. A diagram of the single dose delivery device is shown below:

AZ-003 and Staccato nicotine use a multiple dose delivery device consisting of a reusable controller and a disposable dose cartridge. We have designed the multiple dose delivery device to meet the specific needs of each product candidate. The AZ-003 dose cartridge currently contains 25 separate metal substrates, each coated with the API, which rapidly heat upon application of electric current from the controller. In the current design for AZ-003, 25 micrograms of drug compound are coated on each metal substrate. The device is portable and easy to carry, with dimensions of approximately five inches in length, two and one-half inches in width and one inch in thickness. The controller weighs approximately four ounces, and the dose cartridge weighs approximately one ounce. The Staccato nicotine dose cartridge design and reusable controller design are still in development.

We continue to undertake engineering and development efforts to improve commercial manufacturability of our single dose device.

Our Pipeline

Product Candidate	API	Target Indication	Development Status	Alexza Commercial Rights
ADASUVE	Loxapine	Agitation in adults with schizophrenia or bipolar disorder	NDA resubmitted and a scheduled PDUFA date of May 4, 2012. MAA accepted for assessment by the EMA on October 26, 2011.	Worldwide, excluding territories licensed to Grupo Ferrer (Europe, Latin America, Russia, and the Commonwealth of Independent States countries)
AZ-007	Zaleplon	Insomnia	Phase 1 completed	Worldwide

Staccato
Nicotine	Nicotine	Smoking cessation	Pre-Phase 1	Licensed to Cypress Bioscience, Inc.
AZ-104	Loxapine (low-dose)	Migraine headache	Phase 2 (currently inactive)	Worldwide
AZ-002	Alprazolam	Acute repetitive seizures and other possible CNS conditions	Phase 2 (currently inactive)	Worldwide
AZ-003	Fentanyl	Acute pain	Phase 1 completed (currently inactive)	Worldwide

AGITATION PROGRAM: ADASUVE (Staccato loxapine)

We are developing ADASUVE for the acute treatment of agitation in adults with schizophrenia or bipolar disorder. Episodes of agitation afflict many people suffering from major psychiatric disorders, including schizophrenia, which affects approximately 2.4 million adults in the United States, and bipolar disorder, which affects approximately 5.7 million adults in the United States. More than 90% of these patients will experience agitation in their lifetimes.

Agitation generally escalates over time with patients initially feeling uncomfortable, tense and restless, and as the agitation intensifies, their behavior appears more noticeable to others. From the healthcare professional’s perspective, agitation, if not treated quickly and effectively, may escalate unpredictably and poses a serious safety risk to staff and the patients themselves. While patients seek treatment at different points along this agitation continuum, once they present at a medical setting they generally need treatment urgently. We believe the therapeutic market for agitation is represented by the patients who present in the medical setting in need of treatment for an agitation episode.

Market Opportunity

Our primary market research indicates that approximately 50% of treated acute agitation episodes are treated in emergency settings. Another approximately 35% of the treated agitation episodes suffered by schizophrenic and bipolar disorder patients are treated in an inpatient setting (hospital and long-term residential settings), and approximately 15% are treated in a physician’s office. Our market research studies with caregivers of patients with schizophrenia and patients with bipolar disorder indicate that patients currently experience an average of 11 to 12 episodes of agitation each year.

Agitation episodes are currently most often treated with antipsychotics and/or benzodiazepines. These antipsychotic drugs are available in a variety of forms, including oral tablets, orally disintegrating tablets, oral liquids, and IM injections. Oral medications work relatively slowly, but are easy to administer, painless and are less threatening to patients. IM formulations provide relatively faster relief compared to the oral formulations, with an onset of effect in approved IM drugs ranging between 15 to 120 minutes in patients with schizophrenia and 30 to 90 minutes in patients with bipolar disorder. Although injections have a more rapid onset of effect than oral formulations, patients receiving an IM injection must be restrained or be in restraints, which can present risks to both patients and staff, including physical injuries that occur during the containment process. Other factors limiting the use of IM injections include mental and physical trauma to the patient that compromises the patient physician relationship, exposure to contaminated needles and needle-stick injuries, and effects on long-term compliance. Although the only approved medications for agitation are IM injections, the Joint Commission and the Centers for Medicare & Medicaid Service require the use of the least restrictive treatment alternative, including reducing or eliminating restraining patients, thereby putting the clinicians who treat these patients in the difficult position of choosing treatments, so as not to compromise patient safety goals. Currently, no product that is both non-invasive and rapidly-acting is available that help agitated patients in need of treatment.

ADASUVE is an anti-agitation therapeutic that combines our proprietary Staccato system with loxapine, a drug belonging to the class of compounds known generally as antipsychotics. Loxapine is currently approved in oral and injectable (IM only) formulations in the United States for the management of the manifestations of schizophrenia. The Staccato system used for ADASUVE is a hand-held, chemically-heated, single-dose inhaler that delivers a pure drug aerosol to the highly vascularized tissues of the deep lung.

As an easy-to-use, patient-controlled, and highly reliable therapeutic that provides acute relief, onset of effect was 10 minutes in two Phase 3 trials, we believe ADASUVE meets the key treatment attributes for acute agitation specified in the American Association for Emergency Psychiatry Expert Consensus Guidelines for the Treatment of Behavioral Emergencies for an “ideal anti-agitation treatment” including speed of onset, control of aggressive behavior, patient preference, preservation of the physician-patient relationship, and reliability of delivery. As agitation intensifies and patient cooperation decreases, the option for oral medications becomes less appropriate. We believe a substantial medical need in patients with agitation that may be addressed by ADASUVE, if approved, which in clinical trials began to control a patient’s agitation as early as 10 minutes post-dose and provided relief in a non-invasive manner. We believe that ADASUVE, if approved, has the potential to change the current treatment practices for the acute treatment of agitation meeting patient desires for comfort and control, as well as the clinician goals of rapid and reliably controlled medication delivery.

Development Status

The ADASUVE NDA we submitted to the FDA in December 2009 contained efficacy and safety data from more than 1,600 patients and subjects who have been studied in thirteen different clinical trials.

In October 2010, the FDA issued a CRL indicating that the NDA review cycle was complete and that the NDA was not ready for approval at that time. In August 2011 we resubmitted our NDA. In December 2011, a PDAC was held to review the ADASUVE NDA. In January 2012, we updated our REMS and submitted other amendments to the ADASUVE NDA to address topics discussed during the December PDAC meeting. In January 2012, the FDA notified Alexza that it had designated the January 2012 REMS submission as a major amendment to the ADASUVE NDA and exercised the FDA’s option to extend the PDUFA goal date 90 days from February 4, 2012 to May 4, 2012 to provide additional time to complete the review.

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

In 2010, we initiated internal work to move AZ-007 to the current commercial production device, or CPD, and it is anticipated that the next clinical trial with AZ-007 would be initiated with the CPD format, if our resources allow. We do not intend to spend any external development resources on AZ-007 in the first half of 2012, but are continuing internal work on the technical product development of AZ-007.

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

•

Establish Strategic Partnerships.    We intend to strategically partner with pharmaceutical and other companies, such as our partnership with Grupo Ferrer, to provide development funding or to address markets that may require a larger sales force or greater marketing resources than we are able to provide, or specific expertise to maximize the value of some product candidates. We also intend to seek international distribution partners, such as Grupo Ferrer, for our product candidates. We may also enter into strategic partnerships with other pharmaceutical companies to combine our Staccato system with their proprietary compounds.

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

Grupo Ferrer Internacional, S.A.

In October 2011, we entered into a commercial partnership with Grupo Ferrer pursuant to the Ferrer Agreement to commercialize ADASUVE in Europe, Latin America, Russia and the Commonwealth of Independent States countries, or the Ferrer Territories.

Under the terms of the Ferrer Agreement, we received an upfront cash payment of $10 million in January 2012, $5 million of which was paid to the former Allegro stockholders. We are eligible to receive additional milestone payments contingent on individual country commercial sales initiation and cumulative net sales targets. We will be responsible for filing and obtaining a marketing authorization from the European Commission on the basis of the ADASUVE MAA submitted to the EMA. Grupo Ferrer will be responsible for satisfaction of all other regulatory and pricing reimbursement requirements to market and sell ADASUVE in the Ferrer Territories. Grupo Ferrer will have the exclusive rights to commercialize ADASUVE in the Ferrer Territories. We will supply ADASUVE to Grupo Ferrer for all of its commercial sales and will receive a specified per-unit transfer price.

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

In March 2012, we entered into an amendment to the Ferrer Agreement. Grupo Ferrer and Alexza agreed to eliminate a future potential milestone payment in exchange for Grupo Ferrer’s purchase of $3 million of our common stock. Grupo Ferrer agreed to purchase approximately 2.42 million shares of our common stock for $1.24 per share in March 2012. During 2012, up to an additional $8 million of our common stock may be purchased by Grupo Ferrer, upon a request by us and subject to acceptance by Grupo Ferrer, in exchange for the elimination of additional milestones at a price per share that will be a premium to the market price on the date of purchase.

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

Cypress has the responsibility for preclinical, clinical and regulatory aspects of the development of Staccato nicotine, along with the commercialization of the product. Cypress paid us a total of $3.9 million in research and development funding for our efforts to execute a defined development plan for Cypress culminating with the delivery of clinical trial materials for a Phase 1 study with Staccato nicotine. In January 2011, Cypress was acquired by Royalty Pharma. We do not know what, if any, impact this will have on the partnership.

Additionally, we sublease approximately 2,500 square feet of our premises and provide certain administrative, facility and information technology support to Cypress for $11,000 per month, and the contract for the sublease and these services is on a month-to-month basis.

Research and Development

Research and development expenditures made to advance our product candidates and general research efforts during the last three years ended December 31, 2011, were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Product candidate expenses	25,686	26,059	31,896
General research	2,576	7,469	7,882

Total research and development	$28,262	$33,528	$39,778

Manufacturing

We manufacture our product candidates with components supplied by qualified vendors. The drug product manufacturing portion of the process is completed at our current good manufacturing practices, or cGMP, facility in Mountain View, California. We believe that manufacturing our product candidates will potentially enable greater intellectual property protection and economies of scale and decrease the risk of supply interruptions.

For our single dose commercial product design, after inspection and qualification, we assemble the components of our product candidates and coat the exterior of the heat package with a thin film of API. We then place the plastic airway around the assembly and package the completed product in a pharmaceutical-grade foil pouch.

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

We believe we have developed quality assurance and quality control systems appropriate to the design, manufacture, packaging, labeling and storage of our product candidates in compliance with applicable regulations. These systems include extensive requirements with respect to design, quality management, quality planning and organization, product design, manufacturing facilities, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution and record keeping.

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

In 2007, we completed the construction of a cGMP compliant manufacturing facility located in Mountain View, California. In November 2007, we received a pharmaceutical manufacturing license from the California State Food and Drug Branch for this facility. We believe this manufacturing facility will have sufficient capacity to manufacture commercial scale batches of our ADASUVE product and manufacture materials for toxicology studies and clinical trial materials for future clinical trials. In January 2011, we renewed our pharmaceutical manufacturing license from the California State Food and Drug Branch for our Mountain View facility. This new license is valid until January 31, 2013.

In August 2010, we were subject to our first FDA Pre-Approval Inspection, or PAI. As a result of this inspection we received an FDA Form 483, which outlined ten observations. We submitted responses to these observations to the FDA within the specified response timeframe. On December 13, 2010, the FDA issued an Establishment Inspection Report that outlined the findings of the PAI.

In November and December 2011, we were subject to our second FDA PAI this time relating to our NDA resubmission for ADASUVE. At the close of the inspection, the FDA issued a Form FDA-483 containing inspectional observations.

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

In June 2010 and February 2011, we entered into agreements to amend the terms of the manufacture agreement, or the amendments. Under the terms of the first of the amendments, we paid Autoliv $4 million and issued Autoliv a $4 million unsecured promissory note in return for a production line for the commercial manufacture of chemical heat packages. Each production line is comprised of two identical and self-sustaining “cells”, and the first such cell was completed, installed and qualified in connection with such amendment. Under the terms of the second of the amendments, the original $4 million note was cancelled and a new unsecured promissory note was issued with a reduced principal amount of $2.8 million, or the second note, and production on the second cell ceased. In the event that we request completion of the second cell of the first production line for the commercial manufacture of chemical heat packages, Autoliv will complete, install and fully qualify such second cell for a cost to us of $1.2 million and Autoliv will transfer ownership of such cell to us upon the payment in full of such $1.2 million and the second note.

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

Product Commercialization

In addition to our collaboration with Grupo Ferrer, we plan to enter into additional strategic partnerships with another company or companies to commercialize ADASUVE in territories other than the Ferrer Territories, and other product candidates in all geographic territories.

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

Clinical trials typically begin with the administration of the product candidates to healthy volunteers or patients under the supervision of a qualified principal investigator. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

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

The results of preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product. Generally, regulatory approval of a new drug by the FDA may follow one of three routes. The most traditional of these routes is the submission of a full NDA under Section 505(b)(1) of the FDCA. A second route, which is possible where an applicant chooses to rely in part on the FDA’s conclusion about the safety and effectiveness of previously approved drugs is to submit a more limited NDA described in Section 505(b)(2) of the FDCA. The final route is the submission of an Abbreviated New Drug Application for products that are shown to be therapeutically equivalent to previously approved drug products as permitted under Section 505(j) of the FDCA. We do not expect any of our product candidates to be submitted under Section 505(j). Both Section 505(b)(1) and Section 505(b)(2) applications are required by the FDA to contain full reports of investigations of safety and effectiveness. However, in contrast to a traditional NDA submitted pursuant to Section 505(b)(1) in which the applicant submits all of the data demonstrating safety and effectiveness, an application submitted pursuant to Section 505(b)(2) can rely upon findings by the FDA that the reference drug is safe and effective. As a consequence, the preclinical and clinical development programs leading to the submission of an NDA under Section 505(b)(2) may be less expensive to carry out and may be concluded in a shorter period of time than programs required for a Section 505(b)(1) application. In its review of any NDA submissions, however, the FDA has broad discretion to require an applicant to generate additional data related to safety and efficacy, and it is impossible to predict the number or nature of the studies that may be required before the FDA will grant approval. Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), this could delay or even prevent the FDA from approving any Section 505(b)(2) NDA that we submit.

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

In our initial submission and our resubmission of the ADASUVE NDA we followed, and in future submissions for ADASUVE and our other product candidates we intend to follow the development pathway permitted under the FDCA that we believe will maximize the commercial opportunities for these product candidates. We are currently pursuing the Section 505(b)(2) application route for our product candidates. As such, we have and intend to continue to engage in discussions with the FDA to determine which, if any, portions of our development program can be modified, based on previous FDA findings of a drug’s safety and effectiveness.

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

In addition to regulation by the FDA and certain state regulatory agencies, the United States Drug Enforcement Administration, or DEA, imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products under the Controlled Substances Act, or CSA. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. The DEA regulates drug substances as Schedule I, II, III, IV or V substances, with Schedule I and II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Alprazolam and zaleplon, the API in AZ-002 and AZ-007, respectively, are regulated as Schedule IV substances and fentanyl, the API in AZ-003, is regulated as a Schedule II substance. Each of these product candidates is subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA may regulate the amount of the scheduled substance available for clinical trials and commercial distribution. As a Schedule II substance, fentanyl is subject to additional controls, including quotas on the amount of product that can be manufactured and limitations on prescription refills. We have received necessary registrations from the DEA for the manufacture of AZ-002, AZ-003 and AZ-007. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation, or denial of renewal, of DEA registrations, injunctions, or civil or criminal penalties, and could harm our business and financial condition.

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

Additionally, due to inclusion of the energetic materials in our Staccato system, shipments of the single dose design of our Staccato system have been evaluated to determine if they are regulated by the Department of Transportation, or DOT, under Section 173.56, Title 49 of the United States Code of Federal Regulations. The single dose version of our Staccato device has been granted “Not Regulated as an Explosive” status by the DOT.

We have received funding for one or more research projects from a funding agency of the United States government, and inventions conceived or first actually reduced to practice in performance of the research project, or subject inventions, are subject to the rights and limitations of certain federal statutes and various implementing regulations known generally and collectively as the “Bayh-Dole Requirements.” As a funding recipient, we are subject to certain reporting requirements for subject inventions, and certain limitations are placed on assignment of the invention rights. In addition, the federal government retains a non-exclusive, irrevocable, paid-up license to practice any subject invention and, in exceptional cases, the federal government may seek to take title to the invention.

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

As of February 24, 2012, we held 203 issued and allowed U.S. and international patents. Most of our patents are directed to compositions for delivery of an aerosol comprising drugs other than our primary product candidates described below, and cover the process for producing those aerosols using the Staccato system. As of February 24, 2012, we held 24 additional pending patent applications in the United States. As of February 24, 2012, we also held 21 pending corresponding foreign patent applications that will permit us to pursue additional patents outside of the United States. The claims in these various patents and patent applications are directed to various aspects of our drug delivery devices and their components, methods of using our devices, drug containing aerosol compositions and methods of making and using such compositions.

ADASUVE/AZ-104 (Staccato loxapine)

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

Any future products developed by us would compete with a number of alternative drugs and therapies, including the following:

•	ADASUVE would compete with the injectable form of loxapine and other antipsychotic drugs;

•	AZ-007 would compete with non-benzodiazepine GABA-A receptor agonists;

•	AZ-104 would compete with available triptan drugs and IV prochlorperazine;

•	AZ-003 would compete with injectable and other forms of fentanyl and various generic oxycodone, hydrocodone and morphine products; and

•	AZ-002 would compete with the oral tablet form of alprazolam and other benzodiazepines.

Many of these existing drugs have substantial current sales and long histories of effective and safe use. As patent protection expires for these drugs, we will also compete with their generic versions. In addition to currently marketed drugs and their generic versions, we believe there are a number of drug candidates in clinical trials that, if approved in the future, would compete with any future products we may develop. In addition, after patent protection and marketing exclusivity expire for our products, we may face direct generic competition, or competition from sponsors relying to some extent on our approval by filing NDA’s under section 505(b)(2) of the FDCA.

Employees

As of March 1, 2012, we had 44 full time employees, 10 of whom held Ph.D. or M.D. degrees, nine of whom were engaged in full time research and development activities and 22 of whom were engaged in commercial manufacturing, supply chain and quality functions and seven part-time employees. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

Our audited financial statements for the fiscal year ended December 31, 2011 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our operating and capital plans for the next twelve months call for cash expenditure to exceed our cash, cash equivalents, marketable securities and working capital. Our management concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses, raise additional funds, principally through the additional sales of our securities or debt financings, or enter into an additional corporate partnership to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

We have a history of net losses. We expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $40.5 million, $1.5 million, and $56.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and $351.7 million for the period from December 19, 2000 (inception) to December 31, 2011. As of December 31, 2011, we had a deficit accumulated during development stage of $306.6 million and a stockholders’ deficit of $9.7 million. We expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. Currently, we have no products approved for commercial sale, and to date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, equipment financing, debt financing, collaboration and licensing agreements, and government grants. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Revenues from strategic partnerships are uncertain because we may not enter into any additional strategic partnerships. If we are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We are a development stage company. Our success depends substantially on our lead product candidates. If we do not develop commercially successful products, we may be forced to cease operations.

You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not completed clinical development for any of our product candidates. In October 2010, we received a CRL from the FDA regarding our NDA for our ADASUVE product candidate. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. In December 2010, we completed an End-of-Review meeting with the FDA to discuss the issues outlined in the ADASUVE CRL. In April 2011, we completed a meeting with the FDA to discuss preliminary draft labeling and initial REMS program proposals. The FDA indicated that a complete review of the proposed REMS in conjunction with the full clinical review of the resubmitted NDA will be necessary to determine whether the REMS will be acceptable. In August 2011, we resubmitted the ADASUVE NDA, which was accepted for filing by the FDA as a complete, class 2 response to the FDA’s CRL. The FDA indicated a PDUFA goal date of February 4, 2012. In December 2011, a PDAC was held to review the ADASUVE NDA. In January 2012, we updated our REMS and submitted other amendments to the ADASUVE NDA to address topics discussed during the December PDAC meeting. In January 2012, the FDA notified us that it had designated the January 2012 REMS submission as a major amendment to the ADASUVE NDA and exercised the FDA’s option to extend the PDUFA goal date to provide additional time to complete the review, from February 4, 2012 to May 4, 2012. We may be unsuccessful in resolving the concerns raised in the CRL, our proposed REMS may not be acceptable to the FDA and we may never receive marketing approval for ADASUVE or any of our product candidates as a result of the issues raised in the CRL. In October 2011, we submitted our ADASUVE MAA to the EMA seeking an opinion from the EMA regarding the potential approval of ADASUVE and grant of marketing authorization for ADASUVE by the European Commission in the European Union. Marketing authorizations granted by the European Commission on the basis of the opinion issued by the EMA are valid in all of the European Union member states. In February 2012, we received the Day 80 Assessment Report from the EMA, which outlined major objections to our ADASUVE MAA. We may be unsuccessful in resolving the concerns raised in the Day 80 Assessment Report. Each of our other product candidates is at an earlier stage of development and may be affected by concerns expressed in the CRL and/or the Day 80 Assessment Report. Each of our product candidates will be unsuccessful if it:

•	does not demonstrate acceptable quality, safety and efficacy in preclinical studies and clinical trials or otherwise does not meet applicable regulatory standards for approval;

•	does not offer therapeutic or other improvements over existing or future drugs used to treat the same or similar conditions;

•	is not capable of being produced in commercial quantities at an acceptable cost, or at all; or

•	is not accepted by patients, the medical community or third party payors.

Our ability to generate product revenue in the future is dependent on the successful development and commercialization of our product candidates. We have not proven our ability to develop and commercialize products. Problems frequently encountered in connection with the development and utilization of new and unproven technologies and the competitive environment in which we operate might limit our ability to develop commercially successful products. We do not expect any of our current product candidates to be commercially available before 2013, if at all. If we are unable to make our product candidates commercially available, we will not generate product revenues, and we will not be successful.

We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:

•

the cost and outcomes of regulatory proceedings, most importantly, the FDA review of the NDA for ADASUVE that we resubmitted in August 2011 and amended in January 2012, and the EMA review of the MAA for ADASUVE that we submitted in October 2011;

•

the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities, and our manufacturing development and commercial manufacturing activities;

•	the cost and timing of developing manufacturing capacity;

•	the cost and timing of developing sales and marketing capabilities prior to receipt of any regulatory approval of our product candidates;

•	revenues received from any existing or future products;

•	payments received under our collaboration with Cypress and Grupo Ferrer and any future strategic partnerships;

•	the availability of authorized shares of our common stock to issue to potential investors;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with commercializing our product candidates, if they receive regulatory approval.

We believe that with current cash, cash equivalents and marketable securities, including receipt of the upfront payment from Grupo Ferrer, net of our $5 million payment to the former Allegro stockholders, net proceeds of approximately $20.4 million from our recently completed underwritten public offering, the March 2012 amendment of the Ferrer Agreement and our current expected cash usage, accounting for the February 2012 reduction in our workforce, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the fourth quarter of 2012. In February 2012, we reduced our workforce by 29 employees or 38% of our workforce in an effort to preserve cash balances. Further, due to the FDA not approving ADASUVE for commercial marketing in October 2010, we have slowed the clinical development of AZ-007. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

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

We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic partnerships or licensing arrangements. Any financing transaction may contain unfavorable terms. If we raise additional funds by issuing equity securities, our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we raise additional funds through strategic partnerships, we may be required to relinquish rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. In addition, in connection with our registered direct financing in May 2011, we agreed with the investors that, subject to certain exceptions, if we issue securities prior to the earlier of (i) the date on which we receive written approval from the FDA for our ADASUVE NDA or (ii) June 30, 2012, the investors in the offering have the right to purchase their pro rata share, based on their participation in the offering, of such securities. Complying with the terms of the foregoing rights and restrictions may make it more difficult to complete certain types of transactions and result in delays to our fundraising efforts.

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. We received a CRL for our NDA in October 2010.

In October 2010, we received a complete response letter, or CRL, from the FDA regarding our NDA. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The CRL conveyed the FDA’s comments regarding certain issues with our NDA, including data from the three Phase 1 pulmonary safety studies with ADASUVE, suitability of stability studies and certain other CMC concerns, including matters related to the FDA’s inspection of our manufacturing facilities. In December 2010, we met with the FDA to address the concerns raised in the CRL. In April 2011, we completed a meeting with the FDA to discuss preliminary draft labeling and initial REMS program proposals. The FDA indicated that a complete review of the proposed REMS in conjunction with the full clinical review of the resubmitted NDA will be necessary to determine whether the REMS will be acceptable. We resubmitted our NDA in August 2011. We may be unsuccessful in resolving the issues raised by the FDA, our proposed REMS may not be acceptable to the FDA and we may never receive marketing approval for ADASUVE or any of our product candidates as a result of the issues raised in the CRL. In December 2011, a PDAC was held to review the ADASUVE NDA. In January 2012, we updated our REMS and submitted other amendments to the ADASUVE NDA to address topics discussed during the December PDAC meeting. In January 2012, the FDA notified Alexza that it had designated the January 2012 REMS submission as a major amendment to the ADASUVE NDA and exercised the FDA’s option to extend the PDUFA goal date to provide additional time to complete the review, from February 4, 2012 to May 4, 2012.

The FDA will conduct an in-depth review of our resubmission to determine whether to approve ADASUVE for commercial marketing for the indications we have proposed. If the FDA is not satisfied with the information we provide, the FDA may refuse to approve our NDA or may require us to perform additional studies or provide other information in order to secure approval. The FDA may delay, limit or refuse to approve our resubmitted NDA if we did not sufficiently address the issues raised in the CRL.

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

In addition, our resubmitted NDA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval during the review period. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) of the FDCA, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b)(2) are successful, the FDA may be required to change its interpretation, which could delay or prevent the approval of an NDA. Any significant delay in the review or approval of our resubmitted NDA would have a material adverse effect on our business and financial condition.

On October 26, 2011, the EMA accepted the submission of our ADASUVE MAA for an opinion regarding the potential approval of ADASUVE prior to potential grant of marketing authorization by the European Commission. In February 2012, we received the Day 80 Assessment Report from the EMA regarding our MAA for ADASUVE. The Day 80 Assessment Report for ADASUVE outlines major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan, other aspects of the risk management plan, and the need to obtain an European Union Good Manufacturing Practices certificate for the Alexza manufacturing facility and commercial manufacturing process. We expect that specific questions will be posed by the EMA in the 120 Day CHMP List of Questions. Any significant delay in our response to the questions in the 120 Day CHMP List of Questions or in the review of approval of our application for marketing authorization following response to these questions would have a material adverse effect on our business and financial condition.

Unstable market conditions may have serious adverse consequences on our business.

The recent economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe that with current cash, cash equivalents and marketable securities, including receipt of the upfront payment from Grupo Ferrer, net of our $5 million payment to the former Allegro stockholders, net proceeds of approximately $20.4 million from our recently completed underwritten public offering, the March 2012 amendment of the Ferrer Agreement and our current expected cash usage, accounting for the February 2012 reduction in our workforce, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the fourth quarter of 2012, we may obtain additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and stock price and could require us to delay or abandon clinical development plans or alter our operations. There is a risk that one or more of our current component manufacturers and partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

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

We have not completed all the clinical trials necessary to support an application with the FDA or other regulatory authorities abroad for approval to market any of our product candidates other than what we believe to be adequate clinical trials to support the marketing approval for ADASUVE in the United States. Future clinical trials may be delayed or terminated as a result of many factors, including:

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

We have not yet received regulatory approval from the FDA or any foreign regulatory authority to market any of our product candidates. The clinical development and regulatory approval process is extremely expensive and takes many years. The timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our product candidates, we will be unable to market and sell them and therefore we may never be profitable. In October 2010 the FDA issued a CRL regarding our NDA for ADASUVE. In December 2010, we met with the FDA to address the concerns raised in the CRL. We resubmitted our NDA in August 2011. In April 2011, we completed a meeting with the FDA to discuss preliminary draft labeling and initial REMS program proposals. The FDA indicated that a complete review of the proposed REMS in conjunction with the full clinical review of the resubmitted NDA will be necessary to determine whether the REMS will be acceptable In December 2011, a PDAC was held to review the ADASUVE NDA. In January 2012, we updated our REMS and submitted other amendments to the ADASUVE NDA to address topics discussed during the December PDAC meeting. In January 2012, the FDA notified Alexza that it had designated the January 2012 REMS submission as a major amendment to the ADASUVE NDA and exercised the FDA’s option to extend the PDUFA goal date to provide additional time to complete the review, from February 4, 2012 to May 4, 2012. We may be unsuccessful in resolving these issues, our proposed REMS may not be acceptable to the FDA and we may never receive marketing approval for ADASUVE or any of our product candidates as a result of the issues raised in the CRL.

In February 2012, we received the Day 80 Assessment Report from the EMA regarding our MAA for ADASUVE. The Day 80 Assessment Report for ADASUVE outlines major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan, other aspects of the risk management plan, and the need to obtain an European Union Good Manufacturing Practices certificate for the Alexza manufacturing facility and commercial manufacturing process. Specific questions will be posed by the EMA in the 120 Day CHMP List of Questions. We may be unsuccessful in responding to these questions in the 120 Day CHMP List of Questions or our responses may not be acceptable to the EMA and we may never receive marketing authorization from the European Commission for ADASUVE or any of our product candidates as a result of the issues raised in the Day 80 Assessment Report.

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

Part of the regulatory approval process includes compliance inspections of manufacturing facilities to ensure adherence to applicable regulations and guidelines. The regulatory agency may delay, limit or deny marketing approval of our other product candidates as a result of such inspections. In August 2010, the FDA conducted a Pre-Approval Inspection, or PAI, of our manufacturing facilities at our Mountain View, California headquarters. The CRL we received in October 2010 regarding our NDA for ADASUVE raised issues regarding our manufacturing processes that must be resolved before we will be allowed to market ADASUVE. In November and December 2012, the FDA completed its second PAI of our facility in Mountain View, California and issued a Form FDA483 containing inspectional observations. The FDA may not approve our manufacturing facility and practices and this would prevent us from being able to market ADASUVE.

Any delay in, or failure to receive or maintain, approval for any of our product candidates could prevent us from ever generating meaningful revenues or achieving profitability. The CRL we received in October 2010 conveyed the FDA’s comments regarding certain issues with our NDA, including Phase 1 pulmonary safety studies with ADASUVE, stability studies and matters related to the inspection of our manufacturing facilities. The Day 80 Assessment Report that we received from the EMA in February 2012 outlines major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan, other aspects of the risk management plan, and the need to obtain an European Union Good Manufacturing Practices certificate for the Alexza manufacturing facility and commercial manufacturing process. We may never receive marketing approval for ADASUVE or any of our product candidates as a result of the issues raised in the CRL and by the EMA.

Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies may change requirements for approval even after a clinical trial design has been approved. For example, ADASUVE and our other product candidates combine drug and device components in a manner that the FDA considers to meet the definition of a combination product under FDA regulations. The FDA exercises significant discretion over the regulation of combination products, including the discretion to require separate marketing applications for the drug and device components in a combination product. To date, our products are being regulated as drug products under the new drug application process administered by the FDA. The FDA could in the future require additional regulation of our products under the medical device provisions of the FDCA. Our systems are designed to comply with Quality Systems Regulation, or QSR, which sets forth the FDA’s current good manufacturing practice requirements for medical devices, and other applicable government regulations and corresponding foreign standards. If we fail to comply with these regulations, it could have a material adverse effect on our business and financial condition.

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

Even if we receive regulatory approval to market a particular product candidate, the FDA or a foreign regulatory authority could condition approval on conducting additional costly post-approval studies or trials or could limit the scope of our approved labeling or could impose burdensome post-approval obligations, such as those required under a REMS. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market, cause the FDA or a foreign regulatory authority to impose additional obligations or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, we will continue to be subject to FDA and foreign regulatory authority review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the FDA and foreign regulatory authorities could impose extensive regulatory requirements on the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product.

We have filed an MAA with the EMA for ADASUVE for the rapid control of agitation in adult patients with schizophrenia or bipolar disorder and plan to seek approval to market ADASUVE in other countries. In February 2012, we received the Day 80 Assessment Report from the EMA that outlined major objections to our ADASUVE MAA. Because of these and any other major objections that may be raised during the review procedure, we may not receive marketing authorization from the European Commission and would be unable to commercialize ADASUVE in the European Union. Alternatively, any marketing authorizations may be subject to conditions for approval or post-approval obligations. Such conditions or obligations may be costly and time consuming to fulfill and may affect our operations. For example, additional clinical data may be required to confirm the safety or efficacy profile of ADASUVE in the target patient population. In addition, marketing authorizations are subject to periodic reviews, which, if negative, could affect our ability to commercialize ADASUVE in the European Union.

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

A REMS may impose regulatory burdens on our products or on healthcare providers that may make the marketing or use of our products commercially unattractive or impractical.

We expect that the FDA will impose a REMS on ADASUVE, and may impose a REMS on any other product candidates we may develop, as a condition of approval, or any time after approval if the FDA becomes aware of new safety information and determines that a REMS is necessary to ensure that the benefits of the drug outweigh the risks of the drug. A REMS may include various elements, such as distribution of a medication guide or a patient package insert; implementation of a communication plan to educate healthcare providers of the drug’s risks; imposition of limitations on who may prescribe or dispense the drug, including training and certification requirements; or other measures that the FDA deems necessary to assure the safe use of the drug. The FDA has a wide degree of discretion in deciding which elements are necessary, and it may impose elements that significantly burden our ability to market the product, or that burden healthcare providers to the extent that use of the product is severely curtailed.

For ADASUVE, the FDA recommended that the REMS contains measures to ensure that the product is only available in certified healthcare facilities that have ready access to albuterol and immediate access to advanced airway management capabilities. We may never reach agreement on terms that will both satisfy the FDA and permit marketing and use of ADASUVE in a commercially feasible manner. Even if we do reach agreement with the FDA about elements in a REMS for ADASUVE that permit commercially viable marketing, in the future the FDA could impose additional REMS elements that substantially burden or even eliminate that viability.

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

A key element of our business strategy is our intent to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates. In December 2006, we entered into such a development relationship with Allegro and in December 2007 we entered into a strategic relationship with Endo Pharmaceuticals, Inc., or Endo, for the development of AZ-003, or the Endo license agreement. In January 2009, we mutually agreed with Endo to terminate the Endo license agreement. In June 2009, we amended the terms of our option agreement with Allegro, resulting in our acquisition of Allegro and the termination of the agreement in August 2009. In February 2010, we entered into a collaboration with Biovail Laboratories International SRL, or Biovail, for the commercialization of ADASUVE in the United States and Canada. In October 2010, Biovail gave us notice that it was terminating the collaboration and the collaboration terminated in January 2011. In August 2010, we entered into a license and development agreement with Cypress for Staccato nicotine. In October 2011, we entered into the Ferrer Agreement with Grupo Ferrer for the commercialization of ADASUVE in the Ferrer

Territories. We intend to enter into additional strategic partnerships with third parties to develop and commercialize our product candidates. Other than Cypress and Grupo Ferrer, we do not currently have any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate additional strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate additional strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of that product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

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

We anticipate that, if approved, AZ-007 would compete with non-benzodiazepine GABA-A receptor agonists. We are aware of more than 13 approved generic versions of zolpidem, or zaleplon, oral tablets, as well as at least one insomnia product, a version of zolpidem intended to treat middle of the night awakening, that is under review by the FDA. Additionally, we are aware of one product in Phase 3 development for the treatment of insomnia.

We anticipate that, if approved, AZ-104 would compete with currently marketed triptan drugs and with other migraine headache treatments. In addition, we are aware of at least one new migraine product under review by the FDA, which is an inhaled formulation, and at least four new product candidates in late-phase development for the treatment of migraines.

We anticipate that, if approved, AZ-003 would compete with some of the available forms of fentanyl, including injectable fentanyl, oral transmucosal fentanyl formulations and ionophoretic transdermal delivery of fentanyl. We are also aware of two fentanyl products approved by regulatory agencies in the United States or abroad, and at least 4 products in Phase 3 clinical trial development for acute pain. In addition, if approved, AZ-003 would compete with various generic opioid drugs, such as oxycodone, hydrocodone and morphine, or combination products including one or more of such drugs.

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

Healthcare costs have risen significantly over the past decade. In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Healthcare Reform Act. This law substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, including provisions governing enrollment in federal healthcare programs, reimbursement and discount programs and fraud and abuse prevention and control, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We anticipate that if we obtain approval for our product candidates, some of our revenue and the revenue from our collaborators may be derived from U.S. government healthcare programs, including Medicare. Additionally, in 2009, the Department of Defense implemented a program pursuant to the National Defense Authorization Act for Fiscal Year 2008 that requires rebates, based on Federal statutory pricing, from manufacturers of innovator drugs and biologics. Furthermore, the Healthcare Reform Act imposes a non-deductible fee treated as an excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding generics, over-the-counter drugs, and certain orphan drugs) to U.S. government programs. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally and our ability to successfully commercialize our product candidates or could limit or eliminate our spending on development projects.

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

The single dose version of our Staccato system uses energetic materials to generate the rapid heating necessary for vaporizing the drug, while avoiding degradation. Manufacture of products containing energetic materials is controlled by the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF. Technically, the energetic materials used in our Staccato system are classified as “low explosives,” and the ATF has granted us a license/permit for the manufacture of such low explosives. Additionally, due to inclusion of the energetic materials in our Staccato system, the U.S. Department of Transportation, or DOT, might regulate shipments of the single dose version of our Staccato system. However, the DOT has granted the single dose version of our Staccato system “Not Regulated as an Explosive” status. Failure to comply with the current and future regulations of the ATF or DOT could subject us to future liabilities and could harm our business, financial condition and results of operations. Furthermore, these regulations could restrict our ability to expand our facilities or construct new facilities or could require us to incur other significant expenses in order to maintain compliance.

We use hazardous chemicals and highly combustible materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our research and development processes involve the controlled use of hazardous materials, including chemicals. We also use energetic materials in the manufacture of the chemical heat packages that are used in our single dose devices. Our operations produce hazardous waste. We cannot eliminate the risk of accidental contamination or discharge or injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use of these materials and our liability may exceed our total assets. Compliance with environmental and other laws and regulations may be expensive, and current or future regulations may impair our research, development or production efforts.

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

Our workforce reduction in February 2012 and any future workforce and expense reductions may have an adverse impact on our internal programs and may divert management attention.

In February 2012, we conducted a strategic reduction in our workforce of approximately 38% of our employees in order to preserve our capital resources and to manage our operating expenses. This reduction in our workforce may limit our ability to complete all of our corporate objectives. We may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or our competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business. In addition, the workforce reduction may make retaining and motivating the remaining workforce more difficult, causing us to lose the services of employees that we rely upon.

We could be adversely affected by violations of applicable anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010.

Anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010, generally prohibit directly or indirectly giving, offering, or promising anything of value to improperly induce the recipient to act, or refrain from acting, in a manner that would confer a commercial advantage. The anti-bribery provisions of the U.S. Foreign Corrupt Practices Act generally prohibit directly or indirectly giving, offering or promising an inducement to a public official (broadly interpreted) to corruptly influence the official’s actions in order to obtain a commercial advantage. The recently enacted U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery in both the private and public sectors. In addition, an organization that “fails to prevent bribery” by anyone associated with the organization may be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. If we receive approval to market ADASUVE, we plan to adopt and implement policies and procedures to ensure that those involved in the marketing, sale, and distribution of our products are both aware of these legal requirements and committed to complying therewith. However, we cannot assure that these policies and procedures will protect us from potentially illegal acts committed by individual employees or agents. If we were found to be liable for anti-bribery law violations, we could be subject to criminal or civil penalties or other sanctions that could have a material adverse effect on our business and financial condition.

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

The Federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under these laws for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. We intend to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

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

If we or any of our partners fail to comply with applicable federal, state, local, or foreign regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our or our partners’ ability to commercialize our products if any of our products are approved for marketing and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products if any of our products are approved for marketing. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

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

We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in August 2009 we issued 10,000,000 shares of our common stock and warrants to purchase an additional 5,000,000 shares of our common stock in connection with the closing of our acquisition of all of the equity of Allegro, in October 2009 we issued 8,107,012 shares of our common stock and warrants to purchase an additional 7,296,312 shares of our common stock in a private placement, in May 2010 we issued a warrant to purchase 376,394 shares of our common stock in connection with a secured term debt financing, in August 2010 we issued 6,685,183 shares of our common stock and warrants to purchase up to an additional 3,342,589 shares of our common stock in a registered direct offering and in May 2011 we issued 11,927,034 shares of our common stock and warrants to purchase up to an additional 4,174,457 shares of our common stock in a registered direct offering. In February 2012 we issued 44,000,000 shares of our common stock and warrants to purchase up to an additional 44,000,000 shares of our common stock in an underwritten public offering. In May 2010, we entered into a common stock purchase agreement with Azimuth that provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to 8,936,550 shares of our common stock at times and in amounts determined by us. If we enter into other financing transactions in which we issue equity securities in the future, our existing common stockholders will experience immediate dilution upon any such issuance.

If we fail to regain compliance with the listing requirements of The NASDAQ Global Market, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50 million. On January 31, 2012, we received a notice from The NASDAQ Stock Market indicating that our common stock had not met the $1.00 per share minimum closing bid price requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. In accordance with the NASDAQ Marketplace Rules, we have been provided an initial compliance period of 180 calendar days, or until July 30, 2012, to regain compliance with the minimum closing bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to July 30, 2012. If we do not regain compliance by July 30, 2012, we may be eligible for an additional grace period if we satisfy certain conditions, including applying to transfer the listing of our common stock to The NASDAQ Capital Market and satisfying the listing standards for The NASDAQ Capital Market, with the exception of the minimum closing bid price requirement. If The NASDAQ Stock Market staff determines that we would not be able to cure the minimum closing bid price deficiency, or if we are otherwise not eligible for such additional compliance period, The NASDAQ Stock Market will provide notice that our common stock will be subject to delisting. We would have the right to appeal a determination to delist our common stock, and the common stock would remain listed on The NASDAQ Global Market until the completion of the appeal process.

The closing bid price of our common stock on The NASDAQ Global Market was $0.64 on March 1, 2012, and has been below $1.00 each trading day since December 7, 2011. As a result, we may be subject to a delisting of our common stock from The NASDAQ Global Market if we do not regain compliance with the minimum closing bid price requirement. We may seek stockholder approval to effect a reverse stock split for this purpose. However, a reverse stock split may not prevent the common stock from dropping back down below The NASDAQ Global Market minimum closing bid price requirement in the future. It is also possible that we would otherwise fail to satisfy another NASDAQ Global Market requirement for continued listing of our common stock. As of March 1, 2012, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors and 10% or more stockholders) was $71.8 million and the total market value of our listed securities was $74.3 million. As of December 31, 2011, we had stockholders’ deficit of $9.7 million.

There can be no assurance that we will be successful in maintaining our listing of our common stock on The NASDAQ Global Market, or, if transferred, on The NASDAQ Capital Market, and could be subject to delisting. This could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could materially adversely affect our access to capital markets, and any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease two buildings with an aggregate of 106,894 square feet of manufacturing, office, and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. We currently sublease 19,334 square feet, 20,956 square feet and 2,500 square feet, reducing the space we occupy to 64,104 square feet. In February 2012, effective March 30, 2012, we terminated the lease for one of the buildings, totaling 41,290 square feet, and concurrently cancelled the two subleases associated with this building, consisting of 19,334 and 20,956 square feet, respectively. The lease for the other building expires on March 31, 2018, and we have two options to extend the lease for five years each. Our sublease for 2,500 square feet is on a month-to-month basis.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5A.	Quarterly Stock Price Information and Registered Stockholders

Our common stock trades on The NASDAQ Global Market under the symbol “ALXA.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock.

2011	High	Low
First Quarter	$1.80	$1.15
Second Quarter	1.91	1.34
Third Quarter	1.88	1.03
Fourth Quarter	1.48	0.51

2010	High	Low
First Quarter	$2.96	$2.30
Second Quarter	3.92	2.65
Third Quarter	3.64	2.42
Fourth Quarter	3.26	0.86

As of December 31, 2011, there were 168 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception, and we do not anticipate paying any in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares the cumulative 5-year total return provided to stockholders of Alexza Pharmaceuticals, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2006 and its relative performance is tracked through December 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Alexza Pharmaceuticals, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11
Alexza Pharmaceuticals, Inc.	100.00	71.03	27.83	21.07	10.97	7.29
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Biotechnology	100.00	102.53	96.57	110.05	117.19	124.54

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 5B. Use	of Proceeds from the Sale of Registered Securities

None.

Item 5C. Treasury	Stock

None.

Item 6. Selected	Financial Data

	Year Ended December 31,					Period From December 19, 2000 (Inception) to December 31, 2011
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$5,660	$42,876	$9,514	$486	$—	$65,481
Operating expenses:
Research and development	28,262	33,528	39,778	61,565	45,645	306,251
General and administrative	11,766	14,000	15,406	17,641	14,888	103,876
Restructuring charges	—	—	2,037	—	—	2,037
Acquired in-process research and development	—	—	—	—	—	3,916

Total operating expenses	40,028	47,528	57,221	79,206	60,533	416,080
Loss from operations	(34,368)	(4,652)	(47,707)	(78,720)	(60,533)	(350,599)
Change in fair value of contingent consideration liability	(4,000)	4,838	(7,983)	—	—	(7,145)
Interest income/(expense) and other income/(expense), net	(2,163)	(1,667)	(375)	1,679	4,623	6,020

Net loss	(40,531)	(1,481)	(56,065)	(77,041)	(55,910)	(351,724)
Consideration paid in excess of carrying value of the noncontrolling interest in Symphony Allegro, Inc.	—	—	(61,566)	—	—	(61,566)
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	—	—	13,987	18,591	10,791	45,089

Net loss attributable to Alexza common stockholders	$(40,531)	$(1,481)	$(103,644)	$(58,450)	$(45,119)	$(368,201)

Basic and diluted net loss per share attributable to Alexza common stockholders	$(0.60)	$(0.03)	$(2.68)	$(1.81)	$(1.58)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	67,867	55,421	38,609	32,297	28,605

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$16,903	$41,449	$19,916	$37,556	$69,391
Investments held by Symphony Allegro, Inc.	—	—	—	21,318	39,449
Working capital (deficit)	(7,396)	8,031	(3,830)	42,771	106,092
Total assets	48,605	68,482	46,174	84,635	149,125
Noncurrent portion of financing obligations	—	—	—	2,515	6,317
Deficit accumulated during development stage	(306,635)	(266,104)	(264,623)	(222,545)	(164,095)
Total stockholders’ equity (deficit)	(9,692)	12,290	(7,126)	39,054	99,943

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a pharmaceutical company focused on the research, development, and commercialization of novel proprietary products for the acute treatment of central nervous system conditions. All of our product candidates are based on our proprietary technology, the Staccato system. The Staccato system vaporizes an excipient-free drug to form a condensation aerosol that, when inhaled, allows for rapid systemic drug delivery. Because of the particle size of the aerosol, the drug is quickly absorbed through the deep lung into the bloodstream, providing speed of therapeutic onset that is comparable to intravenous, or IV, administration but with greater ease, patient comfort and convenience

In early 2010, we conducted a thorough review of our product pipeline, evaluating current and potential new Staccato-based product candidates. This review yielded three categories of Staccato-based product candidates: (1) product candidates where we believe we can add value through internal development, (2) product candidates where we have developed the product idea, but where a development partner is required, and (3) product candidates based on new ideas, primarily focused on new chemical entities, where the Staccato technology can facilitate better or more effective delivery. In July 2010, we announced that, in addition to AdasuveTM (Staccato loxapine), or ADASUVE, AZ-007 (Staccato zaleplon) and Staccato nicotine would remain in active development. Active development on the remainder of our development pipeline is suspended. We are continuing to seek partners to support development and commercialization of our product candidates.

We believe that, based on our cash, cash equivalents and marketable securities balance at December 31, 2011, the subsequent receipt of the upfront payment from Grupo Ferrer Internacional, S.A., or Grupo Ferrer, pursuant to our Collaboration, License and Supply Agreement, or the Ferrer Agreement, with Grupo Ferrer executed in October 2011, net of our $5 million payment to the former stockholders of Symphony Allegro, Inc., or Allegro, net proceeds of approximately $20.4 million from our recently completed underwritten public offering, the March 2012 amendment of the Ferrer Agreement and our current expected cash usage, accounting for the February 2012 reductions in our workforce, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the fourth quarter of 2012. We are unable to assert that our financial position is sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue development of ADASUVE or our other programs or to continue operations and we may not be able to execute any strategic transaction.

Lead product candidate update

Our lead product candidate is ADASUVE, which is being developed for the acute treatment of agitation in adults with schizophrenia or bipolar disorder. In December 2009, we submitted a New Drug Application, or NDA, for ADASUVE with the U.S. Food and Drug Administration, or the FDA. In October 2010, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for ADASUVE. In August 2011, we resubmitted the ADASUVE NDA, which was accepted for filing by the FDA as a complete, class 2 response to the FDA’s CRL. The FDA indicated a Prescription Drug User Fee Act, or PDUFA, goal date for the ADASUVE NDA of February 4, 2012. In December 2012, the ADASUVE NDA was reviewed by the Psychopharmacologic Drugs Advisory Committee, or PDAC, and at the end of the meeting, the PDAC voted to recommend that ADASUVE be approved for use as a single dose in 24 hours when used with the FDA recommended Risk Evaluation and Mitigation Strategy, or REMS, for the treatment for agitation in patients with schizophrenia or biopolar mania. The vote on this question was 9/8/1 (yes/no/abstain). In a notice received from the FDA in January 2012, the PDUFA goal date for the ADASUVE NDA was extended 90 days from February 4, 2012 to May 4, 2012.

A CRL is issued by the FDA indicating that an NDA review cycle is complete and the application is not ready for approval in its present form. In the CRL, the FDA stated that its primary clinical safety concern was related to data from the three Phase 1 pulmonary safety studies with ADASUVE. This concern was primarily based on observed, dose-related post-dose decreases in forced expiratory volume in one second, or FEV1, a standard measure of lung function, in healthy subjects and in subjects with asthma or chronic obstructive pulmonary disease, or COPD. The FDA also noted that decreases in FEV1 were recorded in subjects who were administered device-only, placebo versions of ADASUVE. In the information package submitted to the FDA in response to the CRL and in preparation for the End-of-Review meeting, we presented evidence that we believe demonstrates the placebo device is safe, including a blinded expert review of the flow-volume loops data from the healthy subject study as further evidence that there appears to be no consistent pattern suggestive of airway obstruction in these subjects. We also provided an analysis that we believe shows that there is no meaningful temporal relationship between placebo administration and decreases in FEV1. We believe this evidence and analysis confirm that the changes seen were likely background events in the population studied, where the repeated and extensive pulmonary function testing may have contributed to some of the observations. Additionally, we believe we showed that the aerosol characterization does not indicate a basis for concern. We reiterated these arguments in our NDA resubmission.

In December 2011, the ADASUVE NDA was the subject of a PDAC meeting. At the end of the meeting, the PDAC voted to recommend that ADASUVE be approved for use as a single dose in 24 hours when used with the FDA recommended REMS for the treatment for agitation in patients with schizophrenia or bipolar mania. The vote on this question was 9/8/1 (yes/no/abstain).

The FDA takes an advisory committee’s advice into consideration as part of its review of an NDA, but is not bound by an advisory committee's recommendations. After reviewing and discussing the ADASUVE data and the FDA proposed REMS, the committee voted on the following additional questions:

•

Does the committee conclude that ADASUVE (loxapine) inhalation powder has been shown to be effective as a treatment for agitation in patients with schizophrenia or bipolar mania? The resulting vote was: 17/1/0 (yes/no/abstain).

•	Does the committee conclude that ADASUVE (loxapine) inhalation powder has been shown to be acceptably safe for use as a treatment for agitation in patients with schizophrenia or bipolar mania:

a. When used in conjunction with the REMS proposed by the sponsor? The resulting vote was: 1/17/0 (yes/no/abstain).

b. When used in conjunction with the REMS proposed by the FDA? The resulting vote was: 5/12/1 (yes/no/abstain).

•

Does the committee conclude that ADASUVE (loxapine) inhalation powder would be acceptably safe for use as a single dose in 24 hours as a treatment for agitation in patients with schizophrenia or bipolar mania when used in conjunction with the REMS proposed by FDA? The resulting vote was: 11/5/2 (yes/no/abstain).

In October 2010, we were notified that ADASUVE was eligible for submission to the EMA for an opinion regarding the potential approval of ADASUVE through the centralized marketing authorization procedure. Marketing authorization granted by the European Commission on the basis of the opinion issued by the EMA are valid in all of the European Union member states. In November 2010, we received notification of the Rapporteur/Co-Rapporteur appointments for ADASUVE. In May 2011, we conducted a meeting with the Rapporteur and, in July 2011, we conducted a meeting with the Co-Rapporteur. We also have been notified that ADASUVE is acceptable for submission as a trade name and have completed work on the Pediatric Investigation Plan for the MAA submission. On October 26, 2011, the EMA accepted the submission of our ADASUVE MAA. In February 2012, we received the Day 80 Assessment Report from the EMA regarding our MAA for ADASUVE. The Day 80 Assessment Report for ADASUVE outlines major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan, other aspects of the risk management plan, and the need to obtain an European Union Good Manufacturing Practices certificate for the

Alexza manufacturing facility and commercial manufacturing process. We expect that specific questions will be posed by the EMA in the 120 Day Committee for Medicinal Products for Human Use, or CHMP, List of Questions.

In October 2011, we entered into a commercial partnership with Grupo Ferrer pursuant to the Ferrer Agreement to commercialize ADASUVE in Europe, Latin America, Russia and the Commonwealth of Independent States countries, or the Ferrer Territories. Under the terms of the Ferrer Agreement, we received an up front cash payment of $10 million, $5 million of which was paid to the former Symphony Allegro stock holders, or the Allegro Investors. We are eligible to receive additional milestone payments contingent on individual country commercial sales initiation and cumulative net sales targets. We will be responsible for filing and obtaining marketing authorization from the European Commission on the basis of the ADASUVE Marketing Authorization Application, or MAA, submitted to the European Medicines Agency, or EMA. Grupo Ferrer will be responsible for satisfaction of all other regulatory and pricing reimbursement requirements to market and sell ADASUVE in the Ferrer Territories. Grupo Ferrer will have the exclusive rights to commercialize ADASUVE in the Ferrer Territories. We will supply ADASUVE to Grupo Ferrer for all of its commercial sales, and will receive a specified per-unit transfer price. Either party may terminate the Ferrer Agreement for the other party’s uncured material breach or bankruptcy. The Ferrer Agreement continues in effect on a country-by-country basis until the later of the last to expire patent covering ADASUVE in such country or 12 years after first commercial sale. The Ferrer Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

In March 2012, we entered into an amendment to the Ferrer Agreement. Grupo Ferrer and Alexza agreed to eliminate a future potential milestone payment in exchange for Grupo Ferrer’s purchase of $3 million of our common stock. Grupo Ferrer agreed to purchase approximately 2.42 million shares of our common stock for $1.24 per share in March 2012. During 2012, up to an additional $8 million of our common stock may be purchased by Grupo Ferrer, upon a request by us and subject to acceptance by Grupo Ferrer, in exchange for the elimination of additional milestones at a price per share that will be a premium to the market price on the date of purchase.

Financing update

On February 23, 2012, we issued an aggregate of 44,000,000 shares of our common stock and warrants to purchase up to an additional 44,000,000 shares of our common stock in an underwritten public offering. Net proceeds from the offering were approximately $20.4 million, after deducting offering expenses. The warrants are exercisable beginning February 24, 2013 at $0.50 per share and will expire on February 23, 2017. The shares of common stock and warrants were sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. We agreed to customary obligations, including indemnification.

In May 2011, we issued an aggregate of 11,927,034 shares of our common stock and warrants to purchase up to an additional 4,174,457 shares of our common stock in a registered direct offering. Net proceeds from the offering were approximately $15.9 million, after deducting offering expenses. The warrants are exercisable at $1.755 per share, and will expire on May 6, 2016. The securities were sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. We agreed to customary obligations regarding registration, including indemnification and maintenance of the registration statement. Further, if we propose to issue securities prior to the earlier of (i) the date on which we receive written approval from the FDA for our NDA for ADASUVE or (ii) June 30, 2012, the investors in the offering, subject to certain exceptions, have the right to purchase their pro rata share, based on their participation in the offering, of such securities. The foregoing rights and restrictions may affect our ability to consummate certain types of offerings of our securities in the future.

In August 2010, we completed a registered direct offering of our common stock and warrants. We sold a total of 6,685,183 units, each unit consisting of (i) one share of common stock and (ii) one warrant to purchase 0.5 of a share of common stock, at a purchase price of $2.70 per unit. The warrants are exercisable at $3.30 per share and expire five years from the date of issuance. Net proceeds from the offering were approximately $16.4 million, after deducting placement agents’ commissions and offering expenses. The securities were sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on May 20, 2010.

In May 2010, we entered into a Loan and Security Agreement, or Loan Agreement, with Hercules Technology Growth Capital, Inc., or Hercules. Under the terms of the Loan Agreement, we have borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14%, and issued to Hercules a secured term promissory note evidencing the loan. We made interest only payments through February 2011, following which the loan will be repaid in 33 equal monthly installments. The Loan Agreement limits both the seniority and amount of future debt we may incur. We may be required to repay the loan in the event of a change in control. In conjunction with the loan, we issued to Hercules a five-year warrant to purchase 376,394 shares of our common stock at a price of $2.69 per share. The warrant is immediately exercisable and expires five years from the effective date. We estimated the fair value of this warrant as of the issuance date to be $921,000 which was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The fair value of the warrant was calculated using the Black-Scholes option valuation model, and was based on the contractual term of the warrant of five years, a risk-free interest rate of 2.31%, expected volatility of 84% and 0% expected dividend yield. We also recorded fees paid to Hercules as a debt discount which further reduced the carrying value of the loan. The debt discount is being amortized to interest expense.

Other than those licensed to Grupo Ferrer for our ADASUVE product and Cypress Biosciences, Inc., or Cypress, for our Staccato nicotine product candidate, we have retained all rights to our product candidates and the Staccato system. We intend to capitalize on our internal resources to develop certain product candidates and to identify routes to utilize external resources to develop and commercialize other product candidates.

We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, equipment financings, debt financings and government grants. We have generated $65.5 million in revenues from inception through December 31, 2011, primarily through license and development agreements and to a lesser extent United States Small Business Innovation Research grants and drug compound feasibility studies. Prior to 2007, we recognized governmental grant revenue and drug compound feasibility revenue. However, we expect no grant revenue or drug compound feasibility screening revenue in 2012. We do not expect any material product revenue until at least 2013.

We have incurred significant losses since our inception. As of December 31, 2011, our deficit accumulated during development stage was $306.6 million and total stockholders’ deficit was $9.7 million. We recognized net losses of $40.5 million, $1.5 million and $56.1 million in 2011, 2010 and 2009, respectively, and $351.7 million in the period from December 19, 2000 (Inception) to December 31, 2011. In January 2009, we consolidated our operations to primarily focus our efforts on the continued rapid development of ADASUVE. In February 2012, we reduced our workforce by 29, or 38% of our employees, and as a result, we expect our operating expenses to decrease in the first half of 2012. If our ADASUVE NDA is approved, we expect our operating expenses to increase in the second half of 2012 to support the commercialization of ADASUVE.

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long term success. If we do not complete development of our product candidates and obtain regulatory approval to market one or more of these product candidates, we may be forced to cease operations. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. Our strategy is to focus our resources on ADASUVE. In addition, we plan to seek additional commercial partners for the worldwide development and commercialization for all of our product candidates. If in the future we enter into additional partnerships, third parties could have control over preclinical development or clinical trials for some of our product candidates. Accordingly, the progress of such product candidate would not be under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to any future partnerships or how such arrangements would affect our development plans or capital requirements.

As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. While we are currently focused on developing our product candidates, we anticipate that we and our partners, will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We do not expect any of our current product candidates to be commercially available before 2013, if at all.

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

We record accruals for these preclinical study and clinical trial costs based upon the estimated amount of work completed. All such costs are charged to research and development expenses based on these estimates. Costs related to patient enrollment in clinical trials are accrued as patients are entered in the trial. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and discussions with research institutions and clinical research organizations. However, if we have incomplete or inaccurate information, we may underestimate or overestimate activity levels associated with various preclinical studies and clinical trials at a given point in time. In this event, we could record significant research and development expenses in future periods when the actual activity level becomes known. To date, we have not made any material adjustments to our estimates of preclinical study and clinical trial costs. We make good faith estimates which we believe to be accurate, but the actual costs and timing of clinical trials are highly uncertain, subject to risk and may change depending upon a number of factors, including our clinical development plan.

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

Contingent Consideration Liability

In August 2009, we completed our purchase of all of the outstanding equity of Symphony Allegro, and in exchange we: (i) issued to the Allegro Investors 10 million shares of our common stock; (ii) issued to the Allegro Investors 5-year warrants to purchase five million shares of our common stock with an exercise price of $2.26 per share; and (iii) will pay to the Allegro Investors certain percentages of cash payments that may be generated from future partnering transactions pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam).

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

We record any changes in the fair value of the contingent consideration liability in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, FDA approval or non-approval of our submissions, the timing and terms of any strategic partnership agreement, the commercial success of ADASUVE, AZ-104 or AZ-002 and the discount rate assumption could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations and financial position.

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

For collaborations entered into prior to January 1, 2011 we followed the guidelines of Accounting Standards Codification, or ASC, 605-25 Revenue Recognition Multiple-Element Arrangement. For collaboration agreements entered into or significantly modified on or subsequent to January 1, 2011, we followed the guidelines of Accounting Standards Update, or ASU, 2009-13, as described in “Recently Adopted Accounting Standards” below.

Revenues for non-refundable upfront license fee payments, where we continue to have obligations, will be recognized as performance occurs and obligations are completed.

Recently Adopted Accounting Standards

In October 2009, the Financial Accounting Standards Board, or FASB, published ASU 2009-13, which amends the criteria to identify separate units of accounting within ASC 605-25. The revised guidance eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. The adoption of ASU 2009-13 only affects multiple deliverable arrangements entered into, or materially modified, after January 1, 2011. The prospective adoption of ASU 2009-13 did not have an impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-15 requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We will adopt these disclosure requirements in the first quarter of 2012.

On May 12, 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework. There are few differences between ASU 2011-04 and its international counterpart, IFRS 13. ASU 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We do not expect the provisions of ASU 2011-04 to have a material effect on our financial position, results of operations or cash flows.

Results of Operations

Comparison of Years Ended December 31, 2011, 2010 and 2009

Revenue.    We had $5.7 million, $42.9 million and $9.5 million of revenues in 2011, 2010 and 2009, respectively. Revenues in 2009 consisted of revenues related to our license and development agreement, or Endo license agreement, with Endo Pharmaceuticals, Inc. In February 2010 we entered into a license and development agreement with Biovail Laboratories International SRL, or Biovail, in which we received an upfront payment of $40 million. In October 2010, Biovail gave notification of its intention to terminate the collaboration, at which time we recognized the upfront payment as revenues as we had fulfilled our obligations under the collaboration. In 2010, we also recognized $2.6 million from our license and development agreement, or the Cypress Agreement, with Cypress and $244,000 of grant revenues from the U.S. government’s Qualified Therapeutic Development Program. In 2011, the Cypress Agreement contributed $5.0 million of revenues and we earned $625,000 under the Ferrer Agreement. In 2012, we expect revenues from the Cypress Agreement to decrease from 2011 and we expect revenues from the Ferrer Agreement to increase. However the amount of the increase will be dependent upon the timing of the achievement of certain milestones, if at all.

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

The table below sets forth our research and development expenses for 2011, 2010 and 2009 broken out between product candidate and general research expenses based on our internal records and estimated allocations of employee time and related expenses:

	Year Ended December 31,
	2011	2010	2009
Product candidate expenses	25,686	26,059	31,896
General research	2,576	7,469	7,882

Total research and development	$28,262	$33,528	$39,778

Research and development expenses were $28.3 million, $33.5 million and $39.8 million in years ended December 31, 2011, 2010 and 2009, respectively. In January 2009, we restructured our operations, including an approximate 33% reduction in our workforce, to focus our efforts on the continued rapid development of our ADASUVE product candidate.

The 2009 restructuring of our operations resulted in a decrease in both product candidate and general research expenses as work wound down or halted for our non-ADASUVE product candidates. In July 2010, we announced that we moved AZ-007 into active development. However, due to the FDA not approving ADASUVE for commercial marketing in October 2010, we have deferred certain ADASUVE commercialization and manufacturing efforts and slowed the development of AZ-007, eliminating all external AZ-007 development costs. In 2011, we also reduced our general research efforts to focus our efforts on the ADASUVE NDA resubmission and approval and to conserve our resources. We continued our development obligations under the Cypress Agreement for Staccato nicotine. In February 2012, we reduced our workforce by 38%, and as a result we expect our research and development expenses to decrease in the first half of 2012. If our ADASUVE NDA is approved, we expect our operating expenses to increase in the second half of 2012 to support the commercialization of ADASUVE.

General and Administrative Expenses.    General and administrative expenses were $11.8 million, $14.0 million, and $15.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, accounting, business development, legal and human resources functions. Other general and administrative expenses include facility and information technology costs not otherwise included in research and development expenses, patent related costs and professional fees for legal, consulting and accounting services.

The decreases in general and administrative expenses were primarily due to decreased headcount expenses as a result of our restructuring in January 2009 and our efforts to reduce third party costs to conserve our cash resources. As a result of our February 2012 restructuring, we expect our general and administrative expenses to decrease in the first half of 2012. If our ADASUVE NDA is approved, we expect our operating expenses to increase in the second half of 2012 to support the commercialization of ADASUVE.

Restructuring Charges.    In January 2009, we restructured our operations to focus our efforts on the continued rapid development of our ADASUVE product candidate. The restructuring included a workforce reduction of 50 employees, representing approximately 33% of our total workforce and was completed in the second quarter of 2009. We incurred restructuring expenses related to employee severance and other termination benefits of $2.0 million, including a non-cash charge related to modifications to share-based awards of $56,000. The restructuring was completed in 2009.

Interest and Other Income, Net.    Interest and other income, net, primarily represents income earned on our cash, cash equivalents, marketable securities balances, and prior to August 26, 2009, marketable securities held by Symphony Allegro. Interest and other income, net was $26,000, $(35,000) and $92,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The 2010 income was impacted by a loss on retirements of fixed assets of $79,000. We expect to continue to earn low interest income returns on our cash, cash equivalent and marketable securities balances.

Interest Expense.    Interest expense represents interest on our equipment loans and financing obligations and was $2.2 million $1.6 million and $467,000 in the years ended December 31, 2011, 2010 and 2009, respectively. The increase in 2011 was primarily due to a full year’s interest expense from the Hercules note issued in May 2010 and the interest from the note issued to Autoliv ASP, Inc. or Autoliv. The increase in 2010 as compared to 2009 was primarily due to the interest incurred on the Hercules note.

Change in the Fair Value of Contingent Consideration Liability.    In connection with our acquisition of all of the outstanding equity of Symphony Allegro, we are obligated to pay the Allegro Investors certain percentages of cash payments that may be generated from future partnering transactions for AZ-002, ADASUVE and/or AZ-104. We measure the fair value of this contingent consideration liability at each balance sheet date. Any changes in the fair value of this contingent consideration liability will be recognized in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, FDA approval or non-approval of our submissions, the timing and terms of strategic partnerships, the commercial success of AZ-002, ADASUVE and/or AZ-104 and the discount rate assumption could have a material impact on the fair value of the contingent liability, and as a result, our results of operations.

In October 2011, we entered into the Ferrer Agreement. As a result of this agreement, we revised upwards the probabilities, amounts and timing of certain cash flows for the ADASUVE product candidate. We recognized a non-operating loss of $4.0 million to reflect the increase in the contingent consideration liability during the year ended December 31, 2011.

In October 2010, we received a CRL from the FDA for our ADASUVE NDA submitted in December 2009 and held a meeting with the FDA in December 2010 to address the issues outlined in the CRL. As a result of the CRL and the meeting with the FDA, we reduced the weighted-average expected cash flows for milestone payments and product royalties, and the timing of those cash flows, for ADASUVE. The reduction of the expected cash flows and timing of these cash flows resulted in a reduction in the net present value of estimated future payments to Symphony Allegro. We recognized a gain of $4.8 million to reflect the reduction in the contingent consideration liability during the year ended December 31, 2010.

In 2009, we announced preliminary results from our Phase 2b clinical trial of AZ-104, where AZ-104 did not meet the primary endpoint of the study. This change resulted in a decrease in the expected cash flow resulting in a decrease in the contingent consideration liability. In the fourth quarter of 2009, we modified our assumptions regarding the probability of certain cash flow outcomes to reflect the negotiations with Biovail to partner ADASUVE as well as the filing of our NDA. The reduction in these uncertainties resulted in an increase in probability of certain cash flows resulting in an increase in the contingent consideration liability. These items combined resulted in our incurring a loss on the change in fair value of the contingent consideration liability of $8.0 million during the year ended December 31, 2009.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, revenues primarily from a licensing agreement and government grants, and payments from Symphony Allegro. We have received additional funding from financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our 2005 Employee Stock Purchase Plan. As of December 31, 2011, we had $16.9 million in cash, cash equivalents and marketable securities. Our cash and marketable security balances are held in a variety of interest bearing instruments, including obligations of United States government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Net cash provided by (used in) operating activities was $(34.4) million, $8.6 million and $(53.1) million in 2011, 2010 and 2009, respectively. The net cash provided by or used in each of these periods primarily reflects net loss for these periods, offset in part by depreciation, non-cash share-based compensation, the change in fair value of the contingent consideration liability, loss attributed to noncontrolling interests, and non-cash changes in operating assets and liabilities. In 2011, the Ferrer Agreement resulted in increases to other receivables and deferred revenues. The other liabilities change was related to the amortization of our deferred rent liability, which is a result of the straight line method of recognizing our facility rent expense and the recognition of tenant improvement reimbursements from the landlord as a deferred rent liability. In 2010, the deferred revenue balance resulted from upfront fees paid by Cypress as required by the Cypress Agreement. The decrease in other receivables in 2010 was a result of the collection of fees paid to the FDA upon our submission of our NDA in 2009. Our designation as a small business resulted in our exclusion from such fees and the amount was refunded in 2010. In 2009, the decrease in deferred revenue was related to the mutual termination of the Endo license agreement, at which time we recognized the remaining $9.5 million of deferred revenue. The decreases in accounts payable of $2.2 million in 2009 and accrued clinical trial expense and other accrued liabilities of $2.7 million was due to the decreased activity in our operations.

Net cash provided by (used in) investing activities was $25.1 million, $(30.6) million and $20.1 million in 2011, 2010 and 2009, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. During 2011 and 2009 we had maturities, net of purchases, of marketable securities of $25.6 million and $4.9 million, respectively. During 2010 we purchased $21.5 million of marketable securities, net of maturities. Maturities of marketable securities held by Symphony Allegro were $16.4 million in 2009. Purchases of property and equipment were $0.5 million, $9.2 million and $1.2 million in 2011, 2010 and 2009, respectively. In 2010, the purchases primarily consisted of manufacturing equipment as we prepared for the expected commercialization of ADASUVE.

Net cash provided by financing activities was $10.6 million, $22.3 million and $20.4 million in 2011, 2010 and 2009, respectively. Financing activities consist primarily of proceeds from the sale of our common stock and warrants to purchase common stock, purchase of a noncontrolling interest, equipment financing arrangements and financing obligations. In 2011, 2010 and 2009, we received net proceeds from the issuance of common stock and warrants to purchase common stock of $16.1 million, $17.0 million and $19.7 million, respectively. In 2009 we had proceeds from the purchase of the noncontrolling interest in Symphony Allegro of $4.9 million. In 2011 and 2009, payments on debt were $5.6 million and $4.1 million, respectively. In 2010, we had proceeds from debt borrowings, net of payments, of $12.7 million,

We believe that with current cash, cash equivalents and marketable securities, including the upfront payment from Grupo Ferrer, net of our $5 million payment to the former Allegro stockholders, net proceeds of approximately $20.4 million from our recently completed underwritten public offering, the March 2012 amendment of the Ferrer Agreement and our current expected cash usage, accounting for the February 2012 reductions in our workforce, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the fourth quarter of 2012. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

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

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all (see Note 2 to the Notes to the Consolidated Financial Statements). If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs, or reduce our efforts to build our commercial manufacturing capacity, and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Certain restrictions imposed on us in connection with our May 2011 stock and warrant issuance, as well as applicable listing standards, may affect our ability to consummate certain types of offerings of our securities in the future. Our recent underwritten public offering involved the sale of 44,000,000 shares of our common stock and warrants to purchase an additional 44,000,000 shares of our common stock. Given the limited number of additional authorized shares of our common stock, after taking into account this offering, we may not be able to raise significant proceeds through the sale of our equity securities. If we raise funds through additional collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition, results of operations, and prospects.

Contractual Obligations

We lease two buildings with an aggregate of 106,894 square feet of manufacturing, office and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. We currently have subleases covering 19,334 square feet, 20,956 square feet and 2,500 square feet of these facilities, reducing the space we occupy to 64,104 square feet. In February 2012, effective March 30, 2012, we terminated the lease for one of the buildings, totaling 41,290 square feet, and concurrently terminated the two subleases associated with this building, consisting of 19,334 and 20,956 square feet, respectively. The lease for the other building expires on March 31, 2018, and we have two options to extend the lease for five years each. Our sublease for 2,500 square feet is on a month-to-month basis. We believe that the Mountain View facility is sufficient for our office, manufacturing and laboratory needs for at least the next three years.

On May 4, 2010, we entered into the Loan with Hercules. Under the terms of the Loan Agreement, we borrowed $15,000,000 at an interest rate equal to the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14%, and issued to Hercules a secured term promissory note evidencing the loan. We made interest only payments through January 2011 and beginning in February 2011 the loan began to be repaid in 33 equal monthly installments.

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

Our recurring losses from operations and our need for additional capital raise substantial doubt about our ability to continue as a going concern, and as a result, we have classified all of our financing obligations as current. If this substantial doubt is removed in future periods, we will reclassify these financing obligations between current and non-current. Our scheduled future minimum contractual payments, net of sublease income, including interest at December 31, 2011, are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating lease obligations	29,362	4,232	9,272	9,582	6,276
Term note obligations	14,079	7,140	6,939	—	—

	$43,441	$11,372	$16,211	$9,582	$6,276

As part of our purchase of all of the outstanding equity of Symphony Allegro in August 2009, we agreed to pay to the Allegro Investors certain percentages of cash payments that may be generated from future partnering transactions pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam). In January 2012, we made a payment to the Allegro Investors of $5 million as a result of the $10 million upfront payment we received from Grupo Ferrer

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, which have maturities of less than three months, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of December 31, 2011, we had cash, cash equivalents and marketable securities of $16.9 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have no exposure related to: mortgage and other asset backed securities, European sovereign debt, or auction rate securities.

Item 8.      Financial Statements and Supplementary Data

ALEXZA PHARMACEUTICALS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets as of December 31, 2011 and 2010	67
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 and for the period from December 19, 2000 (inception) to December 31, 2011	68
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from December 19, 2000 (inception) to December 31, 2011	69
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and for the period from December 19, 2000 (inception) to December 31, 2011	80
Notes to Consolidated Financial Statements	81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alexza Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Alexza Pharmaceuticals, Inc. (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 and for the period from December 19, 2000 (inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexza Pharmaceuticals, Inc. (a development stage company) at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 and for the period from December 19, 2000 (inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, its deficit in working capital, stockholders’ deficit, and its need for additional capital raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are described in Note 2. The 2011 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alexza Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Redwood Shores, California

March 12, 2012

ALEXZA PHARMACEUTICALS, INC

(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14,902	$13,671
Marketable securities	2,001	27,778
Receivables	10,000	—
Prepaid expenses and other current assets	649	965

Total current assets	27,552	42,414
Property and equipment, net	20,425	24,361
Restricted cash	400	400
Other assets	228	1,307

Total assets	$48,605	$68,482

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,603	$2,781
Accrued clinical trial liabilities	134	216
Other accrued liabilities	2,872	3,158
Current portion of contingent consideration liability	12,300	5,300
Financing obligations	12,280	18,597
Current portion of deferred revenues	3,759	4,331

Total current liabilities	34,948	34,383
Deferred rent	12,274	14,609
Noncurrent portion of deferred revenues	6,875	—
Noncurrent portion of contingent consideration liability	4,200	7,200
Commitments (See Note 8)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2011 and 2010; no shares issued and outstanding at December 31, 2011 or 2010	—	—
Common stock, $0.0001 par value; 200,000,000 and 100,000,000 shares authorized at December 31, 2011 and 2010, respectively; 72,136,338 and 59,766,328 shares issued and outstanding at December 31, 2011 and 2010, respectively	7	6
Additional paid-in capital	296,936	278,386
Other comprehensive income (loss)	—	2
Deficit accumulated during development stage	(306,635)	(266,104)

Total stockholders’ equity (deficit)	(9,692)	12,290

Total liabilities and stockholders’ equity (deficit)	$48,605	$68,482

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,			Period from December 19, 2000 (Inception) to December 31,
	2011	2010	2009	2011
	(In thousands, except per share amounts)
Revenue	$5,660	$42,876	$9,514	$65,481
Operating expenses:
Research and development	28,262	33,528	39,778	306,251
General and administrative	11,766	14,000	15,406	103,876
Restructuring charges	—	—	2,037	2,037
Acquired in-process research and development	—	—	—	3,916

Total operating expenses	40,028	47,528	57,221	416,080

Loss from operations	(34,368)	(4,652)	(47,707)	(350,599)
Change in fair value of contingent consideration liability	(4,000)	4,838	(7,983)	(7,145)
Interest and other income/expense, net	26	(35)	92	13,889
Interest expense	(2,189)	(1,632)	(467)	(7,869)

Net loss	(40,531)	(1,481)	(56,065)	(351,724)
Consideration paid in excess of carrying value of the noncontrolling interest in Symphony Allegro, Inc.	—	—	(61,566)	(61,566)
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	—	—	13,987	45,089
Net loss attributable to Alexza common stockholders	$(40,531)	$(1,481)	$(103,644)	$(368,201)

Net loss per share attributable to Alexza common stockholders	$(0.60)	$(0.03)	$(2.68)

Shares used to compute net loss per share attributable to Alexza common stockholders	67,867	55,421	38,609

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Alexza Pharmaceuticals, Inc. Stockholders
	Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Stockholder Note Receivable	Deferred Stock Compensation	Other Comprehensive (Loss) Income	Deficit Accumulated During the Development Stage	Noncontrolling Interest in Symphony Allegro, Inc.	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share and per share amounts)
Issuance of common stock to founders at $0.22 per share in December 2000 in exchange for technology and cash of $8	—	$—	—	$—	454,536	$—	$100	$—	$—	$—	$—	$—	$100
Issuance of Series A preferred stock for cash at $0.40 per share in July 2001, net of issuance costs of $9	2,500,000	991	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series A1 preferred stock at $1.55 per share in December 2001, in connection with merger	1,610,250	2,496	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock for cash at $1.40 per share in December 2001, net of issuance costs of $71	6,441,000	8,946	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with merger at $1.10 per share in December 2001	—	—	—	—	868,922	—	956	—	—	—	—	—	956
Warrants assumed in merger transaction	—	—	—	—	—	—	10	—	—	—	—	—	10
Issuance of common stock for cash at $0.22 per share upon exercise of options in December 2001	—	—	—	—	9,090	—	2	—	—	—	—	—	2
Compensation expense related to consultant stock options	—	—	—	—	—	—	3	—	—	—	—	—	3
Net loss	—	—	—	—	—	—	—	—	—	—	(5,652)	—	(5,652)

Balance at December 31, 2001 (carried forward)	10,551,250	$12,433	—	$—	1,332,548	$—	$1,071	$—	$—	$—	$(5,652)	$—	$(4,581)

See accompanying notes.

	Alexza Pharmaceuticals, Inc. Stockholders
	Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Stockholder Note Receivable	Deferred Stock Compensation	Other Comprehensive (Loss) Income	Deficit Accumulated During the Development Stage	Noncontrolling Interest in Symphony Allegro, Inc.	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share and per share amounts)
Balance at December 31, 2001 (brought forward)	10,551,250	$12,433	—	$—	1,332,548	$—	$1,071	$—	$—	$—	$(5,652)	$—	$(4,581)
Issuance of common stock for cash at $0.22 per share upon exercise of options in February 2002	—	—	—	—	10,606	—	3	—	—	—	—	—	3
Issuance of warrants to purchase Series B preferred stock in March 2002, in connection with equipment financing loan	—	27	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for cash at $0.22 per share upon exercise of options in July 2002	—	—	—	—	2,180	—	—	—	—	—	—	—	—
Issuance of common stock to stockholder at $0.99 per share in exchange for promissory note in July 2002	—	—	—	—	53,156	—	53	(53)	—	—	—	—	—
Issuance of Series C preferred stock for cash at $1.56 per share in September 2002, net of issuance costs of $108	28,870,005	44,892	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for cash at $1.05 per share in October 2002	—	—	—	—	(2,634)	—	(3)	—	—	—	—	—	(3)
Issuance of common stock for cash at $1.05 per share for services upon exercise of warrants in December 2002	—	—	—	—	9,368	—	10	—	—	—	—	—	10
Compensation expense related to consultant stock options	—	—	—	—	—	—	10	—	—	—	—	—	10
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	51	—	—	51
Net loss	—	—	—	—	—	—	—	—	—	—	(8,163)	—	(8,163)

Balance at December 31, 2002 (carried forward)	39,421,255	$57,352	—	$—	1,405,224	$—	$1,144	$(53)	$—	$51	$(13,815)	$—	$(12,673)

See accompanying notes.

	Alexza Pharmaceuticals, Inc. Stockholders
	Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Stockholder Note Receivable	Deferred Stock Compensation	Other Comprehensive (Loss) Income	Deficit Accumulated During the Development Stage	Noncontrolling Interest in Symphony Allegro, Inc.	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share and per share amounts)
Balance at December 31, 2002 (brought forward)	39,421,255	$57,352	—	$—	1,405,224	$—	$1,144	$(53)	$—	$51	$(13,815)	$—	$(12,673)
Issuance of common stock for cash at $0.22, $0.99 and $1.10 per share upon exercise of options	—	—	—	—	74,903	—	47	—	—	—	—	—	47
Issuance of warrants to purchase Series C preferred stock in connection with equipment financing loan in January 2003	—	35	—	—	—	—	—	—	—	—	—	—	—
Issuance of warrants to purchase Series C preferred stock in connection with equipment financing loan in September 2003	—	27	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock for cash at $1.05 per share in January 2003	—	—	—	—	(1,172)	—	(1)	—	—	—	—	—	(1)
Repurchase of common stock for cash at $0.22 per share in November 2003	—	—	—	—	(14,772)	—	(3)	—	—	—	—	—	(3)
Compensation expense related to consultant stock options	—	—	—	—	—	—	31	—	—	—	—	—	31
Deferred stock compensation expense related to modification of consultant stock option	—	—	—	—	—	—	1	—	(1)	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(55)	—	—	(55)
Net loss	—	—	—	—	—	—	—	—	—	—	(14,328)	—	(14,328)

Balance at December 31, 2003 (carried forward)	39,421,255	$57,414	—	$—	1,464,183	$—	$1,219	$(53)	$(1)	$(4)	$(28,143)	$—	$(26,982)

See accompanying notes.

	Alexza Pharmaceuticals, Inc. Stockholders
	Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Stockholder Note Receivable	Deferred Stock Compensation	Other Comprehensive (Loss) Income	Deficit Accumulated During the Development Stage	Noncontrolling Interest in Symphony Allegro, Inc.	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share and per share amounts)
Balance at December 31, 2003 (brought forward)	39,421,255	$57,414	—	$—	1,464,183	$—	$1,219	$(53)	$(1)	$(4)	$(28,143)	$—	$(26,982)
Cancellation of unvested common stock at $0.99 per share in March 2004	—	—	—	—	(24,365)	—	(24)	24	—	—	—	—	—
Repayment of vested portion of stockholder note receivable for cash	—	—	—	—	—	—	—	29	—	—	—	—	29
Issuance of warrants to purchase Series C preferred stock in connection with equipment financing loan in April 2004	—	20	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for cash at $0.22, $0.99 and $1.10 per share upon exercise of options	—	—	—	—	100,192	—	72	—	—	—	—	—	72
Repurchase of common stock for cash at $1.05 per share in September 2004	—	—	—	—	(404)	—	—	—	—	—	—	—	—
Issuance of Series D preferred stock at $1.29 per share in November and December 2004, net of issuance costs of $2,239	40,435,448	49,760	—	—	—	—	—	—	—	—	—	—	—
Issuance of warrants to purchase common stock in connection with Series D financing in November 2004	—	—	—	—	—	—	91	—	—	—	—	—	91
Compensation expense related to consultant stock options	—	—	—	—	—	—	40	—	—	—	—	—	40
Compensation expense related to employee stock option modifications	—	—	—	—	—	—	19	—	—	—	—	—	19
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	1	—	—	—	1
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(41)	—	—	(41)
Net loss	—	—	—	—	—	—	—	—	—	—	(16,625)	—	(16,625)

Balance at December 31, 2004 (carried forward)	79,856,703	$107,194	—	$—	1,539,606	$—	$1,417	$—	$—	$(45)	$(44,768)	$—	$(43,396)

See accompanying notes.

	Alexza Pharmaceuticals, Inc. Stockholders
	Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Stockholder Note Receivable	Deferred Stock Compensation	Other Comprehensive (Loss) Income	Deficit Accumulated During the Development Stage	Noncontrolling Interest in Symphony Allegro, Inc.	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share and per share amounts)
Balance at December 31, 2004 (brought forward)	79,856,703	$107,194	—	$—	1,539,606	$—	$1,417	$—	$—	$(45)	$(44,768)	$—	$(43,396)
Issuance of common stock upon exercise of options $0.22, $0.99, $1.10, per share	—	—	—	—	380,508	—	357	—	—	—	—	—	357
Compensation expense related to consultant stock options	—	—	—	—	—	—	195	—	—	—	—	—	195
Deferred stock compensation, net of $4 reversal in connection with employee terminations	—	—	—	—	—	—	3,329	—	(3,329)	—	—	—	—
Amortization of deferred stock compensation,	—	—	—	—	—	—	—	—	404	—	—	—	404
Variable compensation expense	—	—	—	—	—	—	442	—	—	—	—	—	442
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	15	—	—	15
Net loss	—	—	—	—	—	—	—	—	—	—	(32,402)	—	(32,402)

Balance at December 31, 2005 (carried forward)	79,856,703	$107,194	—	$—	1,920,114	$—	$5,740	$—	$(2,925)	$(30)	$(77,170)	$—	$(74,385)

See accompanying notes.

	Alexza Pharmaceuticals, Inc. Stockholders
	Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Stockholder Note Receivable	Deferred Stock Compensation	Other Comprehensive (Loss) Income	Deficit Accumulated During the Development Stage	Noncontrolling Interest in Symphony Allegro, Inc.	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share and per share amounts)
Balance at December 31, 2005 (brought forward)	79,856,703	$107,194	—	$—	1,920,114	$—	$5,740	$—	$(2,925)	$(30)	$(77,170)	$—	$(74,385)
Issuance of common stock for cash and shares upon exercise of options at a weighted average price of $1.28 per share	—	—	—	—	159,446	—	195	—	—	—	—	—	195
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	131,682	—	896	—	—	—	—	—	896
Issuance of common stock for shares upon exercise of warrant	—	—	—	—	85,359	—	—	—	—	—	—	—	—
Issuance of common stock for cash, net of offering costs of $2,156	—	—	—	—	6,325,000	1	44,901	—	—	—	—	—	44,902
Conversion of convertible preferred stock into common stock	(79,856,703)	(107,194)	—	—	15,197,712	1	107,193	—	—	—	—	—	107,194
Purchase of non controlling interest by Symphony Allegro, Inc, preferred shareholders	—	—	—	—	—	—	—	—	—	—	—	36,463	36,463
Compensation expense related to consultant stock options	—	—	—	—	—	—	145	—	—	—	—	—	145
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	1,601	—	—	—	—	—	1,601
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	727	—	—	—	727
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(495)	—	495	—	—	—	—
Variable compensation expense	—	—	—	—	—	—	(442)	—	—	—	—	—	(442)
Issuance of warrant to Symphony Allegro Holdings LLC		—	—	—	—	—	10,708	—	—	—	—	—	10,708
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	39	—	—	39
Net loss	—	—	—	—	—	—	—	—	—	—	(41,806)	(1,720)	(43,526)

Balance at December 31, 2006 (carried forward)	—	$—	—	$—	23,819,319	$2	$170,442	$—	$(1,703)	$9	$(118,976)	$34,743	$84,517

See accompanying notes.

	Alexza Pharmaceuticals, Inc. Stockholders
	Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-In Capital	Stockholder Note Receivable	Deferred Stock Compensation	Other Comprehensive (Loss) Income	Deficit Accumulated During the Development Stage	Noncontrolling Interest In Symphony Allegro, Inc.	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share and per share amounts)
Balance at December 31, 2006 (brought forward)	—	$—	—	$—	23,819,319	$2	$170,442	$—	$(1,703)	$9	$(118,976)	$34,743	$84,517
Issuance of common stock for cash and shares upon exercise of options at a weighted average price of $1.28 per share	—	—	—	—	204,423	—	432	—	—	—	—	—	432
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	205,870	—	1,405	—	—	—	—	—	1,405
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	8,245	—	—	—	—	—	—	—	—
Issuance of common stock for cash, net of offering costs of $4,743	—	—	—	—	6,900,000	1	65,981	—	—	—	—	—	65,982
Compensation expense related to consultant stock options	—	—	—	—	—	—	75	—	—	—	—	—	75
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	2,733	—	—	—	—	—	2,733
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	577	—	—	—	577
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(387)	—	387	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	132	—	—	132
Net loss	—	—	—	—	—	—	—	—	—	—	(45,119)	(10,791)	(55,910)

Balance at December 31, 2007 (carried forward)	—	$—	—	$—	31,137,857	$3	$240,681	$—	$(739)	$141	$(164,095)	$23,952	$99,943

See accompanying notes.

	Alexza Pharmaceuticals, Inc. Stockholders
	Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-In Capital	Stockholder Note Receivable	Deferred Stock Compensation	Other Comprehensive (Loss) Income	Deficit Accumulated During the Development Stage	Noncontrolling Interest In Symphony Allegro, Inc.	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share and per share amounts)
Balance at December 31, 2007 (brought forward)	—	$—	—	$—	31,137,857	$3	$240,681	$—	$(739)	$141	$(164,095)	$23,952	$99,943
Issuance of common stock and common stock warrant for cash	—	—	—	—	1,250,000	—	9,840	—	—	—	—	—	9,840
Issuance of common stock for cash upon exercise of options at a weighted average price of $1.55 per share	—	—	—	—	104,428	—	161	—	—	—	—	—	161
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	305,146	—	1,172	—	—	—	—	—	1,172
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	23,443	—	—	—	—	—	—	—	—
Compensation expense related to consultant stock options	—	—	—	—	—	—	22	—	—	—	—	—	22
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	4,633	—	—	—	—	—	4,633
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	437	—	—	—	437
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(83)	—	83	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(113)	—	—	(113)
Net loss	—	—	—	—	—	—	—	—	—	—	(58,450)	(18,591)	(77,041)

Balance at December 31, 2008 (carried forward)	—	$—	—	$—	32,820,874	$3	$256,426	$—	$(219)	$28	$(222,545)	$5,361	$39,054

See accompanying notes.

	Alexza Pharmaceuticals, Inc. Stockholders
	Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-In Capital	Stockholder Note Receivable	Deferred Stock Compensation	Other Comprehensive (Loss) Income	Deficit Accumulated During the Development Stage	Noncontrolling Interest In Symphony Allegro, Inc.	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share and per share amounts)
Balance at December 31, 2008 (brought forward)	—	$—	—	$—	32,820,874	$3	$256,426	$—	$(219)	$28	$(222,545)	$5,361	$39,054
Issuance of common stock	—	—	—	—	135,041	—	—	—	—	—	—	—	—
Issuance of common stock and common stock warrants for cash	—	—	—	—	8,107,012	1	18,989	—	—	—	—	—	18,990
Issuance of common stock and common stock warrants for the purchase of noncontrolling interest in Symphony Allegro, Inc.	—	—	—	—	10,000,000	1	36,084	—	—	—	—	—	36,085
Deemed dividend for purchase of noncontrolling interest in Symphony Allegro, Inc.	—	—	—	—	—	—	(61,566)	—	—	—	—	8,626	(52,940)
Issuance of common stock for cash upon exercise of options at a weighted average price of $1.20 per share	—	—	—	—	69,708	—	84	—	—	—	—	—	84
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	439,252	—	599	—	—	—	—	—	599
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	839,469	—	—	—	—	—	—	—	—
Compensation expense related to consultant stock options	—	—	—	—	—	—	53	—	—	—	—	—	53
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	6,860	—	—	—	—	—	6,860
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	183	—	—	—	183
Reversal of deferred stock compensation in connection with employee terminations	—	—	—	—	—	—	(36)	—	36	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(29)	—	—	(29)
Net loss	—	—	—	—	—	—	—	—	—	—	(42,078)	(13,987)	(56,065)

Balance at December 31, 2009 (carried forward)	—	$—	—	$—	52,411,356	$5	$257,493	$—	$—	$(1)	$(264,623)	$—	$(7,126)

	Alexza Pharmaceuticals, Inc. Stockholders
	Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid in Capital	Stockholder Note Receivable	Deferred Stock Compensation	Other Comprehensive (Loss) Income	Deficit Accumulated During the Development Stage	Noncontrolling Interest in Symphony Allegro, Inc.	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share and per share balances)
Balance at December 31, 2009 (brought forward)	—	$—	—	$—	52,411,356	$5	$257,493	$—	$—	$(1)	$(264,623)	$—	$(7,126)
Issuance of common stock and common stock warrants	—	—	—	—	6,685,183	1	16,351	—	—	—	—	—	16,352
Issuance of common stock warrants	—	—	—	—	—	—	921	—	—	—	—	—	921
Issuance of common stock for cash upon exercise of options at a weighted average price of $1.87 per share	—	—	—	—	114,278	—	215	—	—	—	—	—	215
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	406,207	—	482	—	—	—	—	—	482
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	149,304	—	—	—	—	—	—	—	—
Compensation expense related to consultant stock options	—	—	—	—	—	—	28	—	—	—	—	—	28
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	2,896	—	—	—	—	—	2,896
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	3	—	—	3
Net loss	—	—	—	—	—	—	—	—	—	—	(1,481)	—	(1,481)

Balance at December 31, 2010 (carried forward)	—	$—	—	$—	59,766,328	$6	$278,386	$—	$—	$2	$(266,104)	$—	$12,290

See accompanying notes.

	Alexza Pharmaceuticals, Inc. Stockholders
	Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid in Capital	Stockholder Note Receivable	Deferred Stock Compensation	Other Comprehensive (Loss) Income	Deficit Accumulated During the Development Stage	Noncontrolling Interest in Symphony Allegro, Inc.	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share and per share balances)
Balance at December 31, 2010 (brought forward)	—	—	—	—	59,766,328	6	278,386	—	—	2	(266,104)	—	12,290
Issuance of common stock and common stock warrants for cash	—	—	—	—	11,927,034	1	15,940	—	—	—	—	—	15,941
Issuance of common stock for cash upon exercise of options at a weighted average price of $1.87 per share	—	—	—	—	975	—	2	—	—	—	—	—	2
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	—	—	—	—	249,977	—	202	—	—	—	—	—	202
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	192,024	—	—	—	—	—	—	—	—
Compensation expense related to consultant stock options	—	—	—	—	—	—	17	—	—	—	—	—	17
Compensation expense related to fair value of employee share based awards issued after January 1, 2006	—	—	—	—	—	—	2,389	—	—	—	—	—	2,389
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	(2)	—	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	—	(40,531)	—	(40,531)

Balance at December 31, 2011	—	$—	—	$—	72,136,338	$7	$296,936	$—	$—	$—	$(306,635)	$—	$(9,692)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,			Period from December 19, 2000 (Inception) to December 31, 2011
	2011	2010	2009
		(In thousands)
Cash flows from operating activities:
Net loss	$(40,531)	$(1,481)	$(56,065)	$(351,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	2,406	2,924	7,096	24,265
Change in fair value of contingent consideration liability	4,000	(4,838)	7,983	7,145
Extinguishment of officer note receivable	—	—	—	2,300
Issuance of common stock for intellectual property	—	—	—	92
Charge for acquired in-process research and development	—	—	—	3,916
Amortization of assembled workforce	—	—	—	222
Amortization of debt discount and deferred interest	602	299	29	1,292
Amortization of discount on available-for-sale securities	204	180	126	(217)
Write-off of other asset	—	2,800	—	2,800
Depreciation	4,432	4,557	4,850	30,598
Loss on disposal of property and equipment	—	79	43	205
Changes in operating assets and liabilities:
Other receivables	(10,000)	1,406	(1,406)	(10,000)
Prepaid expenses and other current assets	316	(161)	326	(643)
Other assets	(147)	(71)	—	(2,843)
Accounts payable	822	76	(2,223)	3,474
Accrued clinical trial expense and other accrued liabilities	(498)	(410)	(2,715)	(824)
Deferred revenues	6,303	4,331	(9,514)	10,634
Other liabilities	(2,335)	(1,099)	(1,678)	15,664

Net cash provided by (used in) operating activities	(34,426)	8,592	(53,148)	(263,644)

Cash flows from investing activities:
Purchase of available-for-sale securities	(28,465)	(63,434)	(13,259)	(430,071)
Maturities of available-for-sale securities	54,036	41,945	18,158	428,288
Purchase of available-for-sale securities held by Symphony Allegro, Inc.	—	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	—	—	16,436	45,093
Decrease (increase) in restricted cash	—	—	—	(400)
Purchases of property and equipment	(496)	(9,178)	(1,189)	(51,020)
Proceeds from disposal of property and equipment	—	29	—	57
Cash paid for merger	—	—	—	(250)

Net cash provided by (used in) investing activities	25,075	(30,638)	20,146	(58,278)

Cash flows from financing activities:
Proceeds from issuance of common stock, common stock warrants and exercise of stock options and stock purchase rights	16,145	17,049	19,673	178,352
Repurchase of common stock	—	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	—	29
Proceeds received from purchase of the noncontrolling interest in Symphony Allegro, Inc.	—	—	4,882	4,882
Proceeds from purchase of non controlling interest by preferred shareholders in Symphony Allegro, Inc., net of fees	—	—	—	47,171
Payment of contingent payment to Symphony Allegro Holdings, LLC	—	(7,500)	—	(7,500)
Proceeds from term loans	—	14,806	—	33,738
Payments of term loans	(5,563)	(2,088)	(4,139)	(24,521)

Net cash provided by financing activities	10,582	22,267	20,416	336,824

Net increase (decrease) in cash and cash equivalents	1,231	221	(12,586)	14,902

Cash and cash equivalents at beginning of period	13,671	13,450	26,036	—

Cash and cash equivalents at end of period	$14,902	$13,671	$13,450	$14,902

Supplemental disclosures of cash flow information
Cash paid for interest	$1,631	$1,080	$467	$5,363

Non cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$—	$—	$107,194

Issuance of shares and warrants, net of warrant cancellation in conjunction with Symphony Allegro purchase	$—	$—	$36,085	$36,085

Issuance of contingent consideration liability	$—	$—	$16,855	$16,855

Issuance of warrants in conjunction with establishment of Symphony Allegro	$—	$—	$—	$10,708

Issuance of warrants in conjunction with debt issuance	$—	$921	$—	$921

Reversal of Note Payable to Autoliv	$1,200	$—	$—	$1,200

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

Registered Direct Equity Issuances

In August 2010, the Company issued an aggregate of 6,685,183 shares of its common stock and warrants to purchase up to an additional 3,342,589 shares of its common stock in a registered direct offering. These securities were sold as units with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.5 of a share of common stock, at a purchase price of $2.70 per unit. Net proceeds from the offering were approximately $16.4 million, after deducting placement agents’ commissions and offering expenses. The warrants are exercisable at $3.30 per share and expire five years after August 10, 2010. The securities were sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on May 20, 2010. The Company agreed to customary obligations regarding registration, including indemnification and maintenance of the registration statement.

On May 6, 2011, the Company issued an aggregate of 11,927,034 shares of its common stock and warrants to purchase up to an additional 4,174,457 shares of its common stock in a registered direct offering. Net proceeds from the offering were approximately $15.9 million, after deducting offering expenses. The warrants are exercisable at $1.755 per share and will expire on May 6, 2016. The securities were sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. The Company agreed to customary obligations regarding registration, including indemnification and maintenance of the registration statement. Further, if the Company proposes to issue securities prior to the earlier of (a) the date on which it receives written approval from the U.S. Food and Drug Administration (“FDA”) for its New Drug Application (“NDA”) for Adasuve™ (“ADASUVE,” “Staccato loxapine” or “AZ-004”). or (b) June 30, 2012, the investors in the offering, subject to certain exceptions, have the right to purchase their pro rata share, based on their participation in the offering, of such securities. In addition, the Company agreed to not issue shares pursuant to its equity financing facility with Azimuth Opportunity, Ltd. (“Azimuth”), described below, or any similar facilities, or enter into variable rate transactions, until the earlier of (i) 30 days after the approval of the NDA for ADASUVE or (ii) June 30, 2012.

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

Azimuth is not required to purchase any shares at a pre-discounted purchase price below $3.00 per share, and any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on May 20, 2010. As of December 31, 2011, the Company’s stock price was $0.83. The Purchase Agreement will terminate on May 26, 2012. As of December 31, 2011, there have been no sales of common stock under the Purchase Agreement.

2.     Need to Raise Additional Capital

The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. As of December 31, 2011, the Company had cash, cash equivalents and marketable securities of $16.9 million and a working capital deficit of $7.4 million. The Company’s operating and capital plans for the next twelve months call for cash expenditure to exceed the cash, cash equivalent and marketable security balance. The Company plans to raise additional capital to fund its operations, to develop its product candidates and to develop its manufacturing capabilities. Management plans to finance the Company’s operations through the sale of equity securities, such as the Company’s May 2011 sale of common stock and warrants discussed above, debt arrangements or partnership or licensing collaborations, such as our October 2011 collaboration with Grupo Ferrer Internacional, S.A. (“Grupo Ferrer,” see Note 9). Such funding may not be available or may be on terms that are not favorable to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to continue as a going concern. Based on the Company’s cash, cash equivalents and marketable securities balance at December 31, 2011, the receipt of the upfront payment from Grupo Ferrer in January 2012 (net of the $5 million payment to the former Symphony Allegro, Inc. stockholders, see Note 9), net proceeds of approximately $20.4 million from the recently completed underwritten public offering (see Note 15), the March 2012 amendment of the Ferrer Agreement (see Note 15) and the Company’s current expected cash usage, accounting for the February 2012 reductions in our workforce, the Company has sufficient capital resources to meet its anticipated cash needs, at our current cost levels, into the fourth quarter of 2012.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) by major security type and contingent consideration liability measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,619	$—	$—	$12,619

Available for sale debt securities
Corporate debt securities	$—	$2,001	$—	$2,001

Total available for sale debt securities	$—	$2,001	$—	$2,001

Total assets	$12,619	$2,001	$—	$14,620

Liabilities
Contingent consideration liability	$—	$—	$16,500	$16,500

Total liabilities	$—	$—	$16,500	$16,500

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,750	$—	$—	$12,750

Available for sale debt securities
Corporate debt securities	$—	$12,997	$—	$12,997
Government-sponsored enterprises	$—	$14,781	$—	$14,781

Total available for sale debt securities	$—	$27,778	$—	$27,778

Total assets	$12,750	$27,778	$—	$40,528

Liabilities
Contingent consideration liability	$—	$—	$12,500	$12,500

Total liabilities	$—	$—	$12,500	$12,500

The Company’s available for sale debt securities are valued utilizing a multi-dimensional relational model. Inputs, listed in approximate order of priority for use when available, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. There have been no transfers between Level 1 and Level 2 measurements during the year ended December 31, 2011, and there were no changes in the Company’s valuation technique.

Contingent consideration liability

In connection with the exercise of the Company’s option to purchase all of the outstanding equity of Allegro, the Company is obligated to make contingent cash payments to the former Allegro stockholders related to certain payments received by the Company from future partnering agreements pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam) (see Note 9). In order to estimate the fair value of the liability associated with the contingent cash payments, the Company prepared several cash flow scenarios for the three product candidates, ADASUVE, AZ-002 and AZ-104, that are subject to the contingent payment obligation. Each potential cash flow scenario consisted of assumptions of the range of estimated milestone and license payments potentially receivable from such partnerships and assumed royalties received from future product sales. Based on these estimates, the Company computed the estimated payments to be made to the former Allegro stockholders. Payments were assumed to terminate upon the expiration of the related patents.

The projected cash flow assumptions for ADASUVE in the U.S. and Canada continue to be based on the terms of the agreements with Biovail Laboratories International SRL (“Biovail”) signed in February 2010 and multiple internal product sales forecasts, as the Company expects that any potential partnership agreement for ADASUVE in the U.S. and Canada will have similar terms to that of the Biovail agreements, despite these agreements being terminated in October 2010. The timing and extent of the projected cash flows for ADASUVE for the territories licensed to Grupo Ferrer are based on the Grupo Ferrer agreement (see Note 9). The timing and extent of the projected cash flows for the remaining territories for ADASUVE and worldwide for AZ-002 and AZ-104were based on internal estimates for potential milestones and multiple product royalty scenarios and are also consistent in structure to the Biovail agreements (see Note 9) as the Company expects future partnerships for these product candidates to have similar structures.

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

The Company records any changes in the fair value of the contingent consideration liability in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, U.S. Food and Drug Administration (“FDA”) approval or non-approval of the Company’s submissions, the timing and terms of any strategic partnership agreement, the commercial success of ADASUVE, AZ-104 or AZ-002 and the discount rate assumption could have a material impact on the fair value of the contingent consideration liability, and as a result, the Company’s results of operations and financial position.

In February 2010, Biovail paid the Company an upfront $40 million payment for the rights to commercialize ADASUVE in the United States and Canada (see Note 9). The Company in turn paid $7.5 million of the upfront payment to the former Allegro stockholders under the terms of the agreement to purchase all of the outstanding equity of Allegro. The Company’s collaboration with Biovail has been terminated.

During the year ended December 31, 2010, the Company reduced the fair value of the contingent consideration liability to reflect the reduction in the probability-weighted estimated cash flows from ADASUVE and the timing of receipt of such cash flows, due to (a) the Complete Response Letter (“CRL”) received from the FDA on October 8, 2010 regarding the Company’s New Drug Application (“NDA”) for its ADASUVE product candidate and (b) the termination of the Company’s agreements with Biovail (see Note 9). A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. The Company resubmitted the NDA to the FDA in August 2011. This reduction in the liability resulted in a decrease in net loss per share of $0.08 for the year ended December 31, 2010.

During the year ended December 31, 2011, the Company modified the assumptions regarding the timing and probability of certain cash flows primarily to reflect the ADASUVE commercial partnership entered into with Grupo Ferrer in October 2011 (see Note 9). The changes in these assumptions and the effect of the passage of one year on the present value computation result in a $4,000,000 increase to the contingent consideration liability in the year ended December 31, 2011. The changes in these assumptions resulted in an increase to net loss per share of $0.06 for the year ended December 31, 2011.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the years ended December 31, 2011 and 2010 (in thousands).

	2011	2010
	(In thousands)
Beginning balance	$12,500	$24,838
Payments made	—	(7,500)
Adjustments to fair value measurement	4,000	(4,838)

Ending balance	$16,500	$12,500

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

The Company reviews its investments for other than temporary decreases in market value on a quarterly basis. To date the Company has not recorded any charges related to other-than-temporary impairments.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated life of the asset, generally three years for computer equipment and five years for manufacturing equipment and laboratory equipment and seven years for furniture. Leasehold improvements are amortized over the estimated useful life or the remaining lease term, whichever is shorter.

Restricted Cash

The Company must maintain a $400,000 letter of credit as security for performance under its facility lease agreement. The letter of credit is secured by a certificate of deposit for the same amount, which is classified as restricted cash, a non-current asset.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Through December 31, 2011, the Company has not recorded an impairment of a long-lived asset.

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

The Company’s federal government research grants provided for the reimbursement of qualified expenses for research and development as defined under the terms of each grant. Equipment purchased specifically for grant programs was recorded at cost and depreciated over the grant period. Revenue under grants was recognized when the related qualified research and development expenses were incurred up to the limit of the approval funding amounts. In 2010, the Company recorded $244,000 of grant revenues from the U.S. government’s Qualified Therapeutic Development Program.

In October 2009, the Financial Accounting Standards Board (“FASB”) published Accounting Standards Update (“ASU”) 2009-13, which amends the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”. The revised guidance eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. The Company applied ASU 2009-13 to multiple deliverable arrangements entered into, or materially modified, after January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial position, statement of operations or cash flows.

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

Comprehensive Income (Loss) Attributable to Alexza Common Stockholders

Comprehensive loss attributable to Alexza common stockholders is comprised of net loss, unrealized gains (losses) on marketable securities and comprehensive loss attributed to noncontrolling interest in Allegro, net of taxes. Total comprehensive loss attributable to Alexza common stockholders for the years ended December 31, 2011, 2010 and 2009 and the period from December 19, 2000 (Inception) to December 31, 2011 is as follows (in thousands):

				Period from December 19, 2000 (Inception) to

	2011	2010	2009	December 31, 2011
Net loss	$(40,531)	$(1,481)	$(56,065)	$(351,724)
Change in unrealized income (loss) on marketable securities, net of taxes	$(2)	$3	$(29)	$—

Comprehensive loss	$(40,533)	$(1,478)	$(56,094)	$(351,724)
Comprehensive loss attributable to noncontrolling interest in Symphony Allegro. Inc., net of taxes	$—	$—	$13,987	$45,089

Comprehensive loss attributable to Alexza common stockholders	$(40,533)	$(1,478)	$(42,107)	$(306,635)

Share-Based Compensation

Compensation cost for employee share-based awards is based on the grant-date fair value and is recognized on a ratable basis over the requisite service periods of the awards, which are generally the vesting periods or, for performance-based options, the expected period during which the performance criteria is expected to be met. The Company issues employee share-based awards in the form of stock options and restricted stock units under the Company’s equity incentive plans and stock purchase rights under the Company’s employee stock purchase plan.

During the years ended December 31, 2011 and 2010, the Company did not record share-based compensation on certain performance based stock options and restricted stock units issued pursuant to the 2009-2010 Performance Based Incentive Program as the vesting of such items is not considered probable.

Stock Options, Stock Purchase Rights and Restricted Stock Units

During the years ended December 31, 2011, 2010 and 2009, the weighted average fair value of the employee stock options, restricted stock units and stock purchase rights were:

	2011	2010	2009
Stock Options	$1.06	$1.86	$1.71
Restricted Stock Units	1.33	2.54	2.19
Stock Purchase Rights	0.82	1.97	2.81

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following assumptions:

	2011	2010	2009
Stock Option Plans
Weighted-average expected term	5.0 Years	5.0 Years	5.0 Years
Expected volatility	90%	84%	86%
Risk-free interest rate	1.52%	2.00%	1.80%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Weighted-average expected term	1.45 Years	1.93 Years	1.90 Years
Expected volatility	87%	79%	74%
Risk-free interest rate	0.59%	1.60%	2.60%
Dividend yield	0%	0%	0%

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

As of December 31, 2011, there was $5,821,000, $48,000 and $64,000 total unrecognized compensation costs related to non-vested stock option awards, non-vested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 1.67 years, 0.5 years and 0.3 years, respectively.

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-15 requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company will adopt these disclosure requirements in the first quarter of 2012.

On May 12, 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,”. ASU 2011-04 is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. There are few differences between ASU 2011-04 and its international counterpart, IFRS 13. ASU 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the provisions of ASU 2011-04 to have a material effect on its financial position, results of operations or cash flows

4.    Net Loss per Share Attributable to Alexza Common Stockholders

Basic and diluted net loss per share attributable to Alexza common stockholders is calculated by dividing the net loss attributable to Alexza common stockholders by the weighted-average number of common shares outstanding for the period less weighted average shares subject to repurchase, of which there were none in 2011, 2010 or 2009. Outstanding stock options, warrants, and unvested restricted stock units are not included in the net loss per share attributable to Alexza common stockholders calculation for the years ended December 31, 2011, 2010 and 2009 as the inclusion of such shares would have had an anti-dilutive effect.

Potentially anti-dilutive securities include the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Outstanding stock options	5,629	4,559	4,570
Unvested restricted stock units	1,333	1,168	706
Warrants to purchase common stock	18,951	14,290	5,091

5.     Cash Equivalents and Marketable Securities

The following table outlines the amortized cost, fair value and unrealized gain/(loss) for the Company’s financial assets by major security type as of December 31, 2011 and 2010 (in thousands):

December 31, 2011	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)
Money market funds	$12,619	$12,619	$—
Corporate debt securities	2,001	2,001	—

Total	$14,620	$14,620	$—
Less amounts classified as cash equivalents	$(12,619)	$(12,619)	$—

Total investments	$2,001	$2,001	$—

December 31, 2010	Cost	Fair Value	Gain/(Loss)
Money market funds	$12,750	$12,750	$—
Corporate debt securities	12,994	12,997	3
Government-sponsored enterprises	14,782	14,781	(1)

Total	$40,526	$40,528	$2
Less amounts classified as cash equivalents	$(12,750)	$(12,750)	$—

Total investments	$27,776	$27,778	$2

As of December 31, 2011, all of the Company’s marketable securities have a maturity of less than one year.

6.    Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Lab equipment	$10,567	$10,862
Manufacturing equipment	8,797	8,606
Computer equipment and software	4,955	4,798
Furniture	959	1,025
Leasehold improvements	19,800	19,759

	45,078	45,050
Less: accumulated depreciation	(24,653)	(20,689)

	$20,425	$24,361

7.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Accrued compensation	$1,393	$1,557
Accrued professional fees	639	798
Other	840	803

	$2,872	$3,158

8.    Commitments

Hercules Technology Growth Capital

In May 2010, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). Under the terms of the Loan Agreement, the Company borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14% and issued to Hercules a secured term promissory note evidencing the loan. The Company made interest only payments through February 2011, following which the loan is being repaid in 33 equal monthly installments. The Company believes the amortized book value of $10,113,000 at December 31, 2011 represents the approximate fair value of the outstanding debt as of such date.

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

Autoliv ASP, Inc.

In June 2010, in return for transfer to the Company of all right, title and interest in a production line for the commercial manufacture of chemical heat packages completed or to be completed by Autoliv ASP, Inc. (“Autoliv”) on behalf of the Company, the Company paid Autoliv $4 million in cash and issued Autoliv a $4 million unsecured promissory note. In February 2011, the Company entered into an agreement to amend the terms of the unsecured promissory note. Under the terms of that amendment, the original $4 million note was cancelled and a new unsecured promissory note was issued with a reduced principal amount of $2.8 million (the “New Note”, see the further discussion under the heading “Manufacturing and Supply Agreement” in this Note 8). The $1.2 million reduction in the note resulted in a corresponding decrease of the deposit on the second cell, which was classified as an Other Asset at December 31, 2010.

Beginning on January 1, 2011 the New Note bears interest at 8% per annum and is being paid in 48 consecutive and equal installments of approximately $68,000. The Company believes the amortized book value of $2,167,000 at December 31, 2011 represents the approximate fair value of the outstanding debt as of such date.

Future scheduled principal payments under the term loan agreements as of December 31, 2011 are as follows (in thousands):

2012	$6,111
2013	5,773
2014	781

Total	$12,665

Operating Leases

The Company leases two buildings, at 2023 Stierlin Court and 2091 Stierlin Court, Mountain View, California 94043, referred to herein as the “2023 Building” and the “2091 Building”, respectively, which the Company began to occupy in the fourth quarter of 2007. The Company recognizes rental expense on the facilities on a straight line basis over the initial term of the lease. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. The lease for the 2091 Building expires on March 31, 2018, and the Company has two options to extend the lease for five years each. In February 2012, effective March 30, 2012, the Company terminated the lease for the 2023 Building, totaling 41,290 square feet, and concurrently cancelled the two subleases associated with the 2023 Building, detailed below, consisting of 19,334 and 20,956 square feet, respectively.

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

In May 2008, the Company entered into an agreement to sublease a portion of the 2023 Building. The sublease agreement, as amended on April 4, 2011, was terminated by the Company effective July 4, 2011. The Company subsequently leased this space to another party for the period from July 15, 2011 through March 31, 2012.

In January 2010, the Company entered into an agreement to sublease an additional portion of the 2023 Building from March 1, 2010 through February 28, 2014. In January 2010, the Company recorded a charge of $1,144,000 to record the difference between the lease payments made by the Company and the cash receipts to be generated from the sublease over the life of the sublease and is amortizing this amount to rent expense over the term of the lease as a contra-expense.

In August 2010, the Company entered into an agreement to sublease approximately 2,500 square feet of the 2091 Building to Cypress Bioscience, Inc. (“Cypress”) and to provide certain administrative, facility and information technology support for a period of 12 months. The lease has converted to a month-to-month basis.

The Company’s recurring losses from operations and its need for additional capital raise substantial doubt about its ability to continue as a going concern, and as a result, the Company has classified all of its financing obligations as current. If this substantial doubt is removed in future periods, the Company will reclassify the financing obligations between current and non-current. Future minimum lease payments and sublease receipts under non-cancelable operating leases, at December 31, 2011 were as follows (in thousands):

	Lease Payments	Sublease Receipts	Net Payments
2012	$5,322	$(1,090)	$4,232
2013	4,979	(615)	4,364
2014	4,983	(75)	4,908
2015	4,723	—	4,723
2016	4,858	—	4,858
Thereafter	6,277	—	6,277

Total minimum payments	$31,142	$(1,780)	$29,362

Rental expense, net of sublease income, was $2,000,000, $4,169,000, $3,050,000 and $25,140,000, for the years ended December 31, 2011, 2010, 2009 and, for the period from December 19, 2000 (inception) to December 31, 2011, respectively. Rental income from the sublease agreements was $1,584,000, $1,037,000, $656,000, and $3,832,000 for the years ended December 31, 2011, 2010, 2009 and, for the period from December 19, 2000 (inception) to December 31, 2011, respectively.

In February 2012, effective March 30, 2012, the Company terminated the lease for one of its buildings totaling 41,290 square feet and concurrently cancelled the two subleases associated with this building of 19,334 and 20,956 square feet, respectively.

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

In June 2010 and February 2011, the Company entered into agreements to amend the terms of the Manufacture Agreement (together the “Amendments”). Under the terms of the first of the Amendments, the Company paid Autoliv $4 million and issued Autoliv a $4 million unsecured promissory note in return for a production line for the commercial manufacture of Chemical Heat Packages. Each production line is comprised of two identical and self-sustaining “cells,” and the first such cell was completed, installed and qualified in connection with such Amendment. Under the terms of the Second Amendment, the original $4 million note was cancelled and the New Note was issued with a reduced principal amount of $2.8 million, and production on the second cell ceased. In the event that the Company requests completion of the second cell of the first production line for the commercial manufacture of Chemical Heat Packages, Autoliv will complete, install and fully qualify such second cell for a cost to the Company of $1.2 million and Autoliv will transfer ownership of such cell to the Company upon the payment in full of such $1.2 million and the New Note. In the year ended December 31, 2010, due to the uncertainty of the building of the second cell of the production line, the Company expensed $2.8 million dollars associated with the build of the second cell.

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

9.    License Agreements

Symphony Allegro, Inc.

On December 1, 2006, the Company entered into a series of related agreements with Symphony Capital LLC (“Symphony Capital”), Symphony Allegro Holdings LLC (“Holdings”) and Allegro, providing for the financing of the clinical development of its AZ-002, Staccato alprazolam, and ADASUVE/AZ-104, Staccato loxapine, product candidates (the “Programs”). Symphony Capital and other investors (collectively, the “Allegro Investors”) invested $50,000,000 in Holdings, which then invested the $50,000,000 in Allegro. Pursuant to the agreements, Allegro agreed to invest up to the full $50,000,000 to fund the clinical development of the Programs, and the Company licensed to Allegro certain intellectual property rights related to the Programs.

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

Prior to the completion of the acquisition of all of the outstanding equity of Allegro pursuant to the amended Purchase Option, the Company had concluded that Allegro was by design a variable interest entity. The noncontrolling interest in Allegro represented an equity investment by the Allegro Investors in Allegro of $50,000,000 reduced by $10,708,000 for the value of the Purchase Option, and by $2,829,000 for a structuring fee and related expenses that the Company paid to Symphony Capital in connection with the closing of the Allegro transaction, resulting in the recording of a net noncontrolling interest of $36,463,000 on the effective date. The Company charged the losses incurred by Allegro, prior to August 26, 2009, to the noncontrolling interest in the determination of the net loss attributable to the Alexza common stockholders in the consolidated statements of operations, and the Company also reduced the noncontrolling interest in the consolidated balance sheets by Allegro’s losses. For the year ended December 31, 2009 and the period from December 19, 2000 (inception) to December 31, 2009, the net losses of Allegro charged to the noncontrolling interest were $13,987,000 and $45,089,000 respectively.

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

The estimated fair values of the warrant consideration were calculated using the Black-Scholes valuation model, and the following assumptions:

	Warrant Issued	Warrant Cancelled
Number of Shares	5,000,000	2,000,000
Expected term	5.0 years	2.3 years
Expected volatility	89%	117%
Risk-free interest rate	2.46%	1.06%
Dividend yield	0%	0%

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

Biovail Laboratories International SRL

In February 2010, the Company entered into a collaboration and license agreement and a manufacture and supply agreement, (together the “collaboration”), with Biovail, for the commercialization of ADASUVE for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication for the rapid treatment of agitation in schizophrenia and bipolar disorder patients. On October 18, 2010, Biovail notified the Company of its intention to terminate the collaboration. Upon the termination, the Company reacquired the U.S. and Canadian rights to its ADASUVE product candidate licensed to Biovail pursuant to the collaboration. Neither the Company nor Biovail incurred any early termination penalties in connection with the termination of the collaboration. Under the terms of the collaboration, Biovail paid the Company a non-refundable upfront fee of $40 million that was recognized as revenue in the year ended December 31, 2010.

Cypress Bioscience, Inc.

On August 25, 2010, the Company entered into a license and development agreement (the “Cypress Agreement”) with Cypress for Staccato nicotine. According to the terms of the Cypress Agreement, Cypress paid the Company a non-refundable upfront payment of $5 million to acquire the worldwide license for the Staccato nicotine technology.

Following the completion of certain preclinical and clinical milestones relating to the Staccato nicotine technology, if Cypress elects to continue the development of Staccato nicotine, Cypress will be obligated to pay the Company an additional technology transfer payment of $1 million. The Company has a carried interest of 50% prior to the technology transfer payment and 10% after the completion of certain development activities and receipt of the technology transfer payment, subject to adjustment in certain circumstances, in the net proceeds of any sale or license by Cypress of the Staccato nicotine assets and the carried interest will be subject to put and call rights in certain circumstances.

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

Additionally, Cypress and the Company entered into an agreement to sublease approximately 2,500 square feet of the Company’s premises and to provide certain administrative, facility and information technology support for a period of 12 months for $11,000 per month. Beginning in September 2011, the space became leased on a month-to-month basis.

For revenue recognition purposes, the Company viewed the Cypress Agreement as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items exist. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company was unable to allocate a fair value to the each of the deliverables outlined in the agreement and therefore accounted for the deliverables as a single unit of accounting. The Company has begun to deliver all elements of the arrangement and is recognizing revenue ratably over the estimated performance period of the agreement. Amounts received prior to amounts earned as revenues are classified as deferred revenues in the balance sheet. In the year ended December 31, 2011 and 2010, the Company recognized $5,035,000 and $2,632,000 of revenue under the Cypress Agreement, respectively, and at December 31, 2011 had deferred revenues of $1,259,000 as a current liability related to the Cypress Agreement.

Grupo Ferrer Internacional, S.A.

On October 5, 2011, the Company and Grupo Ferrer entered into a Collaboration, License and Supply Agreement (the “Ferrer Agreement”) to commercialize ADASUVE in Europe, Latin America, Russia and the Commonwealth of Independent States countries (the “Ferrer Territories”). Under the terms of the Ferrer Agreement, the Company received an upfront cash payment of $10 million in January 2012, of which $5 million was paid to the former Allegro stockholders (see above in this Note 9), and the Company is eligible to receive additional milestone payments, contingent on individual country commercial sales initiation and cumulative net sales targets. The Company will be responsible for filing and obtaining approval of the ADASUVE Marketing Authorization Application (“MAA”) submitted to the European Medicines Agency for an opinion regarding the potential approval of ADASUVE and subsequent decision by the European Commission. Grupo Ferrer will be responsible for satisfaction of all other regulatory and pricing requirements to market and sell ADASUVE in the Ferrer Territories. Grupo Ferrer will have the exclusive rights to commercialize the product in the Ferrer Territories. The Company will supply ADASUVE to Grupo Ferrer for all of its commercial sales, and will receive a specified per-unit transfer price paid in Euros. Either party may terminate the Ferrer Agreement for the other party’s uncured material breach or bankruptcy. The Ferrer Agreement continues in effect on a country-by-country basis until the later of the last to expire patent covering ADASUVE in such country or 12 years after first commercial sale. The Ferrer Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

The Company recognized revenue related to the Ferrer Agreement under the guidance of ASC 605-25 and ASU 2009-13 (see Note 3). The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items exist. Deliverables that do no meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company determined that the license and the development and regulatory services are a single unit of accounting as the licenses were determined to not have stand-alone value. The Company has begun to deliver all elements of the arrangement and is recognizing the $10 million upfront payment as revenue ratably over the estimated performance period of the agreement of four years.

During the year ended December 31, 2011, the Company recognized $625,000 in revenues and at December 31, 2011 had deferred revenue of $9,375,000 related to the Ferrer Agreement.

10.    Warrants

In March 2002, in connection with an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 21,429 shares of Series B preferred stock at a per share price of $1.40. The warrants expire on April 8, 2013. The Company recorded a deferred financing cost of $27,000 related to the issuance of these warrants. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.40, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and a risk-free interest rate of 4.61%. The estimated fair value of the warrants is recorded as debt discount. This amount was amortized to interest expense over the commitment term of the equipment financing agreement. In 2006, the warrants were converted into warrants to purchase 4,116 shares of common stock at a price of $7.29 per share. As of December 31, 2011, these warrants remained outstanding and exercisable.

In January and September 2003, in connection with the modifications of an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 24,058 and 19,247 shares of

Series C preferred stock, respectively, at a per share price of $1.56. The warrants expire on April 8, 2013. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.56, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and risk-free interest rate of 4.05% and 4.45%, respectively. The estimated fair values of the warrants issued in January and September of $35,000 and $27,000, respectively, were recorded as debt discount and were amortized to interest expense over the remaining commitment term of the financing agreement. In 2006, these warrants were converted into warrants to purchase 4,852 shares and 3,882 shares of common stock, respectively, both at a price of $7.74 shares. As of December 31, 2011, both of these warrants remained outstanding and exercisable.

In March 2004, in connection with the modifications of an equipment financing agreement, the Company issued immediately exercisable and fully vested warrants to purchase 14,232 shares of Series C preferred stock at a per share price of $1.56. The warrants expire on April 8, 2013. The Company valued these warrants using the Black-Scholes valuation model, assuming an exercise price and fair value of $1.56, an expected volatility of 100%, an expected life of 10 years, an expected dividend yield of 0%, and risk-free interest rate of 4.35%. The estimated fair value of $20,000 was recorded as debt discount and amortized to interest expense over the remaining commitment term of the financing agreement. In 2006, these warrants were converted into a warrant to purchase 2,870 shares of common stock at a price of $7.74. As of December 31, 2011, these warrants remained outstanding and exercisable.

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

In March 2008, in connection with the registered direct equity issuance to Bio*One described in Note 1, the Company issued a warrant to Bio*One to purchase up to 375,000 of additional shares of Alexza common stock at a purchase price per share of $8.00. As outlined in the agreement, the warrant was subject to the same price adjustment as the common stock sale, and effective January 1, 2009 the warrant was adjusted to purchase 415,522 shares at a purchase price of $7.22 per share. The Company committed to initiate and maintain manufacturing operations in Singapore, and the warrant was to become exercisable only if the Company terminates operations in Singapore or does not achieve certain performance milestones. The warrant has a maximum term of 5 years. Net proceeds from the sale of the stock and warrant were approximately $9.84 million after deducting offering expenses. In December 2008, the Company did not meet its defined performance milestone, and as a result the warrant became fully exercisable. At December 31, 2011, this warrant remained outstanding and exercisable.

In August 2009, in connection with the acquisition of Allegro (See Note 9) the Company issued five year warrants to the Allegro Investors to purchase 5,000,000 shares of Alexza common stock at a price per share of $2.26. At December 31, 2011, the warrants remained outstanding and exercisable.

In October 2009, in conjunction with a private equity issuance (see Note 1), the Company issued seven year warrants to purchase an aggregate of 7,296,312 shares of its common stock with an exercise price per share of $2.77. The warrants are cash or net exercisable for a period of seven years from October 5, 2009 and have an exercise price of $2.77 per share. The Company granted to the investors certain registration rights related to the shares of common stock underlying the warrants. The Company filed with the SEC a registration statement covering the resale of these shares, and the SEC declared such registration statement effective on October 27, 2009. The Company also agreed to other customary obligations regarding registration, including indemnification and maintenance of the registration statement. At December 31, 2011, these warrants remained outstanding and exercisable.

In May 2010, in conjunction with the Loan Agreement with Hercules, the Company issued to Hercules a five-year warrant to purchase 376,394 shares of the Company’s common stock at a price of $2.69 per share. The warrant expires in May 2015. At December 31, 2011, this warrant remained outstanding and exercisable.

In August 2010, the Company issued an aggregate of 6,685,183 shares of its common stock and warrants to purchase up to an additional 3,342,589 shares of its common stock in a registered direct offering. These securities were sold as units with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.5 of a share of common stock, at a purchase price of $2.70 per unit. The warrants are exercisable at $3.30 per share and expire five years after August 2010. At December 31, 2011, these warrants remained outstanding and exercisable.

In May 2011, the Company issued an aggregate of 11,927,034 shares of its common stock and warrants to purchase up to an additional 4,174,457 shares of its common stock in a registered direct offering. The warrants are exercisable at $1.755 per share and will expire on May 6, 2016. At December 31, 2011, these warrants remained outstanding and exercisable.

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

2011 Employee Stock Option Exchange Program

On January 21, 2011, the Company commenced a voluntary employee stock option exchange program (the “Exchange Program”) to permit the Company’s eligible employees to exchange some or all of their eligible outstanding options (“Original Options”) to purchase the Company’s common stock with an exercise price greater than or equal to $2.37 per share, whether vested or unvested, for a lesser number of new stock options (“New Options”). In accordance with the terms and conditions of the Exchange Program, on February 22, 2011 (the “Grant Date”), the Company accepted outstanding options to purchase an aggregate of 2,128,430 shares of the Company’s common stock, with exercise prices ranging from $2.38 to $11.70, and issued, in exchange, an aggregate of 808,896 New Options with an exercise price of $1.23. The New Options vested 33% on February 22, 2012 with the balance of the shares vesting in a series of twenty-four successive equal monthly installments thereafter, and have a term of five years. The exchange resulted in a decrease in the Company’s common stock subject to outstanding stock options by 1,319,534 shares, which increased the number of shares available to be issued under the 2005 Plan. The Exchange Program did not result in incremental share-based compensation.

The following table sets forth the summary of option activity under the Company’s share-based compensation plans:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance as of January 1, 2009	4,183,348	6.14
Options granted	1,394,632	2.48
Options exercised	(69,708)	1.20
Options forfeited	(422,118)	5.79
Options cancelled	(345,655)	6.08

Balance as of December 31, 2009	4,740,499	5.17
Options granted	425,071	2.77
Options exercised	(114,278)	1.87
Options forfeited	(113,551)	6.33
Options cancelled	(419,085)	8.18

Balance as of December 31, 2010	4,518,656	4.72
Options granted	7,174,696	1.49
Options exercised	(975)	1.47
Options forfeited	(1,193,502)	2.52
Options cancelled	(2,039,786)	6.32

Balance as of December 31, 2011	8,459,089	1.91

Options exercisable at:
December 31, 2009	2,865,898	$5.71
December 31, 2010	3,219,369	$5.25
December 31, 2011	1,459,633	$3.45

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $0, $141,000 and $80,000, respectively. None of the Company’s options have expired.

Information regarding the stock options outstanding at December 31, 2011 is summarized below:

	Outstanding			Exercisable
		Remaining			Remaining
		Contractual	Aggregate		Contractual	Aggregate
	Number	Life	Intrinsic	Number	Life	Intrinsic
Exercise Price	of Shares	(In Years)	Value	of Shares	(In Years)	Value
$1.10 — 1.23	960,692	3.66	$—	304,181	2.76	$—
1.27 — 1.42	356,724	6.32	—	146,424	3.38	—
1.53 — 1.53	5,557,500	9.49	—	26,040	9.57	—
1.61 — 2.80	847,015	7.47	—	335,850	7.52	—
2.81 — 8.89	688,645	5.96	—	598,625	5.89	—
8.91 — 11.70	48,513	5.19	—	48,513	5.41	—

	8,459,089	8.18	$—	1,459,633	5.41	$—

The intrinsic value is calculated as the difference between the market value as of December 31, 2011 and the exercise price of the shares. The market value as of December 30, 2011, the last trading date of 2011, was $0.83 as reported by The NASDAQ Stock Market.

Information with respect to unvested share units (restricted stock units) as of December 31, 2011 is as follows:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Outstanding at Janaury 1, 2009	171,954	5.86
Granted	965,643	2.19
Released	(839,469)	2.31
Forfeited	(101,858)	4.03

Outstanding at December 31, 2009	196,270	3.90
Granted	1,445,284	2.54
Released	(149,304)	2.55
Forfeited	(90,313)	3.06

Outstanding at December 31, 2010	1,401,937	2.60
Granted	227,881	1.33
Released	(192,024)	2.83
Forfeited	(265,430)	2.38

Outstanding at December 31, 2011	1,172,364	2.37

The total intrinsic value of restricted stock units released during the years ended December 31, 2011, 2010 and 2009 was $272,000, $380,000 and $1,898,000, respectively.

The Company authorized shares of common stock for issuance under the 2005 Plan and the Directors’ Plan as follows.

Year	Number of Shares
2009	656,417
2010	1,037,500
2011	8,575,000

As of December 31, 2011, 4,945,414 and 50,000 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.

On January 1, 2012 an additional 1,000,000 and 200,000 shares were authorized for issuance under the evergreen provisions of the 2005 Plan and the Directors’ Plan, respectively.

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

The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 250,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On each of January 1, 2011, 2010 and 2009 an additional 250,000 shares, respectively, were reserved for issuance under this provision. At December 31, 2011, 59 shares were available for issuance under the ESPP. The Company issued 249,977, 406,207 and 439,252 shares at weighted average prices of $0.81, $1.19 and $1.36, during the years ended December 31, 2011, 2010, and 2009, respectively.

In May 2011, the Company’s Compensation Committee terminated the then current offering period under the ESPP and resolved to begin a new offering period in August 2011 and also amended the ESPP to reduce the time period of each offering period from twenty-four to six months.

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

On January 1, 2012 an additional 721,363, shares were reserved for issuance under the ESPP.

12.    Restructuring Charges

In January 2009, the Company restructured its operations to focus its efforts on the continued rapid development of its ADASUVE product candidate. The restructuring included a workforce reduction of 50 employees, representing approximately 33% of the Company’s total workforce and was completed in the second quarter of 2009. The Company incurred $2,037,000 of restructuring expenses related to employee severance and other termination benefits, including a non-cash charge of $56,000 related to modifications to share-based awards, and does not expect to incur any additional expenses related to this restructuring in future periods. As of December 31, 2011 and 2010, the Company had no outstanding amounts due related to the restructuring.

In December 2011, the Company issued a Worker Adjustment and Retraining Notification Act notice to all employees informing the employees that their last date of employment with the Company would be February 17, 2012. As a result of the $20.4 million of proceeds from the issuance of common stock and common stock warrants in February 2012 (see Note 15), the Company was able to revoke the termination notices for all but 29 employees. The Company did not provide severance packages to the terminated employees and therefore will not incur a charge related to these terminations.

13.    401(k) Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations. Pursuant to the 401(k) Plan, the Company does not match employee contributions.

14.    Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception and applies a full valuation allowance against all deferred tax assets.

The reported amount of income tax expense attributable to operations for the year differs from the amount that would result from applying domestic federal statutory tax rates to loss before income taxes from operations as summarized below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Federal tax benefit at statutory rate	$(13,781)	$(525)	$(14,307)
State tax benefit net of federal effect	(2,365)	(90)	(2,385)
Research and development credits	(1,669)	(1,502)	(2,537)
Other permanent differences	11	13	(31)
Share-based compensation	902	1,296	1,112
Adjustment to basis in subsidiary	1,593	(1,927)	3,180
Change in valuation allowance	15,233	2,740	14,662
Other	76	(5)	306

Total	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The deferred tax assets were calculated using an effective tax rate of 40%. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010
Federal and state net operating loss carryforwards	$106,496	$90,114
Federal and state research and development credit carryforwards	14,389	13,331
Accrued liabilities	8,044	8,008
Capitalized research and development costs	13,397	16,142
Other	1,592	1,695

Total deferred tax assets	143,918	129,290
Valuation allowance	(143,918)	(129,290)

Net deferred tax assets	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance increased by approximately $14,628,000, $2,837,000 and $31,798,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011 the Company had federal net operating loss carryforwards of approximately $268,294,000. The Company also had federal research and development tax credit carryforwards of approximately $10,387,000. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2020, if not utilized.

As of December 31, 2011, the Company had state net operating loss carryforwards of approximately $271,341,000 which will begin to expire in 2012. The Company also had state research and development tax credit carryforwards of approximately $9,151,000, which have no expiration.

As of December 31, 2011, approximately $555,000 of deferred tax assets is attributable to certain employee stock option deductions and the federal and state net operating loss carryforward has been adjusted accordingly. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

A limitation may apply to the use of the net operating loss and credit carryforwards, under provisions of the Internal Revenue Code that are applicable if the Company experiences an “ownership change”. That may occur, for example, as a result of trading in the Company’s stock by institutional investors as well issuance of new equity. Should these limitations apply, the carryforwards would be subject to an annual limitation, resulting in a substantial reduction in the gross deferred tax assets before considering the valuation allowance. As of December 31, 2011, the Company has not performed an analysis to determine if the Company’s net operating loss and credit carryforwards would be subject to such limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at Janaury 1, 2009	$1,580
Additions based on tax positions taken during a prior period	645
Reductions based on tax positions taken during a prior period	—
Additions based on tax positions taken during the current period	385
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2009	2,610
Additions based on tax positions taken during a prior period	46
Reductions based on tax positions taken during a prior period
Additions based on tax positions taken during the current period	302
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2010	2,958
Additions based on tax positions taken during a prior period	—
Reductions based on tax positions taken during a prior period	(277)
Additions based on tax positions taken during the current period	253
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2011	$2,934

If the Company eventually is able to recognize these uncertain tax positions, the unrecognized tax benefits would not reduce the effective tax rate if the Company is applying a full valuation allowance against the deferred tax assets, as is the Company’s current policy.

The Company has not incurred any material tax interest or penalties as of December 31, 2011. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various states jurisdictions. There are no other ongoing examinations by taxing authorities at this time. The Company’s various tax years starting with 2000 to 2011 remain open in various taxing jurisdictions.

15.    Subsequent Events

On February 23, 2012, the Company issued an aggregate of 44,000,000 shares of the Company’s common stock and warrants to purchase up to an additional 44,000,000 shares of the Company’s common stock in an underwritten public offering. Net proceeds from the offering were approximately $20.4 million, after deducting offering expenses. The warrants are exercisable beginning February 24, 2013, at an exercise price of $0.50 per share, and will expire on February 23, 2017. The shares of common stock and warrants were sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. The Company agreed to customary obligations, including indemnification.

In March 2012, the Company entered into an amendment to the Ferrer Agreement. Grupo Ferrer and the Company agreed to eliminate a future potential milestone payment in exchange for Grupo Ferrer’s purchase of $3 million of the Company’s common stock. Grupo Ferrer agreed to purchase approximately 2.42 million shares of the Company’s common stock for $1.24 per share in March 2012. During 2012, up to an additional $8 million of the Company’s common stock may be purchased by Grupo Ferrer, upon a request by the Company and subject to acceptance by Grupo Ferrer, in exchange for the elimination of additional milestones at a price per share that will be a premium to the market price on the date of purchase.

16.    Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

	Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2011
Revenues	$1,259	$1,258	$1,259	$1,884
Loss from operations	(7,823)	(8,141)	(9,901)	(8,503)
Net loss	(8,415)	(9,006)	(13,417)	(9,693)
Basic and diluted net loss per share attributable to Alexza common stockholders	(0.14)	(0.13)	(0.19)	(0.14)
Fiscal 2010
Revenues	$—	$—	$744	$42,132
Profit (loss) from operations	(12,616)	(12,102)	(8,520)	28,586
Net income (loss )	(13,412)	(12,893)	(591)	25,415
Net loss attributable to Alexza common stockholders	(13,412)	(12,893)	(591)	25,415
Basic net loss per share attributable to Alexza common stockholders	(0.26)	(0.24)	(0.01)	0.43
Diluted net loss per share attributable to Alexza common	(0.26)	(0.24)	(0.01)	0.42

Item 9. Changes	in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls	and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2011, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Our independent registered public accounting firm, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on the effectiveness of our internal control over financial reporting. Their report on the audit of internal control over financial reporting appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alexza Pharmaceuticals, Inc.

We have audited Alexza Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alexza Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alexza Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alexza Pharmaceuticals, Inc. (a development stage company) as of December 31, 2011 and December 31, 2010 and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 and for the period from December 19, 2000 (inception) to December 31, 2011 and our report dated March 12, 2012 expressed an unqualified opinion that included an explanatory paragraph regarding Alexza Pharmaceutical, Inc.’s ability to continue as a going concern.

/s/ Ernst & Young LLP
Ernst & Young LLP

Redwood Shores, California

March 12, 2012

Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other	Information

None.

PART III

Item 10. Directors	and Executive Officers of the Registrant

The information required by this Item concerning our directors is incorporated by reference to the information to be set forth in the sections entitled “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2011, or the Proxy Statement. The information required by this Item concerning our executive officers is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled “Executive Officers.” The information required by this item concerning compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics, the procedures by which security holders may recommend nominees for our board of directors and certain information related to our Audit and Ethics Committee is incorporated by reference to the information to be set forth in the sections entitled “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11. Executive	Compensation

The information required by this Item 11 is incorporated by reference to the information to be set forth in the sections entitled “Executive Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to stock ownership of certain beneficial owners and management is incorporated by reference to the information to be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Securities Authorized For Issuance Under Equity Compensation Plans

We maintain our 2005 Equity Incentive Plan, or the 2005 Plan, 2005 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, and 2005 Employee Stock Purchase Plan, or the ESPP, pursuant to which we may grant equity awards to eligible persons.

The following table gives information about equity awards under the 2005 Plan, the Directors’ Plan and the ESPP as of December 31, 2011:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	9,631,453	$1.67	4,995,473(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	9,631,453	$1.67	4,995,473

(1)	The 2005 Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 2005 Plan will increase by a number equal to the least of (i) 1,000,000 shares, (ii) 2% of the outstanding shares on December 31 of the preceding calendar year, or (iii) an amount determined by our Board.

The Directors’ Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the Directors’ Plan will increase by the number of shares subject to options granted during the preceding calendar year less the number of shares that revert back to the share reserve during the preceding calendar year.

The ESPP incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the ESPP will increase by a number equal to the least of (i) 750,000 shares, (ii) 1% of the outstanding shares on December 31 of the preceding calendar year, or (iii) an amount determined by our Board.

(2)	Of these shares, 4,945,414 shares remained available as of December 31, 2011 under the 2005 Plan, 50,000 shares under the Directors’ Plan and 59 under the ESPP.

Item 13. Certain	Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference to the information to be set forth in the sections entitled “Certain Relationships and Related Transactions and Director Independence” and “Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement.

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

(a)  3.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation(20)
3.2	Certificate of Amendment to Restated Certificate of Incorporation(20)
3.2	Amended and Restated Bylaws(1)
3.3	Amendment to Amended and Restated Bylaws(5)
4.1	Specimen Common Stock Certificate(1)
4.2	Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
10.1*	Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(7)
10.2.1*	Form of Change of Control Agreement(13)
10.2.2*	Form of Amendment to Change of Control Agreement(10)
10.3.1*	2005 Equity Incentive Plan, as amended(23)
10.3.2*	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)
10.3.3*	Form of Notice of Grant of Stock Options to 2005 Equity Incentive Plan(19)
10.3.4*	Form of Option Agreement to 2005 Equity Incentive Plan(19)
10.3.5*	Form of Option Agreement to 2005 Equity Incentive Plan(19)
10.3.6*	Form of Notice of Grant of Award and Stock Unit Award Agreement to 2005 Equity Incentive Plan(13)
10.4.1	2005 Non-Employee Directors’ Stock Option Plan(1)
10.4.2	Amendment to 2005 Non Employee Directors’ Option Plan(17)
10.4.3	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10.5.1*	2005 Employee Stock Purchase Plan, as amended(23)
10.5.2*	Form of Offering Document to 2005 Employee Stock Purchase Plan(1)
10.6*	2009-2010 Performance Based Incentive Program(8)
10.7*	Form of RSU Agreement between Registrant and each of Thomas B. King, August J. Moretti, James V. Casella and Michael J. Simms dated May 19, 2010(16)
10.8*	2011 Cash Bonus Plan(25)
10.9	Warrant to Purchase shares of Series B Preferred Stock issued to Silicon Valley Bank dated March 20, 2002(1)
10.10	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated January 7, 2003, as amended on March 4, 2003(1)
10.11	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 19, 2003(1)
10.12	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated April 7, 2004(1)
10.13.1	Lease Agreement between the Brittania, LLC and Registrant dated August 25, 2006(2)
10.13.2	First Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated May 4, 2007(3)
10.13.3†	Second Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated August 28, 2007(4)

10.13.4¿	Partial Lease Termination Agreement between the Registrant and Britannia Hacienda VIII LLC dated February 7, 2012
10.14.1†	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007(5)
10.14.2†	Amendment No. 1 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated June 30, 2010(14)
10.14.3†	Amendment No. 2 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated February 15, 2011(25)
10.15	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated June 30, 2010(14)
10.16	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated February 15, 2011(25)
10.17*	Offer Letter between Registrant and Michael Simms, dated January 23, 2008(5)
10.18	Stock and Warrant Purchase Agreement between Registrant and Biomedical Investment Fund Pte Ltd., dated March 26, 2008(6)
10.19	Warrant to Purchase shares of Common Stock issued to Biomedical Investment Fund Pte Ltd. dated March 27, 2008(6)
10.20	Amended and Restated Purchase Option Agreement by and among Registrant, Symphony Allegro Holdings LLC and Symphony Allegro, Inc. dated June 15, 2009(9)
10.21	Warrant Purchase Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(9)
10.22	Amended and Restated Registration Rights Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(9)
10.23	Form of Warrants to Purchase Shares of Common Stock, dated August 26, 2009(11)
10.24	Letter Agreement among Registrant, Symphony Allegro Holdings LLC, Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC, dated August 26, 2009(11)
10.25	Securities Purchase Agreement by and among Registrant and the purchasers identified therein, dated September 29, 2009(12)
10.26	Form of Warrants to Purchase shares of Common Stock, dated October 5, 2009(12)
10.27.1	Loan and Security Agreement between Registrant and Hercules Technology Growth Capital, Inc. dated May 4, 2010(14)
10.27.2	Amendment No. 1 to Loan and Security Agreement between Registrant and Hercules Technology Growth Capital, Inc. dated September 20, 2010(17)
10.27.3¿	Amendment No. 2 to Loan and Security Agreement among Registrant, Symphony Allegro, Inc. and Hercules Technology Growth Capital, Inc. dated January 25, 2012
10.28	Warrant issued by Registrant to Hercules Technology Growth Capital, Inc. dated May 4, 2010(14)
10.29	Common Stock Purchase Agreement between Registrant and Azimuth Opportunity Ltd. dated May 26, 2010(15)
10.30	Form of Warrant to Purchase Shares of Common Stock dated August 10, 2010(18)
10.31	Securities Purchase Agreement dated May 3, 2011(22)
10.32	Form of Warrant to Purchase Shares of Common Stock dated May 6, 2011(22)
10.33.1¿††	Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated October 5, 2011
10.33.2¿	Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated March 5, 2012
10.34	Form of Warrant to Purchase Shares of Common Stock dated February 23, 2012(24)
10.35	Summary of Compensation Arrangements with Non-Employee Directors(21)
14.1	Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)

21.1¿	Subsidiaries of Registrant
23.1¿	Consent of Independent Registered Public Accounting Firm
24.1¿	Power of Attorney included on the signature pages hereto
31.1¿	Section 302 Certification of CEO.
31.2¿	Section 302 Certification of PFO.
32.1‡	Section 906 Certifications of CEO and PFO.
101.INS‡‡	XBRL Instance Document (furnished electronically herewith).
101.SCH‡‡	XBRL Taxonomy Extension Schema Document (furnished electronically herewith).
101.CAL‡‡	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith).
101.DEF‡‡	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith).
101.LAB‡‡	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith).
101.PRE‡‡	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith).

*	Management contract or compensation plan or arrangement.

¿	Filed herewith

‡	Furnished herewith

‡‡	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

††	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007.

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(6)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(7)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on June 5, 2006.

(8)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 24, 2009.

(9)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on June 26, 2009.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 5, 2009.

(11)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 26, 2009.

(12)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 30, 2009.

(13)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 10, 2009.

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on July 26, 2010.

(15)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 26, 2010.

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q/A (File No. 000-51820) as filed with the SEC on July 28, 2010.

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 9, 2010.

(18)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 5, 2010.

(19)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 22, 2011.

(20)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 8, 2011.

(21)	Incorporated by reference to our Annual Report on Form 10-K/A (File No. 000-51820) as filed with the SEC on April 28, 2011.

(22)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 3, 2011.

(23)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 2, 2011.

(24)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 17, 2012.

(25)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 15, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXZA PHARMACEUTICALS, INC.

By:	/s/ THOMAS B. KING
Thomas B. King
President and Chief Executive Officer

Dated: March 12, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas B. King and Mark K. Oki, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2012.

Signature	Title
/s/ THOMAS B. KING	President, Chief Executive Officer and Director (Principal Executive Officer)
Thomas B. King

/s/ MARK K. OKI	Vice President, Finance, Controller and Secretary (Principal Accounting Officer, Principal Financial Officer)
Mark K. Oki

/s/ HAL V. BARRON	Director
Hal V. Barron

/s/ ANDREW L. BUSSER	Director
Andrew L. Busser

/s/ SAMUEL D. COLELLA	Director
Samuel D. Colella

/s/ Deepika R. Pakianathan	Director
Deepika R. Pakianathan

/s/ J. Leighton Read	Director
J. Leighton Read

/s/ GORDON RINGOLD	Director
Gordon Ringold

/s/ ISAAC STEIN	Director
Isaac Stein

/s/ JOSEPH L. TURNER	Director
Joseph L. Turner

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation(20)
3.2	Certificate of Amendment to Restated Certificate of Incorporation(20)
3.2	Amended and Restated Bylaws(1)
3.3	Amendment to Amended and Restated Bylaws(5)
4.1	Specimen Common Stock Certificate(1)
4.2	Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
10.1*	Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(7)
10.2.1*	Form of Change of Control Agreement(13)
10.2.2*	Form of Amendment to Change of Control Agreement(10)
10.3.1*	2005 Equity Incentive Plan, as amended(23)
10.3.2*	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)
10.3.3*	Form of Notice of Grant of Stock Options to 2005 Equity Incentive Plan(19)
10.3.4*	Form of Option Agreement to 2005 Equity Incentive Plan(19)
10.3.5*	Form of Option Agreement to 2005 Equity Incentive Plan(19)
10.3.6*	Form of Notice of Grant of Award and Stock Unit Award Agreement to 2005 Equity Incentive Plan(13)
10.4.1	2005 Non-Employee Directors’ Stock Option Plan(1)
10.4.2	Amendment to 2005 Non Employee Directors’ Option Plan(17)
10.4.3	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10.5.1*	2005 Employee Stock Purchase Plan, as amended(23)
10.5.2*	Form of Offering Document to 2005 Employee Stock Purchase Plan(1)
10.6*	2009-2010 Performance Based Incentive Program(8)
10.7*	Form of RSU Agreement between Registrant and each of Thomas B. King, August J. Moretti, James V. Casella and Michael J. Simms dated May 19, 2010(16)
10.8*	2011 Cash Bonus Plan(25)
10.9	Warrant to Purchase shares of Series B Preferred Stock issued to Silicon Valley Bank dated March 20, 2002(1)
10.10	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated January 7, 2003, as amended on March 4, 2003(1)
10.11	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 19, 2003(1)
10.12	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated April 7, 2004(1)
10.13.1	Lease Agreement between the Brittania, LLC and Registrant dated August 25, 2006(2)
10.13.2	First Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated May 4, 2007(3)
10.13.3†	Second Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated August 28, 2007(4)

10.13.4¿	Partial Lease Termination Agreement between the Registrant and Britannia Hacienda VIII LLC dated February 7, 2012
10.14.1†	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007(5)
10.14.2†	Amendment No. 1 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated June 30, 2010(14)
10.14.3†	Amendment No. 2 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated February 15, 2011(25)
10.15	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated June 30, 2010(14)
10.16	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated February 15, 2011(25)
10.17*	Offer Letter between Registrant and Michael Simms, dated January 23, 2008(5)
10.18	Stock and Warrant Purchase Agreement between Registrant and Biomedical Investment Fund Pte Ltd., dated March 26, 2008(6)
10.19	Warrant to Purchase shares of Common Stock issued to Biomedical Investment Fund Pte Ltd. dated March 27, 2008(6)
10.20	Amended and Restated Purchase Option Agreement by and among Registrant, Symphony Allegro Holdings LLC and Symphony Allegro, Inc. dated June 15, 2009(9)
10.21	Warrant Purchase Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(9)
10.22	Amended and Restated Registration Rights Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(9)
10.23	Form of Warrants to Purchase Shares of Common Stock, dated August 26, 2009(11)
10.24	Letter Agreement among Registrant, Symphony Allegro Holdings LLC, Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC, dated August 26, 2009(11)
10.25	Securities Purchase Agreement by and among Registrant and the purchasers identified therein, dated September 29, 2009(12)
10.26	Form of Warrants to Purchase shares of Common Stock, dated October 5, 2009(12)
10.27.1	Loan and Security Agreement between Registrant and Hercules Technology Growth Capital, Inc. dated May 4, 2010(14)
10.27.2	Amendment No. 1 to Loan and Security Agreement between Registrant and Hercules Technology Growth Capital, Inc. dated September 20, 2010(17)
10.27.3¿	Amendment No. 2 to Loan and Security Agreement among Registrant, Symphony Allegro, Inc. and Hercules Technology Growth Capital, Inc. dated January 25, 2012
10.28	Warrant issued by Registrant to Hercules Technology Growth Capital, Inc. dated May 4, 2010(14)
10.29	Common Stock Purchase Agreement between Registrant and Azimuth Opportunity Ltd. dated May 26, 2010(15)
10.30	Form of Warrant to Purchase Shares of Common Stock dated August 10, 2010(18)
10.31	Securities Purchase Agreement dated May 3, 2011(22)
10.32	Form of Warrant to Purchase Shares of Common Stock dated May 6, 2011(22)
10.33.1¿††	Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated October 5, 2011
10.33.2¿	Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated March 5, 2012
10.34	Form of Warrant to Purchase Shares of Common Stock dated February 23, 2012(24)
10.35	Summary of Compensation Arrangements with Non-Employee Directors(21)
14.1	Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)

21.1¿	Subsidiaries of Registrant
23.1¿	Consent of Independent Registered Public Accounting Firm
24.1¿	Power of Attorney included on the signature pages hereto
31.1¿	Section 302 Certification of CEO.
31.2¿	Section 302 Certification of PFO.
32.1‡	Section 906 Certifications of CEO and PFO.
101.INS‡‡	XBRL Instance Document (furnished electronically herewith).
101.SCH‡‡	XBRL Taxonomy Extension Schema Document (furnished electronically herewith).
101.CAL‡‡	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith).
101.DEF‡‡	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith).
101.LAB‡‡	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith).
101.PRE‡‡	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith).

*	Management contract or compensation plan or arrangement.

¿	Filed herewith

‡	Furnished herewith

‡‡	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

††	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007.

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(6)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(7)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on June 5, 2006.

(8)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 24, 2009.

(9)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on June 26, 2009.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 5, 2009.

(11)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 26, 2009.

(12)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 30, 2009.

(13)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 10, 2009.

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on July 26, 2010.

(15)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 26, 2010.

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q/A (File No. 000-51820) as filed with the SEC on July 28, 2010.

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 9, 2010.

(18)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 5, 2010.

(19)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 22, 2011.

(20)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 8, 2011.

(21)	Incorporated by reference to our Annual Report on Form 10-K/A (File No. 000-51820) as filed with the SEC on April 28, 2011.

(22)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 3, 2011.

(23)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 2, 2011.

(24)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 17, 2012.

(25)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 15, 2011.