Form 10-Q
period 2012-03-31
Alexza Pharmaceuticals Inc.
filed 2012-05-10
CIK 1344413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Total number of shares of common stock outstanding as of May 7, 2012: 118,585,490.

ALEXZA PHARMACEUTICALS, INC.

page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	3

Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011 and the period from December 19, 2000 (inception) to March 31, 2012	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and the period from December 19, 2000 (inception) to March 31, 2012	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION	30

Item 1A. Risk Factors	30

Item 1. Legal Proceedings	53

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3. Defaults Upon Senior Securities	53

Item 4. Mine Safety Disclosures	53

Item 5. Other Information	53

Item 6. Exhibits	53

SIGNATURES	54

EXHIBIT INDEX	55

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALEXZA PHARMACE UTICALS, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2012	December 31, 2011(1)
ASSETS
Current assets:
Cash and cash equivalents	$24,431	$14,902
Marketable securities	—	2,001
Restricted cash	9,190	—
Receivables	—	10,000
Prepaid expenses and other current assets	912	649

Total current assets	34,533	27,552
Property and equipment, net	18,783	20,425
Other assets	622	628

Total assets	$53,938	$48,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,537	$3,603
Accrued clinical trial expenses	96	134
Other accrued expenses	2,266	2,872
Current portion of contingent consideration liability	7,000	12,300
Financing obligations	10,901	12,280
Current portion of deferred revenue	2,915	3,759

Total current liabilities	24,715	34,948
Deferred rent	9,603	12,274
Noncurrent portion of contingent consideration liability	3,500	4,200
Noncurrent portion of deferred revenues	7,287	6,875
Stockholders’ equity:
Preferred stock	—	—
Common stock	12	7
Additional paid-in-capital	319,283	296,936
Deficit accumulated during development stage	(310,462)	(306,635)

Total stockholders’ equity (deficit)	8,833	(9,692)

Total liabilities and stockholders’ equity	$53,938	$48,605

(1)	The condensed consolidated balance sheet at December 31, 2011 has been derived from audited consolidated financial statements at that date.

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

			Period from December 19, 2000 (inception) to March 31, 2012
	Three Months Ended March 31,
	2012	2011
Revenue	$1,884	$1,259	$67,365
Operating expenses:
Research and development	5,032	6,262	311,283
General and administrative	1,245	2,820	105,121
Restructuring charges	—	—	2,037
Acquired in-process research and development	—	—	3,916

Total operating expenses	6,277	9,082	422,357
Loss from operations	(4,393)	(7,823)	(354,992)
Loss/ (gain) on change in fair value of contingent consideration liability	1,000	—	(6,145)
Interest and other income/ (expense), net	(1)	10	13,888
Interest expense	(433)	(602)	(8,302)

Net loss	(3,827)	(8,415)	(355,551)
Consideration paid in excess of noncontrolling interest	—	—	(61,566)
Net loss attributed to noncontrolling interest in Symphony Allegro, Inc.	—	—	45,089

Net loss attributable to Alexza common stockholders	$(3,827)	$(8,415)	$(372,028)

Basic and diluted net loss per share attributable to Alexza common stockholders	$(0.04)	$(0.14)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	90,452	59,886

Comprehensive loss attributed to Alexza common stockholders	$(3,827)	$(8,415)	$(372,028)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

			Period from December 19, 2000 (inception) to March 31,
	Three Months Ended
	March 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(3,827)	$(8,415)	$(355,551)
Adjustments to reconcile net loss attributable to Alexza common stockholders to net cash provided by (used in) operating activities:
Share-based compensation	591	465	24,856
Change in fair value of contingent liability	(1,000)	—	6,145
Extinguishment of officer note receivable	—	—	2,300
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	128	134	1,420
Amortization of premium (discount) on available-for-sale securities	1	75	(216)
Write off of other asset	—	—	2,800
Depreciation and amortization	1,642	1,137	32,240
(Gain)/loss on disposal of property and equipment	—	—	205
Changes in operating assets and liabilities:			—
Other receivables	10,000	—	—
Prepaid expenses and other current assets	(263)	295	(906)
Other assets	—	36	(2,843)
Accounts payable	(2,066)	(1,161)	1,408
Accrued clinical and other accrued liabilities	(676)	(67)	(1,500)
Deferred revenues	(432)	(278)	10,202
Other liabilities	(2,671)	(570)	12,993

Net cash provided by (used in) operating activities	1,427	(8,349)	(262,217)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	—	(430,071)
Maturities of available-for-sale securities	2,000	17,900	430,288
Purchases of available-for-sale securities held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	—	—	45,093
(Increase)/decrease in restricted cash	—	—	(400)
Purchases of property and equipment	—	(24)	(51,020)
Proceeds from disposal of property and equipment	—	—	57
Cash paid for merger	—	—	(250)

Net cash provided by (used in) investing activities	2,000	17,876	(56,278)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

			Period from December 19, 2000 (inception) to March 31,
	Three Months Ended
	March 31,
	2012	2011	2012
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants and exercise of stock options and stock purchase rights	21,761	—	200,113
Repurchase of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest in Symphony Allegro, Inc	—	—	4,882
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc, net of fees	—	—	47,171
Payments of contingent payments to Symphony Allegro Holdings, LLC.	(5,000)	—	(12,500)
Change in restricted cash	(9,190)		(9,190)
Proceeds from financing obligations, net of issuance costs	—	—	33,738
Payments of financing obligations	(1,469)	(1,161)	(25,990)

Net cash provided by (used in) financing activities	6,102	(1,161)	342,926

Net increase (decrease) in cash and cash equivalents	9,529	8,366	24,431
Cash and cash equivalents at beginning of period	14,902	13,671	—

Cash and cash equivalents at end of period	$24,431	$22,037	$24,431

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2012.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Alexza and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Significant Risks and Uncertainties

The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. As of March 31, 2012, the Company had cash, cash equivalents, marketable securities and restricted cash (see Note 7) of $33.6 million and working capital of $10.2 million. The Company’s operating and capital plans call for cash expenditures to exceed these amounts for the remainder of 2012. The Company plans to raise additional capital to fund its operations, to develop its product candidates and to develop its manufacturing capabilities. Management plans to finance the Company’s operations through the sale of equity securities, debt arrangements or partnership or licensing collaborations. Such funding may not be available or may be on terms that are not favorable to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to continue as a going concern. Based on the Company’s cash, cash equivalents, marketable securities and restricted cash balance at March 31, 2012 and its expected cash usage, management estimates that the Company has sufficient capital resources to meet its anticipated cash needs into the fourth quarter of 2012.

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

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income.” ASU 2011-15 requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted ASU 2011-05 in this first quarter of 2012.

On May 12, 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework. There are few differences between ASU 2011-04 and its international counterpart, IFRS 13. ASU 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands existing disclosure requirements for fair value measurements and makes other amendments. The adoption of ASU 2011-04 did not have a material effect on the Company’s financial position, results of operations or cash flows.

2. Equity Transactions

On February 23, 2012, the Company issued an aggregate of 44,000,000 shares of the Company’s common stock and warrants to purchase up to an additional 44,000,000 shares of the Company’s common stock in an underwritten public offering. Net proceeds from the offering were approximately $20.2 million, after deducting offering expenses. The warrants are exercisable beginning February 24, 2013, at an exercise price of $0.50 per share, and will expire on February 23, 2017. The shares of common stock and warrants were sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. The Company agreed to customary obligations, including indemnification.

On March 5, 2012, the Company entered into an amendment to the Collaboration, License and Supply Agreement (the “Ferrer Agreement”) with Grupo Ferrer Internacional, S.A. (“Grupo Ferrer”, See Note 9). Grupo Ferrer and the Company agreed to eliminate a future potential milestone payment in exchange for Grupo Ferrer’s purchase of $3 million of the Company’s common stock. On March 15, 2012 Grupo Ferrer purchased 2,419,355 shares of the Company’s common stock for $1.24 per share. The Company classified $1,452,000 of the proceeds as deferred revenue and will recognize the amount into revenue over the estimated performance period of the Ferrer Agreement (see Note 9). During 2012, up to an additional $8 million of the Company’s common stock may be purchased by Grupo Ferrer, upon a request by the Company and subject to acceptance by Grupo Ferrer, in exchange for the elimination of additional milestones at a price per share that will be a premium to the market price on the date of purchase.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, and marketable securities) by major security type and liability measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$14,274	$—	$—	$14,274

Available for sale debt securities	$—	$—		$—
Corporate debt securities	$—	$9,253	$—	$9,253

Total available for sale debt securities	$—	$9,253	$—	$9,253

Total assets	$14,274	$9,253	$—	$23,527

Liabilities
Contingent consideration liability	$—	$—	$10,500	$10,500

Total liabilities	$—	$—	$10,500	$10,500

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,619	$—	$—	$12,619

Available for sale debt securities
Corporate debt securities	$—	$2,001	$—	$2,001

Total available for sale debt securities	$—	$2,001	$—	$2,001

Total assets	$12,619	$2,001	$—	$14,620

Liabilities
Contingent consideration liability	$—	$—	$16,500	$16,500

Total liabilities	$—	$—	$16,500	$16,500

Cash equivalents and marketable securities

The following table outlines the amortized cost, fair value and unrealized gain/(loss) for the Company’s financial assets by major security type as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$14,274	$14,274	$—
Corporate debt securities	9,253	9,253	—

Total	23,527	23,527	—
Less amounts classified as cash equivalents	(23,527)	(23,527)	—

Total marketable securities	$—	$—	$—

December 31, 2011	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$12,619	$12,619	$—
Corporate debt securities	2,001	2,001	—

Total	14,620	14,620	—
Less amounts classified as cash equivalents	(12,619)	(12,619)	—

Total marketable securities	$2,001	$2,001	$—

The Company had no sales of marketable securities during the three months ended March 31, 2012 or 2011. As of March 31, 2012, all of the Company’s marketable securities have a maturity of less than one year.

The Company’s available-for-sale debt securities are valued utilizing a multi-dimensional relational model. Inputs, listed in approximate order of priority for use when available, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

Contingent Consideration Liability

In connection with the exercise of the Company’s option to purchase all of the outstanding equity of Symphony Allegro, Inc. (“Allegro”), the Company is obligated to make contingent cash payments to the former Allegro stockholders related to certain payments received by the Company from future partnering agreements pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam). In order to estimate the fair value of the liability associated with the contingent cash payments, the Company prepared several cash flow scenarios for ADASUVE, AZ-104 and AZ-002, which are subject to the contingent payment obligation. Each potential cash flow scenario consisted of assumptions of the range of estimated milestone and license payments potentially receivable from such partnerships and assumed royalties received from future product sales. Based on these estimates, the Company computed the estimated payments to be made to the former Allegro stockholders. Payments were assumed to terminate upon the expiration of the related patents.

The projected cash flow assumptions for ADASUVE in the United States (“U.S”). and Canada continue to be based on the terms of the agreements with Biovail Laboratories International SRL (“Biovail”) signed in February 2010 and multiple internal product sales forecasts, as the Company expects that any potential partnership agreement for ADASUVE in the U.S. and Canada would have similar terms to that of the Biovail agreements, despite these agreements being terminated in October 2010. The timing and extent of the projected cash flows for ADASUVE for the territories licensed to Grupo Ferrer are based on the Grupo Ferrer agreement, as amended (see Note 9). The timing and extent of the projected cash flows for the remaining territories for ADASUVE and worldwide territories for AZ-002 and AZ-104 were based on internal estimates for potential milestones and multiple product royalty scenarios and are also consistent in structure to the Biovail agreements as the Company expects future partnerships for these products and product candidates to have similar structures.

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

The Company records any changes in the fair value of the contingent consideration liability in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, U.S. Food and Drug Administration (“FDA”) approval or non-approval of the Company’s submissions, the timing and terms of any strategic partnership agreement, and the commercial success of ADASUVE, AZ-104 or AZ-002 could have a material impact on the fair value of the contingent consideration liability, and as a result, the Company’s results of operations and financial position.

During the three months ended March 31, 2011, the Company modified the assumptions regarding the timing of certain cash flows. The changes in these assumptions along with the effect of the passage of three months on the present value computation resulted in no net change to the contingent consideration liability at March 31, 2011 compared to December 31, 2010.

During the three months ended March 31, 2012, the Company modified the assumptions regarding the timing and extent of certain cash flows primarily to reflect the three month extension of the FDA’s review of the Company’s ADASUVE New Drug Application (“NDA”) from February 4, 2012 to May 4, 2012. This change in assumptions and the effects of the passage of three months on the present value computation resulted in a decrease to the net loss of $1,000,000, or $0.01 per share, for the three months ended March 31, 2012.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Beginning balance	$16,500	$12,500
Payments made	(5,000)	—
Adjustments to fair value measurement	(1,000)	—

Ending balance	$10,500	$12,500

Financing Obligations

The Company has estimated the fair value of its financing obligations (see Note 7) using the net present value of the payments discounted at an interest rate that is consistent with its estimated current borrowing rate for similar long-term debt. The Company believes the estimates used to measure the fair value of the financing obligations constitute Level 3 inputs.

At March 31, 2012 and December 31, 2011, the estimated fair value of our financing obligations was $10,444,000 and $11,720,000, respectively and had book values of $10,901,000 and $12,280,000, respectively. Our payment commitments associated with these debt instruments may vary with changes in interest rates and are comprised of interest payments and principal payments. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

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

The 2005 Plan provides for annual reserve increases on the first day of each year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 2% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 1,000,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On each of January 1, 2012 and 2011 an additional 1,000,000 shares of the Company’s common stock were reserved for issuance under this provision.

2005 Non-Employee Directors’ Stock Option Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors, which vest over four years and have a term of 10 years. The Directors’ Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2012 and 2011 an additional 200,000 and 75,000 shares, respectively, of the Company’s common stock were reserved for issuance under this provision.

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

The following table sets forth the summary of option activity under the Company’s share-based compensation plans for the three months ended March 31, 2012:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	8,459,089	$1.91
Options granted	44,000	0.56
Options exercised	—	—
Options canceled	(2,015,766)	(1.58)

Outstanding at March 31, 2012	6,487,323	2.00

There was no total intrinsic value of options exercised during the three months ended March 31, 2012 or 2011.

The following table sets forth the summary of restricted stock unit activity under the Company’s equity incentive plans for the three months ended March 31, 2012:

	Number Of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2012	1,172,364	$2.37
Granted	1,079,661	0.58
Released	—	—
Forfeited	(405,497)	2.21

Outstanding at March 31, 2012	1,846,528	1.36

As of March 31, 2012, 7,243,016 and 250,000 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.

2005 Employee Stock Purchase Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of a fixed offering period, historically 24 months with four purchase periods within each offering period, and currently offering periods of six months. Purchases are generally made on the last trading day of each October and April. Employees purchase shares at each purchase date at 85% of the market value of the Company’s common stock on their enrollment date or the end of the purchase period, whichever price is lower.

The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases are equal to the least of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, (ii) 750,000 shares of common stock, or (iii) a lesser amount determined by the Company’s Board of Directors.

In May 2011, the Company’s Compensation Committee terminated the then current offering period under the ESPP and resolved to begin a new offering period in August 2011 and also amended the ESPP to reduce the time period of each offering period from twenty-four to six months. The new offering period under the ESPP began on August 15, 2011 and the related purchase occurred on April 30, 2012.

Pursuant to the ESPP, an additional 721,363 and 250,000 shares were reserved for issuance on January 1, 2012 and 2011, respectively. The Company did not issue any shares under the ESPP during the three months ended March 31, 2012 or 2011. At March 31, 2012, 721,422 shares were available for issuance under the ESPP.

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

Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units

During the three months ended March 31, 2012 and 2011, the weighted average fair value of employee stock options granted, excluding the options issued in the Exchange Program, was $0.41 and $0.88, respectively. The weighted average fair value of restricted stock units issued was $0.58 and $1.33 in the three months ended March 31, 2012 and 2011, respectively. The weighted average fair value of stock purchase rights granted under the ESPP was $0.48 and $0.88 during the three months ended March 31, 2012 and 2011, respectively.

The estimated grant date fair values of the stock options, excluding the options issued in the Exchange Program, and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
Stock Option Plans
Expected term	5.0 years	5.0 years
Expected volatility	97%	89%
Risk-free interest rate	0.86%	1.99%
Dividend yield	0%	0%
Employee Stock Purchase Plan
Expected term	0.7 years	1.8 years
Expected volatility	73%	95%
Risk-free interest rate	0.12%	0.68%
Dividend yield	0%	0%

The Exchange Program described in Note 4 did not result in incremental expense, as the fair value of the New Options granted was less than the fair values of the Original Options measured immediately prior to being replaced on the date the New Options were granted and the Original Options were cancelled. The estimated grant date fair value of the New Options was calculated using the Black-Sholes valuation model. At the time of exchange, the exercise price of the Original Options was in excess of the market price, therefore the expected term of the Original Options granted was determined using the Monte Carlo Simulation method. The expected term of New Options granted was determined using the “shortcut” method, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, because the terms of the New Options are unique as compared to the existing awards and the Company does not have historical experience under the New Options terms. Under this approach, the expected term is estimated to be the average of the vesting term and the contractual term of the option. All other assumptions have been calculated using the historical methodologies applied by the Company to all other stock option awards. The number of shares underlying the options included in the Exchange Program and the weighted average assumptions utilized in the Black-Scholes valuation model were:

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

As of March 31, 2012, there were $4,063,000, $464,000 and $16,000 of total unrecognized compensation expense related to unvested stock option awards, unvested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 1.5 years, 0.1 years and 0.1 years, respectively.

There was no share-based compensation capitalized at March 31, 2012.

6. Net Loss per Share Attributable to Alexza Common Stockholders

Historical basic and diluted net loss per share attributable to Alexza common stockholders is calculated by dividing the net loss attributable to Alexza common stockholders by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share attributable to Alexza common stockholders calculation for the three months ended March 31, 2012 and 2011 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2012	2011
Stock options	7,473,206	3,827,052
Restricted stock units	1,509,446	1,431,843
Warrants to purchase common stock	42,620,989	16,446,527

7. Financing Obligations

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

As of March 31, 2012, the Company has classified $9,190,000 as restricted cash in current assets. In January 2012, the Company and Hercules amended the Loan Agreement to require the Company to maintain an amount equal to the outstanding balance of the loan in a restricted account. Upon an event of default, as defined in the Loan Agreement, Hercules was to have the ability to access the funds. The restricted account will terminate upon the earlier to occur of (i) the mutual agreement of the Company and Hercules or (ii) the satisfaction in full of all of the Company’s obligations under the Loan Agreement, at which time the remaining funds, if any, will be transferred to the Company’s operating account.

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

Future scheduled principal payments under the debt obligations as of March 31, 2012 are as follows (in thousands):

Total
2012 - remaining 9 months	4,641
2013	5,773
2014	781

Total	$11,195

8. Facility Leases

The Company leased two buildings, at 2023 Stierlin Court and 2091 Stierlin Court, in Mountain View, California, referred to herein as the “2023 Building” and the “2091 Building”, respectively, which the Company began to occupy in the fourth quarter of 2007. The Company recognizes rental expense on the facilities on a straight line basis over the initial term of the lease. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. The lease for the 2091 Building expires on March 31, 2018, and the Company has two options to extend the lease for five years each.

In February 2012, effective March 30, 2012, the Company terminated the lease for the 2023 Building, totaling 41,290 square feet, and concurrently cancelled the two subleases associated with the 2023 Building. At the time of the termination, the Company recorded a non-cash contra-expense of $1,421,000 in general and administrative expenses, which is the net effect of reversing the deferred rent liability associated with the 2023 Building lease and subleases and the accelerated depreciation of fixed assets associated with the 2023 Building.

9. License Agreements

Cypress Bioscience, Inc.

In August 2010, the Company entered into a license and development agreement with Cypress Bioscience, Inc. (“Cypress”) for Staccato nicotine (the “Cypress Agreement”). According to the terms of the Cypress Agreement, Cypress paid the Company a non-refundable upfront payment of $5 million to acquire the worldwide license for the Staccato nicotine technology.

Following the completion of certain preclinical and clinical milestones relating to the Staccato nicotine technology, if Cypress elects to continue the development of Staccato nicotine, Cypress will be obligated to pay the Company an additional technology transfer payment of $1 million. The Company has a carried interest of 50% prior to the technology transfer payment, and 10% after the completion of certain development activities and receipt of the technology transfer payment, subject to adjustment in certain circumstances, in the net proceeds of any sale or license by Cypress of the Staccato nicotine assets and the carried interest will be subject to put and call rights in certain circumstances.

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

For revenue recognition purposes, the Company viewed the Cypress Agreement as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items exist. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company was unable to allocate a fair value to each of the deliverables outlined in the Cypress Agreement and therefore accounted for the deliverables as a single unit of accounting. The Company has begun to deliver all elements of the arrangement and is recognizing revenue ratably over the estimated performance period of the agreement. Amounts received prior to recognition as revenues are classified as deferred revenue in the balance sheet. The Company recognized $1,259,000 of revenue under the Cypress Agreement in both the three months ended March 31, 2012 and 2011, and at March 31, 2012 had no deferred revenues related to the Cypress Agreement.

Grupo Ferrer Internacional, S.A.

On October 5, 2011, the Company and Grupo Ferrer entered into the Ferrer Agreement to commercialize ADASUVE in Europe, Latin America, Russia and the Commonwealth of Independent States countries (the “Ferrer Territories”). Under the terms of the Ferrer Agreement, the Company received an upfront cash payment of $10 million, of which $5 million was paid to the former Allegro stockholders (see above in Note 3), and the Company is eligible to receive additional milestone payments, contingent on individual country commercial sales initiation and royalty payments based on cumulative net sales targets. The Company will be responsible for filing and obtaining approval of the ADASUVE Marketing Authorization Application (“MAA”) submitted to the European Medicines Agency for an opinion regarding the potential approval of ADASUVE and subsequent decision by the European Commission. Grupo Ferrer will be responsible for satisfaction of all other regulatory and pricing requirements to market and sell ADASUVE in the Ferrer Territories. Grupo Ferrer will have the exclusive rights to commercialize the product in the Ferrer Territories. The Company will supply ADASUVE to Grupo Ferrer for all of its commercial sales, and will receive a specified per-unit transfer price paid in Euros. Either party may terminate the Ferrer Agreement for the other party’s uncured material breach or bankruptcy. The Ferrer Agreement continues in effect on a country-by-country basis until the later of the last to expire patent covering ADASUVE in such country or 12 years after first commercial sale. The Ferrer Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

In March 2012, the Company entered into an amendment to the Ferrer Agreement. Grupo Ferrer and the Company eliminated a future potential milestone payment in exchange for Grupo Ferrer’s purchase of 2.42 million shares of the Company’s common stock for $1.24 per share, which reflected a premium on the fair value of the Company’s common stock of approximately $1,452,000. During 2012, up to an additional $8 million of the Company’s common stock may be purchased by Grupo Ferrer, upon a request by the Company and subject to acceptance by Grupo Ferrer, in exchange for the elimination of additional milestones at a price per share that will be a premium to the market price on the date of purchase.

The Company recognized revenue related to the Ferrer Agreement under the guidance of Accounting Standards Codification 605-25 and ASU 2009-13. The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items exist. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company determined that the license and the development and regulatory services are a single unit of accounting as the licenses were determined to not have stand-alone value. The Company has begun to deliver all elements of the arrangement and is recognizing the $10 million upfront payment as revenue ratably over the estimated performance period of the agreement of four years. The $1,452,000 premium received from the sale of common stock to Grupo Ferrer is additional consideration received pursuant to the Ferrer Agreement and does not pertain to a separate deliverable or element of the arrangement, and thus is being deferred and recognized as revenue in a manner consistent with the $10 million upfront payment.

The Company recognizes milestone payments utilizing the milestone method of revenue recognition. The Company is eligible to receive up to $8 million of milestone payments from Grupo Ferrer. The Company will recognize milestone revenue upon first commercial sales in each of nine (9) identified countries. The Company believes each of these milestones are substantive as there is uncertainty that the milestones will be met, the milestone can only be achieved with the Company’s past and current performance and the achievement of the milestone will result in additional payment to the Company. The Company will record royalty revenues in the period certain cumulative sales targets are met by Grupo Ferrer.

During the three months ended March 31, 2012, the Company recognized $625,000 in revenues and at March 31, 2012 had deferred revenue of $10,202,000 related to the Ferrer Agreement.

10. Autoliv Manufacturing and Supply Agreement

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

In June 2010 and February 2011, the Company entered into agreements to amend the terms of the Manufacture Agreement (together the “Amendments”). Under the terms of the first of the Amendments, the Company paid Autoliv $4 million and issued Autoliv a $4 million unsecured promissory note in return for a production line for the commercial manufacture of Chemical Heat Packages. Each production line is comprised of two identical and self-sustaining “cells,” and the first such cell was completed, installed and qualified in connection with such Amendment. Under the terms of the Second Amendment, the original $4 million note was cancelled and the New Note was issued with a reduced principal amount of $2.8 million, and production on the second cell ceased. The New Note is payable in 48 equal monthly installments of approximately $68,000. In the event that the Company requests completion of the second cell of the first production line for the commercial manufacture of Chemical Heat Packages, Autoliv will complete, install and fully qualify such second cell for a cost to the Company of $1.2 million and Autoliv will transfer ownership of such cell to the Company upon the payment in full of such $1.2 million and the New Note.

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

11. Subsequent Events

In March 2012, the Company’s Board of Directors adopted a resolution approving, and recommending to the Company’s stockholders for their approval, a series of proposed certificates of amendment to the Company’s Restated Certificate of Incorporation (as amended, the “Restated Certificate of Incorporation”) to effect a reverse split of the shares of the Company’s common stock at a ratio ranging from 3:1 to 10:1 (the “Reverse Stock Split”). Assuming the stockholders approve the proposal, the Company’s Board of Directors will have the sole discretion, as it determines to be in the best interest of the Company and its stockholders, both to select the specific exchange ratio within the designated range of 3:1 to 10:1, and to file the corresponding certificate of amendment and abandon the filing of all other certificates of amendment, or to not proceed to effect a Reverse Stock Split and instead abandon the filing of all certificates of amendment approved by the stockholders. If a certificate of amendment is filed with the Secretary of State of the State of Delaware, the certificate of amendment to the Restated Certificate of Incorporation will effect the Reverse Stock Split by reducing the outstanding number of shares of the Company’s common stock by the ratio to be determined by the Company’s Board of Directors, but will not increase the par value of the Company’s common stock, and will not change the number of authorized shares of the Company’s common stock.

In May 2012, the Company announced that it had received a Complete Response Letter (“CRL”) from the FDA regarding the Company’s NDA for ADASUVE™ (loxapine) inhalation powder, 5 mg and 10 mg. The CRL was issued by FDA’s Center for Drug Evaluation and Research indicating that the NDA review cycle is complete and the application is not ready for approval in its present form.

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

Lead product candidate update

Our lead product candidate is AdasuveTM (Staccato loxapine), or ADASUVE, which is being developed for the acute treatment of agitation in adults with schizophrenia or bipolar disorder. In December 2009, we submitted a New Drug Application, or NDA, for ADASUVE with the U.S. Food and Drug Administration, or the FDA. In October 2010, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for ADASUVE. In August 2011, we resubmitted the ADASUVE NDA, which was accepted for filing by the FDA as a complete, class 2 response to the FDA’s CRL. The FDA indicated a Prescription Drug User Fee Act, or PDUFA, goal date for the ADASUVE NDA of February 4, 2012. In December 2011, the ADASUVE NDA was reviewed by the Psychopharmacologic Drugs Advisory Committee, or PDAC, and at the end of the meeting, the PDAC voted to recommend that ADASUVE be approved for use as a single dose in 24 hours when used with the FDA recommended Risk Evaluation and Mitigation Strategy, or REMS, for the treatment for agitation in patients with schizophrenia or biopolar mania. The vote on this question was 9/8/1 (yes/no/abstain). In a notice received from the FDA in January 2012, the PDUFA goal date for the ADASUVE NDA was extended 90 days from February 4, 2012 to May 4, 2012. In May 2012, we received a second CRL from the FDA regarding our NDA for ADASUVE.

A CRL is issued by the FDA indicating that an NDA review cycle is complete and the application is not ready for approval in its present form. In the first CRL, the FDA stated that its primary clinical safety concern was related to data from the three Phase 1 pulmonary safety studies with ADASUVE. This concern was primarily based on observed, dose-related post-dose decreases in forced expiratory volume in one second, or FEV1, a standard measure of lung function, in healthy subjects and in subjects with asthma or chronic obstructive pulmonary disease, or COPD. The FDA also noted that decreases in FEV1 were recorded in subjects who were administered device-only, placebo versions of ADASUVE. In the information package submitted to the FDA in response to the first CRL and in preparation for the End-of-Review meeting, we presented evidence that we believe demonstrates the placebo device is safe, including a blinded expert review of the flow-volume loops data from the healthy subject study as further evidence that there appears to be no consistent pattern suggestive of airway obstruction in these subjects. We also provided an analysis that we believe shows that there is no meaningful temporal relationship between placebo administration and decreases in FEV1. We believe this evidence and analysis confirm that the changes seen were likely background events in the population studied, where the repeated and extensive pulmonary function testing may have contributed to some of the observations. Additionally, we believe we showed that the aerosol characterization does not indicate a basis for concern. We reiterated these arguments in our August 2011 NDA resubmission.

In December 2011, the ADASUVE NDA was the subject of a PDAC meeting. At the end of the meeting, the PDAC voted to recommend that ADASUVE be approved for use as a single dose in 24 hours when used with the FDA recommended REMS for the treatment for agitation in patients with schizophrenia or bipolar mania. The vote on this question was 9/8/1 (yes/no/abstain).

The FDA takes an advisory committee’s advice into consideration as part of its review of an NDA, but is not bound by an advisory committee’s recommendations. After reviewing and discussing the ADASUVE data and the FDA proposed REMS, the committee voted on the following additional questions:

•

Does the committee conclude that ADASUVE (loxapine) inhalation powder has been shown to be effective as a treatment for agitation in patients with schizophrenia or bipolar mania? The resulting vote was: 17/1/0 (yes/no/abstain).

•	Does the committee conclude that ADASUVE (loxapine) inhalation powder has been shown to be acceptably safe for use as a treatment for agitation in patients with schizophrenia or bipolar mania:

•	a. When used in conjunction with the REMS proposed by the sponsor? The resulting vote was: 1/17/0 (yes/no/abstain).

•	b. When used in conjunction with the REMS proposed by the FDA? The resulting vote was: 5/12/1 (yes/no/abstain).

•

Does the committee conclude that ADASUVE (loxapine) inhalation powder would be acceptably safe for use as a single dose in 24 hours as a treatment for agitation in patients with schizophrenia or bipolar mania when used in conjunction with the REMS proposed by FDA? The resulting vote was: 11/5/2 (yes/no/abstain).

In May 2012, we received a second CRL from the FDA regarding our NDA for ADASUVE. In that CRL, the FDA noted, “During a recent inspection of the Mountain View, CA manufacturing facility for this application, our field investigator conveyed deficiencies to the representative of the facility. Satisfactory resolution of these deficiencies is required before this application may be approved.” We believe the deficiencies are medical device specific and readily addressable. We plan to meet with the FDA to gain a better understanding of the specific deficiencies and this meeting will be scheduled as soon as practical. There were no new clinical or safety issues identified and there were no other deficiencies outlined in the CRL. With respect to the ADASUVE REMS, the CRL stated that discussions can continue on the proposed REMS after the response to the action letter has been submitted. The CRL also contained comments on draft product labeling. We believe that there is substantial agreement between us and the FDA on the REMS and product labeling.

In October 2010, we were notified that ADASUVE was eligible for submission to the European Medicines Agency, or EMA, for an opinion regarding the potential approval of ADASUVE through the centralized marketing authorization procedure. Marketing authorization granted by the European Commission on the basis of the opinion issued by the EMA are valid in all of the European Union member states. In November 2010, we received notification of the Rapporteur/Co-Rapporteur appointments for ADASUVE. In May 2011, we conducted a meeting with the Rapporteur and, in July 2011, we conducted a meeting with the Co-Rapporteur. We also have been notified that ADASUVE is acceptable for submission as a trade name and have completed work on the Pediatric Investigation Plan for the Marketing Authorization Application, or MAA, submission. On October 26, 2011, the EMA accepted the submission of our ADASUVE MAA. In March 2012, we received the Committee for Medicinal Products for Human Use, or CHMP, Consolidated List of Questions, or the Day 120 List of Questions, regarding our ADASUVE MAA. The Day 120 List of Questions included major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan, other aspects of the risk management plan, and the need to obtain an European Union Good Manufacturing Practices certificate for our Mountain View, California manufacturing facility and commercial manufacturing process. We and Grupo Ferrer are planning on meeting with the EMA to further understand specifics of the Day 120 List of Questions. We are planning the submission of our responses, or the Day 121 submission, to the EMA for early in the third quarter of 2012.

In October 2011, we entered into a commercial partnership with Grupo Ferrer pursuant to a Collaboration, License and Supply Agreement, or the Ferrer Agreement, to commercialize ADASUVE in Europe, Latin America, Russia and the Commonwealth of Independent States countries, or the Ferrer Territories. Under the terms of the Ferrer Agreement, we received an up-front cash payment of $10 million, $5 million of which was paid to the former Symphony Allegro stock holders, or the Allegro Investors. We are eligible to receive additional milestone payments contingent on individual country commercial sales initiation and cumulative net sales targets. We will be responsible for filing and obtaining marketing authorization from the European Commission on the basis of the ADASUVE Marketing Authorization Application, or MAA, submitted to the EMA. Grupo Ferrer will be responsible for satisfaction of all other regulatory and pricing reimbursement requirements to market and sell ADASUVE in the Ferrer Territories. Grupo Ferrer will have the exclusive rights to commercialize ADASUVE in the Ferrer Territories. We will supply ADASUVE to Grupo Ferrer for all of its commercial sales, and will receive a specified per-unit transfer price. Either party may terminate the Ferrer Agreement for the other party’s uncured material breach or bankruptcy. The Ferrer Agreement continues in effect on a country-by-country basis until the later of the last to expire patent covering ADASUVE in such country or 12 years after first commercial sale. The Ferrer Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

In March 2012, we entered into an amendment to the Ferrer Agreement. Grupo Ferrer and Alexza agreed to eliminate a future potential milestone payment in exchange for Grupo Ferrer’s purchase of $3 million of our common stock and Grupo Ferrer purchased approximately 2.42 million shares of our common stock for $1.24 per share. During 2012, up to an additional $8 million of our common stock may be purchased by Grupo Ferrer, upon a request by us and subject to acceptance by Grupo Ferrer, in exchange for the elimination of additional milestones at a price per share that will be a premium to the market price on the date of purchase.

We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balance at March 31, 2012, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the fourth quarter of 2012. We are unable to assert that our financial position is sufficient to fund operations beyond the fourth quarter of 2012, and as a result, there is substantial doubt about our ability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue to pursue approval to commercialize ADASUVE in the United States or other countries, to continue development of our product candidates or to continue operations.

On February 23, 2012, we issued an aggregate of 44,000,000 shares of our common stock and warrants to purchase up to an additional 44,000,000 shares of our common stock in an underwritten public offering. Net proceeds from the offering were approximately $20.2 million, after deducting offering expenses. The warrants are exercisable beginning February 24, 2013 at $0.50 per share and will expire on February 23, 2017. The shares of common stock and warrants were sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. We agreed to customary obligations, including indemnification.

Other than those licensed to Grupo Ferrer for our ADASUVE product candidate and Cypress Biosciences, Inc., or Cypress, for our Staccato nicotine product candidate, we have retained all rights to our product candidates and the Staccato system. We intend to capitalize on our internal resources to develop certain product candidates and to identify routes to utilize external resources to develop and commercialize other product candidates.

We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, equipment financings, debt financings and government grants. We have generated $67.4 million in revenues from inception through March 31, 2012, primarily through license and development agreements and to a lesser extent United States Small Business Innovation

Research grants and drug compound feasibility studies. Prior to 2007, we recognized governmental grant revenue and drug compound feasibility revenue. However, we expect no grant revenue or drug compound feasibility screening revenue in 2012. We do not expect any product revenue until at least mid-2013.

We have incurred significant losses since our inception. As of March 31, 2012, our deficit accumulated during development stage was $310.5 million and total stockholders’ equity was $10.3 million. We recognized net losses of $3.8 million in the three months ended March 31, 2012 and $40.5 million, $1.5 million and $56.1 million in the years ended December 31, 2011, 2010 and 2009, respectively, and $355.6 million in the period from December 19, 2000 (Inception) to March 31, 2012. In February 2012, we reduced our workforce by 29, or 38% of our employees. We expect our operating expenses to decrease in the remaining three quarters of 2012 as we reduce expenses to conserve our cash resources.

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long term success. If we do not complete development of our product candidates and obtain regulatory approval to market one or more of these product candidates, we may be forced to cease operations. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. Our strategy is to focus our resources on ADASUVE. In addition, we plan to seek additional commercial partners for the worldwide development and commercialization for all of our product candidates. If in the future we enter into additional partnerships, third parties could have control over preclinical development, clinical trials or the regulatory process for some of our product candidates. Accordingly, the progress of such product candidates would not be under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to any future partnerships or how such arrangements would affect our development plans or capital requirements.

As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. While we are currently focused on developing our product candidates, we anticipate that we and our partners will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential. We do not expect any of our current product candidates to be commercially available before mid-2013, if at all.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Revenue

Revenues for the three months ended March 31, 2012 and 2011 were $1,884,000 and $1,259,000, respectively. We recognized revenues related to our license and development agreement with Cypress signed in August 2010 in both periods. Revenues in the three months ended March 31, 2012 also included $625,000 related to our commercial partnership with Grupo Ferrer signed in October 2011. We do not anticipate product revenues until at least mid-2013.

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

The following table allocates our expenditures between product candidate costs or general research, based on our internal records and estimated allocations of employee time and related expenses (in thousands):

	Three Months Ended March 31,
	2012	2011
Product candidate expenses	$4,574	$5,714
General research	458	548

Total research and development expenses	$5,032	$6,262

Research and development expenses were $5.0 million and $6.3 million during the three months ended March 31, 2012 and 2011, respectively. The decrease in research and development expenses was a result of the suspension of development of our AZ-007 and Staccato nicotine product candidates as well as our efforts to conserve cash resources, including the 38% reduction in our workforce in February 2012. Due to the reduction in our workforce, we recorded a reversal of share-based compensation for unvested stock options, expensed in earlier periods, that resulted in a reduction of research and development costs of $431,000.

We expect research and development expenses will decrease over the remaining three quarters of 2012 as we continue to reduce expenses to conserve our cash resources.

General and Administrative Expenses

General and administrative expenses were $1.2 million and $2.8 million during the three months ended March 31, 2012 and 2011, respectively. The decrease was due to a non-cash contra expense of $1.4 million related to the termination of our lease and associated subleases of one of our Mountain View facilities as well as our efforts to conserve cash resources, including the 38% reduction in our workforce in February 2012. The non-cash contra expense was a result of the reversal of deferred rent liability, net of the accelerated depreciation of the fixed assets, related to the facility.

Excluding the one-time contra expense related to the lease termination, we expect general and administrative expenses to decrease over the remaining three quarters of 2012 as we continue to reduce expenses to conserve our cash resources.

Change in the Fair Value of Contingent Consideration Liability

In connection with our acquisition of all of the outstanding equity of Symphony Allegro, Inc., or Allegro, in the third quarter of 2009, we are obligated to pay Symphony Allegro Holdings LLC, or Holdings, certain percentages of cash receipts that may be generated from future collaboration transactions for ADASUVE, AZ-104 and/or AZ-002. We measure the fair value of this contingent consideration liability on a recurring basis. Any changes in the fair value of this contingent consideration liability are recognized in earnings in the period of the change. Certain events, including, but not limited to, clinical trial results, regulatory approval or nonapproval of our submissions, such as our ADASUVE MAA filed with the EMA in October 2011, the timing and terms of a strategic partnership, and the commercial success of ADASUVE, AZ-104, and/or AZ-002, could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations. During the three months ended March 31, 2012, we updated the contingent liability fair value model primarily to reflect the timing of certain cash flows as a result of the delay in our ADASUVE PDUFA goal date. This update resulted in a non-operating, non-cash gain of $1.0 million during the three months ended March 31, 2012.

Interest and Other Income/(Expense), Net

Interest and other income/(expense) was $(1,000) and $10,000 for the three months ended March 31, 2012 and 2011, respectively. The amounts primarily represent income earned on our cash, cash equivalents, marketable securities and restricted cash. We expect interest income to continue to remain nominal through 2012 as we expect the low interest rate environment to continue.

Interest Expense

Interest expense was $433,000 and $602,000 for the three months ended March 31, 2012 and 2011, respectively. The amounts represent interest on our equipment financing obligations and term loan agreements. Interest expense decreased due to a reduction in our outstanding debt balances as we continue to make our scheduled payments. We expect interest expense to decrease from first quarter levels due to decreasing outstanding debt balances as we make our monthly payments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, revenues primarily from licensing and development agreements, government grants and payments from Allegro. We have received additional funding from financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our 2005 Employee Stock Purchase Plan, or ESPP. As of March 31, 2012, we had $33.6 million in cash, cash equivalents, marketable securities and restricted cash. Our cash and marketable security balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Cash Flows from Operating Activities. Net cash provided by (used in) operating activities was $1.4 million and $(8.3) million during the three months ended March 31, 2012 and 2011, respectively. The net cash used in the three months ended March 31, 2012 primarily reflects the net loss of $3.8 million and the $1 million non-cash gain related to the reduction of the contingent consideration liability partially offset by share-based compensation expense of $0.6 million and depreciation and amortization of $1.6 million. Cash flows from operating activities were also impacted by the receipt of the $10 million receivable from Grupo Ferrer, the decrease in accounts payable of $2.1 million and deferred rent of $2.7 million.

The net cash used in the three months ended March 31, 2011 primarily reflects the net loss of $8.4 million offset by share-based compensation expense of $0.5 million and depreciation and amortization of $1.1 million, and the decrease in accounts payable of $1.2 million and deferred rent of $0.6 million.

Cash Flows from Investing Activities. Net cash provided by investing activities was $2.0 million and $17.9 million during the three months ended March 31, 2012 and 2011, respectively. Investing activities consist primarily of purchases and maturities of marketable securities. During the three months ended March 31, 2012 and 2011, we had maturities of marketable securities of $2.0 million and $17.9 million, respectively.

Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $6.1 million and $(1.2) million during the three months ended March 31, 2012 and 2011, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our financing agreements. In the three months ended March 31, 2012, we raised net proceeds of approximately $20.2 million from a public offering and approximately $1.5 million from the sale of common stock to Grupo Ferrer. We made a payment of $5.0 million to Holdings as a result of our receipt of the $10 million Grupo Ferrer upfront payment, and we entered into an agreement with Hercules Technology Growth Capital, Inc., or Hercules, to establish a restricted cash account impacting cash flows by $9.2 million. In the three months ended March 31, 2012 and 2011, principal payments on our financing obligations were $1.5 million and $1.2 million, respectively.

We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balance at March 31, 2012, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the fourth quarter of 2012. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	expenditures related to continued preclinical and clinical development of our lead product candidates during this period within budgeted levels;

•	no unexpected costs related to the development of our manufacturing capability;

•	no unexpected costs related to the our response to the CRL issued by the FDA related to the ADASUVE NDA;

•	no unexpected costs related to the EMA review of our ADASUVE MAA; and

•	no growth in the number of our employees during this period.

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

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs, or reduce our efforts to build our commercial manufacturing, marketing and sales capacity, and other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Applicable listing standards, may affect our ability to consummate certain types of offerings of our securities in the future. Given the limited number of additional authorized shares of our common stock, we may not be able to raise significant proceeds through the sale of our equity securities. If we raise funds through additional collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies, product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition, results of operations, and prospects.

Contractual Obligations

We lease a 64,104 square foot manufacturing, office and laboratory facility in Mountain View, California, which we began to occupy in the fourth quarter of 2007. The lease expires on March 31, 2018, and we have two options to extend the lease for five years each. We sublease 2,500 square feet on a month-to-month basis. We believe that the Mountain View facility is sufficient for our office, manufacturing and laboratory needs for at least the next three years.

On May 4, 2010, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules. Under the terms of the Loan Agreement, we borrowed $15,000,000 at an interest rate equal to the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14%, and issued to Hercules a secured term promissory note evidencing the loan. We made interest only payments through January 2011 and beginning in February 2011 the loan began to be repaid in 33 equal monthly installments.

On November 2, 2007, we entered into a manufacturing and supply agreement, or the manufacture agreement, with Autoliv ASP, Inc., or Autoliv, relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and us executed in October 2005.

In June 2010 and February 2011, we entered into agreements to amend the terms of the manufacture agreement, or the amendments. Under the terms of the first of the amendments, we paid Autoliv $4 million and issued Autoliv a $4 million unsecured promissory note in return for a production line for the commercial manufacture of chemical heat packages. Each production line is comprised of two identical and self-sustaining “cells,” and the first such cell was completed, installed and qualified in connection with such amendment. Under the terms of the second of the amendments, the original $4 million note was cancelled and a new unsecured promissory note was issued with a reduced principal amount of $2.8 million, or the second note, and production on the second cell ceased. The second note is payable in 48 equal monthly installments of approximately $68,000. In the event that we request completion of the second cell of the first production line for the commercial manufacture of chemical heat packages, Autoliv will complete, install and fully qualify such second cell for a cost to us of $1.2 million and Autoliv will transfer ownership of such cell to us upon the payment in full of such $1.2 million and the second note. At our request, Autoliv will manufacture up to two additional production lines for the commercial manufacture of chemical heat packages at a cost not to exceed $2,400,000 for each additional line.

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

Our scheduled future minimum contractual payments, net of sublease income, including interest at March 31, 2012, are as follows (in thousands):

	Operating Lease Agreements	Financing Obligations	Total
2012 - remaining 9 months	2,960	5,355	8,315
2013	3,542	6,124	9,666
2014	3,502	815	4,317
2015	3,197	—	3,197
2016	3,287	—	3,287
Thereafter	4,239	—	4,239

Total	$20,727	$12,294	$33,021

As part of our purchase of all of the outstanding equity of Allegro in August 2009, we agreed to pay to Holdings certain percentages of cash payments that may be generated from future partnering transactions pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam). In January 2012, we made a payment to Holdings of $5 million as a result of the $10 million upfront payment we received from Grupo Ferrer.

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

While our significant accounting policies are more fully described in Note 3 of the notes to the consolidated financial statements in our Annual Report on Form 10-K as filed with the SEC on March 12, 2012, we believe the following accounting policies are critical to the process of making significant estimates and judgments in preparation of our financial statements.

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

Contingent Consideration Liability

In August 2009, we completed our purchase of all of the outstanding equity of Allegro, and in exchange we: (i) issued to the former Allegro stockholders, or the Allegro Investors, 10 million shares of our common stock; (ii) issued to the Allegro Investors five-year warrants to purchase five million shares of our common stock with an exercise price of $2.26 per share; and (iii) will pay to the Allegro Investors certain percentages of cash payments that may be generated from future partnering transactions pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam).

We estimate the fair value of the liability associated with the contingent cash payments to the Allegro Investors, or contingent consideration liability, on a quarterly basis using a probability-weighted discounted cash flow model. We derive multiple cash flow scenarios for each product candidates subject to the cash payments and apply a probability to each of the scenarios. These probability and risk adjusted weighted average cash flows are then discounted utilizing our estimated weighted average cost of capital, or WACC. Our WACC considers our cash position, competition, risk of substitute products, and risk associated with the financing of the development projects. We determined the discount rate to be 18% and applied this rate to the probability adjusted cash flow scenarios.

We record any changes in the fair value of the contingent consideration liability in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, FDA or EMA approval or non-approval of our submissions, the timing and terms of any strategic partnership agreement, the commercial success of ADASUVE, AZ-104 or AZ-002 and the discount rate assumption could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations and financial position.

Revenue Recognition

We recognize revenue in accordance with the SEC Staff Accounting Bulletin, No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revision of Topic 13. In determining the accounting for collaboration agreements, we determine whether an arrangement involves multiple revenue-generating deliverables that should be accounted for as a single unit of accounting or divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the arrangement represents a single unit of accounting, the revenue recognition policy and the performance obligation period must be determined, if not already contractually defined, for the entire arrangement. If the arrangement represents separate units of accounting, a revenue recognition policy must be determined for each unit.

For collaborations entered into prior to January 1, 2011 we followed the guidelines of Accounting Standards Codification, or ASC, 605-25 Revenue Recognition Multiple-Element Arrangement. For collaboration agreements entered into or significantly modified on or subsequent to January 1, 2011, we followed the guidelines of Accounting Standards Update, or ASU, 2009-13, which amends the criteria to identify separate units of accounting within ASC 605-25. The revised guidance eliminated the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable is determined using vendor specific objective evidence of selling price, if it exists, otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method.

For milestone payments, the Company follows the guidance of ASU 2010-17, “Milestone Method of Revenue Recognition a consensus of the FASB Emerging Issues Task Force.” ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone is considered substantive if; (i) there is uncertainty that the milestones will be met, (ii) the milestone can be achieved only with our past and current performance and (iii) the achievement of the milestone will result in additional payment.

Revenues for non-refundable upfront license fee payments, where we continue to have obligations, will be recognized as performance occurs and obligations are completed.

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board, or FASB, issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-15 requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted these disclosure requirements in this first quarter of 2012.

On May 12, 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework. There are few differences between ASU 2011-04 and its international counterpart, IFRS 13. ASU 2011-04 is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The adoption of ASU 2011-04 did not have a material effect on our financial position, results of operations or cash flows.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and restricted cash. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of March 31, 2012, we had cash, cash equivalents, marketable securities and restricted cash of $33.6 million. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management (with the participation of our chief executive officer, principal financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and principal financial officer have concluded that, as of March 31, 2012, our internal disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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

Our audited financial statements for the fiscal year ended December 31, 2011 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our operating and capital plans for the next twelve months call for cash expenditure to exceed our cash, cash equivalents, marketable securities, restricted cash and working capital. Our management concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses, raise additional funds, principally through the additional sales of our securities or debt financings, or enter into an additional corporate partnership to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

We have a history of net losses. We expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $3.8 million, $40.5 million, $1.5 million, and $56.1 million for the three months ended March 31, 2012, and the years ended December 31, 2011, 2010 and 2009, respectively, and $355.6 million for the period from December 19, 2000 (inception) to March 31, 2012. As of March 31, 2012, we had a deficit accumulated during development stage of $310.5 million and a stockholders’ equity of $10.3 million. We expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

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

You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not completed clinical development for any of our product candidates. In May 2012, we received a second CRL from the FDA regarding our NDA for our ADASUVE product candidate. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. In the May 2012 CRL, the FDA noted, “During a recent inspection of the Mountain View, CA manufacturing facility for this application, our field investigator conveyed deficiencies to the representative of the facility. Satisfactory resolution of these deficiencies is required before this application may be approved.” With respect to the ADASUVE REMS, the CRL stated that discussions can continue on the proposed REMS after the response to the action letter has been submitted. The CRL also contained FDA comments on draft product labeling. We may be unsuccessful in resolving the concerns raised in the CRL and we may never receive marketing approval for ADASUVE or any of our other product candidates. On October 26, 2011, the EMA accepted the submission of our ADASUVE MAA. In March 2012, we received the Day 120 List of Questions regarding our ADASUVE MAA. The Day 120 List of Questions included major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan, other aspects of the risk management plan, and the need to obtain an European Union Good Manufacturing Practices certificate for our Mountain View, California manufacturing facility and commercial manufacturing process. Each of our other product candidates is at an earlier stage of development and may be affected by concerns expressed in the CRL and/or the Day 120 List of Questions. Each of our product candidates will be unsuccessful if it:

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

Our ability to generate product revenue in the future is dependent on the successful development and commercialization of our product candidates. We have not proven our ability to develop and commercialize products. Problems frequently encountered in connection with the development and utilization of new and unproven technologies and the competitive environment in which we operate might limit our ability to develop commercially successful products. We do not expect any of our current product candidates to be commercially available before at least mid-2013, if at all. If we are unable to make our product candidates commercially available, we will not generate product revenues, and we will not be successful.

We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:

•	our response to the CRL and interactions with the FDA regarding the issues raised therein;

•	the cost and outcomes of other regulatory proceedings, such as the EMA review of the MAA for ADASUVE that we submitted in October 2011;

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

We believe that with current cash, cash equivalents, marketable securities and restricted cash and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the fourth quarter of 2012. In February 2012, we reduced our workforce by 29 employees or 38% of our workforce in an effort to preserve cash balances. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	expenditures related to continued preclinical and clinical development of our product candidates during this period within budgeted levels;

•	no unexpected costs related to the development of our manufacturing capability;

•	no unexpected costs related to our response to the CRL and interactions with the FDA regarding the issues raised therein;

•	no unexpected costs related to the EMA review of our ADASUVE MAA; and

•	no growth in the number of our employees during this period.

We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic partnerships or licensing arrangements. Any financing transaction may contain unfavorable terms. If we raise additional funds by issuing equity securities, such as our February 2012 public stock offering, our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we raise additional funds through strategic partnerships, we may be required to relinquish rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. In addition, in connection with our registered direct financing in May 2011, we agreed with the investors that, subject to certain exceptions, if we issue securities prior to the earlier of (i) the date on which we receive written approval from the FDA for our ADASUVE NDA or (ii) June 30, 2012, the investors in the offering have the right to purchase their pro rata share, based on their participation in the offering, of such securities. Complying with the terms of the foregoing rights and restrictions may make it more difficult to complete certain types of transactions and result in delays to our fundraising efforts.

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. We received a second CRL for our ADASUVE NDA in May 2012.

In May 2012, we received a second CRL from the FDA regarding our ADASUVE NDA. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. In the May 2012 CRL, the FDA noted, “During a recent inspection of the Mountain View, CA manufacturing facility for this application, our field investigator conveyed deficiencies to the representative of the facility. Satisfactory resolution of these deficiencies is required before this application may be approved.” With respect to the ADASUVE REMS, the CRL stated that discussions can continue on the proposed REMS after the response to the action letter has been submitted. The CRL also contained FDA comments on draft product labeling. We may be unsuccessful in resolving these issues and we may never receive marketing approval for ADASUVE or any of our other product candidates.

The FDA will conduct an in-depth review of our planned resubmission to determine whether to approve ADASUVE for commercial marketing for the indications we have proposed. If the FDA is not satisfied with the information we provide, the FDA may refuse to approve our NDA or may require us to perform additional studies or provide other information in order to secure approval. The FDA may delay, limit or refuse to approve the NDA we plan to resubmit if we do not sufficiently address the issues raised in the CRL.

If the FDA determines that the clinical trials submitted for a product candidate in support of an NDA are not conducted in full compliance with the applicable protocols for these studies, as well as with applicable regulations and standards, or if the FDA does not agree with a company’s interpretation of the results of such studies, the FDA may reject the data that resulted from such studies. The rejection of data from clinical trials required to support an NDA could negatively impact a company’s ability to obtain marketing authorization for a product candidate and would have a material adverse effect on a company’s business and financial condition.

In addition, an NDA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval during the review period. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b)(2) are successful, the FDA may be required to change its interpretation, which could delay or prevent the approval of an NDA. Any significant delay in the review or approval of our resubmitted NDA would have a material adverse effect on our business and financial condition.

On October 26, 2011, the EMA accepted the submission of our ADASUVE MAA for an opinion regarding the potential approval of ADASUVE prior to potential grant of marketing authorization by the European Commission. In March 2012, we received the Day 120 List of Questions regarding our ADASUVE MAA. The Day 120 List of Questions included major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan, other aspects of the risk management plan, and the need to obtain an European Union Good Manufacturing Practices certificate for our Mountain View, California manufacturing facility and commercial manufacturing process. Any significant delay in our response to the questions in the Day 120 List of Questions or in the review of approval of our application for marketing authorization following response to these questions may harm the chances for approval of our MAA, and would have a material adverse effect on our business and financial condition.

Unstable market conditions may have serious adverse consequences on our business.

The recent economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe that with current cash, cash equivalents, marketable securities, restricted cash and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the fourth quarter of 2012, we may obtain additional financing on less than attractive rates or on terms that are extremely dilutive to existing stockholders, such as our February 2012 underwritten public offering. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and stock price and could require us to delay or abandon clinical development plans or alter our operations. There is a risk that one or more of our current component manufacturers and partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

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

We have not yet received regulatory approval from the FDA or any foreign regulatory authority to market any of our product candidates. The clinical development and regulatory approval process is extremely expensive and takes many years. The timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for our product candidates, we will be unable to market and sell them and therefore we may never be profitable. In May 2012, the FDA issued a second CRL regarding our NDA for ADASUVE. In the May 2012 CRL, the FDA noted, “During a recent inspection of the Mountain View, CA manufacturing facility for this application, our field investigator conveyed deficiencies to the representative of the facility. Satisfactory resolution of these deficiencies is required before this application may be approved.” With respect to the ADASUVE REMS, the CRL stated that discussions can continue on the proposed REMS after the response to the action letter has been submitted. The CRL also contained FDA comments on draft product labeling. We may be unsuccessful in resolving these issues and we may never receive marketing approval for ADASUVE or any of our other product candidates.

In March 2012, we received the Day 120 List of Questions regarding our ADASUVE MAA. The Day 120 List of Questions included major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan, other aspects of the risk management plan, and the need to obtain an European Union Good Manufacturing Practices certificate for our Mountain View, California manufacturing facility and commercial manufacturing process. We may be unsuccessful in responding to the Day 120 List of Questions or our responses may not be acceptable to the EMA and we may never receive marketing authorization from the European Commission for ADASUVE or any of our product candidates as a result of the issues raised in the Day 120 List of Questions.

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

Part of the regulatory approval process includes compliance inspections of manufacturing facilities to ensure adherence to applicable regulations and guidelines. The regulatory agency may delay, limit or deny marketing approval of our other product candidates as a result of such inspections. In the fourth quarter of 2011, the FDA completed its second pre-approval inspection, or PAI, of our facility in Mountain View, California. In the May 2012 CRL, the FDA noted, “During a recent inspection of the Mountain View, CA manufacturing facility for this application, our field investigator conveyed deficiencies to the representative of the facility. Satisfactory resolution of these deficiencies is required before this application may be approved.” We may be unable to address these deficiencies and we may never receive marketing approval for ADASUVE or any of our other product candidates.

Any delay in, or failure to receive or maintain, approval for any of our product candidates could prevent us from ever generating meaningful revenues or achieving profitability. The Day 120 List of Questions that we received from the CHMP in March 2012 outlines major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan, other aspects of the risk management plan, and the need to obtain an European Union Good Manufacturing Practices certificate for the Alexza manufacturing facility and commercial manufacturing process. We may never receive marketing approval for ADASUVE or any of our other product candidates.

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

Even if we receive regulatory approval to market a particular product candidate, the FDA or a foreign regulatory authority could condition approval on conducting additional costly post-approval studies or trials or could limit the scope of our approved labeling or could impose burdensome post-approval obligations, such as those required under a REMS. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market, cause the FDA or a foreign regulatory authority to impose additional obligations or restrictions on marketing, or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, we will continue to be subject to FDA and foreign regulatory authority review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the FDA and foreign regulatory authorities could impose extensive regulatory requirements on the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping related to the product.

We have filed an MAA with the EMA for ADASUVE for the rapid control of agitation in adult patients with schizophrenia or bipolar disorder and plan to seek approval to market ADASUVE in other countries. In March 2012, we received the Day 120 List of Questions that outlined major objections to our ADASUVE MAA. Because of these and any other major objections that may be raised during the review procedure, we may not receive marketing authorization from the European Commission and would be unable to commercialize ADASUVE in the European Union. Alternatively, any marketing authorizations may be subject to conditions for approval or post-approval obligations. Such conditions or obligations may be costly and time consuming to fulfill and may affect our operations. For example, additional clinical data may be required to confirm the safety or efficacy profile of ADASUVE in the target patient population. In addition, marketing authorizations are subject to periodic reviews, which, if negative, could affect our ability to commercialize ADASUVE in the European Union.

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

For ADASUVE, the FDA recommended that the REMS contain measures to ensure that the product is only available in certified healthcare facilities that have ready access to albuterol and immediate access to advanced airway management capabilities. We may never reach agreement on terms that will both satisfy the FDA and permit marketing and use of ADASUVE in a commercially feasible manner. Even if we do reach agreement with the FDA about elements in a REMS for ADASUVE that permit commercially viable marketing, in the future the FDA could impose additional REMS elements that substantially burden or even eliminate that viability.

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

An API manufacturer must meet high precision and quality standards for that API to meet regulatory specifications and comply with regulatory requirements. A contract manufacturer is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign authorities to ensure strict compliance with current good manufacturing practice, or cGMP, and other applicable government regulations and corresponding foreign standards. Additionally, a contract manufacturer must pass a PAI by the FDA to ensure strict compliance with cGMP prior to the FDA’s approval of any product candidate for marketing. A contract manufacturer’s failure to conform with cGMP could result in the FDA’s refusal to approve or a delay in the FDA’s approval of a product candidate for marketing. We are ultimately responsible for confirming that the APIs used in our product candidates are manufactured in accordance with applicable regulations.

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

If we experience problems with the manufacturers of components of our product candidates, our development programs may be delayed and we may be subject to liability.

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

A key element of our business strategy is our intent to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for the development and potential commercialization of our product candidates. In December 2006, we entered into such a development relationship with Allegro and in December 2007 we entered into a strategic relationship with Endo Pharmaceuticals, Inc., or Endo, for the development of AZ-003, or the Endo license agreement. In January 2009, we mutually agreed with Endo to terminate the Endo license agreement. In June 2009, we amended the terms of our option agreement with Allegro, resulting in our acquisition of Allegro and the termination of the agreement in August 2009. In February 2010, we entered into a collaboration with Biovail Laboratories International SRL, or Biovail, for the commercialization of ADASUVE in the United States and Canada. In October 2010, Biovail gave us notice that it was terminating the collaboration and the collaboration terminated in January 2011. In August 2010, we entered into a license and development agreement with Cypress for Staccato nicotine. In October 2011, we entered into the Ferrer Agreement with Grupo Ferrer for the commercialization of ADASUVE in the Ferrer Territories. We intend to enter into additional strategic partnerships with third parties to develop and commercialize our product candidates. Other than Cypress and Grupo Ferrer, we do not currently have any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate additional strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate additional strategic partnerships for our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of a product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

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

The Staccato system is a fundamentally new method of drug delivery. Any future product based on our Staccato system may not gain market acceptance among physicians, patients, third-party payors and the medical community. If these products do not achieve an adequate level of acceptance, we will not generate sufficient product revenues to become profitable. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	demonstration of acceptable quality, safety and efficacy in clinical trials and meeting applicable regulatory standards for approval;

•	the existence, prevalence and severity of any side effects;

•	potential or perceived advantages or disadvantages compared to alternative treatments;

•	offering therapeutic or other improvements over existing or future drugs used to treat the same or similar conditions;

•	perceptions about the relationship or similarity between our product candidates and the parent drug compound upon which each product candidate is based;

•	the timing of market entry relative to competitive treatments;

•	the ability to offer any future products for sale at competitive prices;

•	relative convenience, product dependability and ease of administration;

•	the restrictions imposed on ADASUVE by any REMS program and labeling requirements the FDA may require;

•	the strength of marketing and distribution support;

•	acceptance by patients, the medical community or third-party payors, if ADASUVE is approved;

•	the sufficiency of coverage and reimbursement of our product candidates by governmental and other third-party payors; and

•	the product labeling, including the package insert, and the marketing restrictions required by the FDA or regulatory authorities in other countries.

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

Our current patents or any future patents that may be issued regarding our product candidates or methods of using them, can be challenged by our competitors who can argue that our patents are invalid and/or unenforceable. Third parties may challenge our rights to, or the scope or validity of, our patents. Patents also may not protect our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The FDCA and the FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, non-infringing versions of a drug or device in order to facilitate the approval of generic substitutes. These same types of incentives encourage manufacturers to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor.

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

We anticipate that, if approved, AZ-007 would compete with non-benzodiazepine GABA-A receptor agonists. We are aware of more than 13 approved generic versions of zolpidem, or zaleplon, oral tablets, as well as at least one insomnia product, a version of zolpidem intended to treat middle of the night awakening, that has been approved by the FDA. Additionally, we are aware of one product in Phase 3 development for the treatment of insomnia.

We anticipate that, if approved, AZ-104 would compete with currently marketed triptan drugs and with other migraine headache treatments. In addition, we are aware of at least one new migraine product under review by the FDA, which is an inhaled formulation, and at least four new product candidates in late-phase development for the treatment of migraines.

We anticipate that, if approved, AZ-003 would compete with some of the available forms of fentanyl, including injectable fentanyl, oral transmucosal and nasal fentanyl formulations and ionophoretic transdermal delivery of fentanyl. We are also aware of two fentanyl products approved by regulatory agencies in the United States or abroad, and at least four products in Phase 3 clinical trial development for acute pain. In addition, if approved, AZ-003 would compete with various generic opioid drugs, such as oxycodone, hydrocodone and morphine, or combination products including one or more of such drugs.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates in clinical trials and will face an even greater risk if we or any partner we have or may obtain commercializes any products. We may be held liable if any product we develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, liability claims may result in decreased demand for any product candidates that we may develop, injury to our reputation, withdrawal of clinical trials, costs to defend litigation, substantial monetary awards to clinical trial participants or patients, loss of revenue and the inability to commercialize any products that we develop. We have product liability insurance that covers our clinical trials up to a $10 million aggregate annual limit. We intend to expand product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for ADASUVE or any other products that we may develop. However, this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or delay the commercialization of our product candidates. If we are sued for any injury caused by any future products, our liability could exceed our total assets.

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

The Controlled Substances Act imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. The U.S. Drug Enforcement Administration, or DEA, regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Alprazolam, the API in AZ-002, is regulated as a Schedule IV substance, fentanyl, the API in AZ-003, is regulated as a Schedule II substance, and zaleplon, the API in AZ-007, is regulated as a Schedule IV substance. Each of these product candidates is subject to DEA regulations relating to manufacture, storage, record keeping and reporting, distribution and physician prescription procedures, and DEA regulations may impact the amount of the scheduled substance that would be available for clinical trials and commercial distribution. As a Schedule II substance, fentanyl is subject to more stringent controls, including quotas on the amount of product that can be manufactured as well as a prohibition on the refilling of prescriptions without a new prescription from the physician. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation, or denial of renewal, of DEA registrations, injunctions, or civil or criminal penalties and could harm our business, financial condition and results of operations.

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

As a public company, we need to comply with Sarbanes-Oxley and the related rules and regulations of the SEC, including expanded disclosure, accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of Sarbanes-Oxley and other requirements will continue to increase our costs and require additional management resources. We will need to continue to implement additional finance and accounting systems, procedures and controls as we grow to satisfy new reporting requirements. We currently do not have an internal audit group. In addition, we may need to hire additional legal and accounting staff with appropriate experience and technical knowledge, and we cannot assure you that if additional staffing is necessary that we will be able to do so in a timely fashion.

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

Anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010, generally prohibit directly or indirectly giving, offering, or promising anything of value to improperly induce the recipient to act, or refrain from acting, in a manner that would confer a commercial advantage. The anti-bribery provisions of the U.S. Foreign Corrupt Practices Act generally prohibit directly or indirectly giving, offering or promising an inducement to a public official (broadly interpreted) to corruptly influence the official’s actions in order to obtain a commercial advantage. The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery in both the private and public sectors. In addition, an organization that “fails to prevent bribery” by anyone associated with the organization may be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. If we receive approval to market ADASUVE, we plan to adopt and implement policies and procedures to ensure that those involved in the marketing, sale, and distribution of our products are both aware of these legal requirements and committed to complying therewith. However, we cannot assure that these policies and procedures will protect us from potentially illegal acts committed by individual employees or agents. If we were found to be liable for anti-bribery law violations, we could be subject to criminal or civil penalties or other sanctions that could have a material adverse effect on our business and financial condition.

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

If we are approved for marketing, we will also be subject to regulation by regional, national, state and local agencies, including the DEA, the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we may in the future commercialize our products. The FDCA, the Public Health Service Act, the Social Security Act, and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Any manufacturing, licensing, or commercialization partners we have or may in the future have, including Grupo Ferrer, will be subject to many of the same requirements.

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

If we or any of our partners fail to comply with applicable federal, state, local, or foreign regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our or our partners’ ability to commercialize our products if any of our product candidates are approved for marketing and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products if any of our product candidates are approved for marketing. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

Our facility is located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could damage our facility and equipment, which could cause us to curtail or cease operations.

Our facility is located in the San Francisco Bay Area near known earthquake fault zones and, therefore, is vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, such as power loss, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We currently may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and results of operations.

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

We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in August 2009 we issued 10,000,000 shares of our common stock and warrants to purchase an additional 5,000,000 shares of our common stock in connection with the closing of our acquisition of all of the equity of Allegro, in October 2009 we issued 8,107,012 shares of our common stock and warrants to purchase an additional 7,296,312 shares of our common stock in a private placement, in May 2010 we issued a warrant to purchase 376,394 shares of our common stock in connection with a secured term debt financing, in August 2010 we issued 6,685,183 shares of our common stock and warrants to purchase up to an additional 3,342,589 shares of our common stock in a registered direct offering and in May 2011 we issued 11,927,034 shares of our common stock and warrants to purchase up to an additional 4,174,457 shares of our common stock in a registered direct offering. In February 2012, we issued 44,000,000 shares of our common stock and warrants to purchase up to an additional 44,000,000 shares of our common stock in an underwritten public offering and in March 2012, we issued 2,419,355 shares of our common stock in a private placement to Grupo Ferrer. If we enter into other financing transactions in which we issue equity securities in the future, our existing common stockholders will experience immediate dilution upon any such issuance.

If we fail to regain compliance with the listing requirements of The NASDAQ Global Market, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50 million. On January 31, 2012, we received a notice from The NASDAQ Stock Market indicating that our common stock had not met the $1.00 per share minimum closing bid price requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. In accordance with the NASDAQ Marketplace Rules, we have been provided an initial compliance period of 180 calendar days, or until July 30, 2012, to regain compliance with the minimum closing bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to July 30, 2012. If we do not regain compliance by July 30, 2012, we may be eligible for an additional grace period if we satisfy certain conditions, including applying to transfer the listing of our common stock to The NASDAQ Capital Market and satisfying the listing standards for The NASDAQ Capital Market, with the exception of the minimum closing bid price requirement. If The NASDAQ Stock Market staff determines that we would not be able to cure the minimum closing bid price deficiency, or if we are otherwise not eligible for such additional compliance period, The NASDAQ Stock Market will provide notice that our common stock will be subject to delisting. We would have the right to appeal a determination to delist our common stock, and the common stock would remain listed on The NASDAQ Global Market until the completion of the appeal process.

The closing bid price of our common stock on The NASDAQ Global Market was $0.47 on May 7, 2012, and has been below $1.00 each trading day since December 7, 2011. As a result, we may be subject to a delisting of our common stock from The NASDAQ Global Market if we do not regain compliance with the minimum closing bid price requirement. We intend to seek stockholder approval to effect a reverse stock split for this purpose. However, a reverse stock split may not prevent the common stock from dropping back down below The NASDAQ Global Market minimum closing bid price requirement in the future. It is also possible that we would otherwise fail to satisfy another NASDAQ Global Market requirement for continued listing of our common stock. As of May 7, 2012, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $50.7 million and the total market value of our listed securities was $55.7 million. As of March 31, 2012, we had stockholders’ equity of $8.8 million.

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

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

This information has been previously included on a Current Report on Form 8-K, filed with the SEC on March 7, 2012.

Use of Proceeds from the Sale of Registered Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On March 22, 2012, our Board of Directors, or the Board, approved June 6, 2012 as the date of our 2012 Annual Meeting of Stockholders, or the Annual Meeting. The Board also approved April 20, 2012 as the record date for stockholders entitled to notice of and to vote at the Annual Meeting.

Because the Annual Meeting will be held more than 30 days from the calendar date of our 2011 Annual Meeting of Stockholders, the due dates for the provision of any qualified stockholder proposal or qualified stockholder nominations under the rules of the SEC and the bylaws of the Company listed in the Company’s 2011 Proxy Statement on Schedule 14A as filed with the SEC on June 17, 2011 are no longer applicable. As previously reported on a Current Report on Form 8-K filed with the SEC on March 26, 2012, such nominations or proposals, including any notice on Schedule 14N, were due no later than April 5, 2012. Our definitive proxy materials for the Annual Meeting were made available on April 27, 2012.

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

Alexza Pharmaceuticals, Inc.
(Registrant)

May 10, 2012	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer
(principal executive officer)

May 10, 2012	/s/ Mark K. Oki
Mark K. Oki
Vice President, Finance, Controller and Secretary
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.3	Amended and Restated Bylaws. (2)

3.4	Amendment to Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (2)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (2)

10.1	Partial Lease Termination Agreement between the Registrant and Britannia Hacienda VIII LLC dated February 7, 2012. (4)

10.2	Amendment No. 2 to Loan and Security Agreement among Registrant, Symphony Allegro, Inc. and Hercules Technology Growth Capital, Inc. dated January 25, 2012. (4)

10.3†	Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated October 5, 2011. (4)

10.4	Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated March 5, 2012. (4)

10.5	Form of Warrant to Purchase Shares of Common Stock dated February 23, 2012. (5)

10.6*♦	Form of Retention Bonus letter agreement between Registrant and each of Thomas B. King, James V. Casella, Michael J. Simms and Mark K. Oki dated March 23, 2012.

10.7*♦	Form of Issuance of an Officer RSU Retention Grant letter agreement between Registrant and each of Thomas B. King, James V. Casella, Michael J. Simms and Mark K. Oki dated March 23, 2012.

10.8*♦	2012 Cash Bonus Plan.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS‡	XBRL Instance Document (furnished electronically herewith).

101.SCH‡	XBRL Taxonomy Extension Schema Document (furnished electronically herewith).

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith).

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith).

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith).

♦	Filed herewith.
*	Management contract or compensation plan or arrangement.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.
‡	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 8, 2011.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(3)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.
(4)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 12, 2012.
(5)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 17, 2012.