Form 10-Q
period 2012-06-30
Alexza Pharmaceuticals Inc.
filed 2012-08-08
CIK 1344413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Total number of shares of common stock outstanding as of July 27, 2012: 12,036,642.

ALEXZA PHARMACEUTICALS, INC.

page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	3

Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011 and the period from December 19, 2000 (inception) to June 30, 2012	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and the period from December 19, 2000 (inception) to June 30, 2012	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION	28

Item 1A. Risk Factors	28

Item 1. Legal Proceedings	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3. Defaults Upon Senior Securities	48

Item 4. Mine Safety Disclosures	48

Item 5. Other Information	48

Item 6. Exhibits	48

SIGNATURES	49

EXHIBIT INDEX	50

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALEXZA PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2012	December 31, 2011(1)
ASSETS
Current assets:
Cash and cash equivalents	$18,526	$14,902
Marketable securities	—	2,001
Restricted cash	7,847	—
Receivables	—	10,000
Prepaid expenses and other current assets	522	649

Total current assets	26,895	27,552

Property and equipment, net	17,875	20,425
Other assets	615	628

Total assets	$45,385	$48,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,384	$3,603
Accrued clinical trial expenses	96	134
Other accrued expenses	2,248	2,872
Current portion of contingent consideration liability	5,100	12,300
Financing obligations	9,473	12,280
Current portion of deferred revenue	2,915	3,759

Total current liabilities	21,216	34,948

Deferred rent	9,089	12,274
Noncurrent portion of contingent consideration liability	5,200	4,200
Noncurrent portion of deferred revenues	6,558	6,875

Stockholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in-capital	320,740	296,942
Deficit accumulated during development stage	(317,419)	(306,635)

Total stockholders’ equity (deficit)	3,322	(9,692)

Total liabilities and stockholders’ equity	$45,385	$48,605

(1)	The condensed consolidated balance sheet at December 31, 2011 has been derived from audited consolidated financial statements at that date.

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

					Period from December 19, 2000 (inception) to June 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012
Revenue	$728	$1,258	$2,612	$2,517	$68,093

Operating expenses:
Research and development	5,010	6,664	10,042	12,926	316,293
General and administrative	2,904	2,735	4,149	5,555	108,025
Restructuring charges	—	—	—	—	2,037
Acquired in-process research and development	—	—	—	—	3,916

Total operating expenses	7,914	9,399	14,191	18,481	430,271

Loss from operations	(7,186)	(8,141)	(11,579)	(15,964)	(362,178)

Loss/ (gain) on change in fair value of contingent consideration liability	200	(300)	1,200	(300)	(5,945)
Interest and other income/ (expense), net	409	7	408	17	14,297
Interest expense	(380)	(572)	(813)	(1,174)	(8,682)

Net loss	(6,957)	(9,006)	(10,784)	(17,421)	(362,508)

Consideration paid in excess of noncontrolling interest	—	—	—	—	(61,566)
Net loss attributable to noncontrolling interest in Symphony Allegro, Inc.	—	—	—	—	45,089

Net loss attributable to Alexza common stockholders	$(6,957)	$(9,006)	$(10,784)	$(17,421)	$(378,985)

Basic and diluted net loss per share attributable to Alexza common stockholders	$(0.58)	$(1.34)	$(1.03)	$(2.74)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	11,903	6,731	10,474	6,360

Change in unrealized gain (loss) on marketable securities	—	15	—	15	—

Comprehensive loss attributed to Alexza common stockholders	$(6,957)	$(8,991)	$(10,784)	$(17,406)	$(378,985)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

			Period from December 19, 2000 (inception) to June 30,
	Six Months Ended June 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(10,784)	$(17,421)	$(362,508)
Adjustments to reconcile net loss attributable to Alexza common stockholders to net cash provided by (used in) operating activities:
Share-based compensation	2,016	823	26,281
Change in fair value of contingent liability	(1,200)	300	5,945
Extinguishment of officer note receivable	—	—	2,300
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	246	247	1,538
Amortization of premium (discount) on available-for-sale securities	1	142	(216)
Write off of other asset	—	—	2,800
Depreciation and amortization	2,569	2,247	33,167
Gain on disposal of property and equipment	(409)	—	(204)
Changes in operating assets and liabilities:			—
Other receivables	10,000	—	—
Prepaid expenses and other current assets	127	244	(516)
Other assets	—	(140)	(2,843)
Accounts payable	(2,219)	(482)	1,255
Accrued clinical and other accrued liabilities	(727)	(185)	(1,551)
Deferred revenues	(1,161)	(555)	9,473
Other liabilities	(3,185)	(1,158)	12,479

Net cash provided by (used in) operating activities	(4,726)	(15,938)	(268,370)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(22,794)	(430,071)
Maturities of available-for-sale securities	2,000	27,659	430,288
Purchases of available-for-sale securities held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	—	—	45,093
(Increase)/decrease in restricted cash	—	—	(400)
Purchases of property and equipment	(29)	(242)	(51,049)
Proceeds from disposal of property and equipment	419	—	476
Cash paid for merger	—	—	(250)

Net cash provided by (used in) investing activities	2,390	4,623	(55,888)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

			Period from December 19, 2000 (inception) to June 30,
	Six Months Ended June 30,
	2012	2011	2012
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants and exercise of stock options and stock purchase rights	21,782	16,145	200,134
Repurchase of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest in Symphony Allegro, Inc	—	—	4,882
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc, net of fees	—	—	47,171
Payments of contingent payments to Symphony Allegro Holdings, LLC.	(5,000)	—	(12,500)
Change in restricted cash	(7,847)		(7,847)
Proceeds from financing obligations, net of issuance costs	—	—	33,738
Payments of financing obligations	(2,975)	(2,629)	(27,496)

Net cash provided by (used in) financing activities	5,960	13,516	342,784

Net increase (decrease) in cash and cash equivalents	3,624	2,201	18,526
Cash and cash equivalents at beginning of period	14,902	13,671	—

Cash and cash equivalents at end of period	$18,526	$15,872	$18,526

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or any other future year.

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

Reverse Stock Split

On June 12, 2012, we effected a 1-for-10 reverse stock split of our outstanding common stock resulting in a reduction of our total common stock issued and outstanding from approximately 119.6 million shares to 12.0 million shares. The reverse stock split affected all stockholders of our common stock uniformly, but did not materially affect any stockholder’s percentage of ownership interest. The par value of our common stock remains unchanged at $0.0001 per share and the number of authorized shares of common stock remains the same after the reverse stock split.

As the par value per share of our common stock remained unchanged at $0.0001 per share, a total of $11,000 was reclassified from common stock to additional paid-in capital. In connection with this reverse stock split, the number of shares of common stock reserved for issuance under our equity incentive, stock option and employee stock purchase plans (see Note 4) as well as the shares of common stock underlying outstanding stock options and warrants were also proportionately reduced while the exercise prices of these stock options and warrants were proportionately increased. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

Significant Risks and Uncertainties

The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. As of June 30, 2012, the Company had cash, cash equivalents, marketable securities and restricted cash (see Note 7) of $26.4 million and working capital of $5.7 million. The Company’s operating and capital plans call for cash expenditures to exceed these amounts for the remainder of 2012. The Company plans to raise additional capital to fund its operations, to develop its product candidates and to develop its manufacturing capabilities. Management plans to finance the Company’s operations through the sale of equity securities, debt arrangements or partnership or licensing collaborations. Such funding may not be available or may be on terms that are not favorable to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to continue as a going concern. Based on the Company’s cash, cash equivalents, marketable securities and restricted cash balance at June 30, 2012 and its expected cash usage, management estimates that the Company has sufficient capital resources to meet its anticipated cash needs into the fourth quarter of 2012.

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

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income,” as amended by ASU 2011-12, ASU 2011-05 requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted ASU 2011-05 in the first quarter of 2012.

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

2. Equity Transactions

On February 23, 2012, the Company issued an aggregate of 4,400,000 shares of the Company’s common stock and warrants to purchase up to an additional 4,400,000 shares of the Company’s common stock in an underwritten public offering. Net proceeds from the offering were approximately $20.2 million, after deducting offering expenses. The warrants are exercisable beginning February 24, 2013, at an exercise price of $5.00 per share, and will expire on February 23, 2017. The shares of common stock and warrants were sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. The Company agreed to customary obligations, including indemnification.

On March 5, 2012, the Company entered into an amendment to the Collaboration, License and Supply Agreement (the “Ferrer Agreement”) with Grupo Ferrer Internacional, S.A. (“Grupo Ferrer”, See Note 9). Grupo Ferrer and the Company agreed to eliminate a future potential milestone payment in exchange for Grupo Ferrer’s purchase of $3.0 million of the Company’s common stock. On March 15, 2012 Grupo Ferrer purchased 241,936 shares of the Company’s common stock for $12.40 per share. The Company classified $1,452,000 of the proceeds as deferred revenue and will recognize the amount into revenue over the estimated performance period of the Ferrer Agreement (see Note 9). During 2012, up to an additional $8 million of the Company’s common stock may be purchased by Grupo Ferrer, upon a request by the Company and subject to acceptance by Grupo Ferrer, in exchange for the elimination of additional milestones at a price per share that will be a premium to the market price on the date of purchase.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, and marketable securities) by major security type and liability measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$17,775	$—	$—	$17,775

Liabilities
Contingent consideration liability	$—	$—	$10,300	$10,300

Total liabilities	$—	$—	$10,300	$10,300

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,619	$—	$—	$12,619

Available for sale debt securities Corporate debt securities	$—	$2,001	$—	$2,001

Total available for sale debt securities	$—	$2,001	$—	$2,001

Total assets	$12,619	$2,001	$—	$14,620

Liabilities
Contingent consideration liability	$—	$—	$16,500	$16,500

Total liabilities	$—	$—	$16,500	$16,500

Cash equivalents and marketable securities

The following table outlines the amortized cost, fair value and unrealized gain/(loss) for the Company’s financial assets by major security type as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$17,775	$17,775	$—
Less amounts classified as cash equivalents	(17,775)	(17,775)	—

Total marketable securities	$—	$—	$—

December 31, 2011	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$12,619	$12,619	$—
Corporate debt securities	2,001	2,001	—

Total	14,620	14,620	—
Less amounts classified as cash equivalents	(12,619)	(12,619)	—

Total marketable securities	$2,001	$2,001	$—

The Company had no sales of marketable securities during the three or six months ended June 30, 2012 or 2011. As of June 30, 2012, all of the Company’s marketable securities have a maturity of less than one year.

The Company’s available-for-sale debt securities are valued utilizing a multi-dimensional relational model. Inputs, listed in approximate order of priority for use when available, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

Contingent Consideration Liability

In connection with the exercise of the Company’s option to purchase all of the outstanding equity of Symphony Allegro, Inc. (“Allegro”), the Company is obligated to make contingent cash payments to the former Allegro stockholders related to certain payments received by the Company from future partnering agreements pertaining to ADASUVE (Staccato loxapine), AZ-104

(Staccato loxapine, low-dose) or AZ-002 (Staccato alprazolam). In order to estimate the fair value of the liability associated with the contingent cash payments, the Company prepared several cash flow scenarios for ADASUVE, AZ-104 and AZ-002, which are subject to the contingent payment obligation. Each potential cash flow scenario consisted of assumptions of the range of estimated milestone and license payments potentially receivable from such partnerships and assumed royalties received from future product sales. Based on these estimates, the Company computed the estimated payments to be made to the former Allegro stockholders. Payments were assumed to terminate upon the expiration of the related patents.

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

During the three and six months ended June 30, 2011, the Company modified the assumptions regarding the timing of certain cash flows. The changes in these assumptions and the effect of the passage of three and six months on the present value computation resulted in an increase to the net loss of $300,000, or $0.04 per share, for the three months ended June 30, 2011 and an increase to the net loss of $300,000 or $0.05 per share for the six months ended June 30, 2011.

During the three and six months ended June 30, 2012, the Company modified the assumptions regarding the timing and extent of certain cash flows primarily to reflect the three month extension of the FDA’s review of the Company’s ADASUVE New Drug Application (“NDA”) from February 4, 2012 to May 4, 2012 and the receipt of the CRL for the ADASUVE NDA in May 2012. This change in assumptions and the effects of the passage of time on the present value computation resulted in a decrease to the net loss of $200,000, or $0.02 per share, for the three months ended June 30, 2012 and a decrease to the net loss of $1,200,000 or $0.11 per share for the six months ended June 30, 2012.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$10,500	$12,500	$16,500	$12,500
Payments made		—	(5,000)	—
Adjustments to fair value measurement	(200)	300	(1,200)	300

Ending balance	$10,300	$12,800	$10,300	$12,800

Financing Obligations

The Company has estimated the fair value of its financing obligations (see Note 7) using the net present value of the payments discounted at an interest rate that is consistent with its estimated current borrowing rate for similar long-term debt. The Company believes the estimates used to measure the fair value of the financing obligations constitute Level 3 inputs.

At June 30, 2012 and December 31, 2011, the estimated fair value of our financing obligations was $9,109,000 and $11,720,000, respectively and had book values of $9,473,000 and $12,280,000, respectively. Our payment commitments associated with these debt instruments may vary with changes in interest rates and are comprised of interest payments and principal payments. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

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

The 2005 Plan provides for annual reserve increases on the first day of each year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 2% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 100,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On each of January 1, 2012 and 2011 an additional 100,000 shares of the Company’s common stock were reserved for issuance under this provision.

2005 Non-Employee Directors’ Stock Option Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors, which vest over four years and have a term of 10 years. The Directors’ Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On January 1, 2012 and 2011 an additional 20,000 and 7,500 shares, respectively, of the Company’s common stock were reserved for issuance under this provision.

2011 Employee Stock Option Exchange Program

On January 21, 2011, the Company commenced a voluntary employee stock option exchange program (the “Exchange Program”) to permit the Company’s eligible employees to exchange some or all of their eligible outstanding options (“Original Options”) to purchase the Company’s common stock with an exercise price greater than or equal to $23.70 per share, whether vested or unvested, for a lesser number of new stock options (“New Options”). In accordance with the terms and conditions of the Exchange Program, on

February 22, 2011 (the “Grant Date”), the Company accepted outstanding options to purchase an aggregate of 212,843 shares of the Company’s common stock, with exercise prices ranging from $23.80 to $117.00, and issued, in exchange, an aggregate of 80,890 New Options with an exercise price of $12.30. The New Options vested 33% on February 22, 2012 with the balance of the shares vesting in a series of twenty-four successive equal monthly installments thereafter, and have a term of five years. The exchange resulted in a decrease in the Company’s common stock subject to outstanding stock options by 131,953 shares, which increased the number of shares available to be issued under the 2005 Plan.

The following table sets forth the summary of option activity under the Company’s share-based compensation plans for the six months ended June 30, 2012:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	845,787	$19.07
Options granted	32,337	3.78
Options exercised	—	—
Options canceled	(261,714)	17.37

Outstanding at June 30, 2012	616,410	18.99

The following table sets forth the summary of restricted stock unit activity under the Company’s equity incentive plans for the six months ended June 30, 2012:

	Number Of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2012	117,218	$11.77
Granted	278,032	4.96
Released	(96,925)	5.84
Forfeited	(66,660)	19.54

Outstanding at June 30, 2012	231,665	9.86

As of June 30, 2012, 637,968 and 7 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.

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

The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases are equal to the least of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, (ii) 75,000 shares of common stock, or (iii) a lesser amount determined by the Company’s Board of Directors.

In May 2011, the Company’s Compensation Committee terminated the then current offering period under the ESPP and resolved to begin a new offering period in August 2011 and also amended the ESPP to reduce the time period of each future offering period from twenty-four to six months. The new offering period under the ESPP began on August 15, 2011 and the related purchase occurred on April 30, 2012.

Pursuant to the ESPP, an additional 72,136 and 25,000 shares were reserved for issuance on January 1, 2012 and 2011, respectively. The Company issued 2,978 shares at a weighted average price of $5.30 under the ESPP during the three and six months ended June 30, 2012 and 24,962 shares at a weighted average price of $8.10 under the ESPP during the three and six months ended June 30, 2011. At June 30, 2012, 69,557 shares were available for issuance under the ESPP.

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

Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units

During the three and six months ended June 30, 2012, the weighted average fair value of the employee stock options granted was $2.57 and $2.78, respectively. During the three and six months ended June 30, 2011, the weighted average fair value of the employee stock options granted, excluding the options issued in the Exchange Program, was $11.30 and $9.70, respectively. The weighted average fair value of restricted stock units issued was $4.40 and $4.96 in the three and six months ended June 30, 2012, respectively. The weighted average fair value of restricted stock units issued was $13.30 in the six months ended June 30, 2011. The Company did not issue any restricted stock units during the three months ended June 30, 2011. The weighted average fair value of stock purchase rights granted under the ESPP was $3.31 and $4.23 during the three and six months ended June 30, 2012, respectively, and $10.50 and $10.50 during the same periods in 2011, respectively.

The estimated grant date fair values of the stock options, excluding the options issued in the Exchange Program in 2011, and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock Option Plans
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	99%	90%	99%	89%
Risk-free interest rate	0.71%	1.73%	0.73%	1.90%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan
Expected term	0.5 years	2.0 years	0.6 years	2.0 years
Expected volatility	135%	96%	97%	96%
Risk-free interest rate	0.15%	0.89%	0.13%	0.89%
Dividend yield	0%	0%	0%	0%

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

	Original Options	New Options
Number of shares	212,843	80,890
Expected term	4.7 years	3.4 years
Expected volatility	94%	98%
Risk-free interest rate	1.96%	1.38%
Dividend yield	0%	0%

The estimated fair value of restricted stock units awards is calculated based on the market price of Alexza’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on Alexza common stock prior to vesting of the restricted stock unit. The Company’s estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

As of June 30, 2012, there were $4,121,000, $377,000 and $41,000 of total unrecognized compensation expense related to unvested stock option awards, unvested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 1.34 years, 0.15 years and 0.33 years, respectively.

There was no share-based compensation capitalized at June 30, 2012.

6. Net Loss per Share Attributable to Alexza Common Stockholders

Historical basic and diluted net loss per share attributable to Alexza common stockholders is calculated by dividing the net loss attributable to Alexza common stockholders by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share attributable to Alexza common stockholders calculation for the three and six months ended June 30, 2012 and 2011 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	632,571	309,169	703,684	356,734
Restricted stock units	208,159	141,663	177,851	141,173
Warrants to purchase common stock	6,462,082	1,853,376	4,995,421	1,783,801

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

The Loan Agreement limits both the seniority and amount of future debt the Company may incur. The Company may be required to prepay the loan in the event of a change in control. In conjunction with the loan, the Company issued to Hercules a five-year warrant to purchase 37,639 shares of the Company’s common stock at a price of $26.90 per share. The warrant is immediately exercisable and expires in May 2015. The Company estimated the fair value of this warrant as of the issuance date to be $921,000 which was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The fair value of the warrant was calculated using the Black-Scholes option valuation model, and was based on the contractual term of the warrant of five years, a risk-free interest rate of 2.31%, expected volatility of 84% and a 0% expected dividend yield. The Company also recorded fees paid to Hercules as a debt discount, which further reduced the carrying value of the loan. The debt discount is being amortized to interest expense.

As of June 30, 2012, the Company has classified $7,847,000 as restricted cash in current assets. In January 2012, the Company and Hercules amended the Loan Agreement to require the Company to maintain an amount equal to the outstanding principal balance of the loan in a restricted account. Upon an event of default, as defined in the Loan Agreement, Hercules has the ability to access the funds. The restricted account will terminate upon the earlier to occur of (i) the mutual agreement of the Company and Hercules or (ii) the satisfaction in full of all of the Company’s obligations under the Loan Agreement, at which time the remaining funds, if any, will be transferred to the Company’s operating account.

Autoliv ASP, Inc.

In June 2010, in return for transfer to the Company of all right, title and interest in a production line for the commercial manufacture of chemical heat packages completed or to be completed by Autoliv ASP, Inc (“Autoliv”) on behalf of the Company, the Company paid Autoliv $4.0 million in cash and issued Autoliv a $4.0 million unsecured promissory note. In February 2011, the Company entered into an agreement to amend the terms of the unsecured promissory note. Under the terms of that amendment, the original $4.0 million note was cancelled and a new unsecured promissory note was issued with a reduced principal amount of $2.8 million (the “New Note”).

The New Note bears interest beginning on January 1, 2011 at 8% per annum and is being paid in 48 consecutive and equal installments of approximately $68,000.

Future scheduled principal payments under the financing obligations as of June 30, 2012 are as follows (in thousands):

Total
2012 - remaining 6 months	3,135
2013	5,773
2014	781

Total	$9,689

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

For revenue recognition purposes, the Company viewed the Cypress Agreement as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items exist. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company was unable to allocate a fair value to each of the deliverables outlined in the Cypress Agreement and therefore accounted for the deliverables as a single unit of accounting. The Company recognized revenue ratably over the estimated performance period of the agreement. Amounts received prior to recognition as revenues were classified as deferred revenue in the balance sheet. The Company recognized $0 and $1,259,000 of revenue under the Cypress Agreement in the three and six months ended June 30, 2012, respectively and $1,259,000 and $2,517,000 in the same periods in 2011, respectively. At June 30, 2012 the Company had no deferred revenues or further performance obligations related to the Cypress Agreement.

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

In March 2012, the Company entered into an amendment to the Ferrer Agreement. Grupo Ferrer and the Company eliminated a future potential milestone payment in exchange for Grupo Ferrer’s purchase of 241,936 shares of the Company’s common stock for $12.40 per share, which reflected a premium on the fair value of the Company’s common stock of approximately $1,452,000. During 2012, up to an additional $8 million of the Company’s common stock may be purchased by Grupo Ferrer, upon a request by the Company and subject to acceptance by Grupo Ferrer, in exchange for the elimination of additional milestones at a price per share that will be a premium to the market price on the date of purchase.

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

The Company recognizes milestone payments utilizing the milestone method of revenue recognition. The Company is eligible to receive up to $8.0 million of milestone payments from Grupo Ferrer. The Company will recognize milestone revenue upon first commercial sales in each of nine (9) identified countries. The Company believes each of these milestones are substantive as there is uncertainty that the milestones will be met, the milestone can only be achieved with the Company’s past and current performance and the achievement of the milestone will result in additional payment to the Company. The Company will record royalty revenues in the period certain cumulative sales targets are met by Grupo Ferrer.

During the three and six months ended June 30, 2012, the Company recognized $729,000 and $1,354,000 in revenues, respectively, and at June 30, 2012 had deferred revenue of $9,473,000 related to the Ferrer Agreement.

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

In June 2010 and February 2011, the Company entered into agreements to amend the terms of the Manufacture Agreement (together the “Amendments”). Under the terms of the first of the Amendments, the Company paid Autoliv $4.0 million and issued Autoliv a $4.0 million unsecured promissory note in return for a production line for the commercial manufacture of Chemical Heat Packages. Each production line is comprised of two identical and self-sustaining “cells,” and the first such cell was completed, installed and qualified in connection with such Amendment. Under the terms of the Second Amendment, the original $4.0 million note was cancelled and the New Note was issued with a reduced principal amount of $2.8 million, and production on the second cell ceased. The New Note is payable in 48 equal monthly installments of approximately $68,000. In the event that the Company requests completion of the second cell of the first production line for the commercial manufacture of Chemical Heat Packages, Autoliv will complete, install and fully qualify such second cell for a cost to the Company of $1.2 million and Autoliv will transfer ownership of such cell to the Company upon the payment in full of such $1.2 million and the New Note.

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

11. Subsequent Events

On July 20, 2012, the Company entered into a committed equity line of credit with Azimuth Opportunity, L.P. (“Azimuth”) pursuant to which the Company may sell up to the lesser of $20 million of its common stock or 2,310,811 shares of its common stock over an approximately 24-month period pursuant to the terms of a Common Stock Purchase Agreement (the “Purchase Agreement”). In addition to the foregoing amounts, in consideration for Azimuth’s execution and delivery of the Purchase Agreement, the Company issued to Azimuth 80,429 shares of its common stock on July 23, 2012. The Company is not obligated to utilize any portion of the facility. This facility replaces a similar facility that was established in May 2010 and expired after its 24-month term.

The Company will determine, at its sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if the Company elects to utilize the facility by delivery of a draw down notice to Azimuth, the Company will issue shares to Azimuth at a discount of 5% to the volume weighted average price of the Company’s common stock over a preceding period of trading days (a “Draw Down Period”). The Purchase Agreement also provides that from time to time, at the Company’s sole discretion, it may grant Azimuth an option to purchase additional shares of the Company’s common stock during each Draw Down Period for an amount of shares specified by the Company based on the trading price of its common stock. Upon Azimuth’s exercise of such an option, the Company will sell to Azimuth the shares subject to the option at a price equal to the greater of (i) the daily volume weighted average price of the Company’s common stock on the day Azimuth notifies the Company of its election to exercise its option or (ii) the threshold price for the option determined by the Company, in each case less a discount of 5%.

Azimuth is not required to purchase any shares at a pre-discounted purchase price below $2.00 per share, and any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on July 3, 2012. The Purchase Agreement will terminate on August 1, 2014.

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

Lead product candidate update

Our lead product candidate is AdasuveTM (Staccato loxapine), or ADASUVE, which is being developed for the acute treatment of agitation in adults with schizophrenia or bipolar I disorder. In December 2009, we submitted a New Drug Application, or NDA, for ADASUVE with the U.S. Food and Drug Administration, or the FDA. In October 2010, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for ADASUVE. In August 2011, we resubmitted the ADASUVE NDA, which was accepted for filing by the FDA as a complete, class 2 response to the FDA’s CRL. The FDA indicated a Prescription Drug User Fee Act, or PDUFA, goal date for the ADASUVE NDA of February 4, 2012. In December 2011, the ADASUVE NDA was reviewed by the Psychopharmacologic Drugs Advisory Committee, or PDAC, and at the end of the meeting, the PDAC voted to recommend that ADASUVE be approved for use as a single dose in 24 hours when used with the FDA recommended Risk Evaluation and Mitigation Strategy, or REMS, for the treatment for agitation in patients with schizophrenia or bipolar mania. The vote on this question was 9/8/1 (yes/no/abstain). In a notice received from the FDA in January 2012, the PDUFA goal date for the ADASUVE NDA was extended 90 days from February 4, 2012 to May 4, 2012. In May 2012, we received a second CRL from the FDA regarding our NDA for ADASUVE. In June 2012, we resubmitted our ADASUVE NDA to the FDA in response to the CRL received in May 2012 and in July 2012 the FDA notified us the resubmitted ADASUVE NDA had been accepted as a complete, class 2 response to the FDA’s CRL with an indicated PDUFA goal date of December 21, 2012.

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

In May 2012, we received a CRL from the FDA. In the CRL, the FDA noted, “During a recent inspection of the Mountain View, CA manufacturing facility for this application, our field investigator conveyed deficiencies to the representative of the facility. Satisfactory resolution of these deficiencies is required before this application may be approved.” We stated that we believed the deficiencies were medical device specific and readily addressable. Since the receipt of the CRL, we have received further clarification of the specific deficiencies from the FDA and have made submissions directly to the Center for Devices and Radiological Health , or CDRH, Office of Compliance and the San Francisco FDA District Office, intended to fully address the deficiencies. The May 2012 CRL also contained comments on the product’s draft product labeling. We believe that there is substantial agreement between us and the FDA on product labeling. In the ADASUVE NDA resubmission, we submitted updated draft labeling which is intended to be responsive to the comments provided by the FDA in the May 2012 CRL. There were no new clinical or safety issues identified and there were no other deficiencies outlined in the CRL. With respect to the ADASUVE REMS, the CRL stated that discussions can continue on the proposed REMS after the response to the CRL has been submitted. We believe that there is substantial agreement between us and the FDA on the proposed REMS. In June 2012, we resubmitted the ADASUVE NDA and were notified by the FDA that our resubmitted ADASUVE NDA has a PDUFA goal date of December 21, 2012.

In October 2010, we were notified that ADASUVE was eligible for submission to the European Medicines Agency, or EMA, for an opinion regarding the potential approval of ADASUVE through the centralized marketing authorization procedure. Marketing authorization granted by the European Commission on the basis of the opinion issued by the EMA are valid in all of the European Union member states. In November 2010, we received notification of the Rapporteur/Co-Rapporteur appointments for ADASUVE. In May 2011, we conducted a meeting with the Rapporteur and, in July 2011, we conducted a meeting with the Co-Rapporteur. We also have been notified that ADASUVE is acceptable for submission as a trade name and have completed work on the Pediatric Investigation Plan for the Marketing Authorization Application, or MAA, submission. On October 26, 2011, the EMA accepted the submission of our ADASUVE MAA. In March 2012, we received the Committee for Medicinal Products for Human Use Consolidated List of Questions, or the Day 120 List of Questions, regarding our ADASUVE MAA. The Day 120 List of Questions included major objections pertaining to the extrapolation of the Phase 3 clinical efficacy data, aspects of the risk management plan, and the need to obtain an EU Good Manufacturing Practices certificate for our Mountain View, California manufacturing facility and commercial manufacturing process. In May 2012, we and our European corporate partner, Grupo Ferrer, met with the Rapporteur, Co-Rapporteur and EMA to further understand specifics of the major objections raised in the Day 120 List of Questions. Our submitted responses made to the EMA in July 2012 are intended to address the questions outlined in the Day 120 List of Questions. According to the published EMA timetables, we expect to receive the Day 180 List of Outstanding Issues for the ADASUVE MAA in late September 2012.

In July 2012, we completed the follow-up from the May 2012 EU Pre-Approval Inspection, or EU PAI. This inspection resulted in no findings the EMA classified as Critical or Major deficiencies. The EU PAI resulted in 12 findings classified as Other and 4 recommendations. The EMA has accepted our final corrective action plan, and proposed timing for the action plan completion and reporting. We expect to receive an EU Good Manufacturing Practices, or GMP, Certificate for our Mountain View, California facility as a result of this outcome.

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

In March 2012, we entered into an amendment to the Ferrer Agreement. Grupo Ferrer and Alexza agreed to eliminate a future potential milestone payment in exchange for Grupo Ferrer’s purchase of $3 million of our common stock and Grupo Ferrer purchased approximately 241,936 shares of our common stock for $12.40 per share. During 2012, up to an additional $8 million of our common stock may be purchased by Grupo Ferrer, upon a request by us and subject to acceptance by Grupo Ferrer, in exchange for the elimination of additional milestones at a price per share that will be a premium to the market price on the date of purchase.

We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balance at June 30, 2012, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the fourth quarter of 2012. We are unable to assert that our financial position is sufficient to fund operations beyond the fourth quarter of 2012, and as a result, there is substantial doubt about our ability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue to pursue approval to commercialize ADASUVE in the United States or other countries, to continue development of our other product candidates or to continue operations.

On June 12, 2012, we affected a 1-for-10 reverse stock split of our outstanding common stock. The reverse stock split affected all stockholders of our common stock uniformly and did not materially affect any stockholder’s percentage of ownership interest. The par value of our common stock remains unchanged at $0.0001 per share and the number of authorized shares of common stock remains the same after the reverse stock split.

On July 20, 2012, we entered into a committed equity line of credit with Azimuth Opportunity, L.P., or Azimuth, under which we may sell up to the lesser of $20 million of common stock or 2,310,811 shares of our common stock over an approximately 24-month period pursuant to a Common Stock Purchase Agreement, or the Purchase Agreement. We are not obligated to utilize any of the facility and we remain free to enter into and consummate other equity and debt financing transactions. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When and if we elect to use the facility, we will issue shares to Azimuth at a discount of 5% to the volume weighted average price of our common stock over a preceding period of trading days. Azimuth is not required to purchase any shares at a pre-discounted purchase price below $2.00 per share. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on July 3, 2012. This facility replaces a similar facility that was established in May 2010 and expired after its 24-month term.

On February 23, 2012, we issued an aggregate of 4,400,000 shares of our common stock and warrants to purchase up to an additional 4,400,000 shares of our common stock in an underwritten public offering. Net proceeds from the offering were approximately $20.2 million, after deducting offering expenses. The warrants are exercisable beginning February 24, 2013 at $5.00 per share and will expire on February 23, 2017. The shares of common stock and warrants were sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. We agreed to customary obligations, including indemnification.

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

We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, equipment financings, debt financings and government grants. We have generated $68.1 million in revenues from inception through June 30, 2012, primarily through license and development agreements and to a lesser extent United States Small Business Innovation Research grants and drug compound feasibility studies. Prior to 2007, we recognized governmental grant revenue and drug compound feasibility revenue. However, we expect no grant revenue or drug compound feasibility screening revenue in 2012. We do not expect any product revenue until at least mid-2013.

We have incurred significant losses since our inception. As of June 30, 2012, our deficit accumulated during development stage was $317.4 million and total stockholders’ equity was $3.3 million. We recognized net losses of $10.8 million in the six months ended June 30, 2012 and $40.5 million, $1.5 million and $56.1 million in the years ended December 31, 2011, 2010 and 2009, respectively, and $362.5 million in the period from December 19, 2000 (Inception) to June 30, 2012. In February 2012, we reduced our workforce by 29, or 38% of our employees. We expect our operating expenses to decrease in the second half of 2012 as we continue to reduce expenses to conserve our cash resources.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2012 and 2011

Revenue

Revenues for the three and six months ended June 30, 2012 were $728,000 and $2,612,000, respectively, and $1,258,000 and $2,517,000 in the same periods in 2011, respectively. We recognized revenues related to our license and development agreement with Cypress, or the Cypress Agreement, signed in August 2010 in the six months ended June 30, 2012 and both the three and six months ended June 30, 2011. There was no revenue recognized from the Cypress Agreement in the three months ended June 30, 2012. Revenues in the three and six months ended June 30, 2012 also included amounts related to our commercial partnership with Grupo Ferrer signed in October 2011. We do not anticipate product revenues until at least mid-2013.

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

The following table allocates our expenditures between product candidate costs or general research, based on our internal records and estimated allocations of employee time and related expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product candidate expenses	$4,036	$5,874	$8,610	$11,588
General research	974	790	1,432	1,338

Total research and development expenses	$5,010	$6,664	$10,042	$12,926

Research and development expenses were $5.0 million and $10.0 million during the three and six months ended June 30, 2012, respectively, and $6.7 million and $12.9 million in the same periods in 2011, respectively. The decrease in research and development expenses was a result of the suspension of development of our AZ-007 and Staccato nicotine product candidates as well as our efforts to conserve cash resources, including a 38% Company mandated reduction in our workforce in February 2012 and an additional 14% reduction in our workforce due to employees who voluntarily resigned. Due to the Company mandated reduction in our workforce, we recorded a reversal of share-based compensation for unvested stock options, expensed in earlier periods that resulted in a reduction of research and development costs of $431,000 during the three months ended March 31, 2012.

We expect research and development non-share based compensation expenses over the second half of 2012 will remain consistent with second quarter levels.

General and Administrative Expenses

General and administrative expenses were $2.9 million and $4.1 million during the three and six months ended June 30, 2012, respectively, and $2.7 million and $5.6 million in the same periods in 2011, respectively. During the three months ended March 31, 2012, the Company recorded a non-cash contra expense of $1.4 million related to the termination of our lease and associated subleases of one of our Mountain View facilities. This non-cash contra expense was a result of the reversal of deferred rent liability, net of the accelerated depreciation of the fixed assets, related to the facility. The decreases from 2011 levels were also a result of our efforts to conserve cash resources, including the reductions in our workforce as described above.

Excluding the one-time contra expense related to the lease termination, we expect general and administrative expenses to decrease over the second half of 2012 as we continue to reduce expenses to conserve our cash resources.

Change in the Fair Value of Contingent Consideration Liability

In connection with our acquisition of all of the outstanding equity of Symphony Allegro, Inc., or Allegro, in the third quarter of 2009, we are obligated to pay Symphony Allegro Holdings LLC, or Holdings, certain percentages of cash receipts that may be generated from future collaboration transactions for ADASUVE, AZ-104 and/or AZ-002. We measure the fair value of this contingent consideration liability on a recurring basis. Any changes in the fair value of this contingent consideration liability are recognized in earnings in the period of the change. Certain events, including, but not limited to, clinical trial results, regulatory approval or nonapproval of our submissions, such as our ADASUVE MAA filed with the EMA in October 2011, the timing and terms of a strategic partnership, and the commercial success of ADASUVE, AZ-104, and/or AZ-002, could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations. During the three and six months ended June 30, 2012, we updated the contingent liability fair value model primarily to reflect the timing of certain cash flows as a result of the delay in our ADASUVE PDUFA goal date and the receipt of the CRL for the ADASUVE NDA in May 2012. This update resulted in a non-operating, non-cash gain of $0.2 million and $1.2 million during the three and six months ended June 30, 2012.

Interest and Other Income/(Expense), Net

Interest and other income/(expense) was $409,000 and $408,000 for the three and six months ended June 30, 2012, respectively, and $7,000 and $17,000 in the same periods in 2011, respectively. In 2012, the amount primarily consists of gains on the retirement of fixed assets as the Company sold certain equipment no longer being utilized. We expect interest income to continue to remain nominal through 2012 as we expect the low interest rate environment to continue.

Interest Expense

Interest expense was $380,000 and $813,000 for the three and six months ended June 30, 2012, respectively, and $572,000 and $1,174,000 in the same periods in 2011, respectively. The amounts represent interest on our equipment financing obligations and term loan agreements. Interest expense decreased due to a reduction in our outstanding debt balances as we continue to make our scheduled payments. We expect interest expense to decrease from first half levels due to decreasing outstanding debt balances as we make our monthly payments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, revenues primarily from licensing and development agreements, government grants and payments from Allegro. We have received additional funding from financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our 2005 Employee Stock Purchase Plan, or ESPP. As of June 30, 2012, we had $26.4 million in cash, cash equivalents, marketable securities and restricted cash. Our cash and marketable security balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Cash Flows from Operating Activities. Net cash (used in) provided by operating activities was $(4.7) million and $(15.9) million during the six months ended June 30, 2012 and 2011, respectively. The net cash used in the six months ended June 30, 2012 primarily reflects the net loss of $10.8 million and the $1.2 million non-cash gain related to the reduction of the contingent consideration liability partially offset by share-based compensation expense of $2.0 million and depreciation and amortization of $2.6 million. Cash flows from operating activities were also impacted by the receipt of the $10 million receivable from Grupo Ferrer, the decrease in accounts payable of $2.2 million and deferred rent of $3.2 million.

The net cash used in the six months ended June 30, 2011 primarily reflects the net loss of $17.4 million offset by share-based compensation expense of $0.8 million and depreciation and amortization of $2.6 million, and the decrease in deferred rent of $1.2 million.

Cash Flows from Investing Activities. Net cash provided by investing activities was $2.4 million and $4.6 million during the six months ended June 30, 2012 and 2011, respectively. Investing activities consist primarily of purchases and maturities of marketable securities. During the six months ended June 30, 2012 and 2011, we had maturities of marketable securities, net of purchases of marketable securities, of $2.0 million and $4.9 million, respectively.

Cash Flows from Financing Activities. Net cash used in financing activities was $6.0 million and $13.5 million during the six months ended June 30, 2012 and 2011, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our financing agreements. In the six months ended June 30, 2012, we raised net proceeds of approximately $20.2 million from a public offering and approximately $1.5 million from the sale of common stock to Grupo Ferrer. In the six months ended June 30, 2011, we had net proceeds of $15.9 million from our registered direct offering in May 2011.

We made a payment of $5.0 million to Holdings as a result of our receipt of the $10 million Grupo Ferrer upfront payment, and we entered into an agreement with Hercules Technology Growth Capital, Inc., or Hercules, to establish a restricted cash account impacting cash flows by $7.8 million. In the six months ended June 30, 2012 and 2011, principal payments on our financing obligations were $3.0 million and $2.6 million, respectively.

We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balance at June 30, 2012, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the fourth quarter of 2012. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

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

Our scheduled future minimum contractual payments, net of sublease income, including interest at June 30, 2012, are as follows (in thousands):

	Operating Lease Agreements	Financing Obligations	Total
2012 - remaining 6 months	1,973	3,569	5,542
2013	3,542	6,124	9,666
2014	3,502	815	4,317
2015	3,197	—	3,197
2016	3,287	—	3,287
Thereafter	4,240	—	4,240

Total	$19,741	$10,508	$30,249

As part of our purchase of all of the outstanding equity of Allegro in August 2009, we agreed to pay to Holdings certain percentages of cash payments that may be generated from future partnering transactions pertaining to ADASUVE (Staccato loxapine), AZ-104 (Staccato loxapine, low-dose) or AZ-002 (Staccato alprazolam). In January 2012, we made a payment to Holdings of $5 million as a result of the $10 million upfront payment we received from Grupo Ferrer.

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

Contingent Consideration Liability

In August 2009, we completed our purchase of all of the outstanding equity of Allegro, and in exchange we: (i) issued to the former Allegro stockholders, or the Allegro Investors, 1,000,000 shares of our common stock; (ii) issued to the Allegro Investors five-year warrants to purchase 500,000 shares of our common stock with an exercise price of $22.60 per share; and (iii) will pay to the Allegro Investors certain percentages of cash payments that may be generated from future partnering transactions pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam).

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

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and restricted cash. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of June 30, 2012, we had cash, cash equivalents, marketable securities and restricted cash of $26.4 million. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management (with the participation of our chief executive officer, principal financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and principal financial officer have concluded that, as of June 30, 2012, our internal disclosure controls and procedures were effective.

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

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $10.8 million, $40.5 million, $1.5 million, and $56.1 million for the six months ended June 30, 2012, and the years ended December 31, 2011, 2010 and 2009, respectively, and $362.5 million for the period from December 19, 2000 (inception) to June 30, 2012. As of June 30, 2012, we had a deficit accumulated during development stage of $317.4 million and a stockholders’ equity of $3.3 million. We expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital.

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

You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not completed clinical development for any of our product candidates. In May 2012, we received a second CRL from the FDA regarding our NDA for our ADASUVE product candidate. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. In the May 2012 CRL, the FDA noted, “During a recent inspection of the Mountain View, CA manufacturing facility for this application, our field investigator conveyed deficiencies to the representative of the facility. Satisfactory resolution of these deficiencies is required before this application may be approved.” With respect to the ADASUVE REMS, the CRL stated that discussions can continue on the proposed REMS after the response to the action letter has been submitted. The CRL also contained FDA comments on draft product labeling. We resubmitted our NDA for ADASUVE in June 2012 and the PDUFA goal date for the ADASUVE NDA is December 21, 2012. We may be unsuccessful in resolving the concerns raised in the CRL and we may never receive marketing approval for ADASUVE or any of our other product candidates. On October 26, 2011, the EMA accepted the submission of our ADASUVE MAA. In March 2012, we received the Day 120 List of Questions regarding our ADASUVE MAA. The Day 120 List of Questions included major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan, other aspects of the risk management plan, and the need to obtain an European Union Good Manufacturing Practices certificate for our Mountain View, California manufacturing facility and commercial manufacturing process. In May 2012, the EMA performed a pre-approval inspection, which resulted in no findings the EMA classified as Critical or Major deficiencies. The EU PAI resulted in 12 findings classified as Other and 4 recommendations.

The EMA has accepted our final corrective action plan, and proposed timing for the action plan completion and reporting. We expect to receive our EU Good Manufacturing Practices Certificate for our Mountain View, California facility as a result of this outcome. We submitted our response to the Day 120 List of Questions in July 2012 and we expect to receive the Day 180 List of Outstanding Issues for the ADASUVE MAA in late September 2012. Each of our other product candidates is at an earlier stage of development and may be affected by concerns expressed in the CRL and/or the Day 120 List of Questions. Each of our product candidates will be unsuccessful if it:

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

We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:

•	our response to the CRL and interactions with the FDA regarding the issues raised therein;

•	the cost and outcomes of other regulatory proceedings, such as the EMA review of the MAA for ADASUVE;

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

We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic partnerships or licensing arrangements. Any financing transaction may contain unfavorable terms. For example, the terms of certain warrants we have issued in previous financings could require us to pay warrant holders a significant portion of the proceeds in a change of control transaction, potentially materially reducing the proceeds available to holders of our common stock. If we raise additional funds by issuing equity securities, such as our February 2012 public stock offering, our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we raise additional funds through strategic partnerships, we may be required to relinquish rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. Complying with the terms of the foregoing rights and restrictions may make it more difficult to complete certain types of transactions and result in delays to our fundraising efforts.

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

The FDA will conduct an in-depth review of our June 2012 resubmission of the NDA for ADASUVE to determine whether to approve ADASUVE for commercial marketing for the indications we have proposed. If the FDA is not satisfied with the information we provide, the FDA may refuse to approve our NDA or may require us to perform additional studies or provide other information in order to secure approval. The FDA may delay, limit or refuse to approve the NDA we plan to resubmit if we do not sufficiently address the issues raised in the CRL.

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

On October 26, 2011, the EMA accepted the submission of our ADASUVE MAA for an opinion regarding the potential approval of ADASUVE prior to potential grant of marketing authorization by the European Commission. In March 2012, we received the Day 120 List of Questions regarding our ADASUVE MAA. The Day 120 List of Questions included major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan, other aspects of the risk management plan, and the need to obtain an European Union Good Manufacturing Practices certificate for our Mountain View, California manufacturing facility and commercial manufacturing process. We submitted out response to the questions in the Day 120 List of Questions in July 2012 and we expect to receive the Day 180 List of Outstanding Issues for the ADASUVE MAA in late September 2012. Any significant delay in the review of approval of our application for marketing authorization following response to these questions may harm the chances for approval of our MAA, and would have a material adverse effect on our business and financial condition.

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

In March 2012, we received the Day 120 List of Questions regarding our ADASUVE MAA. The Day 120 List of Questions included major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan, other aspects of the risk management plan, and the need to obtain an European Union Good Manufacturing Practices certificate for our Mountain View, California manufacturing facility and commercial manufacturing process. In July 2012, we submitted our responses to the Day 120 List of Questions and we expect to receive the Day 180 List of Outstanding Issues for the ADASUVE MAA in late September 2012. Our responses may not be acceptable to the EMA and we may never receive marketing authorization from the European Commission for ADASUVE or any of our product candidates as a result of the issues raised in the Day 120 List of Questions.

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

Any delay in, or failure to receive or maintain, approval for any of our product candidates could prevent us from ever generating meaningful revenues or achieving profitability. The Day 120 List of Questions that we received from the CHMP in March 2012 outlines major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan, other aspects of the risk management plan, and the need to obtain an European Union Good Manufacturing Practices certificate for the Alexza manufacturing facility and commercial manufacturing process. We may never receive marketing approval for ADASUVE or any of our other product candidates. In July 2012, we submitted our responses to the Day 120 List of Questions and we expect to receive the Day 180 List of Outstanding Issues for the ADASUVE MAA in late September 2012.

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

We have filed an MAA with the EMA for ADASUVE for the rapid control of agitation in adult patients with schizophrenia or bipolar disorder and plan to seek approval to market ADASUVE in other countries. In March 2012, we received the Day 120 List of Questions that outlined major objections to our ADASUVE MAA. In July 2012, we submitted our responses to the Day 120 List of Questions and we expect to receive the Day 180 List of Outstanding Issues for the ADASUVE MAA in late September 2012. Because of these and any other major objections that may be raised during the review procedure, we may not receive marketing authorization from the European Commission and would be unable to commercialize ADASUVE in the European Union. Alternatively, any marketing authorizations may be subject to conditions for approval or post-approval obligations. Such conditions or obligations may be costly and time consuming to fulfill and may affect our operations. For example, additional clinical data may be required to confirm the safety or efficacy profile of ADASUVE in the target patient population. In addition, marketing authorizations are subject to periodic reviews, which, if negative, could affect our ability to commercialize ADASUVE in the European Union.

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

In February 2012, we conducted a strategic reduction in our workforce of approximately 38% of our employees in order to preserve our capital resources and to manage our operating expenses and an additional 13 employees have voluntarily resigned since such time through July 31, 2012. These reductions in our workforce may limit our ability to complete all of our corporate objectives. We may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or our competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business. In addition, the workforce reduction may make retaining and motivating the remaining workforce more difficult, causing us to lose the services of employees that we rely upon.

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

Our common stock price has experienced large fluctuations. In addition, the trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to revenue ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:

•	actual or anticipated regulatory approvals or non-approvals of our product candidates or competing products;

•	actual or anticipated cash depletion of our financial resources;

•	actual or anticipated results and timing of our clinical trials;

•	changes in laws or regulations applicable to our product candidates;

•	changes in the expected or actual timing of our development programs, including delays or cancellations of clinical trials for our product candidates;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	sales results for ADASUVE, if it is approved for marketing;

•	our ability to manufacture our product candidates at a cost effective price, if approved for marketing;

•	conditions or trends in the life science and biotechnology industries;

•	changes in the market valuations of other life science or biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	sales of our common stock (or other securities) by us; and

•	sales and distributions of our common stock by our stockholders.

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

We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our manufacturing capabilities. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in August 2009 we issued 1,000,000 shares of our common stock and warrants to purchase an additional 500,000 shares of our common stock in connection with the closing of our acquisition of all of the equity of Allegro, in October 2009 we issued 810,701 shares of our common stock and warrants to purchase an additional 729,631 shares of our common stock in a private placement, in May 2010 we issued a warrant to purchase 37,639 shares of our common stock in connection with a secured term debt financing, in August 2010 we issued 668,518 shares of our common stock and warrants to purchase up to an additional 334,259 shares of our common stock in a registered direct offering and in May 2011 we issued 1,192,703 shares of our common stock and warrants to purchase up to an additional 417,446 shares of our common stock in a registered direct offering. In February 2012, we issued 4,400,000 shares of our common stock and warrants to purchase up to an additional 4,400,000 shares of our common stock in an underwritten public offering and in March 2012, we issued 241,936 shares of our common stock in a private placement to Grupo Ferrer and in July 2012 we issued 80,429 shares of our common stock to Azimuth in consideration for its execution and delivery of the Purchase Agreement. If we enter into other financing transactions in which we issue equity securities in the future, our existing common stockholders will experience immediate dilution upon any such issuance.

If we fail to regain compliance with the listing requirements of The NASDAQ Global Market, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50 million. On January 31, 2012, we received a notice from The NASDAQ Stock Market indicating that our common stock had not met the $1.00 per share minimum closing bid price requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. We were notified that we had regained compliance with the minimum closing bid requirement on June 27, 2012 after our one for ten reverse stock split.

This reverse stock split may not prevent our common stock from dropping back down below The NASDAQ Global Market minimum closing bid price requirement in the future. It is also possible that we would otherwise fail to satisfy another NASDAQ Global Market requirement for continued listing of our common stock. As of July 26, 2012, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $33.4 million and the total market value of our listed securities was $41.8 million and the closing bid price of our common stock was $3.47 per share. As of June 30, 2012, we had stockholders’ equity of $3.3 million.

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

Alexza Pharmaceuticals, Inc.
(Registrant)

August 8, 2012	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer
(principal executive officer)

August 8, 2012	/s/ Mark K. Oki
Mark K. Oki
Senior Vice President, Finance, Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.3	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (2)

3.5	Amendment to Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (2)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (2)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS‡	XBRL Instance Document (furnished electronically herewith).

101.SCH‡	XBRL Taxonomy Extension Schema Document (furnished electronically herewith).

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith).

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith).

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith).

‡	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-3 filed on June 26, 2012 (File No. 333-182341).
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(3)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.