Form 10-Q
period 2012-09-30
Alexza Pharmaceuticals Inc.
filed 2012-11-06
CIK 1344413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Total number of shares of common stock outstanding as of October 26, 2012: 15,688,502.

ALEXZA PHARMACEUTICALS, INC.

page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	3

Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011 and the period from December 19, 2000 (inception) to September 30, 2012	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and the period from December 19, 2000 (inception) to September 30, 2012	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION	30

Item 1A. Risk Factors	30

Item 1. Legal Proceedings	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults Upon Senior Securities	50

Item 4. Mine Safety Disclosures	50

Item 5. Other Information	50

Item 6. Exhibits	50

SIGNATURES	51

EXHIBIT INDEX	52

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALEXZA PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2012	December 31, 2011(1)
ASSETS
Current assets:
Cash and cash equivalents	$25,515	$14,902
Marketable securities	—	2,001
Restricted cash	6,469	—
Receivables	—	10,000
Prepaid expenses and other current assets	766	649

Total current assets	32,750	27,552

Property and equipment, net	17,156	20,425
Other assets	409	628

Total assets	$50,315	$48,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,832	$3,603
Accrued clinical trial expenses	96	134
Other accrued expenses	2,319	2,872
Current portion of contingent consideration liability	7,000	12,300
Financing obligations	7,994	12,280
Current portion of deferred revenue	2,915	3,759

Total current liabilities	22,156	34,948

Deferred rent	8,574	12,274
Noncurrent portion of contingent consideration liability	3,500	4,200
Noncurrent portion of deferred revenues	5,829	6,875

Stockholders’ equity:
Preferred stock	—	—
Common stock	2	1
Additional paid-in-capital	334,594	296,942
Deficit accumulated during development stage	(324,340)	(306,635)

Total stockholders’ equity (deficit)	10,256	(9,692)

Total liabilities and stockholders’ equity	$50,315	$48,605

(1)	The condensed consolidated balance sheet at December 31, 2011 has been derived from audited consolidated financial statements at that date.

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 19, 2000 (inception) to September 30,

	2012	2011	2012	2011	2012
Revenue	$729	$1,259	$3,341	$3,776	$68,822

Operating expenses:
Research and development	4,784	8,051	14,826	20,977	321,077
General and administrative	2,338	3,109	6,487	8,664	110,363
Restructuring charges	—	—	—	—	2,037
Acquired in-process research and development	—	—	—	—	3,916

Total operating expenses	7,122	11,160	21,313	29,641	437,393

Loss from operations	(6,393)	(9,901)	(17,972)	(25,865)	(368,571)
Loss/ (gain) on change in fair value of contingent consideration liability	(200)	(3,000)	1,000	(3,300)	(6,145)
Interest and other income/ (expense), net	5	13	413	30	14,302
Interest expense	(333)	(529)	(1,146)	(1,703)	(9,015)

Net loss	(6,921)	(13,417)	(17,705)	(30,838)	(369,429)

Consideration paid in excess of noncontrolling interest	—	—	—	—	(61,566)
Net loss attributable to noncontrolling interest in Symphony Allegro, Inc.	—	—	—	—	45,089

Net loss attributable to Alexza common stockholders	$(6,921)	$(13,417)	$(17,705)	$(30,838)	$(385,906)

Basic and diluted net loss per share attributable to Alexza common stockholders	$(0.52)	$(1.86)	$(1.55)	$(4.64)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	13,235	7,213	11,394	6,644

Change in unrealized gain (loss) on marketable securities	—	(15)	—	—	—

Comprehensive loss attributed to Alexza common stockholders	$(6,921)	$(13,432)	$(17,705)	$(30,838)	$(385,906)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Period from December 19, 2000 (inception) to September 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(17,705)	$(30,838)	$(369,429)
Adjustments to reconcile net loss attributable to Alexza common stockholders to net cash provided by (used in) operating activities:
Share-based compensation	2,476	1,494	26,741
Change in fair value of contingent liability	(1,000)	3,300	6,145
Extinguishment of officer note receivable	—	—	2,300
Issuance of common stock for intellectual property	—	—	92
Charge for acquired in-process research and development	—	—	3,916
Amortization of assembled workforce	—	—	222
Amortization of debt discount and deferred interest	350	353	1,642
Amortization of premium (discount) on available-for-sale securities	1	180	(216)
Write off of other asset	—	—	2,800
Depreciation and amortization	3,467	3,371	34,065
Gain on disposal of property and equipment	(409)	—	(204)
Changes in operating assets and liabilities:
Other receivables	10,000	—	—
Prepaid expenses and other current assets	(117)	79	(760)
Other assets	—	(133)	(2,843)
Accounts payable	(1,771)	345	1,703
Accrued clinical and other accrued liabilities	(688)	828	(1,512)
Deferred revenues	(1,890)	(1,814)	8,744
Other liabilities	(3,700)	(1,746)	11,964

Net cash used in operating activities	(10,986)	(24,581)	(274,630)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(26,456)	(430,071)
Maturities of available-for-sale securities	2,000	36,237	430,288
Purchases of available-for-sale securities held by Symphony Allegro, Inc.	—	—	(49,975)
Maturities of available-for-sale securities held by Symphony Allegro, Inc.	—	—	45,093
(Increase)/decrease in noncurrent restricted cash	200	—	(200)
Purchases of property and equipment	(214)	(409)	(51,234)
Proceeds from disposal of property and equipment	425	—	482
Cash paid for merger	—	—	(250)

Net cash provided by (used in) investing activities	2,411	9,372	(55,867)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,		Period from December 19, 2000 (inception) to September 30,
	2012	2011	2012
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants and exercise of stock options and stock purchase rights	35,177	16,144	213,529
Repurchase of common stock	—	—	(8)
Proceeds from issuance of convertible preferred stock	—	—	104,681
Proceeds from repayment of stockholder note receivable	—	—	29
Proceeds from purchase of noncontrolling interest in Symphony Allegro, Inc	—	—	4,882
Proceeds from purchase of noncontrolling interest by preferred shareholders in Symphony Allegro, Inc, net of fees	—	—	47,171
Payments of contingent payments to Symphony Allegro Holdings, LLC.	(5,000)	—	(12,500)
Change in current restricted cash	(6,469)		(6,469)
Proceeds from financing obligations, net of issuance costs	—	—	33,738
Payments of financing obligations	(4,520)	(4,103)	(29,041)

Net cash provided by (used in) financing activities	19,188	12,041	356,012

Net increase (decrease) in cash and cash equivalents	10,613	(3,168)	25,515
Cash and cash equivalents at beginning of period	14,902	13,671	—

Cash and cash equivalents at end of period	$25,515	$10,503	$25,515

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or any other future year.

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

Reverse Stock Split

On June 12, 2012, we effected a 1-for-10 reverse stock split of our outstanding common stock resulting in a reduction of our total common stock issued and outstanding from 119.6 million shares to 12.0 million shares. The reverse stock split affected all stockholders of our common stock uniformly, but did not materially affect any stockholder’s percentage of ownership interest. The par value of our common stock remains unchanged at $0.0001 per share and the number of authorized shares of common stock remains the same after the reverse stock split.

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

Significant Risks and Uncertainties

The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. As of September 30, 2012, the Company had cash, cash equivalents, marketable securities and restricted cash (see Note 7) of $32.0 million and working capital of $10.6 million. The Company’s operating and capital plans call for cash expenditures to exceed these amounts for the next twelve months. The Company plans to raise additional capital to fund its operations, to develop its product candidates, to develop its commercialization plans. to expand its market knowledge and to continue the development of its commercial manufacturing capabilities. Management plans to finance the Company’s operations through the sale of equity securities, debt arrangements or partnership or licensing collaborations. Such funding may not be available or may be on terms that are not favorable to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to continue as a going concern. Based on the Company’s cash, cash equivalents, marketable securities and restricted cash balance at September 30, 2012 and its expected cash usage, management estimates that the Company has sufficient capital resources to meet its anticipated cash needs into the second quarter of 2013.

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

2. Equity Transactions

Underwritten Public Offering

On February 23, 2012, the Company issued an aggregate of 4,400,000 shares of the Company’s common stock and warrants to purchase up to an additional 4,400,000 shares of the Company’s common stock in an underwritten public offering. Net proceeds from the offering were $20.2 million, after deducting offering expenses. The warrants are exercisable beginning February 24, 2013, at an exercise price of $5.00 per share, and will expire on February 23, 2017. The shares of common stock and warrants were sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. The Company agreed to customary obligations, including indemnification.

Private Placement

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

Committed Equity Line of Credit

On July 20, 2012, the Company entered into a committed equity line of credit with Azimuth Opportunity, L.P. (“Azimuth”) pursuant to which the Company was granted the ability to sell up to $20 million of its common stock over an approximately 24-month period pursuant to the terms of a Common Stock Purchase Agreement (the “Purchase Agreement”). In addition to the foregoing amounts, in consideration for Azimuth’s execution and delivery of the Purchase Agreement, the Company issued to Azimuth 80,429 shares of its common stock on July 23, 2012. The Company has currently utilized $13.6 million of the facility. The Company is not obligated to utilize any further portion of the facility, but may do so from time to time at its discretion. This facility replaces a similar facility that was established in May 2010 and expired after its 24-month term.

The Company will determine, at its sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When the Company elects to utilize the facility by delivery of a draw down notice to Azimuth, the Company will issue shares to Azimuth at a discount of 5% to the volume weighted average price of the Company’s common stock over a preceding period of trading days (a “Draw Down Period”). The Purchase Agreement also provides that from time to time, at the Company’s sole discretion, it may grant Azimuth an option to purchase additional shares of the Company’s common stock during each Draw Down Period for an amount of shares specified by the Company based on the trading price of its common stock. Upon

Azimuth’s exercise of such an option, the Company will sell to Azimuth the shares subject to the option at a price equal to the greater of (i) the daily volume weighted average price of the Company’s common stock on the day Azimuth notifies the Company of its election to exercise its option or (ii) the threshold price for the option determined by the Company, in each case less a discount of 5%.

Azimuth is not required to purchase any shares at a pre-discounted purchase price below $2.00 per share, and any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on July 3, 2012. The Purchase Agreement will terminate on August 1, 2014.

During the three months ended September 30, 2012, the Company raised $13.4 million in net proceeds pursuant to draw downs made under the Purchase Agreement.

•

On August 10, 2012, the Company settled with Azimuth on the purchase of 1,035,813 shares of the Company’s common stock under the Purchase Agreement at a price of $2.99 per share for an aggregate purchase price of $3.1 million. The Company received $3.0 million in net proceeds from the sale of these shares after deducting offering expenses.

•

On August 24, 2012, the Company settled with Azimuth on the purchase of 1,274,998 shares of the Company’s common stock under the Purchase Agreement at a price of $3.89 per share for an aggregate purchase price of $5.0 million. The Company received $4.9 million in net proceeds from the sale of these shares after deducting offering expenses.

•

On September 25, 2012, the Company settled with Azimuth on the purchase of 1,179,049 shares of the Company’s common stock under the Purchase Agreement at a price of $4.66 per share for an aggregate purchase price of $5.5 million. The Company received $5.4 million in net proceeds from the sale of these shares after deducting offering expenses.

As of September 30, 2012, the Company had $6.4 million available for future draw downs under the Purchase Agreement.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) by major security type and liability measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$24,807	$—	$—	$24,807

Liabilities
Contingent consideration liability	$—	$—	$10,500	$10,500

Total liabilities	$—	$—	$10,500	$10,500

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,619	$—	$—	$12,619

Available for sale debt securities
Corporate debt securities	$—	$2,001	$—	$2,001

Total available for sale debt securities	$—	$2,001	$—	$2,001

Total assets	$12,619	$2,001	$—	$14,620

Liabilities
Contingent consideration liability	$—	$—	$16,500	$16,500

Total liabilities	$—	$—	$16,500	$16,500

Cash equivalents and marketable securities

The following table outlines the amortized cost, fair value and unrealized gain/(loss) for the Company’s financial assets by major security type as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$24,807	$24,807	$—
Less amounts classified as cash equivalents	(24,807)	(24,807)	—

Total marketable securities	$—	$—	$—

December 31, 2011	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$12,619	$12,619	$—
Corporate debt securities	2,001	2,001	—

Total	14,620	14,620	—
Less amounts classified as cash equivalents	(12,619)	(12,619)	—

Total marketable securities	$2,001	$2,001	$—

The Company had no sales of marketable securities during the three or nine months ended September 30, 2012 or 2011. As of September 30, 2012, all of the Company’s marketable securities have a maturity of less than one year.

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

The projected cash flow assumptions for ADASUVE in the United States (“U.S.”) and Canada continue to be based on the terms of the agreements with Biovail Laboratories International SRL (“Biovail”) signed in February 2010 and multiple internal product sales forecasts, as the Company expects that any potential partnership agreement for ADASUVE in the U.S. and Canada would have similar terms to that of the Biovail agreements, despite these agreements being terminated in October 2010. The timing and extent of the projected cash flows for ADASUVE for the territories licensed to Grupo Ferrer are based on the Grupo Ferrer agreement, as amended (see Note 9). The timing and extent of the projected cash flows for the remaining territories for ADASUVE and worldwide territories for AZ-002 and AZ-104 were based on internal estimates for potential milestones and multiple product royalty scenarios and are also consistent in structure to the Biovail agreements as the Company expects future partnerships for these products and product candidates to have similar structures.

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

The Company records any changes in the fair value of the contingent consideration liability in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, U.S. Food and Drug Administration (“FDA”) approval or non-approval of the Company’s submissions, European Medicines Agency approval or non-approval of the Company’s submissions, the timing and terms of any strategic partnership agreement, and the commercial success of ADASUVE, AZ-104 or AZ-002 could have a material impact on the fair value of the contingent consideration liability, and as a result, the Company’s results of operations and financial position.

During the three and nine months ended September 30, 2011, the Company modified the assumptions regarding the timing and/or probability of certain cash flows to reflect the completion of the Grupo Ferrer licensing agreement (see Note 9). The changes in these assumptions and the effect of the passage of three and nine months on the present value computation resulted in an increase to the net loss of $3,000,000, or $0.42 per share, for the three months ended September 30, 2011 and an increase to the net loss of $3,300,000 or $0.50 per share for the nine months ended September 30, 2011.

During the three and nine months ended September 30, 2012, the Company modified the assumptions regarding the timing and extent of certain cash flows primarily to reflect the three month extension of the FDA’s review of the Company’s ADASUVE New Drug Application (“NDA”) from February 4, 2012 to May 4, 2012 and the receipt of the CRL for the ADASUVE NDA in May 2012. This change in assumptions and the effects of the passage of time on the present value computation resulted in an increase to the net loss of $200,000, or $0.02 per share, for the three months ended September 30, 2012 and a decrease to the net loss of $1,000,000 or $0.09 per share for the nine months ended September 30, 2012.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$10,300	$12,800	$16,500	$12,500
Payments made		—	(5,000)	—
Adjustments to fair value measurement	200	3,000	(1,000)	3,300

Ending balance	$10,500	$15,800	$10,500	$15,800

Financing Obligations

The Company has estimated the fair value of its financing obligations (see Note 7) using the net present value of the payments discounted at an interest rate that is consistent with its estimated current borrowing rate for similar long-term debt. The Company believes the estimates used to measure the fair value of the financing obligations constitute Level 3 inputs.

At September 30, 2012 and December 31, 2011, the estimated fair value of our financing obligations was $7,713,000 and $11,720,000, respectively and had book values of $7,994,000 and $12,280,000, respectively. Our payment commitments associated with these debt instruments may vary with changes in interest rates and are comprised of interest payments and principal payments. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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

The following table sets forth the summary of option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2012:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	845,787	$19.07
Options granted	477,837	3.52
Options exercised	—	—
Options canceled	(271,108)	18.44

Outstanding at September 30, 2012	1,052,516	12.17

The following table sets forth the summary of restricted stock unit activity under the Company’s equity incentive plans for the nine months ended September 30, 2012:

	Number Of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2012	117,218	$11.77
Granted	278,032	4.96
Released	(259,707)	5.05
Forfeited	(66,660)	19.54

Outstanding at September 30, 2012	68,883	22.33

As of September 30, 2012, 196,681 and 5,188 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.

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

Pursuant to the ESPP, an additional 72,136 and 25,000 shares were reserved for issuance on January 1, 2012 and 2011, respectively. The Company issued 2,978 shares at a weighted average price of $5.30 under the ESPP during the nine months ended September 30, 2012 and 24,962 shares at a weighted average price of $8.10 under the ESPP during the nine months ended September 30, 2011. The Company did not issue shares under the ESPP during the three months ended September 30, 2012 or 2011. At September 30, 2012, 69,557 shares were available for issuance under the ESPP.

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

Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units

During the three and nine months ended September 30, 2012 and 2011, the weighted average fair value of share-based awards granted (excluding options issued in the Exchange Program) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock Options	$2.57	$10.60	$2.58	$10.60
RSUs	—	—	4.90	13.30
Stock Purchase Rights	3.31	4.80	4.23	8.20

The estimated grant date fair values of the stock options, excluding the options issued in the Exchange Program in 2011, and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock Option Plans
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	98%	90%	98%	90%
Risk-free interest rate	0.62%	1.51%	0.63%	1.51%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan
Expected term	0.5 years	0.7 years	0.63 years	1.45 years
Expected volatility	135%	73%	96%	87%
Risk-free interest rate	0.15%	0.12%	0.13%	0.59%
Dividend yield	0%	0%	0%	0%

The Exchange Program described in Note 4 did not result in incremental expense, as the fair value of the New Options granted was equal to or less than the fair values of the Original Options measured immediately prior to being replaced on the date the New Options were granted and the Original Options were cancelled. The estimated grant date fair value of the New Options was calculated using the Black-Sholes valuation model. At the time of exchange, the exercise price of the Original Options was in excess of the market price, therefore the expected term of the Original Options granted was determined using the Monte Carlo Simulation method. The expected term of New Options granted was determined using the “shortcut” method, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, because the terms of the New Options are unique as compared to the existing awards and the Company does not have historical experience under the New Options terms. Under this approach, the expected term is estimated to be the average of the vesting term and the contractual term of the option. All other assumptions have been calculated using the historical methodologies applied by the Company to all other stock option awards. The number of shares underlying the options included in the Exchange Program and the weighted average assumptions utilized in the Black-Scholes valuation model were:

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

As of September 30, 2012, there were $4,200,000 and $9,000 of total unrecognized compensation expense related to unvested stock option awards and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 1.6 years and 0.1 years, respectively. There was no unrecognized compensation expense related to unvested restricted stock units expected to be recognized at September 30, 2012.

There was no share-based compensation capitalized at September 30, 2012.

6. Net Loss per Share Attributable to Alexza Common Stockholders

Historical basic and diluted net loss per share attributable to Alexza common stockholders is calculated by dividing the net loss attributable to Alexza common stockholders by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share attributable to Alexza common stockholders calculation for the three and nine months ended September 30, 2012 and 2011 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	834,463	601,600	790,892	492,153
Restricted stock units	150,274	131,501	150,609	137,343
Warrants to purchase common stock	6,462,066	2,062,099	5,362,082	1,853,376

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

As of September 30, 2012, the Company has classified $6,469,000 as restricted cash in current assets. In January 2012, the Company and Hercules amended the Loan Agreement to require the Company to maintain an amount equal to the outstanding principal balance of the loan in a restricted account. Upon an event of default, as defined in the Loan Agreement, Hercules has the ability to access the funds. The restricted account will terminate upon the earlier to occur of (i) the mutual agreement of the Company and Hercules or (ii) the satisfaction in full of all of the Company’s obligations under the Loan Agreement, at which time the remaining funds, if any, will be transferred to the Company’s operating account.

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

Future scheduled principal payments under the Hercules and Autoliv financing obligations as of September 30, 2012 are as follows (in thousands):

Total
2012 - remaining 3 months	1,589
2013	5,773
2014	781

Total	$8,143

8. Facility Leases

The Company leased two buildings, at 2023 Stierlin Court and 2091 Stierlin Court, in Mountain View, California, referred to herein as the “2023 Building” and the “2091 Building”, respectively, which the Company began to occupy in the fourth quarter of 2007. The Company recognizes rental expense on the facilities on a straight-line basis over the initial term of the lease. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. The lease for the 2091 Building expires on March 31, 2018, and the Company has two options to extend the lease for five years each.

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

Additionally, Cypress and the Company entered into an agreement to sublease approximately 2,500 square feet of the Company’s premises and to provide certain administrative, facility and information technology support for a period of 12 months for $11,000 per month. Beginning in September 2011, the space became subleased on a month-to-month basis.

For revenue recognition purposes, the Company viewed the Cypress Agreement as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items exist. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company was unable to allocate a fair value to each of the deliverables outlined in the Cypress Agreement and therefore accounted for the deliverables as a single unit of accounting. The Company recognized revenue ratably over the estimated performance period of the agreement. Amounts received prior to recognition as revenues were classified as deferred revenue in the balance sheet. The Company recognized $0 and $1,259,000 of revenue under the Cypress Agreement in the three and nine months ended September 30, 2012, respectively and $1,259,000 and $3,776,000 in the same periods in 2011, respectively. At September 30, 2012, the Company had no deferred revenues or further performance obligations related to the Cypress Agreement. In January 2011, Cypress was acquired by Ramius Value and Opportunity Advisors LLC; Royalty Pharma, US Partner, LP; Royalty Pharma US Partners 2008, LP; and RP Investment Corporation.

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

During the three and nine months ended September 30, 2012, the Company recognized $729,000 and $2,082,000 in revenues, respectively, and at September 30, 2012 had deferred revenue of $8,744,000 related to the Ferrer Agreement.

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

In June 2010 and February 2011, the Company entered into agreements to amend the terms of the Manufacture Agreement (together the “Amendments”). Under the terms of the first of the Amendments, the Company paid Autoliv $4.0 million and issued Autoliv a $4.0 million unsecured promissory note in return for a production line for the commercial manufacture of Chemical Heat Packages. A production line is comprised of two identical and self-sustaining “cells,” and the first such cell has been completed, installed and qualified. Under the terms of the Second Amendment, the original $4.0 million note was cancelled and the New Note was issued with a reduced principal amount of $2.8 million, and production on the second cell halted. The New Note is payable in 48 equal monthly installments of approximately $68,000, with the last payment scheduled for December 2014. In the event that the Company requests completion of the second cell of the first production line for the commercial manufacture of Chemical Heat Packages, Autoliv will complete, install and fully qualify such second cell for a cost to the Company of $1.2 million and Autoliv will transfer ownership of such cell to the Company upon the payment in full of such $1.2 million and the New Note.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding: the prospects of us receiving approval to market ADASUVE in the United States or other countries, the adequacy of our capital to support our operations, our ability to raise additional funds and the potential terms of such potential financings, the implications of interim or final results of our clinical trials, the progress and timing of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of our product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures and the sufficiency of our cash resources. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The names “Alexza Pharmaceuticals, Inc.,” “Alexza,” “Staccato” and “ADASUVE” are trademarks of Alexza Pharmaceuticals, Inc. We have registered these trademarks with the U.S. Patent and Trademark Office and other international trademark offices. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

Lead product candidate update

Our lead product candidate is AdasuveTM (Staccato loxapine), or ADASUVE, which is being developed for the acute treatment of agitation associated with schizophrenia or bipolar I disorder in adults. In December 2009, we submitted a New Drug Application, or NDA, for ADASUVE with the U.S. Food and Drug Administration, or the FDA. In October 2010, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for ADASUVE. In August 2011, we resubmitted the ADASUVE NDA, which was accepted for filing by the FDA as a complete, class 2 response to the FDA’s CRL. The FDA indicated a Prescription Drug User Fee Act, or PDUFA, goal date for the ADASUVE NDA of February 4, 2012. In December 2011, the ADASUVE NDA was reviewed by the Psychopharmacologic Drugs Advisory Committee, or PDAC, and at the end of the meeting, the PDAC voted to recommend that ADASUVE be approved for use as a single dose in 24 hours when used with the FDA recommended Risk Evaluation and Mitigation Strategy, or REMS, for the treatment for agitation in patients with schizophrenia or bipolar mania. The vote on this question was 9/8/1 (yes/no/abstain). In a notice received from the FDA in January 2012, the PDUFA goal date for the ADASUVE NDA was extended 90 days from February 4, 2012 to May 4, 2012. In May 2012, we received a second CRL from the FDA regarding our NDA for ADASUVE. In June 2012, we resubmitted our ADASUVE NDA to the FDA in response to the CRL received in May 2012. In July 2012 the FDA notified us the resubmitted ADASUVE NDA had been accepted as a complete, class 2 response to the FDA’s CRL with an indicated PDUFA goal date of December 21, 2012.

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

In May 2012, we received a second CRL from the FDA. In the CRL, the FDA noted, “During a recent inspection of the Mountain View, CA manufacturing facility for this application, our field investigator conveyed deficiencies to the representative of the facility. Satisfactory resolution of these deficiencies is required before this application may be approved.” We stated that we believed the deficiencies were medical device specific and readily addressable. Since the receipt of the CRL, we received further clarification of the specific deficiencies from the FDA and have made submissions directly to the Center for Devices and Radiological Health Office of Compliance and the San Francisco FDA District Office, intended to fully address the deficiencies. The May 2012 CRL also contained comments on the product’s draft product labeling. We believe that there is substantial agreement between us and the FDA on product labeling. In the ADASUVE NDA resubmission, we submitted updated draft labeling which is intended to be responsive to the comments provided by the FDA in the May 2012 CRL. There were no new clinical or safety issues identified and there were no other deficiencies outlined in the CRL. With respect to the ADASUVE REMS, the CRL stated that discussions can continue on the proposed REMS after the response to the CRL has been submitted. We believe that there is substantial agreement between us and the FDA on the proposed REMS. In June 2012, we resubmitted the ADASUVE NDA and were notified by the FDA that our resubmitted ADASUVE NDA has a PDUFA goal date of December 21, 2012.

In October 2010, we were notified that ADASUVE was eligible for submission to the European Medicines Agency, or EMA, for an opinion regarding the potential approval of ADASUVE through the centralized marketing authorization procedure. Marketing authorization granted by the European Commission on the basis of the opinion issued by the EMA are valid in all of the European Union member states. We also have been notified that ADASUVE is acceptable for submission as a trade name and have completed work on the Pediatric Investigation Plan for the Marketing Authorization Application, or MAA, submission. On October 26, 2011, the EMA accepted the submission of our ADASUVE MAA. In March 2012, we received the Committee for Medicinal Products for Human Use, or CHMP, Consolidated List of Questions, or the Day 120 List of Questions, regarding our ADASUVE MAA. The Day 120 List of Questions included “major objections,” including objections pertaining to the extrapolation of the Phase 3 clinical efficacy data, aspects of the risk management plan, and the need to obtain an EU Good Manufacturing Practices certificate for our Mountain View, California manufacturing facility and commercial manufacturing process. In May 2012, we and our European corporate partner, Grupo Ferrer, met with the EMA, and the Rapporteur and Co-Rapporteur appointed for ADASUVE, to further understand specifics of the major objections raised in the Day 120 List of Questions. In July 2012, we submitted our responses to the EMA, which were intended to address the questions outlined in the Day 120 List of Questions.

In July 2012, we completed the follow-up activities resulting from the May 2012 EU pre approval inspection. Based upon the outcome from this inspection of our Mountain View, California facility and our responses, the Spanish authorities, on behalf of the European Union, determined that our facility complied with the principles and guidelines of Good Manufacturing Practice set forth in Directive 2003/94/EC and in August 2012 issued us an EU Certificate of Good Manufacturing Practices Compliance of a Manufacturer. The initial certificate is valid for three years, through May 15, 2015. The receipt of this certificate resolved one of the major objections outlined in the Day 120 List of Questions.

In September 2012, we received the Day 180 List of Outstanding Issues from the CHMP regarding our ADASUVE MAA. However, the Day 180 List of Outstanding Issues included two “major objections,” which preclude a recommendation for marketing authorization at the present time. The first major objection states that the CHMP does not believe that our data supports the broad indication as submitted, and that we should justify that the benefit/risk is positive in this group or identify a group of patients in whom the benefit/risk would be positive. The second major objection is that to limit the risk for, among other risks, bronchospasm and an effect on cardiac rhythms, or QT time, we proposed to limit the use of ADASUVE to a single dose per 24 hours, however, a “considerable proportion,” as described by the CHMP, of patients in the efficacy studies did not respond to a single dose at the 4 hours time point and needed subsequent doses. Therefore, it remains uncertain whether in clinical practice it will be feasible to avoid dose-repetition.

During the fourth quarter of 2012, we plan to submit additional analyses and responses to the EMA in response to the Day 180 List of Outstanding Issues, including the two major objections. We also anticipate a face-to-face meeting with the CHMP during the same time period.

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

We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balance at September 30, 2012, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the second quarter of 2013. We are unable to assert that our financial position is sufficient to fund operations beyond the second quarter of 2013, and as a result, there is substantial doubt about our ability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms, or at all, to continue to pursue approval to commercialize ADASUVE in the United States or other countries, to continue development of our other product candidates or to continue operations.

On June 12, 2012, we effected a 1-for-10 reverse stock split of our outstanding common stock. The reverse stock split affected all stockholders of our common stock uniformly and did not materially affect any stockholder’s percentage of ownership interest. The par value of our common stock remains unchanged at $0.0001 per share and the number of authorized shares of common stock remains the same after the reverse stock split.

On July 20, 2012, we entered into a committed equity line of credit with Azimuth Opportunity, L.P., or Azimuth, under which we may sell up to the lesser of $20 million of common stock over an approximately 24-month period pursuant to a Common Stock Purchase Agreement, or the Purchase Agreement. We are not obligated to utilize any of the facility and we remain free to enter into and consummate other equity and debt financing transactions. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When we elect to use the facility, we will issue shares to Azimuth at a discount of 5% to the volume weighted average price of our common stock over a preceding period of trading days. Azimuth is not required to purchase any shares at a pre-discounted purchase price below $2.00 per share. Any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on July 3, 2012. This facility replaces a similar facility that was established in May 2010 and expired after its 24-month term. During the third quarter of 2012, we settled with Azimuth on the purchase of a total of 3,489,860 shares of our common stock under the Purchase Agreement at an aggregate purchase price of $13.6 million. The Company received $13.4 million in net proceeds from the sale of these shares after deducting offering expenses.

On February 23, 2012, we issued an aggregate of 4,400,000 shares of our common stock and warrants to purchase up to an additional 4,400,000 shares of our common stock in an underwritten public offering. Net proceeds from the offering were $20.2 million, after deducting offering expenses. The warrants are exercisable beginning February 24, 2013 at $5.00 per share and will expire on February 23, 2017. The shares of common stock and warrants were sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. We agreed to customary obligations, including indemnification.

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

We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, equipment financings, debt financings and government grants. We have generated $68.8 million in revenues from inception through September 30, 2012, primarily through license and development agreements and to a lesser extent United States Small Business Innovation Research grants and drug compound feasibility studies. Prior to 2007, we recognized governmental grant revenue and drug compound feasibility revenue. However, we expect no grant revenue or drug compound feasibility screening revenue in 2012. We do not expect any product revenue until at least mid-2013.

We have incurred significant losses since our inception. As of September 30, 2012, our deficit accumulated during development stage was $324.3 million and total stockholders’ equity was $10.3 million. We recognized net losses of $17.7 million in the nine months ended September 30, 2012 and $40.5 million, $1.5 million and $56.1 million in the years ended December 31, 2011, 2010 and 2009, respectively, and $369.4 million in the period from December 19, 2000 (Inception) to September 30, 2012. In February 2012, we reduced our workforce by 29, or 38% of our employees. We expect our operating expenses to increase in the fourth quarter of 2012 as we initiate our commercialization and manufacturing efforts in anticipation of the potential approvals of our ADASUVE NDA and MAA.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

Revenue

Revenues for the three and nine months ended September 30, 2012 were $729,000 and $3,341,000, respectively, and $1,259,000 and $3,776,000 in the same periods in 2011, respectively. We recognized revenues related to our license and development agreement with Cypress, or the Cypress Agreement, signed in August 2010 in the nine months ended September 30, 2012 and both the three and nine months ended September 30, 2011. There was no revenue recognized from the Cypress Agreement in the three months ended September 30, 2012. Revenues in the three and nine months ended September 30, 2012 also included amounts related to our commercial partnership with Grupo Ferrer signed in October 2011. We do not anticipate product revenues until at least mid-2013.

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

The following table allocates our expenditures between product candidate costs or general research, based on our internal records and estimated allocations of employee time and related expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product candidate expenses	$4,254	$7,777	$12,864	$19,365
General research	530	274	1,962	1,612

Total research and development expenses	$4,784	$8,051	$14,826	$20,977

Research and development expenses were $4.8 million and $14.8 million during the three and nine months ended September 30, 2012, respectively, and $8.1 million and $21.0 million in the same periods in 2011, respectively. The decrease in research and development expenses was a result of the suspension of development of our AZ-007 and Staccato nicotine product candidates as well as our efforts to conserve cash resources, including a 38% Company mandated reduction in our workforce in February 2012 and an additional net reduction of 18%of our workforce due to employees who have since voluntarily resigned. Due to the Company mandated reduction in our workforce, we recorded a reversal of share-based compensation for unvested stock options, expensed in earlier periods that resulted in a reduction of research and development costs of $431,000 during the three months ended March 31, 2012.

We expect research and development non-share based compensation expenses in the fourth quarter of 2012 will increase as we initiate some pre-commercialization and commercial manufacturing efforts in anticipation of the potential approvals of our ADASUVE NDA and MAA.

General and Administrative Expenses

General and administrative expenses were $2.3 million and $6.5 million during the three and nine months ended September 30, 2012, respectively, and $3.1 million and $8.7 million in the same periods in 2011, respectively. During the three months ended March 31, 2012, the Company recorded a non-cash contra expense of $1.4 million related to the termination of our lease and associated subleases of one of our Mountain View facilities. This non-cash contra expense was a result of the reversal of deferred rent liability, net of the accelerated depreciation of the fixed assets, related to the facility. The decreases from 2011 levels were also a result of our efforts to conserve cash resources, including the reductions in our workforce as described above.

Excluding the one-time contra expense related to the lease termination, we expect general and administrative expenses to increase in the fourth quarter of 2012 to support some pre-commercialization and commercial manufacturing efforts in anticipation of the potential approvals of our ADASUVE NDA and MAA.

In addition, we have not recognized cash bonuses under our 2012 cash bonus plan and expenses associated with certain share-based awards that will vest upon the approval of the ADASUVE NDA. If the NDA is approved in the fourth quarter of 2012, we will recognize operating expenses of approximately $1.8 million related to the 2012 cash bonus plan and $1.9 million of share-based compensation.

Change in the Fair Value of Contingent Consideration Liability

In connection with our acquisition of all of the outstanding equity of Symphony Allegro, Inc., or Allegro, in the third quarter of 2009, we are obligated to pay Symphony Allegro Holdings LLC, or Holdings, certain percentages of cash receipts that may be generated from future collaboration transactions for ADASUVE, AZ-104 and/or AZ-002. We measure the fair value of this contingent consideration liability on a recurring basis. Any changes in the fair value of this contingent consideration liability are recognized in earnings in the period of the change. Certain events, including, but not limited to, clinical trial results, regulatory approval or nonapproval of our submissions, such as our ADASUVE NDA we filed with the FDA in July 2012 and our ADASUVE MAA filed with the EMA in October 2011, the timing and terms of a strategic partnership, and the commercial success of ADASUVE, AZ-104, and/or AZ-002, could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations. During the three months ended September 30, 2012, we updated the contingent liability fair value model primarily to reflect the present value impact of the passage of three months on our discounted cash flow model. During the three and nine months ended September 30, 2012, we updated the contingent liability fair value model primarily to reflect the timing of certain cash flows as a result of the delay in our ADASUVE PDUFA goal date and the receipt of the CRL for the ADASUVE NDA in May 2012. This update resulted in a non-operating, non-cash loss of $0.2 million during the three months ended September 30, 2012 and an non-operating, non-cash gain of $1.0 million during the nine months ended September 30, 2012.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net, was $5,000 and $413,000 for the three and nine months ended September 30, 2012, respectively, and $13,000 and $30,000 in the same periods in 2011, respectively. In 2012, the amount primarily consists of gains on the retirement of fixed assets as the Company sold certain equipment no longer being utilized. We expect interest income to continue to remain nominal through 2012 as we expect the low interest rate environment to continue.

Interest Expense

Interest expense was $333,000 and $1,146,000 for the three and nine months ended September 30, 2012, respectively, and $529,000 and $1,703,000 in the same periods in 2011, respectively. The amounts represent interest on our equipment financing obligations and term loan agreements. Interest expense decreased due to a reduction in our outstanding debt balances as we continue to make our scheduled payments. We expect interest expense to continue to decrease from current levels as we decrease our outstanding debt balances as we make our monthly payments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, revenues primarily from licensing and development agreements, government grants and payments from Allegro. We have received additional funding from financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our 2005 Employee Stock Purchase Plan, or ESPP. As of September 30, 2012, we had $32.0 million in cash, cash equivalents, marketable securities and restricted cash. Our cash and marketable security balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Cash Flows from Operating Activities. Net cash used in operating activities was $11.0 million and $24.6 million during the nine months ended September 30, 2012 and 2011, respectively. The net cash used in operating activities in the nine months ended September 30, 2012 primarily reflects the net loss of $17.7 million offset by the non-cash charges of: (i) depreciation of $3.5 million; (ii) share-based compensation expense of $2.5 million; and (iii) the change in fair value of the contingent consideration liability of $1.0 million. Cash flows from operating activities were also impacted by the reduction in: (i) other liabilities of $3.7 million; (ii) deferred revenues of $1.9 million; and (iii) accounts payable of $1.8 million partially offset by the collection of the accounts receivables of $10.0 million.

The net cash used in operating activities in the nine months ended September 30, 2011 primarily reflects the net loss of $30.8 million offset by the non-cash charges of: (i) share-based compensation expense of $1.5 million; (ii) depreciation of $3.4 million; and (iii) the change in fair value of the contingent consideration liability of $3.3 million. Cash flows from operating activities were also impacted by the reduction in deferred revenues of $1.8 million and other liabilities of $1.7 million partially offset by the increase in accrued clinical and other accrued liabilities of $0.8 million.

Cash Flows from Investing Activities. Net cash provided by investing activities was $2.4 million and $9.4 million during the nine months ended September 30, 2012 and 2011, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. During the nine months ended September 30, 2012, we had maturities of marketable securities, net of purchases, of $2.0 million, proceeds from the disposal of the property and equipment of $0.4 million and purchases of property and equipment of $0.2 million, primarily consisting of equipment purchases.

During the nine months ended September 30, 2011, we had maturities of marketable securities, net of purchases, of $9.8 million, and purchases of property and equipment of $0.4 million, primarily consisting of equipment purchases.

Cash Flows from Financing Activities. Net cash provided by financing activities was $19.2 million and $12.0 million during the nine months ended September 30, 2012 and 2011, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our equipment financing agreements. In the nine months ended September 30, 2012, we raised net proceeds of $20.2 million from a public offering, $13.4 million from the utilization of our equity line of credit and $1.5 million from the sale of common stock to Grupo Ferrer. In the nine months ended September 30, 2011, we had net proceeds of $15.9 million from our registered direct offering in May 2011.

During the nine months ended September 30, 2012, we made a payment of $5.0 million to Holdings as a result of our receipt of the $10 million Grupo Ferrer upfront payment and we entered into an agreement with Hercules Technology Growth Capital, Inc., or Hercules, to establish a restricted cash account impacting cash flows by $6.5 million. In the nine months ended September 30, 2012 and 2011, principal payments on our financing obligations were $4.5 million and $4.1 million, respectively.

We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balance at September 30, 2012, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the second quarter of 2013. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	expenditures related to continued preclinical and clinical development of our lead product candidates during this period within budgeted levels;

•	no unexpected costs related to the development of our manufacturing capability;

•	no unexpected costs related to the our response to the CRL issued by the FDA related to the ADASUVE NDA;

•	no unexpected costs related to the EMA review of our ADASUVE MAA; and

•	no unbudgeted growth in the number of our employees during this period.

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

In June 2010 and February 2011, we entered into agreements to amend the terms of the manufacture agreement, or the amendments. Under the terms of the first of the amendments, we paid Autoliv $4 million and issued Autoliv a $4 million unsecured promissory note in return for a production line for the commercial manufacture of chemical heat packages. A production line is comprised of two identical and self-sustaining “cells,” and the first such cell has been completed, installed and qualified. Under the terms of the second of the amendments, the original $4 million note was cancelled and a new unsecured promissory note was issued with a reduced principal amount of $2.8 million, or the second note, and production on the second cell halted. The second note is payable in 48 equal monthly installments of approximately $68,000 and the last payment is scheduled for December 2014.

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

Our scheduled future minimum contractual payments, net of sublease income, including interest at September 30, 2012, are as follows (in thousands):

	Operating Lease Agreements	Financing Obligations	Total
2012 - remaining 3 months	1,001	1,785	2,786
2013	3,542	6,124	9,666
2014	3,502	815	4,317
2015	3,197	—	3,197
2016	3,287	—	3,287
Thereafter	4,240	—	4,240

Total	$18,769	$8,724	$27,493

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

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and restricted cash. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of September 30, 2012, we had cash, cash equivalents, marketable securities and restricted cash of $32.0 million. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management (with the participation of our chief executive officer, principal financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2012, our internal disclosure controls and procedures were effective.

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

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $17.7 million, $40.5 million, $1.5 million, and $56.1 million for the nine months ended September 30, 2012, and the years ended December 31, 2011, 2010 and 2009, respectively, and $369.4 million for the period from December 19, 2000 (inception) to September 30, 2012. As of September 30, 2012, we had a deficit accumulated during development stage of $324.3 million and stockholders’ equity of $10.3 million. We expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

You must evaluate us in light of the uncertainties and complexities affecting a development stage pharmaceutical company. We have not completed clinical development for any of our product candidates. In May 2012, we received a second CRL from the FDA regarding our NDA for our ADASUVE product candidate. A CRL is issued by the FDA indicating that the NDA review cycle is complete and the application is not ready for approval in its present form. In the May 2012 CRL, the FDA noted, “During a recent inspection of the Mountain View, CA manufacturing facility for this application, our field investigator conveyed deficiencies to the representative of the facility. Satisfactory resolution of these deficiencies is required before this application may be approved.” With respect to the ADASUVE REMS, the CRL stated that discussions can continue on the proposed REMS after the response to the action letter has been submitted. The CRL also contained FDA comments on draft product labeling. We resubmitted our NDA for ADASUVE in June 2012 and the PDUFA goal date for the ADASUVE NDA is December 21, 2012. We may be unsuccessful in resolving the concerns raised in the CRL and we may never receive marketing approval for ADASUVE or any of our other product candidates. On October 26, 2011, the EMA accepted the submission of our ADASUVE MAA. In March 2012, we received the Day 120 List of Questions regarding our ADASUVE MAA. The Day 120 List of Questions included major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan and other aspects of the risk management plan. In May 2012, the EMA performed a pre-approval inspection and in August 2012, we received our EU Good Manufacturing Practices Certificate for our Mountain View, California. We submitted our response to the Day 120 List of Questions in July 2012. In September 2012, we received the Day 180 List of Outstanding Issues for the ADASUVE MAA. The Day 180 List of Outstanding Issues included two “major objections,” which preclude a recommendation for marketing authorization at the present time. The first major objection states that the CHMP does not believe that our data supports the broad indication as submitted, and that we should justify that the benefit/risk is positive in this group, or identify a group of patients in whom the benefit/risk would be positive. The second major objection is that to limit the risk for, among other risks, bronchospasm and an effect on QT time, we proposed to limit the use of ADASUVE to a single dose per 24 hours, however, a “considerable proportion,” as described by the CHMP, of patients in the efficacy studies did not respond to a single dose at the 4 hours time point and needed subsequent doses. Therefore, it remains uncertain whether in clinical practice it will be feasible to avoid dose-repetition. Each of our other product candidates is at an earlier stage of development and may be affected by concerns expressed in the CRL and/or the Day 180 List of Outstanding Issues. Each of our product candidates will be unsuccessful if it:

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

We believe that with current cash, cash equivalents, marketable securities and restricted cash and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the second quarter of 2013. In February 2012, we reduced our workforce by 29 employees or 38% of our workforce in an effort to preserve cash balances. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	expenditures related to continued preclinical and clinical development of our product candidates during this period within budgeted levels;

•	no unexpected costs related to the development of our manufacturing capability;

•	no unexpected costs related to our response to the CRL and interactions with the FDA regarding the issues raised therein;

•	no unexpected costs related to the EMA review of our ADASUVE MAA; and

•	no unbudgeted growth in the number of our employees during this period.

We may never be able to generate a sufficient amount of product revenue to cover our expenses. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic partnerships or licensing arrangements. Any financing transaction may contain unfavorable terms. For example, the terms of certain warrants we have issued in previous financings could require us to pay warrant holders a significant portion of the proceeds in a change of control transaction, potentially materially reducing the proceeds available to holders of our common stock. If we raise additional funds by issuing equity securities, such as our February 2012 public stock offering or draw downs under the Purchase Agreement with Azimuth, our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we raise additional funds through strategic partnerships, we may be required to relinquish rights to our product candidates or technologies, or to grant licenses on terms that are not favorable to us. Complying with the terms of the foregoing rights and restrictions may make it more difficult to complete certain types of transactions and result in delays to our fundraising efforts.

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

On October 26, 2011, the EMA accepted the submission of our ADASUVE MAA for an opinion regarding the potential approval of ADASUVE prior to potential grant of marketing authorization by the European Commission. In March 2012, we received the Day 120 List of Questions regarding our ADASUVE MAA. The Day 120 List of Questions included major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan and other aspects of the risk management plan. We submitted out response to the questions in the Day 120 List of Questions in July 2012. In September 2012, we received the Day 180 List of Outstanding Issues for the ADASUVE MAA. The Day 180 List of Outstanding Issues outlined major objections pertaining to the relative benefits and risks of ADASUVE for the intended patient population and the feasibility of limiting the number of doses of ADASUVE administered once in a twenty-four hour period and the associated pulmonary safety risks of additional doses. Any significant delay in the review of approval of our application for marketing authorization following response to these questions may harm the chances for approval of our MAA, and would have a material adverse effect on our business and financial condition.

Unstable market conditions may have serious adverse consequences on our business.

The recent economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe that with current cash, cash equivalents, marketable securities, restricted cash and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the second quarter of 2013, we may obtain additional financing on less than attractive rates or on terms that are extremely dilutive to existing stockholders, such as our February 2012 underwritten public offering. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and stock price and could require us to delay or abandon clinical development plans or alter our operations. There is a risk that one or more of our current component manufacturers and partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

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

In March 2012, we received the Day 120 List of Questions regarding our ADASUVE MAA. The Day 120 List of Questions included major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan and other aspects of the risk management plan. In July 2012, we submitted our responses to the Day 120 List of Questions. In September 2012, we received the Day 180 List of Outstanding Issues for the ADASUVE MAA. The Day 180 List of Outstanding Issues outlined major objections pertaining to the relative benefits and risks of ADASUVE for the intended patient population and the feasibility of limiting the number of doses of ADASUVE administered once in a twenty-four hour period and the associated pulmonary safety risks of additional doses We may never receive marketing approval for ADASUVE or any of our other product candidates as a result of the issues raised in the Day 180 List of Outstanding Issues.

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

Any delay in, or failure to receive or maintain, approval for any of our product candidates could prevent us from ever generating meaningful revenues or achieving profitability. The Day 120 List of Questions that we received from the CHMP in March 2012 outlined major objections pertaining to the extrapolation of the Phase 3 study population to the intended patient population, pulmonary safety in patients with active airways disease and recommendations to address this issue via the risk management plan and other aspects of the risk management plan. In July 2012, we submitted our responses to the Day 120 List of Questions. In September 2012, we received the Day 180 List of Outstanding Issues for the ADASUVE MAA. The Day 180 List of Outstanding Issues outlined major objections pertaining to the relative benefits and risks of ADASUVE for the intended patient population and the feasibility of limiting the number of doses of ADASUVE administered once in a twenty-four hour period and the associated pulmonary safety risks of additional doses. We may never receive marketing approval for ADASUVE or any of our other product candidates as a result of the issues raised in the Day 180 List of Outstanding Issues.

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

We have filed an MAA with the EMA for ADASUVE for the rapid control of agitation in adult patients with schizophrenia or bipolar disorder and plan to seek approval to market ADASUVE in other countries. In March 2012, we received the Day 120 List of Questions that outlined major objections to our ADASUVE MAA. In July 2012, we submitted our responses to the Day 120 List of Questions. In September 2012, we received the Day 180 List of Outstanding Issues for the ADASUVE MAA. The Day 180 List of Outstanding Issues outlined major objections pertaining to the relative benefits and risks of ADASUVE for the intended patient population and the feasibility of limiting the number of doses of ADASUVE administered once in a twenty-four hour period and the associated pulmonary safety risks of additional doses. Because of these and any other major objections that may be raised during the review procedure, we may not receive marketing authorization from the European Commission and would be unable to commercialize ADASUVE in the European Union. Alternatively, any marketing authorizations may be subject to conditions for approval or post-approval obligations. Such conditions or obligations may be costly and time consuming to fulfill and may affect our operations. For example, additional clinical data may be required to confirm the safety or efficacy profile of ADASUVE in the target patient population. In addition, marketing authorizations are subject to periodic reviews, which, if negative, could affect our ability to commercialize ADASUVE in the European Union.

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

The third-party suppliers of the components of our Staccato system must meet high precision and quality standards for our finished devices to comply with regulatory requirements. A contract manufacturer is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign authorities to ensure that our finished devices remain in strict compliance with the QSR, which sets forth the FDA’s cGMP requirements for medical devices, and other applicable government regulations and corresponding foreign standards. We are ultimately responsible for confirming that the components used in the Staccato system are manufactured in accordance with specifications, standards and procedures necessary to ensure that our finished devices comply with the QSR or other applicable regulations.

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

We anticipate that, if approved, ADASUVE would compete with other available antipsychotic drugs for the treatment of agitation, such as intramuscular formulations, which are approved for the treatment of agitation, and oral tablets and oral solutions, which are not approved for the treatment of agitation.

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and The NASDAQ Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. The Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions, some of which the Securities and Exchange Commission, or SEC, has implemented by adopting additional rules and regulations in areas such as the compensation of executives, referred to as “say-on-pay”. We cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with the Sarbanes Oxley Act of 2002, the Dodd-Frank Act and associated SEC rules, or any other regulations, we could be subject to a range of consequences, including restrictions on our ability to sell equity securities or otherwise raise capital funds, the de-listing of our common stock from The NASDAQ Global Market, suspension or termination of our clinical trials, failure to obtain approval to market ADASUVE, restrictions on future products or our manufacturing processes, significant fines, or other sanctions or litigation. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

Our workforce reduction in February 2012 and any future workforce and expense reductions may have an adverse impact on our internal programs and may divert management attention.

In February 2012, we conducted a strategic reduction in our workforce of approximately 38% of our employees in order to preserve our capital resources and to manage our operating expenses. This and any other additional reductions in our workforce may limit our ability to complete all of our corporate objectives. We may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or our competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business. In addition, the workforce reduction may make retaining and motivating the remaining workforce more difficult, causing us to lose the services of employees that we rely upon.

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

We will need to raise additional capital to fund our operations, to develop our product candidates, to develop our commercialization plans, to expand our market knowledge and to continue the development of our commercial manufacturing capabilities. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in May 2011 we issued 1,192,703 shares of our common stock and warrants to purchase up to an additional 417,446 shares of our common stock in a registered direct offering, in February 2012, we issued 4,400,000 shares of our common stock and warrants to purchase up to an additional 4,400,000 shares of our common stock in an underwritten public offering, in March 2012, we issued 241,936 shares of our common stock in a private placement to Grupo Ferrer, in July 2012 we issued 80,429 shares of our common stock to Azimuth in consideration for its execution and delivery of the Purchase Agreement and in August and September 2012, we issued an aggregate of 3,489,860 shares of our common stock to Azimuth under the Purchase Agreement. If we enter into other financing transactions in which we issue equity securities in the future, our existing common stockholders will experience immediate dilution upon any such issuance.

If we fail to maintain compliance with the listing requirements of The NASDAQ Global Market, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

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

This reverse stock split may not prevent our common stock from dropping back down below The NASDAQ Global Market minimum closing bid price requirement in the future. It is also possible that we would otherwise fail to satisfy another NASDAQ Global Market requirement for continued listing of our common stock. As of October 26, 2012, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $75.2 million and the total market value of our listed securities was $79.6 million and the closing bid price of our common stock was $5.07 per share. As of September 30, 2012, we had stockholders’ equity of $10.3 million.

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

Alexza Pharmaceuticals, Inc.
(Registrant)

November 6, 2012	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer
(principal executive officer)

November 6, 2012	/s/ Mark K. Oki
Mark K. Oki
Senior Vice President, Finance, Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.3	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (2)

3.5	Amendment to Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (2)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (2)

10.1	Common Stock Purchase Agreement between Alexza and Azimuth Opportunity, L.P. dated July 20, 2012. (4)

10.2*	Form of Amended Change of Control Agreement between Alexza and each of its officers.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS‡	XBRL Instance Document (furnished electronically herewith).

101.SCH‡	XBRL Taxonomy Extension Schema Document (furnished electronically herewith).

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith).

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith).

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith).

*	Management contract or compensation plan or arrangement.
‡	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-3 filed on June 26, 2012 (File No. 333-182341).
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(3)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 23, 2012.