Form 10-K
period 2012-12-31
Alexza Pharmaceuticals Inc.
filed 2013-03-26
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $41,492,284 based on the closing sale price of the Registrant’s common stock on The NASDAQ Global Market on June 30, 2012. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of March 8, 2013 was 15,777,512.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

The names “Alexza Pharmaceuticals,” “Alexza,” “Staccato” and “ADASUVE” are trademarks of Alexza Pharmaceuticals, Inc. We have registered these trademarks with the U.S. Patent and Trademark Office and other ex-U.S. trademark offices. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding: the adequacy of our capital to support our operations, our ability to raise additional funds and the potential terms of such potential financings, the ability of us and any current or future partners to effectively and profitably commercialize ADASUVE, the timing of the commercial launch of ADASUVE, our ability to implement and assess the ADASUVE REMS program, the timing and outcome of the ADASUVE post-marketing studies, the prospects of us receiving approval to market ADASUVE in Latin America, Russia, the Commonwealth of Independent States countries and other countries, the implications of interim or final results of our clinical trials, the progress and timing of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of our product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures and the sufficiency of our cash resources. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

Item 1. Business

BACKGROUND

We are a pharmaceutical company focused on the research, development and commercialization of novel proprietary products for the acute treatment of central nervous system conditions. ADASUVE®, or Staccato loxapine, and our product candidates are based on our proprietary technology, the Staccato® system. The Staccato system vaporizes an excipient-free drug to form a condensation aerosol that, when inhaled, allows for rapid systemic drug delivery. Because of the particle size of the aerosol, the drug is quickly absorbed through the deep lung into the bloodstream, providing speed of therapeutic onset that is comparable to intravenous, or IV, administration but with greater ease, patient comfort and convenience.

Our lead program, Staccato loxapine, has been developed for the treatment of agitation and is known commercially as ADASUVE. ADASUVE has been approved for marketing in the United States by the U.S. Food and Drug Administration, or FDA, and in the European Union, or EU, by the European Commission, or EC. In the United States and the EU, ADASUVE has been approved for similar indications, and is commercially available with a different number of dose strengths, and has different risk mitigation and management plans in the U.S. and the EU. ADASUVE is our only approved product.

We are projecting ADASUVE to be launched in both the U.S. and the EU during the third quarter of 2013. We are continuing to develop our U.S. commercial launch plans, which could include us commercializing ADASUVE with a contract sales organization, or CSO, or licensing the U.S. commercialization rights to a third party. We have not entered into any definitive agreements with any CSO or licensee, and this, coupled with our need to finance the launch, limits our ability to make preparations for the expected product launch in the U.S. This could jeopardize our expected U.S. launch timing. For the EU market, ADASUVE will be launched by Grupo Ferrer Internacional S.A., or Ferrer, which is our exclusive commercial partner for ADASUVE in Europe, Latin America, Russia and the Commonwealth of Independent States countries, or the Ferrer Territories. We continue to seek additional strategic partnerships to commercialize ADASUVE in the territories outside of the Ferrer Territories.

Our product candidate in active development during 2013 is AZ-002 (Staccato alprazolam) which is being developed for the treatment of acute repetitive seizures, or ARS.

Our development pipeline not in active development includes: (i) AZ-007 (Staccato zaleplon) for the treatment of insomnia in patients who have difficulties falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep, (ii) AZ-104 (Staccato loxapine, low-dose) for the treatment of patients suffering from acute migraine headaches, (iii) AZ-003 (Staccato fentanyl) for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes and (iv) Staccato nicotine which is designed to help smokers quit by addressing both the chemical and behavioral components of nicotine addiction by delivering nicotine replacement via inhalation. Staccato nicotine is licensed to Ramius Value and Opportunity Advisors LLC; Royalty Pharma, U.S. Partner, LP; Royalty Pharma U.S. Partners 2008, LP; and RP Investment Corporation, or collectively, Royalty Pharma.

We have retained all rights to ADASUVE, our product candidates and the Staccato system, other than those licensed to Ferrer and Royalty Pharma. We intend to capitalize on our internal resources to develop certain product candidates and to identify routes to utilize external resources to develop and commercialize other product candidates.

We believe that, based on our cash, cash equivalents and marketable securities balance at December 31, 2012 and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the second quarter of 2013. We are unable to assert that our financial position is sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms, or at all, to commercialize ADASUVE or continue development of our other product candidates or to continue operations and we may not be able to execute any strategic transaction.

AGITATION — ADASUVE

Background:

Episodes of agitation afflict many people suffering from major psychiatric disorders, including schizophrenia and bipolar disorder. In the United States, approximately 2.4 million adults have schizophrenia and approximately 5.7 million adults have bipolar disorder. Of these patients, approximately 900,000 adult patients with schizophrenia and 5 million adult patients with bipolar disorder are currently receiving pharmaceutical treatment and are the target patient population for ADASUVE. Agitation in these patients generally escalates over time, with patients initially feeling uncomfortable, tense and restless, and as the agitation intensifies, their behavior appears more noticeable to others. From the healthcare professional’s perspective, agitation, if not treated quickly and effectively, may escalate unpredictably and poses a serious safety risk to staff and the patients themselves. More than 90% of patients with schizophrenia and bipolar disorder will experience agitation in their lifetimes. Based on our market research with caregivers of patients with schizophrenia or bipolar disorder, we believe that patients with schizophrenia or bipolar disorder experience an average of 11 to 12 agitation episodes each year. Based on our estimate of a cost of $75 per unit for ADASUVE, we believe, based on our market research, that the potential U.S. market for ADASUVE in the hospital segment could be approximately $225 million per year.

While patients seek treatment at different points along the agitation continuum, once they present at a medical setting they generally need treatment urgently. Our primary market research indicates that approximately 50% of treated acute agitation episodes are treated in an emergency setting. In the hospital setting, patients are routinely treated in medical emergency departments, psychiatric emergency services and inpatient psychiatric units, which are the settings where ADASUVE will be used.

Based on our market research, we estimate that between 10% and 30% of the treated patients receive an intramuscular injection to treat their agitation. Although there are no approved oral medications to treat agitation, current treatment guidelines recommend the use of oral medications over IM injections. Oral medications are non-coercive to the extent that patients cooperate to take the medication. Our market research data also indicate that: (i) over 95% of psychiatrists surveyed believe that there is a need and approximately 40-45% believe that there is a “significant need” for a novel therapy to treat agitation episodes in the medical setting that can be administered non-invasively with a fast onset, (ii) approximately 75% of psychiatrists surveyed would be “likely” or “very likely” to use a fast-acting, non-invasive product if available in a hospital setting and (iii) as many as 73% of patients surveyed “could use” and “would use” a fast-acting product.

Commercialization Strategy — United States

In December 2012, the FDA approved our New Drug Application, or NDA, for Staccato loxapine, as ADASUVE (loxapine) Inhalation Powder 10 mg for the acute treatment of agitation associated with schizophrenia or bipolar I disorder in adults.

We are projecting that ADASUVE will be launched in the United States during the third quarter of 2013. We are continuing to develop our U.S. commercial plans, which could include us commercializing ADASUVE with a CSO or licensing the U.S. commercialization rights to a third party. We have not entered into any definitive agreements with any CSO or licensees, and this, coupled with our need to finance the launch, limits our ability to make preparations for the expected product launch in the U.S. This could jeopardize our expected U.S. launch timing. We initiated several pre-commercialization activities in late 2012 and early 2013, focusing on activities that had long lead-times and are important to the ADASUVE U.S. commercial launch. Included in these activities are (i) qualitative and quantitative pricing studies, (ii) market segmentation and targeting analyses, (iii) ADASUVE product positioning and testing with physicians and nurses, (iv) the Risk Evaluation and Mitigation Strategy, or REMS program planning, and (v) the Phase 4 clinical studies planning. As a result of this work, we project that the initial launch effort will focus on 1,000 — 1,200 hospitals, of which we have identified approximately 650 hospitals as the primary target hospitals.

As a condition of the approval of ADASUVE in the U.S., a REMS program including an “elements to assure safe use” is required to be implemented and periodically assessed. ADASUVE will only be available in healthcare facilities/hospitals enrolled in the ADASUVE REMS program. We anticipate utilizing a third party vendor or a corporate partner to implement and periodically assess the ADASUVE REMS program.

As an other condition of U.S. ADASUVE approval, there are several additional post-approval commitments and requirements, including a 10,000 patient observational clinical trial that is designed to gather patient safety data based on the “real-world” use of ADASUVE in the hospital setting and a clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients. The data derived from any post-approval study or trial could result in additional restrictions on the commercialization of ADASUVE through changes to the approved ADASUVE label, a REMS, the imposition of additional post-approval studies or trials, or even the withdrawal of the approval of ADASUVE from the market. We expect to initiate the observational clinical trial in the second quarter of 2013 and the clinical program for adolescent patients in the second half of 2013.

Commercialization Strategy — European Union and additional Ferrer Territory Countries

In February 2013, the EC granted marketing authorization for ADASUVE (Staccato loxapine). In the EU, ADASUVE, 4.5 mg and 9.1 mg inhalation powder loxapine, pre-dispensed, is authorized for the rapid control of mild-to-moderate agitation in adult patients with schizophrenia or bipolar disorder. The ADASUVE marketing authorization requires that patients receive regular treatment immediately after control of acute agitation symptoms, and that ADASUVE is administered only in a hospital setting under the supervision of a healthcare professional. The ADASUVE marketing authorization also requires that a short-acting beta-agonist bronchodilator treatment be available for treatment of possible severe respiratory side-effects (bronchospasm).The EC delivered the marketing authorization for ADASUVE on the basis of the positive opinion issued by the European Medicines Agency, or EMA, in December 2012 and is valid in all 27 of the EU Member States, plus Iceland, Liechtenstein and Norway. We believe Ferrer will focus the initial EU launch of ADASUVE in Germany and Austria in 2013, with a planned launch into the rest of the EU countries in 2014.

As a condition of the ADASUVE marketing authorization, we have several post-approval commitments including, (i) a benzodiazepine interaction study, (ii) a controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, (iii) an observational clinical trial, and (iv) a drug utilization clinical trial.

In October 2011, we entered into a commercial partnership with Ferrer pursuant to a Collaboration, License and Supply Agreement, or the Ferrer Agreement, to commercialize ADASUVE in the Ferrer Territories. Under the terms of the Ferrer Agreement, in January 2012 we received an upfront cash payment of $10 million, $5 million of which was paid to the former stockholders of Symphony Allegro, Inc. We are eligible to receive additional milestone payments contingent on individual country commercial sales initiation and cumulative net sales targets. Ferrer has the exclusive rights to commercialize ADASUVE in the Ferrer Territories. We will supply ADASUVE to Ferrer for all of its commercial sales, and will receive a specified per-unit transfer price.

Alexza was responsible for gaining initial EU approval for ADASUVE and is responsible for specific post-approval commitments following EU approval. Ferrer is responsible for satisfying all other regulatory and pricing reimbursement requirements to market and sell ADASUVE in the EU countries and the non-EU countries of the Ferrer Territories. We expect the registration dossiers for the non-EU countries in the Ferrer Territories will be submitted before the end of 2013.

The Ferrer Agreement continues in effect on a country-by-country basis until the later of the last to expire patent covering ADASUVE in such country or 12 years after first commercial sale. The Ferrer Agreement is subject to earlier termination in the event the parties mutually agree, by either party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

In March 2012, we entered into an amendment to the Ferrer Agreement which eliminated the EU marketing authorization milestone payment in exchange for Ferrer’s purchase of $3 million of our common stock. Ferrer purchased 241,936 shares of our common stock for $12.40 per share in March 2012.

Commercialization Strategy — Other Territories

We continue to seek additional strategic partnerships to commercialize ADASUVE in the territories outside of the Ferrer Territories.

Competition

ADASUVE will compete with various injectable formulations of other antipsychotic drugs (products that are approved for the treatment of agitation) and oral, orally disintegrating tablet and liquid formulations of other antipsychotic drugs (products that are not approved for the treatment of agitation).

STACCATO SYSTEM

Background

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

•

Oral Tablets.    Oral tablets or capsules are convenient and cost effective, but they generally do not provide rapid onset of action. Oral tablets may require at least one to four hours to achieve peak plasma levels. Also, some drugs, if administered as a tablet or capsule, do not achieve adequate or consistent bioavailability due to the degradation of the drug by the stomach or liver or inability to be absorbed into the bloodstream. Orally disintegrating technology is often incorporated into oral tablets to enhance the dissolution characteristics of a formulation, and most orally disintegrating tablets are bioequivalent to conventional oral dosage forms of the original drug.

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

•

Traditional Inhalation.    Traditional dry powder and aerosolized inhalation delivery systems have been designed and used primarily for local delivery of drugs to the airways, not to the deep lung for rapid systemic drug delivery. Certain recent variants of these systems, however, can provide systemic delivery of drugs, either for the purpose of rapid onset of action or to enable noninvasive delivery of drugs that are not orally bioavailable. Nevertheless, many of these systems have difficulty in generating appropriate drug particle sizes or consistent emitted doses for deep lung delivery. To achieve appropriate drug particle sizes and consistent emitted doses, most traditional inhalation systems require the use of excipients and additives such as detergents, stabilizers and solvents, which may cause toxicity or allergic reactions. Many traditional inhalation devices require patient coordination to deliver the correct drug dose, leading to potentially wide variations in the drug delivered to a patient.

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

Drug Candidates Based on the Staccato System

We combine small molecule drugs with our Staccato system to create proprietary products and product candidates. We believe that the drugs we are currently using are no longer eligible for patent protection as chemical entities or have their patent protection expiring in the next several years. These drugs have been widely used, and we believe their biological activity and safety are well understood and characterized. We have received composition of matter patent protection on the Staccato aerosolized forms of these drugs. We also intend to collaborate with pharmaceutical companies to develop new chemical entities, including compounds that might otherwise not be suitable for development because of limitations of traditional delivery methods.

Since our inception, we have screened more than 400 drug compounds, identifying approximately 200 drug compounds that demonstrate initial vaporization feasibility for delivery with our technology. We believe that a number of these drug compounds, when delivered by the Staccato system, would have a desirable therapeutic profile for the treatment of various acute and intermittent conditions. We are initially focusing on developing proprietary products by combining our Staccato system with small molecule drugs that have been in use for many years and are well-characterized to create Staccato-based aerosolized forms of these drugs. Since 2004, we have filed six (6) investigational New Drug Applications, or INDs, and dosed more than 2,400 subjects and patients in clinical trials, and have received an NDA approval and EU marketing authorization for ADASUVE, based on the Staccato technology.

Staccato System

Our product candidates employing the Staccato system consist of three core components: (1) a heat source that includes an inert metal substrate; (2) a thin film of an excipient-free drug compound, also known as an active pharmaceutical ingredient, or API, coated on the substrate; and (3) an airway through which the patient inhales. The left panel of the illustration below depicts these core components prior to patient inhalation.

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

ADASUVE and three of our product candidates, AZ-002, AZ-007, and AZ-104, use the same disposable, single-dose delivery device. The single dose delivery device consists of a metal substrate that is chemically heated through a battery-initiated reaction of energetic materials. In the current design, the heat package can be coated with up to 10 milligrams of API. The device is portable and easy to carry, with dimensions of approximately three inches in length, two inches in width, and one inch in thickness. The device weighs approximately one ounce. A diagram of the single dose delivery device is shown below:

We continue to undertake engineering and development efforts to improve commercial manufacturability of our single dose device.

AZ-003 and Staccato nicotine use our multiple dose delivery technology, with a device consisting of a reusable controller and a disposable dose cartridge. We have designed the multiple dose delivery platform to meet the specific needs of each product candidate. The AZ-003 dose cartridge currently contains 25 separate metal substrates, each coated with the API, which rapidly heat upon application of electric current from the controller. In the current design for AZ-003, 25 micrograms of drug compound are coated on each metal substrate. The device is portable and easy to carry, with dimensions of approximately five inches in length, two and one-half inches in width and one inch in thickness. The controller weighs approximately four ounces, and the dose cartridge weighs approximately one ounce. The Staccato nicotine dose cartridge design and reusable controller design are still in development, but contemplates a similar disposable dose cartridge and a reusable controller concept.

ACTIVE DEVELOPMENT PROGRAMS

Acute Repetitive Seizures Program — AZ-002 (Staccato alprazolam)

We are developing AZ-002 (Staccato alprazolam) for the treatment of repetitive epileptic seizures (ARS), or clusters of seizures that occur over a short period of time. The active pharmaceutical ingredient, or API, of AZ-002 is alprazolam, a generic benzodiazepine drug. Alprazolam is currently approved in oral formulations in the United States for use in the management of anxiety disorder, for the short term relief of symptoms of anxiety, for anxiety associated with depression, and for the treatment of panic disorder with or without agoraphobia, or an abnormal fear of being in public places.

Market Opportunity

Epilepsy, a disorder of recurrent seizures, affects approximately 2.5 million Americans, which means it is the third most common neurological disorder in the United States. ARS refers to seizures that are serial, clustered, or crescendo, and distinct from the patient’s usual seizure pattern despite treatment from anti-epileptic drugs. ARS occurs in a small subset of patients with epilepsy who regularly experience breakthrough seizures in flurries or clusters, despite treatment with a regimen of anti-epileptic drugs. The socioeconomic effects of seizure clustering include missed school and work, as well as greater use of health care resources.

Among the implications of ARS are concerns for patient safety. Prolonged or recurrent seizure activity persisting for 30 minutes or more may result in serious injury, health impacts and death that correlates directly with seizure duration. ARS, if left untreated, has been reported to evolve into a state of persistent seizure, or status epilepticus, which has a 3% mortality rate in children and 26% in adults.

Our market research among neurologists and caregivers of ARS patients indicates that patients may experience clusters of seizures that vary from weekly to several months between clusters of seizures. Seizures can be preceded by a sense of perceptual disturbance and can last from one to two seconds to a couple of minutes. Patients typically experience three or four seizures per cluster, and the interval between seizures can vary from half an hour to two hours. In the intervals between seizures, the majority of patients are able to follow simple instructions and participate in a conversation.

Benzodiazepines are considered to be medications of first choice for the treatment of acute seizures. Clinical advantages of benzodiazepines include rapid onset of action, high efficacy and minimal toxicity. The rapidity by which a medication can be delivered to the systemic circulation and then to the brain plays a significant role in reducing the time needed to treat seizures and reducing the likelihood of damage to the central nervous system. Improvements in quality of life reported anecdotally by families of individuals treated with benzodiazepines for epileptic seizures include reduced emergency room visits and hospitalizations, reduced disruption of daily activities, reduced time lost from work or school, and increased sense of “control.”

Current standard of care for ARS is the rectal gel formulation of diazepam, which must be administered by a caregiver or healthcare professional. In our market research, patients surveyed have commented that they find that the rectal gel takes longer to work than they would like and that the route of administration is sub-optimal and cannot be used in public. Intravenous benzodiazepines are rapidly acting, but must be administered by a healthcare professional in a medical facility.

The ability to treat quickly is clinically imperative to prevent an epileptic event from evolving into status epilepticus or causing other serious complications. A product that can be administered easily in the home setting to effectively treat ARS may result in avoiding a trip to the hospital for treatment, or diminishing the need to use the rectal formulation. Inhaled alprazolam can be administered after a first seizure in a cluster with the aim of preventing further seizures. The caregiver could provide dosing assistance between cluster seizures.

Inhaled alprazolam, AZ-002, could replace use of IV or rectal benzodiazepines currently used in treating patients who experience ARS. The potential benefits of AZ-002 as compared to IV or rectal delivery may include a faster delivery to the blood stream, compared to rectal delivery, and greater ease of use. We believe that alprazolam’s ability to inhibit anxiety, or anxiolytic action, may provide additional therapeutic benefits to ARS patients. We intend to initiate a Phase 2a proof-of-concept study in the second half of 2013.

We own full development and commercial rights to AZ-002, and we believe AZ-002 could qualify for orphan drug status.

Development Status

Clinical Trials

We plan to initiate a Phase 2a clinical trial with AZ-002 in the second half of 2013. The Phase 2a clinical trial will be an in-clinic, randomized, double-blind, proof-of-concept evaluation of patients suffering from repetitive seizures. The primary aim of the clinical trial will be to assess the safety and efficacy of a single dose of AZ-002 at different dose strengths.

In September 2005, we completed a Phase 1 clinical trial of AZ-002 in healthy volunteers. The purpose of this trial was to assess the safety, tolerability and pharmacokinetic properties of AZ-002. Using a dose escalation design, five doses (0.125 mg to 2.0 mg) of AZ-002 or placebo were studied in a total of 50 subjects. Results from the trial showed that AZ-002 was generally well tolerated at all doses. There were no serious adverse events observed across all dose groups, and all of the side effects were rated as mild or moderate in severity. Reported side effects included dizziness, sleepiness, fatigue and unpleasant taste. Across all doses, the pharmacokinetic analyses revealed that dose proportional plasma concentration of alprazolam and peak plasma levels were generally reached within the first few minutes after dosing.

In June 2008, we released the preliminary results from our Phase 2a clinical trial with AZ-002 in patients with panic disorder. The study did not meet its two primary endpoints, which were the effect of AZ-002 on the incidence of a doxapram-induced panic attack and the effect of AZ-002 on the duration of a doxapram-induced panic attack, both as compared with placebo. There were no serious adverse events in the clinical trial, and AZ-002 was safe and well tolerated in the study patient population. As a result of these studies, we made the decision to stop development of AZ-002 for the possible treatment of panic attacks in patients with panic disorder.

In January, 2009, we completed an abuse liability study with AZ-002. The objective of this clinical study was to compare the potential abuse liability of AZ-002, as compared to that of oral immediate-release alprazolam and Staccato placebo. This study was a Phase 1, single-center, randomized, double-blind, placebo-controlled, crossover abuse liability study of three inhaled doses of AZ-002, 0.5 mg, 1 mg, and 2 mg, three oral doses of immediate-release alprazolam (1 mg, 2 mg, and 4 mg), and Staccato placebo. The subjects participated in the study as outpatients. After completion of the screening/training session, two qualifying sessions evaluated effects of oral alprazolam 2 mg and oral placebo, and subjects who demonstrated a preference for alprazolam were identified. This phase of the study was double-blind. Only those subjects whose abuse liability measures indicated greater preference for oral alprazolam versus oral placebo were continued in the study. The subsequent phase of the study followed a crossover schedule planned according to a seven-treatment, seven-period Latin Square design. This phase of the study employed a double-blind, double-dummy design and included seven experimental sessions during which the effects of three doses of oral immediate-release alprazolam, three doses of AZ-002, and Staccato placebo were evaluated. A total of 14 subjects completed the study. The primary outcome measure was the categorical response to the question: “Rate the degree to which you would like to take the drug again.” Secondary outcome measures included questions from other questionnaires and rating scales.

Study validity (active controls statistically different from placebo) was confirmed for the primary outcome endpoint and was supported by the secondary outcome endpoint results.

Results of this study demonstrate that the abuse potential of 2 mg AZ-002 is generally similar to that of 4 mg oral alprazolam, but greater than that of 1 mg and 2 mg oral alprazolam; the abuse potential of 1 mg AZ-002 is generally similar to that of 1 mg and 2 mg oral alprazolam, but less than that of 4 mg oral alprazolam ; the abuse potential of 0.5 mg AZ-002 is generally similar to that of 1 mg oral alprazolam, but less than that of 2 mg and 4 mg oral alprazolam. Overall, there was no apparent increase in abuse potential for AZ-002 compared with oral alprazolam, based on the results of the primary outcome endpoint. However, the FDA or other regulatory agencies may disagree with the results of this study, find the results inconclusive, or may require additional studies to confirm the lack of abuse potential of AZ-002.

Preclinical Studies

Alprazolam has been approved for marketing in oral tablet form. There are publicly available safety pharmacology, systemic toxicology, carcinogenicity and reproductive toxicology data that we believe we will be able to use for our regulatory filings. Therefore, our preclinical development plan is primarily focused on assessing the local tolerability of inhaled alprazolam. To date, our two preclinical inhalation toxicology studies with inhaled alprazolam have indicated that it is generally well tolerated.

Our Product Candidate Development and Commercial Strategy

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

•

Establish Strategic Partnerships/Relationships.    When appropriate, we intend to strategically partner with pharmaceutical and other companies, such as our partnership with Ferrer, to provide development funding or to address markets that may require a larger sales force or greater marketing resources than we are able to provide, or specific expertise to maximize the value of some product candidates. We may choose to commercialize a product, in which case we plan initially to use the services of a contract sales organization to provide additional commercial capabilities. We may also enter into strategic partnerships with other pharmaceutical companies to combine our Staccato system with their proprietary compounds.

•

Retain and Control Product Manufacturing.    We own all manufacturing rights to our product candidates, other than Staccato nicotine. We intend to complete internally the final manufacture and assembly of our product candidates and any future products, potentially enabling greater intellectual property protection and economic return from our future products. We also believe controlling the final manufacture and assembly reduces the risk of supply interruptions and allows more cost effective manufacturing.

Licensing Collaborations — Product Candidates

Royalty Pharma (previously Cypress Bioscience, Inc.)

In August 2010 we entered into a license and development agreement, or the Cypress Agreement, with Cypress Bioscience, Inc., or Cypress, for Staccato nicotine. According to the terms of the Cypress Agreement, Cypress paid us a non-refundable upfront payment of $5 million to acquire the worldwide license for the Staccato nicotine technology.

In January 2011, Cypress was acquired by Royalty Pharma, at which time Royalty Pharma became Cypress’ successor in interest to the Cypress Agreement. In January 2013, we amended the Cypress Agreement. Under the amended terms, Royalty Pharma will use commercially reasonable effort to sell or license the Staccato nicotine technology and we will use commercially reasonable efforts to support Royalty Pharma’s efforts. If Royalty Pharma does not sell or license the Staccato nicotine technology by December 31, 2013, the Cypress Agreement will automatically terminate, at which time all rights to the Staccato nicotine technology will revert back to us.

Research and Development

Research and development expenditures made to advance our product candidates and develop our manufacturing capabilities and for general research efforts during the last three years ended December 31, 2012, were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Product candidate expenses	18,216	25,686	26,059
General research	3,633	2,576	7,469

Total research and development	$21,849	$28,262	$33,528

Manufacturing

We manufacture ADASUVE with components supplied by qualified vendors. The drug product manufacturing portion of the process is completed at our facility in Mountain View, California. We believe that manufacturing ADASUVE and any future products will potentially enable greater intellectual property protection, economies of scale and decrease the risk of supply interruptions. We believe our manufacturing facility will have sufficient capacity to manufacture commercial scale batches of ADASUVE and to manufacture materials for toxicology studies and clinical trials for any future studies of our product candidates for at least the next two years.

For our single dose delivery platform utilized by ADASUVE, after inspection and release of incoming components, we assemble the components of the product and spray-coat the exterior of the heat package with a thin film of API (loxapine, in the case of ADASUVE). We then assemble the plastic airway housings around the coated heat package and insert the completed product in a pharmaceutical-grade foil pouch.

We believe we have developed quality assurance, quality control systems and regulatory compliance appropriate to the design, manufacture, packaging, labeling and storage of ADASUVE and our product candidates in compliance with applicable regulations and the appropriate level of current Good Manufacturing Practice, or cGMP. These systems include extensive requirements with respect to design, quality management, quality planning and organization, product design, manufacturing facilities, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution and record keeping.

In 2007, we completed the construction of a cGMP compliant manufacturing facility located in Mountain View, California. In November 2007, we received a pharmaceutical manufacturing license from the California State Food and Drug Branch for this facility. The license was renewed in January 2013 and is valid until January 31, 2015.

In August 2012, the Spanish authorities, on behalf of the EMA, determined that our facility complied with the principles and guidelines of Good Manufacturing Practice set forth in Directive 2003/94/EC and issued us an EU Certificate of Good Manufacturing Practices Compliance of a Manufacturer for our facility. This initial certificate is valid for three years, through May 15, 2015. In November 2012, the FDA completed a Pre-Approval Inspection of our facility, as part of the review process for the ADASUVE NDA. All issues related to this and other previous inspections were satisfactorily resolved, and in December 2012, we received FDA approval to market ADASUVE for the U.S. market.

We outsource the production of the components of our single dose delivery platform, including the printed circuit boards, the molded plastic airways and the heat packages. We currently use single source suppliers for these components, as well as for the API used in ADASUVE and AZ-002. We do not carry a significant inventory of these components, and establishing additional or replacement suppliers for any of these components may not be accomplished quickly, or at all, and could cause significant additional expense. Any supply interruption from our vendors would limit our ability to manufacture ADASUVE, including for our post-approval clinical trials, and/or could delay clinical trials for, and regulatory approval of our product candidates that are in development.

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

In June 2010 and February 2011, we entered into agreements to amend the terms of the manufacture agreement, or the amendments. Under the terms of the first of the amendments, we paid Autoliv $4 million and issued Autoliv a $4 million unsecured promissory note in return for a production line for the commercial manufacture of chemical heat packages. Each production line is comprised of two identical and self-sustaining “cells”, and the first such cell was completed, installed and qualified in connection with such amendment. Under the terms of the second of the amendments, the original $4 million note was cancelled and a new unsecured promissory note with a reduced principal amount of $2.8 million, or the second note, was issued and production on the second cell ceased. In the event that we request completion of the second cell of the first production line for the commercial manufacture of chemical heat packages, Autoliv will complete, install and fully qualify such second cell for a cost to us of $1.2 million and Autoliv will transfer ownership of such cell to us upon the payment in full of such $1.2 million and the second note.

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

The initial term of the manufacture agreement expired on December 31, 2012, at which time the manufacture agreement automatically renewed for a five-year term, and will continue to renew for successive five-year renewal terms unless we or Autoliv notify the other party no less than 36 months prior to the end of the renewal term that such party wishes to terminate the manufacture agreement.

Government Regulation

FDA Product Approval Process

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

The results of preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product. Generally, regulatory approval of a new drug by the FDA may follow one of three routes. The most traditional of these routes is the submission of a full NDA under Section 505(b)(1) of the FDCA. A second route, which is possible where an applicant chooses to rely in part on the FDA’s conclusion about the safety and effectiveness of previously approved drugs, is to submit a more limited NDA described in Section 505(b)(2) of the FDCA. The final route is the submission of an Abbreviated New Drug Application for products that are shown to be therapeutically equivalent to previously approved drug products as permitted under Section 505(j) of the FDCA. We do not expect any of our product candidates to be submitted under Section 505(j). Both Section 505(b)(1) and Section 505(b)(2) applications are required by the FDA to contain full reports of investigations of safety and effectiveness. However, in contrast to a traditional NDA submitted pursuant to Section 505(b)(1) in which the applicant submits all of the data demonstrating safety and effectiveness, an application submitted pursuant to Section 505(b)(2) can rely upon findings by the FDA that the reference drug is safe and effective. As a consequence, the preclinical and clinical development programs leading to the submission of an NDA under Section 505(b)(2) may be less expensive to carry out and may be concluded in a shorter period of time than programs required for a Section 505(b)(1) application. In its review of any NDA submissions, however, the FDA has broad discretion to require an applicant to generate additional data related to safety and efficacy, and it is impossible to predict the number or nature of the studies that may be required before the FDA will grant approval. Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), this could delay or even prevent the FDA from approving any Section 505(b)(2) NDA that we submit.

To the extent that a Section 505(b)(2) applicant is relying on the FDA’s findings for an already-approved reference product, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. A certification that the new product will not infringe the reference product’s Orange Book-listed patents or that such patents are invalid is called a paragraph IV certification, and could be challenged in court by the patent owner or holder of the application of the reference product. This could delay the approval of any Section 505(b)(2) application we submit. In addition, any period of non-patent exclusivity applicable to the reference product might delay approval of any Section 505(b)(2) application we submit. Any Section 505(b)(1) or Section 505(b)(2) application we submit for a drug product containing a previously approved API might be eligible for three years of marketing exclusivity, provided new clinical investigations that were conducted or sponsored by us are deemed to be essential to the FDA’s approval of the application. Five years of data exclusivity is granted if the FDA approves an NDA for a new chemical entity. In addition, we are required to list in the FDA’s Orange Book publication the patents that claim the approved drug product or drug substance, or that cover an approved method-of-use of the drug product. In order for a generic or 505(b)(2) applicant to rely on the FDA’s approval of any NDA we submit, the generic or 505(b)(2) applicant must certify to any Orange Book listed patents and might be subject to any non-patent exclusivity covering our approved drug product.

For the ADASUVE NDA, we followed, and in future submissions for ADASUVE and our other product candidates we plan to follow the development pathway permitted under the FDCA that we believe will maximize the commercial opportunities for these product candidates. We are currently pursuing the Section 505(b)(2) application route for our product candidates. As such, we have and intend to continue to engage in discussions with the FDA to determine which, if any, portions of our development program can be modified, based on previous FDA findings of a drug’s safety and effectiveness.

Before approving an NDA, the FDA inspects the facilities at which the product is manufactured, whether ours or our third party manufacturers’, and will not approve the product unless the manufacturing facility complies with cGMP or, where applicable, the Quality System Regulation, or QSR. The FDA reviews all NDA’s submitted before it accepts them for filing and may request additional information rather than accept an NDA for filing. Once the NDA submission has been accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 10 months in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. Those time frames run from the date that FDA accepts an NDA for filing if the NDA is for a New Molecular Entity, or NME, and from the date of NDA submission for a non-NME NDA. The

FDA does not always meet the PDUFA goal dates for standard and priority NDAs. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA approval of any NDA submitted by us will be at a time the FDA chooses. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. Once approved, the FDA may withdraw the product approval if compliance with pre-and post-marketing regulatory requirements and conditions of approvals are not maintained or if safety problems occur after the product reaches the marketplace. In addition, the FDA may require testing, including Phase 4 studies or clinical trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and may limit further marketing of the product based on the results of these post-marketing programs.

Post-Marketing Regulations

ADASUVE and any other product candidates that receive NDA approval will be limited to those diseases and conditions for which the product is effective, as demonstrated through clinical trials and as specified in the approved labeling. Even if that regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA and, in our case, the State of California. Discovery of previously unknown problems with a medicine, device, manufacturer or facility may result in restrictions on the marketing or manufacturing of an approved product, including costly recalls or withdrawal of the product from the market. The FDA has broad post-market regulatory and enforcement powers, including the ability to suspend or delay issuance of approvals, seize or recall products, withdraw approvals, enjoin violations and institute criminal prosecution.

Other Governmental Regulations

In addition to regulation by the FDA and certain state regulatory agencies, the United States Drug Enforcement Administration, or DEA, imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products under the Controlled Substances Act, or CSA. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. The DEA regulates drug substances as Schedule I, II, III, IV or V substances, with Schedule I and II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Alprazolam and zaleplon, the APIs in AZ-002 and AZ-007, respectively, are regulated as Schedule IV substances and fentanyl, the API in AZ-003, is regulated as a Schedule II substance. Each of these product candidates is subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA may regulate the amount of the scheduled substance available for clinical trials and commercial distribution. As a Schedule II substance, fentanyl is subject to additional controls, including quotas on the amount of product that can be manufactured and limitations on prescription refills. We have received necessary registrations from the DEA for the manufacture of AZ-002, AZ-003 and AZ-007. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation, or denial of renewal, of DEA registrations, injunctions, or civil or criminal penalties, and could harm our business and financial condition.

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

We will be subject to a variety of foreign regulations governing clinical trials and the marketing of any future products. The conduct of clinical trials in the EU is governed by Directive 2001/20/EC which imposes obligations and procedures that are similar to those provided in applicable U.S. laws. European Union Good Clinical Practice rules (cGCP) and EU Good Laboratory Practice (GLP) obligations must also be respected during conduct of the trials. Clinical trials must be approved by the competent regulatory authorities and the competent Ethics Committees in the EU Member States in which clinical trials take place.

In the EU, the format of applications for marketing authorization is based on the ICH Common Technical Document. As part of the applications applicants must include a demonstration that studies have been conducted with the medicinal product in the pediatric population as provided by a Pediatric Investigation Plan (PIP) approved by the Pediatric Committee of the EMA. Alternatively, confirmation that the applicant has been granted a waiver or deferral for the conduct of these studies must be provided.

Similarly to the U.S., marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the EU Member States. This oversight is conducted both before and after grant of manufacturing and marketing authorizations. It includes control of compliance with EU cGMP rules.

Failure to comply with EU and EU Member State laws governing the conduct of clinical trials, grant of marketing authorization for medicinal products and the marketing of such products, both before and after grant of marketing authorization, could result in administrative, civil or criminal penalties. These penalties could include refusal to authorize the conduct of clinical trials, refusal to grant marketing authorization, product withdrawals and recalls, product seizures, suspension or withdrawal of the marketing authorization, fines and criminal penalties.

Outside the United States and the EU, our ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, however, we will only be permitted to commercialize our products if the appropriate regulatory authority is satisfied that we have presented adequate evidence of safety, quality and efficacy. Whether or not FDA approval or EC authorization has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The time needed to secure approval may be longer or shorter than that required for FDA approval. The regulatory approval and oversight process in other countries includes all of the risks associated with the FDA process described above.

Federal Anti-Kickback, False Claims Act & Federal Physician Payment Sunshine Act

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of U.S. state and federal laws are relevant to certain marketing practices in the pharmaceutical industry. These laws include the Federal Anti-Kickback Statute, false claims statutes, and the Federal Physician Payment Sunshine Act. We will be subject to these laws and they may affect our business following the commercialization in the U.S. of ADASUVE. The Federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the Federal Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. The Federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and subsequent legislation (collectively, “PPACA”), among other things, amends the intent requirement of the Federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.

The Federal False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim. Several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, Federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may also implicate the Federal False Claims Act. Federal False Claims Act violations may result in imprisonment, criminal fines, civil monetary damages and penalties and exclusion from participation in federal healthcare programs. The majority of states also have statutes or regulations similar to the Federal Anti-Kickback Statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs. A number of states have Anti-Kickback Statutes that apply regardless of the payor.

In addition, the Federal Physician Payment Sunshine Act will require extensive tracking of physician and teaching hospital payments, maintenance of a payments database, and public reporting of the payment data. CMS recently issued a final rule implementing the Physician Payment Sunshine Act provisions and clarified the scope of the reporting obligations, as well as that manufacturers must begin tracking on August 1, 2013 and must report payment data to CMS by March 31, 2014. Failure to comply with the reporting obligations may result in civil monetary penalties.

Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, some states require pharmaceutical companies to implement compliance programs or marketing codes.

United States Healthcare Reform

In March 2010, the Healthcare Reform Act or the PPACA, was adopted in the United States. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business following the commercialization in the U.S. of ADASUVE include those governing expanded enrollment in federal and private healthcare programs, new Medicare reimbursement methods and rates, increased rebates and taxes on pharmaceutical products, and revised fraud and abuse and enforcement requirements. These changes will impact existing government healthcare programs and will result in the development of new programs.

Additional provisions of the Healthcare Reform Act, some of which became effective in 2011, may negatively affect our future revenues. For example, the Healthcare Reform Act makes changes to the Medicaid Drug Rebate Program, including increasing the minimum rebate from 15.1% to 23.1% of the average manufacturer price, or AMP, for most innovator products and from 11% to 13% for non-innovator products. We expect that the increased minimum rebate of 23.1% will apply to ADASUVE following its commercialization in the U.S.

Many of the Healthcare Reform Act’s most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations that have yet to be finalized. In 2012, the Supreme Court of the United States heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the Healthcare Reform Act. The Supreme Court’s decision upheld most of the Healthcare Reform Act and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, the Supreme Court struck down a provision in the Healthcare Reform Act that penalized states that choose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court’s ruling, it is unclear whether states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when Congress passed the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there will be fewer insured patients overall. The reduction in the number of insured patients could impact our sales, business and financial condition following the commercialization of ADASUVE in the U.S.

Pharmaceutical Pricing and Reimbursement

In both domestic and foreign markets, our ability to commercialize successfully and/or attract strategic partners for ADASUVE and our other product candidates depends in significant part on the availability of adequate coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers.

In the United States, the Medicare program is administered by the Centers for Medicare & Medicaid Services, or CMS. Coverage and reimbursement for products and services under Medicare are determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS, as well as the agency’s subregulatory coverage and reimbursement determinations. Medicare Part B provides limited coverage of outpatient drugs and biologicals that are furnished “incident to” a physician’s services. Generally, “incident to” drugs and biologicals are covered only if they satisfy certain criteria, including that they are of the type that is not usually self-administered by the patient and they are reasonable and necessary for a medically accepted diagnosis or treatment. Until and unless there is a coverage determination that applies to ADASUVE, either nationally or locally for specific states within a Medicare contractor’s jurisdiction, Medicare contractors will decide whether ADASUVE should be covered on a case-by-case basis. CMS and Medicare contractors may limit coverage of ADASUVE for beneficiaries in accordance with the black box warning against use of the drug in elderly patients with dementia-related psychosis. In general, state Medicaid programs are required to cover drugs and biologicals of manufacturers that have entered into a Medicaid Drug Rebate Agreement, as discussed below, although such drugs and biologicals may be subject to prior authorization or other utilization controls. Private payors have their own processes for determining whether or not a drug or biological will be covered, often based on the available medical literature.

Medicare Part B pays providers that administer covered Part B drugs and biologicals under a payment methodology using average sales price (“ASP”) information. Manufacturers, including us when we or any partner commercialize, are required to provide ASP information to CMS on a quarterly basis. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied. This information is used to compute Medicare payment rates, updated quarterly based on this ASP information. Until enough ASP data are available to calculate a payment rate, reimbursement is wholesale acquisition cost (WAC) plus six percent. There also is a mechanism for comparison of the ASP for a product to the widely available market price and the Medicaid Average Manufacturer Price for the product, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized.

We anticipate that ADASUVE will be used only in the hospital inpatient and hospital outpatient settings. The Medicare statute establishes the payment rate for new drugs and biologicals administered in hospital outpatient departments that are granted “pass-through status” at the rate applicable in physicians’ offices (i.e., ASP plus six percent) for two to three years after FDA approval. ADASUVE has not yet applied for or been granted pass-through status. CMS establishes the payment rates for drugs and biologicals that do not have pass-

through status by regulation. For 2013, these drugs are reimbursed at ASP plus six percent if they have an average cost per day exceeding $80; drugs with an average cost per day of less than $80 are not separately reimbursed in the hospital outpatient department setting. Drugs furnished in the hospital inpatient setting generally are not separately reimbursed but are paid for as part of the payment for the inpatient stay.

The statutory methodology under which CMS establishes reimbursement rates is subject to change, particularly because of budgetary pressures facing the Medicare program and the federal government. Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, will be reduced by up to 2% under the sequestration required by the Budget Control Act of 2011, Pub. L. No. 112-25 (“BCA”), as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240 (“ATRA”), unless Congress acts to prevent the cuts. Congress also could enact further cuts. The Medicare Modernization Act of 2003 made changes in reimbursement methodology that reduced the Medicare reimbursement rates for many drugs. In the past year, Congress has considered additional reductions in Medicare reimbursement for drugs as part of legislation to reduce the budget deficit. Similar legislation could be enacted in the future. The Medicare regulations and interpretive determinations that determine how drugs and services are covered and reimbursed also are subject to change.

Third-party payors other than Medicare have a variety of methodologies for paying for drugs and biologicals. Payors also are increasingly considering new metrics as the basis for reimbursement rates, ASP, AMP and Actual Acquisition Cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover ADASUVE once we commercialize it in the U.S.

Third-party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of ADASUVE and any future products. Even with studies, ADASUVE and our product candidates may be considered less safe, less effective or less cost effective than existing products, and third-party payors therefore may not provide coverage and reimbursement for our product candidates, in whole or in part.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals and enactments to change the healthcare system in ways that could impact our ability to sell our products profitably. We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures include:

•	controls on government funded reimbursement for medical products and services;

•	new or increased requirements to pay prescription drug rebates to government health care programs;

•	controls on healthcare providers;

•	challenges to the pricing of medical products and services or limits or prohibitions on reimbursement for specific products and therapies through other means;

•	requirements that health care providers try less expensive products or generics before a more expensive branded product;

•	changes in or reform of drug importation laws;

•	expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and

•	public funding for cost effectiveness research, which may be used by government and private third party payors to make coverage and payment decisions.

We expect to participate in the Medicaid Drug Rebate program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We also expect to participate in and have certain price reporting obligations to several state Medicaid supplemental rebate programs and other governmental pricing programs, and we anticipate that we will have obligations to report ASP for the Medicare program for ADASUVE. Once we begin to participate in the Medicaid Drug Rebate program, we will be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates will be based on pricing data that we will report on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the Medicaid Drug Rebate program. These data will include the AMP and, in the case of innovator products, such as ADASUVE, the best price, or BP, for each drug. We expect that a significant portion of our revenue from sales of ADASUVE will be obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for ADASUVE under those programs would have a material adverse effect on future revenues from sales of ADASUVE.

Federal law also requires that a company that participates in the Medicaid rebate program report ASP information to CMS for certain categories of drugs that are paid under Part B of the Medicare program. Manufacturers calculate ASP based on a statutorily defined formula and interpretations of the statute by CMS as to what should or should not be considered in computing ASP. An ASP for each National Drug Code for a product that is subject to the ASP reporting requirement must be submitted to CMS no later than 30 days after the end of each calendar quarter. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Changes affecting the calculation of ASP could affect the ASP calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations, once we begin to participate in the Medicare program.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the Medicaid rebate program. Changes to the definition of AMP and the Medicaid rebate amount under PPACA and CMS’s issuance of final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results of operations once we begin to participate in the 340B program.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we anticipate that we will participate in the Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, we will be obligated to make our product available for procurement on an FSS contract and charge a price to four federal agencies — VA, Department of Defense, Public Health Service, and Coast Guard — that is no higher than the statutory Federal Ceiling Price (FCP). The FCP is based on the non-federal average manufacturer price (Non-FAMP), which we will be required to calculate and report to the VA on a quarterly and annual basis.

Once we begin commercializing ADASUVE, we expect to experience pricing pressures in the United States in connection with the sale of ADASUVE due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted could have a material adverse effect on our ability to operate profitably.

In the EU the sole legal instrument at the EU level governing the pricing and reimbursement of medicinal products is Council Directive 89/105/EEC (the “Price Transparency Directive”). The aim of this Directive is to ensure that pricing and reimbursement mechanisms established in the EU Member States are transparent and objective, do not hinder the free movement and trade of medicinal products in the EU and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in individual EU Member States. Neither does it have any direct consequence for pricing nor reimbursement levels in individual EU Member States. The EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement levels of medicinal products for human use. An EU Member State may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements and reference pricing mechanisms.

Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States. These EU Member States include the United Kingdom, France, Germany and Sweden. The HTA process in the EU Member States is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market.

The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between EU Member States.

In 2011, Directive 2011/24/EU was adopted at EU level. This Directive concerns the application of patients’ rights in cross-border healthcare. The Directive is intended to establish rules for facilitating access to safe and high-quality cross-border healthcare in the EU. It also provides for the establishment of a voluntary network of national authorities or bodies responsible for HTA in the individual EU Member States. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This could lead to harmonization between EU Member States of the criteria taken into account in the conduct of HTA and their impact on pricing and reimbursement decisions.

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

As of February 19, 2013, we held 185 issued and allowed U.S. and international patents. Most of our patents are directed to compositions for delivery of an aerosol comprising drugs other than our primary product candidates described below, and cover the process for producing those aerosols using the Staccato system. As of February 19, 2013, we held 15 additional pending patent applications in the United States. As of February 19, 2013, we also held 11 pending corresponding foreign patent applications that will permit us to pursue additional patents outside of the United States. The claims in these various patents and patent applications are directed to various aspects of our drug delivery devices and their components, methods of using our devices, drug containing aerosol compositions and methods of making and using such compositions.

ADASUVE (Staccato loxapine)

One of our issued U.S. patents covers compositions for delivery of a condensation aerosol comprising loxapine and covers the process for producing such condensation aerosol using the Staccato system technology. This patent expires in May 2022. Counterparts to this patent are pending in a number of foreign jurisdictions, including Europe. We also have four other U.S. patents directed to condensation aerosol compositions for delivery of loxapine, kits containing devices for forming such compositions and methods of administering such compositions. In total, we reference eleven patents for ADASUVE in the Orange Book.

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

Competition

The pharmaceutical and biotechnology industries are intensely competitive. Many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations are actively engaged in research and development of products targeting the same markets as ADASUVE and our other product candidates. Many of these organizations have substantially greater financial, research, drug development, manufacturing and marketing resources than we have. Large pharmaceutical companies in particular have extensive experience in clinical testing, obtaining regulatory approvals for drugs, and commercial capabilities. Our ability to compete successfully will depend largely on our ability to:

•	develop products that are superior to other products in the market;

•	attract and retain qualified scientific, product development, manufacturing, and commercial personnel;

•	obtain patent and/or other proprietary protection covering our future products and technologies;

•	obtain required regulatory approvals;

•	successfully collaborate with pharmaceutical and biotechnology companies in the development and commercialization of new products; and

•	successfully commercialize our approved products.

We expect ADASUVE and any future products we develop to compete on the basis of, among other things, product efficacy and safety, time to market, price, extent of adverse side effects experienced and convenience of treatment procedures. One or more of our competitors may develop products based upon the principles underlying our proprietary technologies earlier than we do, obtain approvals for such products from the FDA, the EC or third country authorities more rapidly than we do or develop alternative products or therapies that are safer, more effective and/or more cost effective than ADASUVE or any future products developed by us. In addition, our ability to compete may be affected if insurers and other third-party payors encourage the use of generic products through other routes of administration.

Any future products developed by us would compete with a number of alternative drugs and therapies, including the following:

•	AZ-002 would compete with the oral tablet form of alprazolam and other benzodiazepines;

•	AZ-007 would compete with non-benzodiazepine GABA-A receptor agonists;

•	AZ-104 would compete with available triptan drugs and IV prochlorperazine; and

•	AZ-003 would compete with injectable and other forms of fentanyl and various generic oxycodone, hydrocodone and morphine products.

Many of these existing drugs have substantial current sales and long histories of effective and safe use. As patent protection expires for these drugs, we will also compete with their generic versions. In addition to currently marketed drugs and their generic versions, we believe there are a number of drug candidates in clinical trials that, if approved in the future, would compete with ADASUVE or any future product candidates we may develop. In addition, after patent protection and non-patent exclusivity expire for our products, we may face direct generic competition, or competition from sponsors relying to some extent on our approval by filing NDAs under section 505(b)(2) of the FDCA.

Employees

As of March 6, 2013, we had 63 full time employees, 12 of whom held Ph.D. or M.D. degrees, eight of whom were engaged in full time research and development activities and 37 of whom were engaged in commercial manufacturing, supply chain and quality functions and we had one part-time employee. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

Our audited financial statements for the fiscal year ended December 31, 2012 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our operating and capital plans for the next twelve months call for cash expenditure to exceed our current cash, cash equivalents, marketable securities and working capital. Our management concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses, raise additional funds, principally through the additional sales of our securities or debt financings, or enter into an additional corporate partnership to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

We have a history of net losses. We expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $28.0 million, $40.5 million, and $1.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, we had a deficit accumulated during development stage of $334.6 million and a stockholders’ equity of $2.6 million. We expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. To date we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, equipment financing, debt financing, collaboration and licensing agreements, and government grants. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Revenues from strategic partnerships are uncertain because we may not enter into any additional strategic partnerships. If we are unable to successfully commercialize ADASUVE or one or more of our product candidates or if sales revenue from ADASUVE or any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our commercial manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:

•	our or any partner’s success in commercializing ADASUVE in the United States;

•	the success of Ferrer in commercializing ADASUVE in the Ferrer Territories;

•	the cost and outcomes of regulatory proceedings for our other product candidates;

•	the cost and timing of developing sales and marketing capabilities to commercialize ADASUVE in the United States;

•	the terms and success of any agreement with a CSO we may enter into;

•	the terms and success of any licensing arrangement that we may enter into for the U.S. commercial rights for ADASUVE;

•	the cost and timing of complying with our post-approval commitments;

•	the cost and timing of complying with the process for renewal of marketing authorization in the EU;

•

the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities, and our commercial manufacturing development and commercial manufacturing activities;

•	payments received under our collaboration with Ferrer and any future strategic partnerships;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with commercializing our other product candidates, if they receive regulatory approval.

We believe that with current cash, cash equivalents and marketable securities and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the second quarter of 2013. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	no unexpected costs related to the development of our commercial manufacturing capability; and

•	no unbudgeted growth in the number of our employees during this period.

We may never be able to generate a sufficient amount of product or royalty revenue to cover our expenses and we do not expect to generate any product or royalty revenues prior to the third quarter of 2013. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic partnerships or licensing arrangements. Any financing transaction may contain unfavorable terms. For example, the terms of certain warrants we have issued in previous financings could require us to pay warrant holders a significant portion of the proceeds in a change of control transaction, potentially materially reducing the proceeds available to holders of our common stock. If we raise additional funds by issuing equity securities our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we raise additional funds through strategic partnerships, we may be required to relinquish rights to ADASUVE, our product candidates or our technologies, or to grant licenses on terms that are not favorable to us. Complying with the terms of the foregoing rights and restrictions may make it more difficult to complete certain types of transactions and result in delays to our fundraising efforts.

We do not have sales and marketing capabilities and we may be unable to generate significant product revenue.

In December 2012, the FDA granted marketing approval for the commercial sale of ADASUVE in the United States for the acute treatment of agitation associated with schizophrenia or bipolar I disorder in adults. The approval of ADASUVE is our first regulatory approval. ADASUVE must be administered only in healthcare facilities enrolled in the ADASUVE REMS program that have immediate access on-site to equipment and personnel trained to manage acute bronchospasm, including advanced airway management (intubation and mechanical ventilation). We do not have a sales and marketing organization and as a company, we do not have significant experience in the sales and distribution of pharmaceutical products.

We project ADASUVE to be launched in both the U.S. and EU during the third quarter of 2013. We are continuing to develop our U.S. commercial launch plans, which could include us commercializing ADASUVE with a contract sales organization, or CSO, or licensing the U.S. commercialization rights to a third party. The manner in which we commercialize ADASUVE in the United States, including the timing of launch and potential pricing, or if we license the U.S. commercialization rights to ADASUVE to a third party, will have a significant impact on the ultimate success of ADASUVE in the U.S. If the launch of commercial sales of ADASUVE in the United States is delayed or prevented, our revenue will suffer and our stock price may decline. Our or any partner’s commercialization efforts could also have an effect on investors’ perception of potential sales of ADASUVE outside the United States, which could also cause a decline in our stock price and may make it more difficult for us to enter into additional strategic collaborations. If we do not retain a CSO or license the U.S. commercialization rights to a third party, we may be forced to commercialize ADASUVE in the U.S. on our own. Because of our lack of a sales and marketing organization or sales and distribution experience, doing so could limit or eliminate our prospects for success in commercializing ADASUVE. We have not entered into any definitive agreements with any CSO or licensee, and this, coupled with our need to finance the U.S. launch, limits our ability to make preparations for the expected product launch in the U.S. This could jeopardize our expected U.S. launch timing. We may never enter into any definitive agreement with a CSO or licensee for the marketing of ADASUVE. If we do not, our ability to commercialize ADASUVE in the U.S. will be materially adversely affected and our business will be negatively affected.

In February 2013, the EC delivered a marketing authorization for ADASUVE, as ADASUVE (Staccato loxapine) 4.5 mg or 9.1 mg, inhalation powder, pre-dispensed. In October 2011, we entered into a commercial partnership with Ferrer pursuant to a Collaboration, License and Supply Agreement, or the Ferrer Agreement, to commercialize ADASUVE in the Ferrer Territories. If Ferrer is or we are unable to commercialize ADASUVE successfully in the agreed territories or we are unable to fulfill the post-marketing authorization obligations that were imposed as part of the marketing authorization granted for ADASUVE in the EU, our ability to generate revenue will be jeopardized and, consequently, our business will be seriously harmed.

There are risks involved with utilizing a CSO or a licensee to sell our product and increase our marketing capabilities. By partnering with a third party to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues could be lower than if we market and sell any products that we develop ourselves. If we license the U.S. commercialization rights to a third party, we may generate less revenues than if we commercialized ADASUVE on our own. Additionally, a third party partner may not fulfill its obligations or carry out selling and marketing activities as diligently as we would like. We could also become involved in disputes with a partner, which could lead to delays in or termination of commercialization programs and time-consuming and expensive litigation or arbitration. If a partner terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, the chances of successfully selling or marketing ADASUVE would be materially and adversely affected.

We also intend to seek international distribution partners in addition to Ferrer for ADASUVE and our product candidates. If we are unable to enter into an international distribution partnership, we will be unable to generate revenues from countries outside the United States and the Ferrer Territories.

The REMS program for ADASUVE imposes, and any REMS on any other approved products may impose, regulatory burdens on the distribution and sales of ADASUVE and also on healthcare providers that may make the products commercially unattractive or impractical.

As a condition of FDA approval, we or any partner are required to have a REMS program for ADASUVE, and may be required to have REMS for any other product candidates we may develop, as a condition of approval, or any time after approval if the FDA becomes aware of new safety information and determines that a REMS is necessary to ensure that the benefits of the drug outweigh the risks of the drug. A REMS may include various elements, such as distribution of a medication guide or a patient package insert; implementation of a communication plan to educate healthcare providers of the drug’s risks; imposition of limitations on who may prescribe or dispense the drug, including training and certification requirements; or other measures that the FDA deems necessary to assure the safe use of the drug. The FDA has a wide degree of discretion in deciding which elements are necessary for the safe use of a product, and it may impose elements that significantly burden our ability to commercialize the product, or that burden healthcare providers to the extent that use of the product is severely curtailed.

For ADASUVE, the REMS contains measures to ensure that the product is only available in enrolled healthcare facilities that have immediate access on-site to equipment and personnel trained to manage acute bronchospasm, including advanced airway management (intubation and mechanical ventilation). The REMS may not allow commercialization and use of ADASUVE in a commercially feasible manner. In the future, the FDA could impose additional REMS elements, such as if the REMS proves inadequate in managing the risk of bronchospasm associated with ADASUVE or if new safety risks emerge, and such additional elements could substantially burden or even eliminate our ability to commercialize ADASUVE in a feasible manner.

We have no experience in the management of the obligations imposed by the ADASUVE REMS program. If we retain commercialization rights to ADASUVE in the U.S., we expect that we will contract with a company with the experience and capabilities to help us implement and periodically assess a REMS program with the elements to assure safe use that are imposed on ADUSUVE. There are risks involved with entering into an arrangement with third parties to perform these services. We retain ultimate responsibility for the REMS program. The expense of such outsourcing could be significant, decreasing the profitability of ADASUVE. Additionally, any partner may fail to fulfill its obligations or to carry out REMS activities sufficiently to satisfy FDA standards, which could result in increased expenses needed to remediate any deficiencies or could even result in an FDA enforcement action.

As a condition for the marketing authorization delivered by the EC for ADASUVE in the EU, we must fulfill several post-approval commitments including, (i) a benzodiazepine interaction study, (ii) a study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, (iii) an observational clinical study, and (iv) a drug utilization study. If we are unable to fulfill these obligations, or do not fulfill these obligations within an appropriate time limit the current marketing authorization for ADASUVE in the EU could be suspended, terminated or limited.

If we or any partners fail to gain market acceptance among physicians, patients, third-party payors and the medical community, we will not become profitable.

The Staccato system is a fundamentally new method of drug delivery. ADASUVE or any future product based on our Staccato system may not gain market acceptance among physicians, patients, third-party payors and the medical community. If these products do not achieve an adequate level of acceptance, we will not meet our revenue guidance nor will we generate sufficient product or royalty revenues to become profitable. The degree of market acceptance of ADASUVE or any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the ability of a sales force to convince potential purchasers of ADASUVE’s advantages over other treatments;

•	demonstration of acceptable quality, safety and efficacy in clinical trials and meeting applicable regulatory standards for approval;

•	the ability to sell ADASUVE for our projected $75 per unit price;

•	the existence, prevalence and severity of any side effects;

•	potential or perceived advantages or disadvantages compared to alternative treatments;

•	offering therapeutic or other improvements over existing or future drugs used to treat the same or similar conditions;

•	perceptions about the relationship or similarity between ADASUVE or our product candidates and the parent drug compound upon which ADASUVE or our product candidate is based;

•	the timing of market entry relative to competitive treatments;

•	the ability to produce ADASUVE or any future products in commercial quantities at an acceptable cost, or at all;

•	the ability to offer ADASUVE or any future products for sale at competitive prices;

•	relative convenience, product dependability and ease of administration;

•	the restrictions imposed on ADASUVE by the REMS program and labeling requirements;

•	the strength of marketing and distribution support;

•	acceptance by patients, the medical community or third-party payors;

•	the sufficiency of coverage and reimbursement of ADASUVE or our product candidates by governmental and other third-party payors; and

•	the product labeling, including the package insert, and the marketing restrictions required by the FDA or regulatory authorities in other countries.

We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.

We are subject to significant ongoing regulatory obligations, such as safety reporting requirements, periodic and annual reporting requirements, and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, the manufacture, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for ADASUVE and any of our product candidates that may be approved by the FDA or foreign regulatory authorities will be subject to extensive and ongoing regulatory requirements. As a condition to FDA approval of ADASUVE, we also have several post-approval commitments and requirements, including a 10,000 patient observational clinical trial designed to gather patient safety data based on the real-world use of ADASUVE, as well as a clinical program addressing the safety and efficacy of ADASUVE in agitated adolescent patients. As a condition of grant of EU marketing authorization for ADASUVE by the EC, we must fulfill several post-approval commitments including, (i) a benzodiazepine interaction study, (ii) a study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, (iii) an observational clinical study, and (iv) a drug utilization study.

The FDA and foreign regulatory authorities may also impose significant restrictions on the indicated uses or marketing of our future products, or impose requirements for burdensome post-approval study commitments. For example, ADASUVE’s U.S. labeling contains a “boxed warning” regarding the risks of bronchospasm caused by the product and the increased risk of death for elderly patients with dementia-related psychosis. Boxed warnings are used to highlight warning information that is especially important to the prescriber. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings. The terms of any product approval, including labeling, may be more restrictive than we desire and could affect the commercial potential of the product. If we become aware of previously unknown problems with any of our products in the United States or overseas or at our contract manufacturers’ facilities, a regulatory agency may impose labeling changes or restrictions on our products, our strategic collaborators, our manufacturers or on us. In such an instance, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits.

The FDA and other governmental authorities, including foreign regulatory authorities, also actively enforce regulations prohibiting off-label promotion, and governments have levied large civil and criminal fines against companies for alleged improper promotion. Governments have also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that impose significant reporting and other burdens on the affected companies.

We are also subject to regulation by regional, national, state and local agencies, including the DEA, the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we may in the future commercialize our products. The FDCA, the Public Health Service Act, the Social Security Act, and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Any manufacturing, licensing, or commercialization partners we have or may in the future have, including Ferrer, will be subject to many of the same requirements.

The Federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Further, the Healthcare Reform Act, among other things, amends the intent requirement of the Federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Healthcare Reform Act provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. We intend to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability and may be subject to scrutiny.

The Federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under these laws for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. Companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare and Medicaid fraud.

The majority of states also have statutes or regulations similar to the Federal Anti-Kickback Statue and Federal False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes.

Compliance with various federal and state laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities could be subject to challenge under one or more of these laws. Such a challenge could have a material adverse effect on our business and financial condition and growth prospects.

We could become subject to government investigations and related subpoenas. Such subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the Federal False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged Federal

False Claims Act violations. The time and expense associated with responding to such subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. Responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and, beginning in March 2014 for payments made on or after August 1, 2013, public reporting of payments by pharmaceutical manufacturers to physicians and teaching hospitals nationwide. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business and financial condition and growth prospects.

Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU and other third countries. The applicable laws at EU level and in the individual EU Member States require promotional materials and advertising concerning medicinal products to comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of a medicinal product. Promotion of a medicinal product which does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of medicinal products is prohibited in the EU. The applicable laws at both EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment.

Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and Physicians’ codes of professional conduct in the individual EU Member States. The provision of any inducement to physicians to prescribe, recommend, endorse, order, purchase, supply, use or administer a medicinal product is prohibited. A number of EU Member States have introduced additional rules requiring pharmaceutical companies to publically disclose their interactions with physicians and to obtain approval from employers, professional organizations and/or competent authorities before entering into agreements with physicians. Violations of these rules could lead to the imposition of fines or imprisonment.

Laws, including those governing promotion, marketing and anti-kickback provisions, industry regulations and professional codes of conduct are often strictly enforced. Increasing regulatory scrutiny of the promotional activities of pharmaceutical companies has been observed in a number of EU Member States. The Bribery Act in the United Kingdom entered into force on 1 July 2011. This Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs. Even though we strive for complete and continuous adherence to all laws and rules during our promotion and marketing activities this Act could have implications for our interactions with physicians both in and outside the UK. Even in those countries where we are not directly responsible for the promotion and marketing of our products, inappropriate activity by our international distribution partners can have implications for us.

If we or any partners fail to comply with applicable federal, state, local, or foreign regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our or any partners’ ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

We could be adversely affected by violations of applicable anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010.

Anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010, generally prohibit directly or indirectly giving, offering, or promising anything of value to improperly induce the recipient to act, or refrain from acting, in a manner that would confer a commercial advantage. The anti-bribery provisions of the U.S. Foreign Corrupt Practices Act generally prohibit directly or indirectly giving, offering or promising an inducement to a public official (broadly interpreted) to corruptly influence the official’s actions in order to obtain a commercial advantage. The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery in both the private and public sectors. In addition, an organization that “fails to prevent bribery” by anyone associated with the organization may be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. In 2012, the U.S. Government brought enforcement actions that resulted in significant monetary penalties against several multinational healthcare companies for violations of the U.S. Foreign Corrupt Practices Act stemming from illegal payments made to non-U.S. healthcare professionals. We plan to adopt and implement policies and procedures to ensure that those involved in the marketing, sale, and distribution of our products are both aware of these legal requirements and committed to complying therewith. However, we cannot assure that these policies and procedures will protect us from potentially illegal acts committed by individual employees or agents. If we were found to be liable for anti-bribery law violations, we could be subject to criminal or civil penalties or other sanctions that could have a material adverse effect on our business and financial condition.

If we do not produce our commercial devices cost effectively, we will never be profitable.

ADASUVE and our Staccato system-based product candidates contain electronic and other components in addition to the active pharmaceutical ingredients. As a result of the cost of developing and producing these components, the cost to produce ADASUVE and our product candidates, and any additional approved products, will likely be higher per dose than the cost to produce intravenous or oral tablet products. This increased cost of goods may prevent us from ever selling any products at a profit. In October 2011, we committed to sell ADASUVE to Ferrer for a fixed transfer price. If we are unable to manufacture ADASUVE at a price lower than the fixed transfer price, we will incur losses on sales to Ferrer. Our future manufacturing costs per unit will be dependent on future demand of ADASUVE. If we do not generate sufficient demand, our manufacturing costs will exceed the Ferrer fixed transfer price. The development and production of our technology entail a number of technical challenges, including achieving adequate dependability, that may be expensive or time consuming to solve. Any delay in or failure to develop and manufacture any future products in a cost effective way could prevent us from generating any meaningful revenues and prevent us from becoming profitable.

If we do not establish additional strategic partnerships, we will have to undertake additional development and commercialization efforts on our own, which would be costly and delay our ability to commercialize any future products.

An element of our business strategy is our intent to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for the development and commercialization of ADASUVE and our product candidates. In December 2006, we entered into such a development relationship with Symphony Allegro and in December 2007 we entered into a strategic relationship with Endo Pharmaceuticals, Inc., or Endo, for the development of AZ-003, or the Endo license agreement. In January 2009, we mutually agreed with Endo to terminate the Endo license agreement. In August 2010, we entered into a license and development agreement with Cypress, now Royalty Pharma, for Staccato nicotine. In October 2011, we entered into the Ferrer Agreement with Ferrer for the commercialization of ADASUVE in the Ferrer Territories. We may never enter into additional strategic partnerships with third parties or agreements with a CSO to develop and commercialize ADASUVE or our product candidates. Other than Royalty Pharma and Ferrer, we do not currently have any strategic partnerships for ADASUVE or any of our product candidates.

We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate additional strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. We are currently seeking partnerships to commercialize ADASUVE in the U.S. and outside of the U.S. and the Ferrer Territories. If we are unable to negotiate additional strategic partnerships for ADASUVE outside of the U.S. and the Ferrer Territories, we will be unable to maximize ADASUVE’s commercial potential.

If we are unable to negotiate additional partnerships for ADASUVE or our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program, or one or more of our other development programs, delay its commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of a product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring ADASUVE or our product candidates to market and generate product revenue.

ADASUVE and any of our product candidates approved for marketing will remain subject to ongoing regulatory review even after they receive marketing approval in the U.S., the EU or in other countries. If we or any partners fail to comply with the regulations, we could lose these approvals, and the sale of any future products could be suspended. If approval is denied or limited in a country, or if a country imposes post-marketing requirements, that decision could negatively affect our ability to market our product in such countries.

Even with regulatory approval to market a particular product candidate, the FDA, the EC or another foreign regulatory authority could condition approval on conducting additional costly post-approval studies or trials or could limit the scope of our approved labeling or could impose burdensome post-approval obligations, such as those required in the United States under a REMS and in the EU. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market, cause the FDA, the EC or another foreign regulatory authority to impose additional obligations or restriction on marketing, or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, we will continue to be subject to FDA, EMA, EC and other foreign regulatory authority regulations, as well as periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the FDA, the EC and other foreign regulatory authorities could impose extensive regulatory requirements on the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution, and record keeping related to the product. The approval of the ADASUVE NDA requires us to implement, administer and assess at regular intervals a REMS program that, among other things, limits the use of ADASUVE to healthcare facilities enrolled in the ADASUVE REMS program.

As a condition to FDA approval of ADASUVE, we also have several post-approval commitments and requirements, including a 10,000 patient observational clinical trial designed to gather patient safety data based on the real-world use of ADASUVE, as well as a clinical program addressing the safety and efficacy of ADASUVE in agitated adolescent patients.

As a condition to EC approval of ADASUVE, we have several post-approval commitments including, (i) a benzodiazepine interaction study, (ii) a controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, (iii) an observational clinical study, and (iv) a drug utilization study.

The costs associated with development and approval of study protocols and the completion of studies and clinical trials are significant. There are risks involved with relying on our own capabilities to perform the tasks required by the post-market studies and trials for ADASUVE, as well as with entering into an arrangement with third parties to perform these services. If we enter into an arrangement with a third party or parties to perform the tasks required for the ADASUVE post-market studies and trials, the expense of such outsourcing could be significant, decreasing the profitability of ADASUVE. Additionally, any third party with whom we may partner may not fulfill its obligations or carry out activities sufficiently to satisfy FDA standards, which could result in increased expenses needed to remediate any deficiencies or could even result in an FDA enforcement action. Finally, the data derived from any post-market study or trial could result in additional restrictions on the commercialization of ADASUVE through changes to the approved ADASUVE label, a more burdensome REMS, the imposition of additional post-market studies or trials, or could even lead to the withdrawal of the approval of the product.

If we or any partners fail to comply with the regulatory requirements of the FDA, the EMA, the EC or other applicable U.S. and foreign regulatory authorities, or previously unknown problems with any future products, suppliers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products, suppliers or manufacturing processes;

•	warning letters or untitled letters;

•	injunctions, consent decrees, or the imposition of civil or criminal penalties against us;

•	fines against us;

•	product seizures, detentions or import or export bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	suspension or withdrawal of regulatory approvals;

•	required variations of the clinical trial protocol

•	suspension or termination of any clinical trials of the products;

•	total or partial suspension of production;

•	refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications; and

•	denial of permission to file an application or supplement in a jurisdiction.

Problems with the third parties that manufacture the API in ADASUVE or our product candidates may delay our clinical trials or subject us to liability.

We do not currently own or operate manufacturing facilities for clinical or commercial production of the API used in ADASUVE or any of our product candidates. We have no experience in drug manufacturing, and we lack the resources and the capability to manufacture any of the APIs used in ADASUVE and our product candidates, on either a clinical or commercial scale. As a result, we rely on third parties to supply the API used in ADASUVE and each of our product candidates. We expect to continue to depend on third parties to supply the API for ADASUVE and our product candidates and any additional product candidates we develop in the foreseeable future.

An API manufacturer must meet high precision and quality standards for that API to meet regulatory specifications and comply with regulatory requirements. A contract manufacturer is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign authorities to ensure strict compliance with current Good Manufacturing Practice, or cGMP, and other applicable government regulations and corresponding foreign standards. Additionally, a contract manufacturer must pass a pre-approval inspection by the FDA to ensure strict compliance with cGMP prior to the FDA’s approval of any product candidate for marketing. A contract manufacturer’s failure to conform to cGMP could result in the FDA’s refusal to approve or a delay in the FDA’s approval of a product candidate for marketing. We are ultimately responsible for confirming that the APIs used in ADASUVE and our product candidates are manufactured in accordance with applicable regulations.

Our third party suppliers may not carry out their contractual obligations or meet our deadlines. In addition, the API they supply to us may not meet our specifications and quality policies and procedures. If we need to find alternative suppliers of the API used in ADASUVE or any of our product candidates, we may not be able to contract for such supplies on acceptable terms, if at all. Any such failure to supply or delay caused by such contract manufacturers would have an adverse effect on our ability to continue clinical development of our product candidates or commercialize ADASUVE.

If our third party drug suppliers fail to achieve and maintain high manufacturing standards in compliance with cGMP regulations, we could be subject to certain product liability claims in the event such failure to comply resulted in defective products that caused injury or harm.

Unstable market conditions may have serious adverse consequences on our business.

The current economic situation and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe that with current cash, cash equivalents and marketable securities, and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the second quarter of 2013, we may obtain additional financing on less than attractive rates or on terms that are extremely dilutive to existing stockholders, such as our February 2012 underwritten public offering. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and stock price and could require us to delay or abandon clinical development plans or alter our operations. There is a risk that one or more of our current component manufacturers and partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

Unless our preclinical studies demonstrate the safety of our product candidates, we will not be able to commercialize our product candidates.

To obtain regulatory approval to market and sell any of our product candidates in development, we must satisfy the FDA and other regulatory authorities abroad, through extensive preclinical studies, that our product candidates are safe. Our Staccato system creates condensation aerosol from drug compounds, and there currently are no approved products that use a similar method of drug delivery other than ADASUVE. Companies developing other inhalation products have not defined or successfully completed the types of preclinical studies we believe will be required for submission to regulatory authorities as we seek approval to conduct our clinical trials. We may not have conducted or may not conduct in the future the types of preclinical testing ultimately required by regulatory authorities, or future preclinical tests may indicate that our product candidates are not safe for use in humans. Preclinical testing is expensive, can take many years and have an uncertain outcome. In addition, success in initial preclinical testing does not ensure that later preclinical testing will be successful.

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

We have not completed all the clinical trials necessary to support an application with the FDA or other regulatory authorities abroad for approval to market any of our product candidates other than for ADASUVE in the United States and the European Union. As a condition of our ADASUVE NDA approval, the FDA is requiring us to conduct two post-approval clinical trials for ADASUVE, including a Phase 4 safety observation study and a study in adolescent patients. As a condition of the grant of marketing authorization by the EC for ADASUVE, we are required to perform: (i) a benzodiazepine interaction study, (ii) a thorough QTc study with two doses of ADASUVE, (iii) an observational clinical study, and (iv) a drug utilization study. Future clinical trials may be delayed or terminated as a result of many factors, including:

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

Any delay in commencing or completing clinical trials for our product candidates would delay commercialization of our product candidates and harm our business, financial condition and results of operations. It is possible that none of our product candidates other than ADASUVE will successfully complete clinical trials or receive regulatory approval, which would severely harm our business, financial condition and results of operations.

If our product candidates do not meet safety and efficacy endpoints in clinical trials, they will not receive regulatory approval, and we will be unable to market them.

The clinical development and regulatory approval process is extremely expensive and takes many years. The timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for ADASUVE in markets outside of the U.S. and the EU or for our other product candidates in any markets where we seek regulatory approval, we will be unable to market and sell them in those locations and therefore we may never be profitable.

As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA, the EC and other regulatory authorities abroad. The number and design of clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results and regulations applicable to any particular product candidate. In June 2008, we announced that our Phase 2a proof-of-concept clinical trial of AZ-002 (Staccato alprazolam) did not meet either of its two primary endpoints. In September 2009, we announced that our Phase 2b clinical trial of AZ-104 (Staccato loxapine, low-dose) for the treatment of migraine did not meet its primary endpoint.

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

The design of our clinical trials is based on many assumptions about the expected effect of our product candidates, and if those assumptions prove incorrect, the clinical trials may not produce statistically significant results. Our Staccato system is not similar to other approved drug delivery methods, and there is no precedent for the application of detailed regulatory requirements to our product candidates. We cannot assure you that the design of, or data collected from, the clinical trials of our product candidates will be sufficient to support the FDA, the EC and other foreign regulatory approvals.

Regulatory authorities may not approve our product candidates even if they meet safety and efficacy endpoints in clinical trials.

The FDA, the EC and other foreign regulatory agencies can delay, limit or deny marketing approval for many reasons, including:

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

Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, the EMA, the EC or their advisors may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies may change requirements for approval even after a clinical trial design has been approved. For example, ADASUVE and our other product candidates combine drug and device components in a manner that the FDA considers to meet the definition of a combination product under FDA regulations. The FDA exercises significant discretion over the regulation of combination products, including the discretion to require separate marketing applications for the drug and device components in a combination product. ADASUVE and our product candidates are being regulated as drug products under the new drug application process administered by the FDA. The FDA could in the future require additional regulation of ADASUVE or our product candidates under the medical device provisions of the FDCA. Our systems are designed to comply with the Quality Systems Regulation, or QSR, which sets forth the FDA’s current Good Manufacturing Practice requirements for medical devices, and other applicable government regulations and corresponding foreign standards. If we fail to comply with these regulations, it could have a material adverse effect on our business and financial condition.

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies, such as the FDA’s requirement that we perform a Phase 4 safety observation study and a study in adolescent patients for ADASUVE. Similarly, the marketing authorization granted for ADASUVE in the EU includes a requirement for us to conduct, (i) a benzodiazepine interaction study, (ii) a study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, (iii) an observational clinical study, and (iv) a drug utilization study. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

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

If we experience problems with the manufacturers of components of ADASUVE or our product candidates, our ability to supply ADASUVE and our other product candidates will be impaired, our sales may be lower than expected and our development programs may be delayed and we may be subject to liability.

We outsource the manufacturing of the components of our Staccato system, including the printed circuit boards, the plastic airways, and the chemical heat packages to be used in our commercial single dose device. We have no experience in the manufacturing of components, other than our chemical heat packages, and we currently lack the resources and the capability to manufacture them, on either a clinical or commercial scale. As a result, we rely on third parties to supply these components. We expect to continue to depend on third parties to supply these components for ADASUVE and our current product candidates and any devices based on the Staccato system we develop in the foreseeable future.

The third-party suppliers of the components of our Staccato system must meet high precision and quality standards for our finished devices to comply with regulatory requirements. A contract manufacturer is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign authorities to ensure that our finished devices remain in strict compliance with the QSR, which sets forth the FDA’s cGMP for medical devices, and other applicable government regulations and corresponding foreign standards. We are ultimately responsible for confirming that the components used in the Staccato system are manufactured in accordance with specifications, standards and procedures necessary to ensure that our finished devices comply with the QSR or other applicable regulations.

Our third party suppliers may not comply with their contractual obligations or meet our deadlines, or the components they supply to us may not meet our specifications and quality policies and procedures. If we need to find alternative suppliers of the components used in the Staccato system, we may not be able to contract for such components on acceptable terms, if at all. Any such failure to supply or delay caused by such contract manufacturers would have an adverse effect on our ability to manufacture commercial quantities of ADASUVE and on our ability to continue clinical development of our product candidates or commercialize ADASUVE.

In addition, the heat packages used in the single dose version of our Staccato system are manufactured using certain energetic, or highly combustible, materials that are used to generate the rapid heating necessary for vaporizing the drug compound while avoiding degradation. Manufacture of products containing energetic materials is regulated by the U.S. government. We have entered into a manufacture agreement with Autoliv for the manufacture of the heat packages in the commercial design of our single dose version of our Staccato system. If Autoliv fails to manufacture the heat packages to the necessary specifications, or does not carry out its contractual obligations to supply our heat packages to us, or if the FDA requires different manufacturing or quality standards than those set forth in our manufacture agreement, our clinical trials or commercialization efforts may be delayed, suspended or terminated while we seek additional suitable manufacturers of our heat packages, which may prevent us from commercializing ADASUVE or our product candidates that utilize the single dose version of the Staccato system.

If we enter into additional strategic partnerships, we may be required to relinquish important rights to and control over the development of ADASUVE or our product candidates or otherwise be subject to terms unfavorable to us.

Our relationships with Royalty Pharma and Ferrer are, and any other strategic partnerships or collaborations with pharmaceutical or biotechnology companies we may establish will be, subject to a number of risks including:

•

business combinations or significant changes in a strategic partner’s business strategy may adversely affect a strategic partner’s willingness or ability to complete its obligations under any arrangement;

•	we may not be able to control the amount and timing of resources that our strategic partners devote to the development or commercialization of ADASUVE or our product candidates;

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

•

disputes may arise between us and our strategic partners that result in the delay or termination of the research, development or commercialization of ADASUVE or our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

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

•

strategic partners, including Ferrer or Royalty Pharma, could terminate the arrangement or allow it to expire, which would delay and may increase the cost of developing our product candidates or commercializing ADASUVE.

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

Our success will depend in part on our ability to obtain and maintain patent and trade secret protection for our technologies, ADASUVE and our product candidates both in the United States and other countries. We do not know whether any patents will issue from any of our pending or future patent applications. In addition, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

The degree of protection for our proprietary technologies, ADASUVE and our product candidates is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office has developed regulations and procedures to govern administration of the Leahy-Smith Act, but many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first inventor to file provisions, will not become effective until 18 months after its enactment. It is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Even if valid and enforceable patents cover ADASUVE, our product candidates and our technologies, the patents will provide protection only for a limited amount of time.

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

Our current patents or any future patents that may be issued regarding ADASUVE or our product candidates or methods of using them, can be challenged by our competitors who can argue that our patents are invalid and/or unenforceable. Third parties may challenge our rights to, or the scope or validity of, our patents. Patents also may not protect ADASUVE or our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The FDCA and the FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, non-infringing versions of a drug or device in order to facilitate the approval of generic substitutes. These same types of incentives encourage manufacturers to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor.

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

Our commercial success depends in part on not infringing patents and proprietary rights of third parties. Others have filed, and in the future are likely to file, patent applications covering products that are similar to ADASUVE or our product candidates, as well as methods of making or using similar or identical products. If these patent applications result in issued patents and we wish to use the claimed technology, we would need to obtain a license from the third party. We may not be able to obtain these licenses at a reasonable cost, if at all.

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

Third parties may assert that we are employing their proprietary technology or their proprietary products without authorization. In addition, third parties may already have or may obtain patents in the future and claim that use of our technologies or our products infringes these patents. We could incur substantial costs and diversion of management and technical personnel in defending against any of these claims. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief, which could effectively block our ability to further develop, commercialize and sell any future products and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products. In the event we cannot develop alternative methods or products, we may be effectively blocked from developing, commercializing or selling any future products. Defense of any lawsuit or failure to obtain any of these licenses would be expensive and could prevent us from commercializing any future products.

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

Competition in the pharmaceutical industry is intense. If our competitors are able to develop and market products that are more effective, safer or less costly than ADASUVE or any future products that we may develop, our commercial opportunity will be reduced or eliminated.

We face competition from established as well as emerging pharmaceutical and biotechnology companies, academic institutions, government agencies and private and public research institutions. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than ADASUVE or any future products that we may develop and commercialize. In addition, significant delays in the development or commercialization of ADASUVE or our product candidates could allow our competitors to bring products to market before us and impair our ability to commercialize ADASUVE or our product candidates.

We anticipate that ADASUVE will compete with other available antipsychotic drugs for the treatment of agitation, such as intramuscular formulations, which are approved for the treatment of agitation, and oral tablets and oral solutions, which are not approved for the treatment of agitation.

We anticipate that, if approved, AZ-002 would compete with the oral tablet forms of alprazolam and possibly IV, oral and rectal forms of other benzodiazepines. We are aware of one product in Phase 3 development for the treatment of ARS.

We anticipate that, if approved, AZ-007 would compete with non-benzodiazepine GABA-A receptor agonists. We are aware of more than 13 approved generic versions of zolpidem, or zaleplon, oral tablets, as well as at least one insomnia product, a version of zolpidem intended to treat middle of the night awakening, that is approved by the FDA. Additionally, we are aware of one product in Phase 3 development for the treatment of insomnia.

We anticipate that, if approved, AZ-104 would compete with currently marketed triptan drugs and with other migraine headache treatments. In addition, we are aware of at least one new migraine product under review by the FDA, which is an inhaled formulation, and at least four new product candidates in late-phase development for the treatment of migraines.

We anticipate that, if approved, AZ-003 would compete with some of the available forms of fentanyl, including injectable fentanyl, oral transmucosal and nasal fentanyl formulations and ionophoretic transdermal delivery of fentanyl. We are also aware of two fentanyl products approved by regulatory agencies in the U.S. or abroad, and at least four products in Phase 3 clinical trial development for acute pain. In addition, if approved, AZ-003 would compete with various generic opioid drugs, such as oxycodone, hydrocodone and morphine, or combination products including one or more of such drugs.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Established pharmaceutical companies may invest heavily to discover quickly and develop novel compounds or drug delivery technology that could make ADASUVE or our product candidates obsolete. Smaller or early stage companies may also prove to be significant competitors, particularly through strategic partnerships with large and established companies. In addition, these third parties compete with us in recruiting and retaining qualified scientific, sales, marketing, and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing products before we do. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition will suffer.

If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to develop or commercialize ADASUVE or our product candidates.

We are highly dependent on our President and Chief Executive Officer, Thomas B. King, the loss of whose services might adversely impact the achievement of our objectives. In addition, recruiting and retaining qualified clinical, scientific and engineering personnel to manage clinical trials of our product candidates and to perform future research and development work will be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. Although we believe we will be successful in attracting and retaining qualified personnel, competition for experienced management and clinical, scientific and engineering personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. In addition, we do not have employment agreements with any of our employees, and they could leave our employment at will. We have change of control agreements with our executive officers and vice presidents that provide for certain benefits upon termination or a change in role or responsibility in connection with a change of control of our company. We do not maintain life insurance policies on any employees. Failure to attract and retain personnel would prevent us from developing and commercializing ADASUVE and our product candidates.

If plaintiffs bring product liability claims or lawsuits against us, we may incur substantial liabilities and may be required to limit commercialization of ADASUVE or product candidates that we may develop.

The development, manufacture, testing, marketing and sale of combination pharmaceutical and medical device products, like ADASUVE, entail significant risk of product liability claims, lawsuits, safety alerts or recalls. We may be held liable if any product we develop causes injury or is found otherwise unsuitable or unsafe during product testing, manufacturing, marketing or sale, including, but not limited to quality issues, component failures, manufacturing flaws, unanticipated or improper uses of our ADASUVE or any future products, design defects, inadequate disclosure of product-related risks or product-related information. Side effects of, or design or manufacturing defects in, the products tested or commercialized by us or any partner could result in exacerbation of a clinical trial participant or patient’s condition, serious injury or impairment or even death. This could result in product liability claims, lawsuits, safety alerts and/or recalls for ADASUVE or any future products, including those in clinical testing, to be commercialized, or already commercialized. Product liability claims may be brought by individuals seeking relief for themselves, by persons seeking to represent a class of claimants/plaintiffs, or by a large number of individual claimants in a coordinated or mass litigation. We cannot predict the frequency, outcome, or cost to defend or resolve product liability claims or lawsuits.

While we have not had to defend against any product liability claims or lawsuits to date, we face greater risk of product liability as we or any partner commercialize ADASUVE or other future products. As ADASUVE or any future product is more widely prescribed, we believe it is likely that product liability claims will eventually be brought against us. Regardless of merit or eventual outcome, liability claims may result in decreased demand for any products or product candidates that we may develop, injury to our reputation, withdrawal of clinical trials, issuance of safety alerts, recall of products under investigation or already commercialized, costs to defend and resolve litigation, substantial monetary awards to clinical trial participants or patients, loss of revenue, and the inability to commercialize any products we develop. Safety alerts or recalls could result in the FDA or similar government agencies in the United States, or abroad, investigating or bringing enforcement actions regarding any products and/or practices, with resulting significant costs and negative publicity, all of which could materially adversely affect us.

Product liability insurance is expensive, can be difficult to obtain and may not be available in the future on acceptable terms, if at all. We currently have product liability insurance that covers clinical trials up to a $10 million aggregate annual limit. We intend to expand our product liability insurance coverage to include the sale of commercial products for ADASUVE or any other products that we may develop. Partly as a result of product liability lawsuits related to pharmaceutical and medical device products, product liability and other types of insurance have become more difficult and costly for pharmaceutical and medical device companies to obtain. Insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or delay the commercialization of ADASUVE or our product candidates. If we are sued for any injury caused by any product, our liability could exceed our insurance coverage and total assets. In addition, there is no guarantee that insurers will pay for defense and indemnity of claims or that coverage will be adequate or otherwise available.

A successful claim or claims brought against us in excess of available insurance coverage could subject us to significant liabilities and could have a materially adverse effect on our business, financial condition, results of operations and growth prospects. Such claims could also harm our reputation and the reputation of ADASUVE or any future products, adversely affecting our ability to develop and market any products successfully. In addition, defending a product liability lawsuit is expensive and can divert the attention of key employees from operating our business.

Product recalls and safety alerts may be issued at our discretion or at the discretion of our suppliers, partners, government agencies, and other entities that have regulatory authority for medical device and pharmaceutical sales. Any recall of ADASUVE could materially adversely affect our business by rendering us unable to sell ADASUVE for some time, causing us to incur significant recall costs and by adversely affecting our reputation. A recall could also result in product liability claims.

If our products do not receive adequate coverage and reimbursement from third-party payors, our sales could be diminished and our ability to sell our products profitably could be negatively affected.

Our sales of ADASUVE will be dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. We will rely in large part on the reimbursement and coverage by federal and state sponsored government programs, such as Medicare and Medicaid in the United States and equivalent programs in other countries. Medicare, the dominant health insurance program for the elderly in the United States, may limit coverage of ADASUVE for beneficiaries in accordance with the boxed warning against use of the drug in elderly patients with dementia-related psychosis. Governments and private payors may regulate prices, reimbursement levels and/or access to ADASUVE and any other products we may market to control costs or to affect levels of use of our products.

Third-party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of ADASUVE and any future products. Even with studies, ADASUVE and our product candidates may be considered less safe, less effective or less cost effective than existing products, and third-party payors therefore may not provide coverage and reimbursement for our product candidates, in whole or in part. We cannot predict actions third party payors may take, or whether they will limit the coverage and level of reimbursement for our products or refuse to provide any coverage at all.

We cannot predict the availability or level of coverage and reimbursement for ADASUVE or our product candidates. A reduction in coverage and/or reimbursement for our products could have a material adverse effect on our product sales and results of operations.

The availability and amount of reimbursement for ADASUVE and our product candidates and the manner in which government and private payors may reimburse for our potential products is uncertain.

Many of the patients in the U.S. who seek treatment with ADASUVE or any other of our products that are approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans. The Medicare program is administered by the Centers for Medicare & Medicaid Services, or CMS, and coverage and reimbursement for products and services under Medicare are determined pursuant to statute, regulations promulgated by CMS, and CMS’s subregulatory coverage and reimbursement determinations. CMS’s regulations and interpretive determinations are subject to change, as are the procedures and criteria by which CMS makes coverage and reimbursement determinations and the reimbursement amounts established by statute, particularly because of budgetary pressures facing the Medicare program. For example, we anticipate that ADASUVE will be used only in the hospital inpatient and hospital outpatient settings. In the hospital inpatient setting, Medicare does not provide separate reimbursement for drugs but pays for them as part of the payment for the hospital stay. In the hospital outpatient setting, the statute establishes the payment rate for new drugs and biologicals administered that are granted “pass-through status” at the rate applicable in physicians’ offices (i.e., ASP plus six percent) for two to three years after FDA approval. For drugs and biologicals that do not have pass-through status, CMS establishes the payment rates by regulation. For 2013, these drugs are reimbursed at ASP plus six percent if they have an average cost per day exceeding $80; drugs with an average cost per day of less than $80 are not separately reimbursed. In future years, CMS could change both the payment rate and the average cost threshold, and these changes could adversely affect payment for ADASUVE. In addition, Congress has considered amending the statute to reduce Medicare’s payment rates for drugs and biologicals, and if such legislation is enacted, it could adversely affect payment for ADASUVE.

Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, could be reduced by up to 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, Pub. L. No. 112-25, or BCA, as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240, or ATRA. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs, because Congress failed to enact legislation by January 15, 2012, to reduce federal deficits by $1.2 trillion over ten years. The BCA caps the cuts to Medicare payments or items and services at 2%, and requires the cuts to be implemented on the first day of the first month following the issuance of a sequestration order. The ATRA delayed implementation of sequestration from January 2, 2013, to March 1, 2013, and as a result, the Medicare cuts will take effect April 1, 2013, unless Congress enacts legislation to cancel or delay the cuts. If implemented, these cuts would adversely impact payment for ADASUVE and related procedures.

Once we or any partner commercializes ADASUVE in the U.S., we expect ADASUVE to experience pricing pressures due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. We cannot be sure that reimbursement amounts, or the lack of reimbursement, will not reduce the demand for, or the price of, ADASUVE or any future products. If reimbursement is not available or is available only to limited levels, we or any partner may not be able to effectively commercialize ADASUVE or any future products, In addition, if we or any partner fail to successfully secure and maintain reimbursement coverage for ADASUVE or any future products or are significantly delayed in doing so, we or any partner will have difficulty achieving market acceptance of our products and our business will be harmed.

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as ASP, AMP and Actual Acquisition Cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover ADASUVE or any future products. As discussed above, once we or any partner begin to participate in government pricing programs, recent legislative changes to the 340B drug pricing program, and the Medicaid Drug Rebate program also could impact our revenues. We anticipate that a significant portion of our revenue from sales of ADASUVE will be obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for ADASUVE under those programs would have a material negative effect on revenues from sales of ADASUVE.

The EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement levels of medicinal products for human use. An EU Member State may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements and reference pricing mechanisms. We anticipate that pricing and reimbursement decisions concerning ADASUVE in the EU will have a significant impact on the sales of the product in the EU. Failure to obtain pricing and reimbursement for ADASUVE at an appropriate level in any of the EU Member States would, in part due to EU parallel trade rules, have a material adverse effect on revenues from sales of ADASUVE.

Healthcare law and policy changes, including those based on recently enacted legislation, may impact our business in ways that we cannot currently predict and these changes could have a material adverse effect on our business and financial condition.

Healthcare costs have risen significantly over the past decade. In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Healthcare Reform Act or the PPACA. This law substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal and private healthcare programs, new Medicare reimbursement methods and rates, increased rebates and taxes on pharmaceutical products, and revised fraud and abuse and enforcement requirements. These changes will impact existing government healthcare programs and will result in the development of new programs.

We anticipate that when we or any partner commercialize ADASUVE in the U.S. or we obtain approval for our other product candidates, some of our revenue and the revenue from our collaborators may be derived from U.S. government healthcare programs, including Medicare. Additionally, in 2009, the Department of Defense implemented a program pursuant to the National Defense Authorization Act for Fiscal Year 2008 that requires rebates, based on Federal statutory pricing, from manufacturers of innovator drugs, such as ADASUVE, and biologics. Furthermore, the Healthcare Reform Act imposes a non-deductible fee treated as an excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding generics, over-the-counter drugs, and certain orphan drugs) to U.S. government programs. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally and the ability to successfully commercialize ADASUVE or our product candidates or could limit or eliminate our spending on development projects.

Additional provisions of the Healthcare Reform Act, some of which became effective in 2011, may negatively affect our future revenues. For example, the Healthcare Reform Act also makes changes to the Medicaid Drug Rebate Program, discussed further herein, including increasing the minimum rebate from 15.1% to 23.1% of the AMP for most innovator products and from 11% to 13% for non-innovator products. We expect that the increased minimum rebate of 23.1% will apply to ADASUVE following its commercialization in the U.S.

Many of the Healthcare Reform Act’s most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations that have yet to be finalized. In 2012, the Supreme Court of the United States heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the Healthcare Reform Act. The Supreme Court’s decision upheld most of the Healthcare Reform Act and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, the Supreme Court struck down a provision in the Healthcare Reform Act that penalized states that choose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court’s ruling, it is unclear whether states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when Congress passed the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there will be fewer insured patients overall. The reduction in the number of insured patients could impact the sales, business and financial condition following the commercialization of ADASUVE in the U.S.

While the constitutionality of key provisions of the Healthcare Reform Act were recently upheld by the Supreme Court, legislative changes to it remain possible. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates or could limit or eliminate our future spending on development projects.

In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep these costs down while expanding individual healthcare benefits. Certain of these changes could impose limitations on the prices we will be able to charge for ADASUVE or any other product candidates that are approved or the amounts of reimbursement available for these products from governmental agencies or third-party payors, or may increase the tax obligations on life sciences companies such as ours. While it is too early to predict specifically what effect the Health Reform Act and its implementation or any future legislation or policies will have on our business, we believe that healthcare reform may have an adverse effect on our business and financial condition.

If we or any partner fail to comply with reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs after we or any partner begin to participate in such programs, we or any partner could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We expect to participate, or any partner to participate, in the Medicaid Drug Rebate program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We also expect to participate, or any partner to participate, in and have certain price reporting obligations to several state Medicaid supplemental rebate programs, and we anticipate that we will have obligations to report average sales price, or ASP, for the Medicare program. Under the Medicaid Drug Rebate program, we will be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates will be based on pricing data that we will report on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the Medicaid Drug Rebate program. These data will include the average manufacturer price, or AMP, and, in the case of innovator products, such as ADASUVE, the best price, or BP, for each drug. The rebate liability resulting from this reporting will negatively impact our financial results.

The PPACA made significant changes to the Medicaid Drug Rebate program. Effective March 23, 2010, rebates are also due on the utilization of Medicaid managed care organizations. With regard to the amount of the rebates owed, the PPACA increased the minimum Medicaid rebate for all drugs; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price. In addition, the PPACA and subsequent legislation changed the definition of AMP. Finally, the PPACA requires pharmaceutical manufacturers of branded prescription drugs to pay a new branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer will pay a prorated share of the branded prescription drug fee of $2.8 billion in 2013 (and set to increase in ensuing years) based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

CMS has issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under PPACA and subsequent legislation but has not yet issued final regulations. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. Once we begin participating in the Medicaid Drug Rebate program, the issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program will increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid rebate program. Changes to the definition of average manufacturer price and the Medicaid rebate amount under PPACA and CMS’s issuance of final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results of operations once we or any partner begin to participate in the 340B program.

These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The PPACA expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the PPACA. Compliance with the regulations associated with the 340B program will increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations once we or any partner begin to participate in the 340B program.

Federal law also requires that a company that participates in the Medicaid Drug Rebate Program report average sales price, or ASP, information to CMS for certain categories of drugs that are paid under Part B of the Medicare program. We anticipate that ADASUVE will fall into that category. Manufacturers calculate ASP based on a statutorily defined formula and interpretations of the statute by CMS as to what should or should not be considered in computing ASP. An ASP for each National Drug Code for a product that is subject to the ASP reporting requirement must be submitted to CMS no later than 30 days after the end of each calendar quarter. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Once we or any partner begin to participate in the Medicare program, changes affecting the calculation of ASP could affect the ASP calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by governmental or regulatory agencies and the courts. Once we begin to participate in the Medicaid program, the Medicaid Drug Rebate Program amount will be computed each quarter based on our submission to the CMS of our current AMP and best price, or BP, for the quarter. If we become aware that our reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, we will be obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations would serve to increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Once we begin to participate in the Medicaid program, any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the price that we will be required to charge certain safety-net providers under the Public Health Service 340B drug discount program.

Once we or any partner begin to participate in government pricing programs, we or any partner will be liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we or any partner are found to have knowingly submitted false average manufacturer price, average sales price, or best price information to the government, we or any partner may be liable for civil monetary penalties in the amount of $100,000 per item of false information. Failure to submit monthly/quarterly average manufacturer price, average sales price, and best price data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. In the event that CMS were to terminate our rebate agreement after we or any partner begin to participate in the Medicaid program, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

In September 2010, CMS and the Office of the Inspector General indicated that they intend more aggressively to pursue companies who fail to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our or any partner’s submissions, once we or any partner begin to submit pricing data to CMS, will not be found by CMS to be incomplete or incorrect.

The PPACA also obligates the Secretary of the Department of Health and Human Services to create regulations and processes to improve the integrity of the program and to update the agreement that manufacturers must sign to participate in the program to obligate manufacturers to sell to covered entities if they sell to any other purchaser and to report to the government the ceiling prices for its drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Federal law requires that for a company to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs, as well as to be purchased by certain federal agencies and grantees, it also must participate in the Department of Veterans Affairs (VA) Federal Supply Schedule, or FSS, pricing program. To participate, we or any partner will be required to enter into an FSS contract with the VA, under which we must make our innovator “covered drugs,” such as ADASUVE, available to the “Big Four” federal agencies — the VA, the Department of Defense, or DoD, the Public Health Service, and the Coast Guard — at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the

Veterans Health Care Act of 1992, or VHCA. The FCP is based on a weighted average wholesaler price known as the “non-federal average manufacturer price,” or Non-FAMP, which manufacturers are required to report on a quarterly and annual basis to the VA. If a company misstates Non-FAMPs or FCPs it must restate these figures. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.

FSS contracts are federal procurement contracts that include standard government terms and conditions, separate pricing for each product, and extensive disclosure and certification requirements. All items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing is reduced to an agreed “tracking customer.” Further, in addition to the “Big Four” agencies, all other federal agencies and some non-federal entities are authorized to access FSS contracts. FSS contractors are permitted to charge FSS purchasers other than the Big Four agencies “negotiated pricing” for covered drugs that is not capped by the FCP; instead, such pricing is negotiated based on a mandatory disclosure of the contractor’s commercial “most favored customer” pricing. We cannot anticipate the pricing structure we will enter into with respect to our products. The FSS contract price may have a material adverse effect on future revenues from sales of ADASUVE.

Once we or any partner enter into an FSS contract, if we or any partner overcharge the government in connection with the FSS contract, whether due to a misstated FCP or otherwise, we or any partner will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations under the Federal False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our product candidates AZ-002, AZ-003 and AZ-007 contain drug substances that are regulated by the U.S. Drug Enforcement Administration. Failure to comply with applicable regulations and requirements could harm our business.

The Controlled Substances Act imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Alprazolam, the API in AZ-002, is regulated as a Schedule IV substance, fentanyl, the API in AZ-003, is regulated as a Schedule II substance, and zaleplon, the API in AZ-007, is regulated as a Schedule IV substance. Each of these product candidates is subject to DEA regulations relating to manufacture, storage, record keeping and reporting, distribution and physician prescription procedures, and DEA regulations may impact the amount of the scheduled substance that would be available for clinical trials and commercial distribution. As a Schedule II substance, fentanyl is subject to more stringent controls, including quotas on the amount of product that can be manufactured as well as a prohibition on the refilling of prescriptions without a new prescription from the physician. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation, or denial of renewal, of DEA registrations, injunctions, or civil or criminal penalties and could harm our business, financial condition and results of operations.

The single dose version of our Staccato system contains materials that are regulated by the U.S. government, and failure to comply with applicable regulations could harm our business.

The single dose version of our Staccato system uses energetic materials to generate the rapid heating necessary for vaporizing the drug, while avoiding degradation. Manufacture of products containing energetic materials is controlled by the ATF. Technically, the energetic materials used in our Staccato system are classified as “low explosives,” and the ATF has granted us a license/permit for the manufacture of such low explosives. Additionally, due to inclusion of the energetic materials in our Staccato system, the DOT, might regulate shipments of the single dose version of our Staccato system. However, the DOT has granted the single dose version of our Staccato system “Not Regulated as an Explosive” status. Failure to comply with the current and future regulations of the ATF or DOT could subject us to future liabilities and could harm our business, financial condition and results of operations. Furthermore, these regulations could restrict our ability to expand our facilities or construct new facilities or could require us to incur other significant expenses in order to maintain compliance.

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

We will need to implement additional systems, procedures and controls in the future as we grow and to satisfy new reporting requirements as a commercial entity.

Numerous laws and regulations affect commercial companies, including, but not limited to, the Federal Anti-Kickback, False Claims Act, the Federal Physician Payment Sunshine Act, the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010. The rules make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage as compared to the polices generally available to public companies. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

Compliance with the Federal Anti-Kickback, False Claims Act, the Federal Physician Payment Sunshine Act, the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010 and other regulations will continue to increase our costs and require additional management resources. As we grow, we will need to continue to implement additional reporting systems, procedures and controls to satisfy new reporting requirements. We currently do not have an internal audit group. In addition, we may need to hire additional legal and accounting staff with appropriate experience and technical knowledge, and we cannot assure you that if additional staffing is necessary that we will be able to do so in a timely fashion.

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC, and the NASDAQ Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. The Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions, some of which the SEC, has implemented by adopting additional rules and regulations in areas such as the compensation of executives, referred to as “say-on-pay.” We cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with the Sarbanes Oxley Act of 2002, the Dodd-Frank Act and associated SEC rules, or any other regulations, we could be subject to a range of consequences, including restrictions on our ability to sell equity securities or otherwise raise capital funds, the de-listing of our common stock from the NASDAQ Global Market, suspension or termination of our clinical trials, restrictions on future products or our manufacturing processes, significant fines, or other sanctions or litigation. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

We expect significant growth in our workforce to support our commercialization, manufacturing, quality and infrastructure.

In February 2012, we reduced our headcount by 38% through a reduction in force. This reduction resulted in the loss of certain experience and knowledge. We expect significant growth in our workforce to support our planned launch of ADASUVE, particularly in the areas of commercialization, manufacturing, quality and infrastructure. We operate in a highly competitive location for qualified employees. We may not be able to find or attract individuals with sufficient experience and knowledge, or keep our current employees, to support our anticipated growth in operations. If we are unable to attract and retain qualified employees, our ability to successfully launch ADASUVE will be negatively affected.

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

Our common stock price has experienced large fluctuations. In addition, the trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to revenue ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:

•	the timing and success of the commercial launch of ADASUVE;

•	our ability to enter into a third party agreement with a CSO to promote and sell ADASUVE in the U.S. or to license the U.S. commercialization rights to a third party;

•	our ability to complete and implement our post-approval commitments for ADASUVE;

•	the process and outcome of our post-approval commitments for ADASUVE;

•	our ability to manufacture ADASUVE at a cost effective price;

•	our lack of experience with managing the obligations of a REMS program;

•	actual or anticipated regulatory approvals or non-approvals of our product candidates or competing products;

•	actual or anticipated cash depletion of our financial resources;

•	actual or anticipated results and timing of our clinical trials;

•	changes in laws or regulations applicable to ADASUVE or our product candidates;

•	changes in the expected or actual timing of our development programs, including delays or cancellations of clinical trials for our product candidates;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the life science and biotechnology industries;

•	changes in the market valuations of other life science or biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	sales of our common stock (or other securities) by us; and

•	sales and distributions of our common stock by our stockholders.

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

We will need to raise additional capital to fund our operations to develop our product candidates and to develop our manufacturing capabilities. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in February 2012, we issued 4,400,000 shares of our common stock and warrants to purchase up to an additional 4,400,000 shares of our common stock in an underwritten public offering in March 2012, we issued 241,936 shares of our common stock in a private placement to Ferrer; in July 2012 we issued 80,429 shares of our common stock to Azimuth in consideration for its execution and delivery of the Purchase Agreement; and in August and September 2012, we issued an aggregate of 3,489,860 shares of our common stock to Azimuth under the Purchase Agreement. If we enter into other financing transactions in which we issue equity securities in the future, our existing common stockholders will experience immediate dilution upon any such issuance.

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

This reverse stock split may not prevent our common stock from dropping back down below The NASDAQ Global Market minimum closing bid price requirement in the future. It is also possible that we would otherwise fail to satisfy another NASDAQ Global Market requirement for continued listing of our common stock. As of March 12, 2013, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $65.7 million and the total market value of our listed securities was $69.6 million and the closing bid price of our common stock was $4.41 per share. As of December 31, 2012, we had stockholders’ equity of $2.6 million.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease a building with 64,104 square feet of manufacturing, office, and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. The lease expires on March 31, 2018, and we have two options to extend the lease for five years each.

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

2012	High	Low
First Quarter	$9.90	$4.61
Second Quarter	7.60	2.55
Third Quarter	5.15	2.91
Fourth Quarter	6.46	3.78

2011	High	Low
First Quarter	$18.00	$11.50
Second Quarter	19.10	13.40
Third Quarter	18.80	10.30
Fourth Quarter	14.80	5.10

As of December 31, 2012, there were 97 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception, and we do not anticipate paying any in the foreseeable future.

Recent Sales of Unregistered Securities

This information has been previously included on a Current Report on Form 8-K, filed with the SEC on March 7, 2012.

Performance Graph

The following graph compares the cumulative 5-year total return provided to stockholders of Alexza Pharmaceuticals, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2007 and its relative performance is tracked through December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Alexza Pharmaceuticals, Inc., the NASDAQ Composite Index,

and the NASDAQ Biotechnology Index

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/07	12/08	12/09	12/10	12/11	12/12
Alexza Pharmaceuticals, Inc.	100.00	39.18	29.67	15.45	10.26	6.12
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Biotechnology	100.00	93.40	103.19	113.89	129.12	163.33

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 5B. Use	of Proceeds from the Sale of Registered Securities

None.

Item 5C. Treasury	Stock

None.

Item 6. Selected	Financial Data

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Comprehensive Loss Data:
Revenue	$4,070	$5,660	$42,876	$9,514	$486
Operating expenses:
Research and development	21,849	28,262	33,528	39,778	61,565
General and administrative	11,093	11,766	14,000	15,406	17,641
Restructuring charges	—	—	—	2,037	—

Total operating expenses	32,942	40,028	47,528	57,221	79,206
Loss from operations	(28,872)	(34,368)	(4,652)	(47,707)	(78,720)
Change in fair value of contingent consideration liability	1,900	(4,000)	4,838	(7,983)	—
Interest income/(expense) and other income/(expense), net	(1,006)	(2,163)	(1,667)	(375)	1,679

Net loss	(27,978)	(40,531)	(1,481)	(56,065)	(77,041)
Consideration paid in excess of carrying value of the noncontrolling interest in Symphony Allegro, Inc.	—	—	—	(61,566)	—
Loss attributed to noncontrolling interest in Symphony Allegro, Inc.	—	—	—	13,987	18,591

Net loss attributable to Alexza common stockholders	$(27,978)	$(40,531)	$(1,481)	$(103,644)	$(58,450)

Basic and diluted net loss per share attributable to Alexza common stockholders	$(2.24)	$(5.97)	$(0.27)	$(26.84)	$(18.10)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	12,472	6,787	5,542	3,861	3,230

Other Comprehensive Loss
Change in unrealized income (loss) on marketable securities	$—	$(2)	$3	$(29)	$(113)

Comprehensive loss	(27,978)	(40,533)	(1,478)	(56,094)	(77,154)
Comprehensive loss attriubtable to noncontrolling interest in Symphony Allegro, Inc.	—	—	—	13,987	18,591

Comprehensive loss attributable to Alexza common stockholders	$(27,978)	$(40,533)	$(1,478)	$(42,107)	$(58,563)

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$17,715	$16,903	$41,449	$19,916	$37,556
Investments held by Symphony Allegro, Inc.	—	—	—	—	21,318
Working capital (deficit)	4,900	(7,396)	8,031	(3,830)	42,771
Total assets	40,551	48,605	68,482	46,174	84,635
Noncurrent portion of financing obligations	—	—	—	—	2,515
Accumulated deficit	(334,613)	(306,635)	(266,104)	(264,623)	(222,545)
Total stockholders’ equity (deficit)	2,573	(9,692)	12,290	(7,126)	39,054

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a pharmaceutical company focused on the research, development and commercialization of novel proprietary products for the acute treatment of central nervous system conditions. ADASUVE®, or ADASUVE or Staccato loxapine, and our product candidates are based on our proprietary technology, the Staccato® system, or the Staccato system. The Staccato system vaporizes an excipient-free drug to form a condensation aerosol that, when inhaled, allows for rapid systemic drug delivery. Because of the particle size of the aerosol, the drug is quickly absorbed through the deep lung into the bloodstream, providing speed of therapeutic onset that is comparable to intravenous, or IV, administration but with greater ease, patient comfort and convenience.

Our lead program, Staccato loxapine, has been developed for the treatment of agitation and is known commercially as ADASUVE. ADASUVE has been approved for marketing in the United States by the U.S. Food and Drug Administration, or FDA, and in the European Union, or EU, by the European Commission, or EC. In the United States and the EU, ADASUVE has been approved for similar indications, and is commercially available with a different number of dose strengths, and has different risk mitigation and management plans in the U.S. and the EU. ADASUVE is our only approved product.

We are projecting ADASUVE to be launched in both the U.S. and the EU during the third quarter of 2013. We are continuing to develop our U.S. commercial launch plans, which could include us commercializing ADASUVE with a contract sales organization, or CSO, or licensing the U.S. commercialization rights to a third party. For the EU market, ADASUVE will be launched by Grupo Ferrer Internacional S.A., or Ferrer, which is our exclusive commercial partner for ADASUVE in Europe, Latin America, Russia and the Commonwealth of Independent States countries, or the Ferrer Territories. We continue to seek additional strategic partnerships to commercialize ADASUVE in the territories outside of the Ferrer Territories.

Our product candidate in active development is AZ-002 (Staccato alprazolam) which is being developed for the treatment of acute repetitive seizures.

Our development pipeline not in active development during 2013 includes: (i) AZ-007 (Staccato zaleplon) for the treatment of insomnia in patients who have difficulties falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep, (ii) AZ-104 (Staccato loxapine, low-dose) for the treatment of patients suffering from acute migraine headaches, (iii) AZ-003 (Staccato fentanyl) for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes and (iv) Staccato nicotine which is designed to help smokers quit by addressing both the chemical and behavioral components of nicotine addiction by delivering nicotine replacement via inhalation. Staccato nicotine is licensed to Ramius Value and Opportunity Advisors LLC; Royalty Pharma, U.S. Partner, LP; Royalty Pharma U.S. Partners 2008, LP; and RP Investment Corporation, or collectively, Royalty Pharma.

We have retained all rights to ADASUVE, our product candidates and the Staccato system, other than those licensed to Ferrer and Royalty Pharma. We intend to capitalize on our internal resources to develop certain product candidates and to identify routes to utilize external resources to develop and commercialize other product candidates.

We believe that, based on our cash, cash equivalents and marketable securities balance at December 31, 2012 and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs, into the second quarter of 2013. We are unable to assert that our financial position is sufficient to fund operations beyond that date, and as a result, there is substantial doubt about our ability to continue as a going concern. We may not be able to raise sufficient capital on acceptable terms, or at all, to commercialize ADASUVE or continue development of our other product candidates or to continue operations and we may not be able to execute any strategic transaction.

Commercialization Strategy — United States

In December 2012, the FDA approved our New Drug Application, or NDA, for Staccato loxapine, as ADASUVE (loxapine) Inhalation Powder 10 mg for the acute treatment of agitation associated with schizophrenia or bipolar I disorder in adults.

We are projecting that ADASUVE will be launched in the United States during the third quarter of 2013. We are continuing to develop our U.S. commercial plans, which could include us commercializing ADASUVE with a CSO or licensing the U.S. commercialization rights to a third party. We have not entered into any definitive agreements with any CSO or licensees, and this, coupled with our need to finance the U.S. launch, limits our ability to make preparations for the expected product launch in the U.S. This could jeopardize our expected U.S. launch timing. We initiated several pre-commercialization activities in late 2012 and early 2013, focusing on activities that had long lead-times and are important to the ADASUVE U.S. commercial launch. Included in these activities are (i) qualitative and quantitative pricing studies, (ii) market segmentation and targeting analyses, (iii) ADASUVE product position and testing with physicians and nurses, (iv) a Risk Evaluation and Mitigation Strategy, or REMS program planning, and (v) the Phase 4 clinical studies planning. As a result of our market segmentation work, we project that the initial launch effort will focus on 1,000 — 1,200 hospitals, of which we have identified approximately 650 hospitals as the primary target hospitals.

As a condition of the approval of ADASUVE in the U.S., a REMS program including an “elements to assure safe use” is required to be implemented and periodically assessed. ADASUVE will only be available in healthcare facilities/hospitals enrolled in the ADASUVE REMS program. We anticipate utilizing a third party vendor or a corporate partner to implement and periodically assess the ADASUVE REMS program.

As an additional condition of U.S. ADASUVE approval, there are several additional post-approval commitments and requirements, including a 10,000 patient observational clinical trial, that is designed to gather patient safety data based on the “real-world” use of ADASUVE in the hospital setting and a clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients. The data derived from any post-approval study or trial could result in additional restrictions on the commercialization of ADASUVE through changes to the approved ADASUVE label, a REMS, the imposition of additional post-approval studies or trials, or even the withdrawal of the approval of ADASUVE from the market. We expect to initiate the observational clinical trial in the second quarter of 2013 and the clinical program for adolescent patients in the second half of 2013.

Commercialization Strategy — European Union and additional Ferrer Territory Countries

In February 2013, the EC granted marketing authorization for ADASUVE (Staccato loxapine). In the EU, ADASUVE, 4.5 mg and 9.1 mg inhalation powder loxapine, pre-dispensed, is authorized for the rapid control of mild-to-moderate agitation in adult patients with schizophrenia or bipolar disorder. The ADASUVE marketing authorization requires that patients receive regular treatment immediately after control of acute agitation symptoms, and that ADASUVE is administered only in a hospital setting under the supervision of a healthcare professional. The ADASUVE marketing authorization also requires that a short-acting beta-agonist bronchodilator treatment be available for treatment of possible severe respiratory side-effects (bronchospasm).The EC delivered the marketing authorization for ADASUVE on the basis of the positive opinion issued by the European Medicines Agency, or EMA, in December 2012 and is valid in all 27 of the EU Member States, plus Iceland, Liechtenstein and Norway.

As a condition of the ADASUVE marketing authorization, we have several post-approval commitments including, (i) a benzodiazepine interaction study, (ii) a controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, (iii) an observational clinical trial, and (iv) a drug utilization clinical trial.

In October 2011, we entered into a commercial partnership with Ferrer pursuant to a Collaboration, License and Supply Agreement, or the Ferrer Agreement, to commercialize ADASUVE in the Ferrer Territories. Under the terms of the Ferrer Agreement, in January 2012 we received an upfront cash payment of $10 million, $5 million of which was paid to the former stockholders of Symphony Allegro, Inc. We are eligible to receive additional milestone payments contingent on individual country commercial sales initiation and cumulative net sales targets. Ferrer has the exclusive rights to commercialize ADASUVE in the Ferrer Territories. We will supply ADASUVE to Ferrer for all of its commercial sales, and will receive a specified per-unit transfer price.

Alexza was responsible for gaining initial EU approval for ADASUVE and is responsible for specific post-approval commitments following EU approval. Ferrer is responsible for satisfying all other regulatory and pricing reimbursement requirements to market and sell ADASUVE in the EU countries and the non-EU countries of the Ferrer Territories. We expect the registration dossiers for the non-EU countries in the Ferrer Territories will be submitted before the end of 2013.

The Ferrer Agreement continues in effect on a country-by-country basis until the later of the last to expire patent covering ADASUVE in such country or 12 years after first commercial sale. The Ferrer Agreement is subject to earlier termination in the event the parties mutually agree, by either party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

In March 2012, we entered into an amendment to the Ferrer Agreement whereby the EU marketing authorization milestone payment was eliminated in exchange for Ferrer’s purchase of $3 million of our common stock. Ferrer purchased 241,936 shares of our common stock for $12.40 per share in March 2012.

Commercialization Strategy — Other Territories

We continue to seek additional strategic partnerships to commercialize ADASUVE in the territories outside of the Ferrer Territories.

Financing update

In May 2010 we entered into a Loan and Security Agreement, or Loan Agreement with Hercules Technology Growth Capital, Inc., or Hercules. Under the terms of the Loan Agreement, we borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14%, and issued to Hercules a secured term promissory note evidencing the loan. We made interest only payments through February 2011, following which the loan was being repaid in 33 equal monthly installments. In conjunction with the Loan Agreement, we issued to Hercules a five-year warrant to purchase 37,639 shares of our common stock at a price of $26.90 per share. The warrant is fully exercisable, expires in May 2015 and remains outstanding.

On July 20, 2012, we entered into a committed equity line of credit with Azimuth Opportunity, L.P., or Azimuth, pursuant to which we were granted the ability to sell up to $20 million of our common stock over an approximately 24-month period pursuant to the terms of a Common Stock Purchase Agreement, or the Purchase Agreement. We will determine, at our sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When we elect to utilize the facility by delivery of a draw down notice to Azimuth, we will issue shares to Azimuth at a discount of 5% to the volume-weighted average price of our common stock over a preceding period of trading days, or a Draw Down Period. The Purchase Agreement also provides that from time to time, at our sole discretion, we may grant Azimuth an option to purchase additional shares of our common stock during each Draw Down Period for an amount of shares specified by us based on the trading price of our common stock. Upon Azimuth’s exercise of such an option, we will sell to Azimuth the shares subject to the option at a price equal to the greater of (i) the daily volume-weighted average price of the Company’s common stock on the day Azimuth notifies the Company of its election to exercise its option or (ii) the threshold price for the option determined by the Company, in each case less a discount of 5%.

In addition to the foregoing amounts, in consideration for Azimuth’s execution and delivery of the Purchase Agreement, we issued to Azimuth 80,429 shares of our common stock on July 23, 2012. In 2012, we utilized $13.6 million of the facility, resulting in net proceeds to us of $13.4 million. We are not obligated to utilize any further portion of the facility, but may do so from time to time at our discretion. This facility replaces a similar facility that was established in May 2010 and expired after its 24-month term. Azimuth is not required to purchase any shares at a pre-discounted purchase price below $2.00 per share, and any additional shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission, or SEC, on July 3, 2012. The Purchase Agreement will terminate on August 1, 2014.

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

Other than those licensed to (i) Ferrer for ADASUVE and (ii) Ramius Value and Opportunity Advisors LLC; Royalty Pharma, U.S. Partner, LP; Royalty Pharma US Partners 2008, LP; and RP Investment Corporation, or collectively, or Royalty Pharma, for our Staccato nicotine product candidate, we have retained all rights to our product candidates and the Staccato system. We intend to capitalize on our internal resources to develop certain product candidates and to identify routes to utilize external resources to develop and commercialize other product candidates.

We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, equipment financings, debt financings and government grants. We have generated $69.6 million in revenues from inception through December 31, 2012, primarily through license and development agreements and to a lesser extent United States Small Business Innovation Research grants and drug compound feasibility studies. Prior to 2007, we recognized governmental grant revenue and drug compound feasibility revenue. However, we expect no grant revenue or drug compound feasibility screening revenue in 2013. We do not expect any material product revenue until at least the third quarter of 2013.

On June 12, 2012, we effected a 1-for-10 reverse stock split of our outstanding common stock, resulting in a reduction of our total common stock issued and outstanding from 119.6 million shares to 12.0 million shares. All references to shares of common stock and per share data presented in this Annual Report on Form 10-K have been adjusted to reflect the reverse stock split on a retroactive basis.

We have incurred significant losses since our inception. As of December 31, 2012, our accumulated deficit was $334.6 million and total stockholders’ equity was $2.6 million. We recognized net losses of $28.0 million, $40.5 million, and $1.5 million in 2012, 2011 and 2010, respectively. Beginning in the second half of 2013, we expect to begin to earn commercial revenues for the sale of ADASUVE in the US and the EU. We expect our operating expenses to increase in 2013 as we build the infrastructure to support the commercial manufacturing and commercialization of ADASUVE.

The approval of ADASUVE is our first regulatory approval. In the United States, ADASUVE must be administered only in healthcare facilities enrolled in the ADASUVE REMS program that have immediate access on-site to equipment and personnel trained to manage acute bronchospasm, including advanced airway management (intubation and mechanical ventilation). We do not have a large sales and marketing organization and as a company, we do not have significant experience in the sales and distribution of pharmaceutical products. If we or any partner are not able to successfully commercialize ADASUVE in the U.S., our ability to generate revenue will be jeopardized and, consequently, our business will be seriously harmed.

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long-term success. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. We plan to seek additional commercial partners for the worldwide development and commercialization for all of our product candidates. If in the future we enter into additional partnerships, third parties could have control over preclinical development, clinical trials or the regulatory process for some of our product candidates. Accordingly, the progress of such product candidate would not be under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to any future partnerships or how such arrangements would affect our development plans or capital requirements. We anticipate that we and any partners will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential.

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

Contingent Consideration Liability

In August 2009, we completed our purchase of all of the outstanding equity of Symphony Allegro, and in exchange we: (i) issued to the former stockholders of Symphony Allegro, or the Allegro Investors 1.0 million shares of our common stock; (ii) issued to the Allegro Investors 5-year warrants to purchase 0.5 million shares of our common stock with an exercise price of $22.60 per share; and (iii) will pay to the Allegro Investors certain percentages of cash payments that may be generated from future partnering transactions pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam).

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

Revenue Recognition

We recognize revenue in accordance with the provisions of the Revenue Recognition-Multiple-Element Arrangements topic of the Financial Accounting Standards Board Accounting Standards Codification, or the Codification. In determining the accounting for collaboration agreements, we determine whether an arrangement involves multiple revenue-generating deliverables that should be accounted for as a single unit of accounting or divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the arrangement represents a single unit of accounting, the revenue recognition policy and the performance obligation period must be determined, if not already contractually defined, for the entire arrangement. If the arrangement represents separate units of accounting, a revenue recognition policy must be determined for each unit.

Effective January 1, 2011, we adopted the guidelines of Accounting Standards Update, Multiple-Deliverable Revenue Arrangements, or ASU, 2009-13, which amends the criteria to identify separate units of accounting. The revised guidance eliminated the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable is determined using vendor specific objective evidence of selling price, if it exists, otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method.

Where there are multiple deliverables combined as a single unit of accounting, revenues are deferred and recognized over the period that we remain obligated to perform services. The specific methodology for the recognition of the revenue (e.g., straight-line or according to specific performance criteria) is determined on a case-by-case basis according to the facts and circumstances applicable to a given agreement. Up-front, licensing-type payments are assessed to determine whether or not the licensee is able to obtain any stand-alone value from the license. Where this is not the case, we do not consider the license deliverable to be a separate unit of accounting, and we defer the revenue with revenue recognition for the license fee being assessed in conjunction with the other deliverables that constitute the combined unit of accounting.

For milestone payments, we follow the guidance of ASU 2010-17, “Milestone Method of Revenue Recognition a consensus of the FASB Emerging Issues Task Force.” ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone is considered substantive if; (i) there is uncertainty that the milestones will be met; (ii) the milestone can be achieved only with our past and current performance; and (iii) the achievement of the milestone will result in additional payment.

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board, or FASB, issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-15 requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted these disclosure requirements in the first quarter of 2012.

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

Results of Operations

Comparison of Years Ended December 31, 2012, 2011 and 2010

Revenue.    We had $4.1 million, $5.7 million, and $42.9 million of revenues in 2012, 2011 and 2010, respectively. In February 2010 we entered into a license and development agreement with Biovail Laboratories International SRL, or Biovail, in which we received an upfront payment of $40 million. In October 2010, Biovail gave notification of its intention to terminate the collaboration, at which time we recognized the upfront payment as revenues as we had fulfilled our obligations under the collaboration. In 2010, we also recognized $2.6 million from our license and development agreement, or the Cypress Agreement, with Cypress Bioscience, Inc., or Cypress, and $244,000 of grant revenues from the U.S. government’s Qualified Therapeutic Development Program. The Cypress Agreement contributed $5.0 million and $1.3 million of revenues in 2011 and 2012, respectively and we earned $625,000 and $2.8 million under the Ferrer Agreement in 2011 and 2012, respectively

In 2013, we will not earn revenues from the Cypress Agreement, as amended, and we expect revenues from the Ferrer Agreement to increase. The amount of the increase from the Ferrer Agreement will be dependent upon the timing of the achievement of certain milestones, if at all. We expect commercialization of ADASUVE in the United States to begin in the second half of 2013, generating product sales and/or royalty revenues.

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

•	third party supplier, consultant and employee related expenses, which include salary, share-based compensation and benefits; and

•

facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.

The table below sets forth our research and development expenses for 2012, 2011 and 2010 broken out between product candidate and general research expenses based on our internal records and estimated allocations of employee time and related expenses:

	Year Ended December 31,
	2012	2011	2010
Product candidate expenses	18,216	25,686	26,059
General research	3,633	2,576	7,469

Total research and development	$21,849	$28,262	$33,528

Research and development expenses were $21.8 million, $28.3 million, and $33.5 million in the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in 2012 as compared to 2011 was a result of the suspension of development of our AZ-007 and Staccato nicotine product candidates, in 2011 and the first quarter of 2012, respectively, as well as our efforts to conserve cash resources, including a 38% reduction in our workforce in February 2012. These reductions were partially offset by approximately $1.1 million and $0.9 million of cash bonuses and share-based compensation expense incurred in 2012 that were not incurred in 2011, as a result of our meeting certain corporate goals in 2012.

In 2011, to conserve resources, we reduced our general research efforts to focus our efforts on the ADASUVE NDA resubmission and approval, and suspended development of the AZ-007 product candidate. In 2011, we continued our development obligations under the Cypress Agreement for Staccato nicotine.

In 2013, we expect our research and development expenses to increase as we begin to execute on our post-approval commitments. These increases will be partially offset as certain manufacturing expenses classified as research and development in 2012 will be classified as inventory and cost of goods sold in 2013 as a result of the FDA’s approval of the ADASUVE NDA.

General and Administrative Expenses.    General and administrative expenses were $11.1 million, $11.8 million, and $14.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. General and administrative expenses consist principally of salaries and related costs for personnel, including share-based compensation, in executive, finance, accounting, business development, legal and human resources functions. Other general and administrative expenses include facility and information technology costs not otherwise included in research and development expenses, patent related costs and professional fees for legal, consulting and accounting services.

The decrease in 2012 expenses as compared to 2011 was primarily due our efforts to conserve cash balance as well as a one-time non-cash reduction in expense. Our cash conservation efforts included the workforce reduction discussed above. In March 2012 we incurred a non-cash reduction in expense of $1.4 million related to the termination of our lease and associated subleases of one of our Mountain View facilities. The one-time non-cash reduction in expense was a result of the reversal of deferred rent liability, net of the accelerated depreciation of the fixed assets related to the facility. In addition, we incurred approximately $0.9 million and $1.0 million of cash bonuses and share-based compensation expense in 2012 that were not incurred in 2011, as a result of our meeting certain corporate goals in 2012.

The decrease in 2011 expenses as compared to 2010 was primarily due to our efforts to reduce discretionary spending to conserve our cash. We did not meet our corporate goals in 2011 and therefore did not recognize certain cash and share-based bonus expenses related to potential bonuses.

We expect our general and administrative expenses to increase significantly in 2013 as we increase our infrastructure and incur selling and marketing expenses to support the expected commercial launch of ADASUVE.

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

In 2012, we increased the probability that we would internally commercialize ADASUVE in the United States rather than enter into a commercial partnership that would result in upfront milestone and royalty payments. We are not required to pay the Allegro Investors percentages of revenues earned from internally commercialized products. This change in assumption was partially offset by the approval of the ADASUVE NDA in December 2012 and the December 2012 positive opinion of the EMA Committee for Medicinal Products for Human recommending that ADASUVE be granted European Union centralized marketing authorization by the EC. Marketing authorization for ADASUVE was granted by the EC on February 20, 2013.

In October 2011, we entered into the Ferrer Agreement. As a result of this agreement, we revised upwards the probabilities, amounts and timing of certain cash flows for ADASUVE. We recognized a non-operating loss of $4.0 million to reflect the increase in the contingent consideration liability during the year ended December 31, 2011.

Interest and Other Income, Net.    Interest and other income, net, primarily represents income earned on our cash, cash equivalents, marketable securities balances, and restricted cash. Interest and other income, net was $420,000, $26,000, and $(35,000) for the years ended December 31, 2012, 2011 and 2010, respectively. In 2012, the amount primarily consisted of gains on the retirement of fixed assets as we sold certain equipment no longer being utilized. The 2010 interest income was impacted by a loss on retirements of fixed assets of $79,000. We expect to continue to earn low interest income returns on our cash, cash equivalent and marketable securities balances as we focus on investing with a priority on liquidity and capital preservation.

Interest Expense.    Interest expense represents interest on our financing obligations and was $1.4 million, $2.2 million and $1.6 million in the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in 2012 as compared to 2011 was due to the declining debt balances as a result of our monthly payments. The increase in 2011 as compared to 2010 was primarily due to a full year’s interest expense from the Hercules note issued in May 2010 and the interest from the note issued to Autoliv ASP, Inc. or Autoliv.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, debt financings, revenues primarily from a licensing agreement and government grants, and payments from Symphony Allegro. We have received additional funding from financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our 2005 Employee Stock Purchase Plan. As of December 31, 2012, we had $22.8 million in cash, cash equivalents and restricted cash. Our cash and cash equivalents balances are held in money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Net cash (used in) provided by operating activities was $(18.2) million, $(34.4) million, and $8.6 million in 2012, 2011 and 2010, respectively. The net cash provided by or used in each of these periods primarily reflects net loss for these periods, offset in part by depreciation, non-cash share-based compensation, the change in fair value of the contingent consideration liability, and non-cash changes in operating assets and liabilities. The other liabilities change in each year was related to the amortization of our deferred rent liability, which is a result of the straight line method of recognizing our facility rent expense and the recognition of tenant improvement reimbursements from the landlord as a deferred rent liability. In 2012, we received a payment of $10 million under the Ferrer Agreement resulting in the decrease in accounts receivables. In 2012, the decrease in our deferred revenues was the result of the amortization of upfront payments on the Ferrer Agreement and the Cypress Agreement. In 2011, the Ferrer Agreement resulted in increases to other receivables and deferred revenues. In 2010, the deferred revenue balance resulted from upfront fees paid by Cypress as required by the Cypress Agreement.

Net cash provided by (used in) investing activities was $2.0 million, $25.1 million, and $(30.6) million 2012, 2011 and 2010, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. During 2012 and 2011 we had maturities, net of purchases, of marketable securities of $2.0 million and $25.6 million, respectively. During 2010 we purchased $21.5 million of marketable securities, net of maturities. Purchases of property and equipment were $0.5 million, $0.5 million, and $9.2 million in 2012, 2011 and 2010, respectively.

Net cash provided by financing activities was $19.1 million, $10.6 million, and $22.3 million in 2012, 2011 and 2010, respectively. Financing activities consist primarily of the sale of our common stock and warrants to purchase common stock, sale of a noncontrolling interest, equipment financing arrangements and financing obligations. In 2012, 2011 and 2010, we received net proceeds from the issuance of common stock and warrants to purchase common stock of $35.2 million, $16.1 million, and $17.0 million, respectively. In 2012 and 2011, payments on debt were $6.1 million and $5.6 million, respectively. In 2010, we had proceeds from debt borrowings, net of payments, of $12.7 million. In 2012, we made a $5.0 million payment to the Allegro Investors as a result of the receipt of the $10.0 million upfront fee in accordance with the Ferrer Agreement, as well as classifying $5.1 million of cash as restricted cash due to Hercules’ requirement that we establish a restricted access account equal to the principal balance of the Hercules debt. In January 2013, Hercules removed the restricted access account requirement.

We believe that with current cash, cash equivalents, and restricted cash balances, and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the second quarter of 2013. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	expenditures related to the ADASUVE post-approval commitments to both the FDA and EC during this period being within budgeted levels;

•	expenditures related to the ADASUVE commercial launch during this period within budgeted levels;

•	no unexpected costs related to the development of our manufacturing capability;

•	no unbudgeted growth in the number of our employees during this period; and

•	no material shortfall in our budgeted revenues.

Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” In light of the numerous risks and uncertainties associated with the commercialization of ADASUVE, development of our product candidates and the extent to which we enter into additional strategic partnerships with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the cost and timing of the development of our commercialization abilities;

•	the commercial success of ADASUVE or any other product candidates that are approved for marketing;

•	the cost, timing and outcomes of regulatory approvals or non-approvals;

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the terms and timing of any additional distribution, strategic partnership or licensing agreements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing manufacturing, marketing and sales capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all (see Note 2 to the Notes to the Consolidated Financial Statements). If we are unable to raise additional funds when needed, we may not be able to successfully commercialize ADASUVE, perform our post-approval commitments to the FDA and EC, manufacture commercial quantities of ADASUVE or continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs, or other operations. We may seek to raise additional funds through public or private financing, strategic partnerships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Applicable listing standards, may affect our ability to consummate certain types of offerings of our securities in the future. Our February 2012 underwritten public offering involved the sale of 4,400,000 shares of our common stock and warrants to purchase an additional 4,400,000 shares of our common stock. If we raise funds through additional collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition, results of operations, and prospects.

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

We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the manufacture agreement expired on December 31, 2012, at which time the manufacture agreement renewed for a five-year term, and will continue to automatically renew for successive five-year renewal terms unless we or Autoliv notify the other party no less than 36 months prior to the end of the then-current renewal term that such party wishes to terminate the manufacture agreement.

Our scheduled future minimum contractual payments, net of sublease income, including interest at December 31, 2012, are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Operating lease obligations	17,767	3,542	6,699	6,673	853
Term note obligations	6,939	6,124	815	—	—

	$24,706	$9,666	$7,514	$6,673	$853

As part of our purchase of all of the outstanding equity of Symphony Allegro in August 2009, we agreed to pay to the Allegro Investors certain percentages of cash payments that may be generated from future partnering transactions pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam). In January 2012, we made a payment to the Allegro Investors of $5 million as a result of the $10 million upfront payment we received from Ferrer.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, which have maturities of less than three months, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of December 31, 2012, we had cash, cash equivalents, marketable securities and restricted cash of $22.8 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have no exposure related to: mortgage and other asset backed securities, European sovereign debt, or auction rate securities.

Item 8.      Financial Statements and Supplementary Data

ALEXZA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alexza Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Alexza Pharmaceuticals, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexza Pharmaceuticals, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations and its need for additional capital raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are described in Note 2. The 2012 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Ernst & Young LLP

Redwood City, California

March 26, 2013

ALEXZA PHARMACEUTICALS, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$17,715	$14,902
Marketable securities	—	2,001
Restricted cash	5,051	—
Receivables	—	10,000
Prepaid expenses and other current assets	852	649

Total current assets	23,618	27,552
Property and equipment, net	16,531	20,425
Other assets	402	628

Total assets	$40,551	$48,605

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,147	$3,603
Accrued clinical trial liabilities	96	134
Other accrued liabilities	3,599	2,872
Current portion of contingent consideration liability	3,500	12,300
Financing obligations	6,461	12,280
Current portion of deferred revenues	2,915	3,759

Total current liabilities	18,718	34,948
Deferred rent	8,059	12,274
Noncurrent portion of contingent consideration liability	6,100	4,200
Noncurrent portion of deferred revenues	5,101	6,875
Commitments (See Note 8)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2012 and 2011; no shares issued and outstanding at December 31, 2012 or 2011	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2012 and 2011, respectively; 15,767,525 and 7,213,592 shares issued and outstanding at December 31, 2012 and 2011, respectively	2	1
Additional paid-in capital	337,184	296,942
Accumulated deficit	(334,613)	(306,635)

Total stockholders’ equity (deficit)	2,573	(9,692)

Total liabilities and stockholders’ equity (deficit)	$40,551	$48,605

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenue	$4,070	$5,660	$42,876
Operating expenses:
Research and development	21,849	28,262	33,528
General and administrative	11,093	11,766	14,000

Total operating expenses	32,942	40,028	47,528

Loss from operations	(28,872)	(34,368)	(4,652)
Change in fair value of contingent consideration liability	1,900	(4,000)	4,838
Interest and other income/expense, net	420	26	(35)
Interest expense	(1,426)	(2,189)	(1,632)

Net loss	$(27,978)	$(40,531)	$(1,481)

Net loss per share — basic and diluted	$(2.24)	$(5.97)	$(0.27)

Shares used to compute net loss per share — basic and diluted	12,472	6,787	5,542

Other Comprehensive Loss
Change in unrealized (loss) income on marketable securities	—	(2)	3

Comprehensive loss	$(27,978)	$(40,533)	$(1,478)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2010	5,241,094	$5	$257,493	$(1)	$(264,623)	$(7,126)
Issuance of common stock and common stock warrants	668,518	1	16,351	—	—	16,352
Issuance of common stock warrants	—	—	921	—	—	921
Issuance of common stock for cash upon exercise of options at a weighted average price of $1.87 per share	11,428	—	215	—	—	215
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	40,621	—	482	—	—	482
Issuance of common stock upon vesting of restricted stock units	14,930	—	—	—	—	—
Compensation expense related to consultant stock options	—	—	28	—	—	28
Compensation expense related to fair value of employee share based awards	—	—	2,896	—	—	2,896
Comprehensive income	—	—	—	3	—	3
Net loss	—	—	—	—	(1,481)	(1,481)

Balance at December 31, 2010	5,976,591	$6	$278,386	$2	$(266,104)	$12,290
Issuance of common stock and common stock warrants for cash	1,192,703	1	15,940	—	—	15,941
Issuance of common stock for cash upon exercise of options at a weighted average price of $1.87 per share	98	—	2	—	—	2
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	24,998	—	202	—	—	202
Issuance of common stock upon vesting of restricted stock units	19,202	—	—	—	—	—
Compensation expense related to consultant stock options	—	—	17	—	—	17
Compensation expense related to fair value of employee share based awards	—	—	2,389	—	—	2,389
Comprehensive loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(40,531)	(40,531)

Balance at December 31, 2011	7,213,592	$7	$296,936	$—	$(306,635)	$(9,692)
Issuance of common stock and common stock warrants for cash	4,400,000	—	20,231	—	—	20,231
Issuance of common stock	3,812,225	1	14,928	—	—	14,929
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	18,409	—	82	—	—	82
Issuance of common stock upon vesting of restricted stock units	323,299	—	—	—	—	—
Compensation expense related to fair value of employee share based awards	—	—	5,001	—	—	5,001
Net loss	—	—	—	—	(27,978)	(27,978)

Balance at December 31, 2012	15,767,525	$2	$337,184	$—	$(334,613)	$2,573

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(27,978)	$(40,531)	$(1,481)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	5,001	2,406	2,924
Change in fair value of contingent consideration liability	(1,900)	4,000	(4,838)
Amortization of debt discount and deferred interest	447	602	299
Amortization of discount on available-for-sale securities	1	204	180
Write-off of other asset	—	—	2,800
Depreciation	4,336	4,432	4,557
(Gain)/loss on disposal of property and equipment	(415)	—	79
Changes in operating assets and liabilities:
Other receivables	10,000	(10,000)	1,406
Prepaid expenses and other current assets	(203)	316	(161)
Other assets	200	(147)	(71)
Accounts payable	(1,456)	822	76
Accrued clinical trial expense and other accrued liabilities	559	(498)	(410)
Deferred revenues	(2,618)	6,303	4,331
Other liabilities	(4,215)	(2,335)	(1,099)

Net cash (used in) provided by operating activities	(18,241)	(34,426)	8,592

Cash flows from investing activities:
Purchase of available-for-sale securities	—	(28,465)	(63,434)
Maturities of available-for-sale securities	2,000	54,036	41,945
Purchases of property and equipment	(452)	(496)	(9,178)
Proceeds from disposal of property and equipment	425	—	29

Net cash provided by (used in) investing activities	1,973	25,075	(30,638)

Cash flows from financing activities:
Proceeds from issuance of common stock, common stock warrants and exercise of stock options and stock purchase rights	35,242	16,145	17,049
Payment of contingent payment to Symphony Allegro Holdings, LLC	(5,000)	—	(7,500)
Change in current restricted cash	(5,051)
Proceeds from term loans	—	—	14,806
Payments of term loans	(6,110)	(5,563)	(2,088)

Net cash provided by financing activities	19,081	10,582	22,267

Net increase in cash and cash equivalents	2,813	1,231	221

Cash and cash equivalents at beginning of period	14,902	13,671	13,450
Cash and cash equivalents at end of period	$17,715	$14,902	$13,671

Supplemental disclosures of cash flow information
Cash paid for interest	$979	$1,631	$1,080

Non cash investing and financing activities:
Issuance of warrants in conjunction with debt issuance	$—	$—	$921

Reversal of Note Payable to Autoliv	$—	$1,200	$—

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.

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

The Company is a pharmaceutical development company focused on the research, development, and commercialization of novel proprietary products for the acute treatment of central nervous system conditions. The Company operates in one business segment. The Company’s facilities and employees are currently located in the United States. In 2012, the Company transitioned out of the development stage.

Basis of Consolidation

The consolidated financial statements include the accounts of Alexza and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reverse Stock Split

On June 12, 2012, the Company effected a 1-for-10 reverse stock split of the Company’s outstanding common stock resulting in a reduction of the Company’s total common stock issued and outstanding from 119.6 million shares to 12.0 million shares. The reverse stock split affected all stockholders of the Company’s common stock uniformly, and did not materially affect any stockholder’s percentage of ownership interest. The par value of the Company’s common stock remained unchanged at $0.0001 per share and the number of authorized shares of common stock remained the same after the reverse stock split.

As the par value per share of the Company’s common stock remained unchanged at $0.0001 per share, a total of $11,000 was reclassified from common stock to additional paid-in capital. In connection with this reverse stock split, the number of shares of common stock reserved for issuance under the Company’s equity incentive, stock option and employee stock purchase plans (see Note 4) as well as the shares of common stock underlying outstanding stock options, restricted stock units and warrants were also proportionately reduced while the exercise prices of such stock options and warrants were proportionately increased. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

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

Private Placement

On March 5, 2012, the Company entered into an amendment to the Collaboration, License and Supply Agreement (the “Ferrer Agreement”) with Grupo Ferrer Internacional, S.A. (“Ferrer”, See Note 9). Ferrer and the Company agreed to eliminate a future potential milestone payment in exchange for Ferrer’s purchase of $3.0 million of the Company’s common stock. On March 15, 2012 Ferrer purchased 241,936 shares of the Company’s common stock for $12.40 per share. The Company classified $1,452,000 of the proceeds as deferred revenue and will recognize the amount into revenue over the estimated performance period of the Ferrer Agreement (see Note 9).

Registered Direct Equity Issuances

In August 2010, the Company issued an aggregate of 668,518 shares of its common stock and warrants to purchase up to an additional 334,258 shares of its common stock in a registered direct offering. These securities were sold as units with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.5 of a share of common stock, at a purchase price of $27.00 per unit. Net proceeds from the offering were approximately $16.4 million, after deducting placement agents’ commissions and offering expenses. The warrants are exercisable at $33.00 per share and expire five years after August 10, 2010. The securities were sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on May 20, 2010. The Company agreed to customary obligations regarding registration, including indemnification and maintenance of the registration statement.

On May 6, 2011, the Company issued an aggregate of 1,192,703 shares of its common stock and warrants to purchase up to an additional 417,445 shares of its common stock in a registered direct offering. Net proceeds from the offering were approximately $15.9 million, after deducting offering expenses. The warrants are exercisable at $17.55 per share and will expire on May 6, 2016. The securities were sold pursuant to a shelf registration statement declared effective by the SEC on May 20, 2010. The Company agreed to customary obligations regarding registration, including indemnification and maintenance of the registration statement.

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

The Company will determine, at its sole discretion, the timing, the dollar amount and the price per share of each draw under this facility, subject to certain conditions. When the Company elects to utilize the facility by delivery of a draw down notice to Azimuth, the Company will issue shares to Azimuth at a discount of 5% to the volume-weighted average price of the Company’s common stock over a preceding period of trading days (a “Draw Down Period”). The Purchase Agreement also provides that from time to time, at the Company’s sole discretion, it may grant Azimuth an option to purchase additional shares of the Company’s common stock during each Draw Down Period for an amount of shares specified by the Company based on the trading price of its common stock. Upon Azimuth’s exercise of such an option, the Company will sell to Azimuth the shares subject to the option at a price equal to the greater of (i) the daily volume-weighted average price of the Company’s common stock on the day Azimuth notifies the Company of its election to exercise its option or (ii) the threshold price for the option determined by the Company, in each case less a discount of 5%.

Azimuth is not required to purchase any shares at a pre-discounted purchase price below $2.00 per share, and any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission on July 3, 2012. The Purchase Agreement will terminate on August 1, 2014.

During 2012, the Company raised $13.4 million in net proceeds pursuant to draw downs made under the Purchase Agreement.

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

As of December 31, 2012, the Company had $6.4 million available for future draw-downs under the Purchase Agreement.

2.    Need to Raise Additional Capital

The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. As of December 31, 2012, the Company had cash, cash equivalents, marketable securities and restricted cash (see Note 3) of $22.8 million and working capital of $4.9 million. The Company’s operating and capital plans call for cash expenditures to exceed these amounts for the next twelve months. The Company plans to raise additional capital to fund its operations, to develop its product candidates, to develop its commercialization plans. to expand its market knowledge and to continue the development of its commercial manufacturing capabilities. Management plans to finance the Company’s operations through the sale of equity securities, debt arrangements or partnership or licensing collaborations. Such funding may not be available or may be on terms that are not favorable to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to continue as a going concern. Based on the Company’s available cash resources and its expected cash usage, management estimates that the Company has sufficient capital resources to meet its anticipated cash needs into the second quarter of 2013.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) by major security type and contingent consideration liability measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$17,307	$—	$—	$17,307

Total assets	$17,307	$—	$—	$17,307

Liabilities
Contingent consideration liability	$—	$—	$9,600	$9,600

Total liabilities	$—	$—	$9,600	$9,600

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,619	$—	$—	$12,619

Available for sale debt securities
Corporate debt securities	$—	$2,001	$—	$2,001

Total available for sale debt securities	$—	$2,001	$—	$2,001

Total assets	$12,619	$2,001	$—	$14,620

Liabilities
Contingent consideration liability	$—	$—	$16,500	$16,500

Total liabilities	$—	$—	$16,500	$16,500

The Company’s available for sale debt securities are valued utilizing a multi-dimensional relational model. Inputs, listed in approximate order of priority for use when available, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. There have been no transfers between Level 1 and Level 2 measurements during the year ended December 31, 2012, and there were no changes in the Company’s valuation technique.

Contingent consideration liability

In connection with the exercise of the Company’s option to purchase all of the outstanding equity of Symphony Allegro, Inc. (“Allegro”) in 2009, the Company is obligated to make contingent cash payments to the former Allegro stockholders related to certain payments received by the Company from future partnering agreements pertaining to ADASUVETM (“ADASUVE” or “Staccato loxapine”)/AZ-104 (Staccato loxapine, low-

dose) or AZ-002 (Staccato alprazolam). In order to estimate the fair value of the liability associated with the contingent cash payments, the Company prepared several cash flow scenarios for the three product candidates, ADASUVE, AZ-002 and AZ-104, which are subject to the contingent payment obligation. Each potential cash flow scenario consisted of assumptions of the range of estimated milestone and license payments potentially receivable from such partnerships and assumed royalties received from future product sales. Based on these estimates, the Company computed the estimated payments to be made to the former Allegro stockholders. Payments were assumed to terminate upon the expiration of the related patents.

The projected cash flow assumptions for ADASUVE in the U.S. and Canada continue to be based on the structure of the agreements with Biovail Laboratories International SRL (“Biovail”) signed in February 2010 and multiple internal product sales forecasts, as the Company expects that any potential partnership agreement for ADASUVE in the U.S. and Canada will have similar terms to that of the Biovail agreements, despite these agreements being terminated in October 2010. The timing and extent of the projected cash flows for ADASUVE for the territories licensed to Ferrer are based on the Ferrer agreement (see Note 9). The timing and extent of the projected cash flows for the remaining territories for ADASUVE and worldwide for AZ-002 and AZ-104 were based on internal estimates for potential milestones and multiple product royalty scenarios and are also consistent in structure to the Biovail agreements (see Note 9) as the Company expects future partnerships for these product candidates to have similar structures.

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

During the year ended December 31, 2010, the Company reduced the fair value of the contingent consideration liability to reflect the reduction in the probability-weighted estimated cash flows from ADASUVE and the timing of receipt of such cash flows, due to (a) the Complete Response Letter (“CRL”) received from the FDA on October 8, 2010 regarding the Company’s New Drug Application (“NDA”) for ADASUVE and (b) the termination of the Company’s agreements with Biovail (see Note 9). A CRL was issued by the FDA indicating that the NDA review cycle was complete and the application was not ready for approval in its present form. The Company resubmitted the NDA to the FDA in August 2011. This reduction in the liability resulted in a decrease in net loss per share of $0.87 for the year ended December 31, 2010.

During the year ended December 31, 2011, the Company modified the assumptions regarding the timing and probability of certain cash flows primarily to reflect the ADASUVE commercial partnership entered into with Ferrer in October 2011 (see Note 9). The changes in these assumptions and the effect of the passage of one year on the present value computation result in a $4,000,000 increase to the contingent consideration liability in the year ended December 31, 2011. The changes in these assumptions resulted in an increase to net loss per share of $0.59 for the year ended December 31, 2011.

During the year ended December 31, 2012, the Company modified the assumptions and the timing and extent of certain cash flows regarding the increased probability that the Company will commercialize ADASUVE in the U.S. internally without a collaboration partner and the timing of the commercial launch of ADASUVE in the United States. This change in assumptions resulted in a decrease to the contingent consideration liability as the former Allegro stockholders do not receive payments from the Company for product revenues generated by the Company. The Company also modified assumptions to reflect the approval of the ADASUVE NDA in December 2012 and the December 2012 positive opinion by the Committee for Medicinal Products for Human recommending that ADASUVE be granted European Union centralized marketing authorization by the European Commission, resulting in an increase in the contingent consideration liability. The changes in these assumptions resulted in a decrease to net loss per share of $0.15 for the year ended December 31, 2012.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the years ended December 31, 2012 and 2011 (in thousands).

	December 31,
	2012	2011
	(In thousands)
Beginning balance	$16,500	$12,500
Payments made	(5,000)	—
Adjustments to fair value measurement	(1,900)	4,000

Ending balance	$9,600	$16,500

The $5 million payment in 2012 was the result of the receipt of the $10 million upfront payment from Ferrer (see Note 9).

Financing Obligations

The Company has estimated the fair value of its financing obligations (see Note 8) using the net present value of the payments discounted at an interest rate that is consistent with its estimated current borrowing rate for similar long-term debt. The Company believes the estimates used to measure the fair value of the financing obligations constitute Level 3 inputs.

At December 31, 2012 and 2011, the estimated fair value of our financing obligations was $6,254,000 and $11,720,000, respectively and had book values of $6,461,000 and $12,280,000, respectively. Our payment commitments associated with these debt instruments may vary with changes in interest rates and are comprised of interest payments and principal payments. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

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

Restricted Cash

As of December 31, 2012, the Company has classified $5,051,000 as restricted cash in current assets. In January 2012, the Company and Hercules Technology Growth Capital, Inc. (“Hercules”) amended the Loan and Security Agreement between the Company and Hercules entered into in May 2010 (the “Loan Agreement”) to require the Company to maintain an amount equal to the outstanding principal balance of the loan in a restricted account (See Note 8). Upon an event of default, as defined in the Loan Agreement, Hercules had the ability to access the funds. On January 3, 2013, Hercules removed the requirement to maintain the restricted account and the funds were no longer classified as restricted cash.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Through December 31, 2012, the Company has not recorded an impairment of a long-lived asset.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) published Accounting Standards Update (“ASU”) 2009-13, which amended the criteria to identify separate units of accounting within Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”. The revised guidance eliminates the residual method of allocation, and instead requires companies to use the relative selling price method when allocating revenue in a multiple deliverable arrangement. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise using third-party evidence of selling price. If neither vendor specific objective evidence nor third-party evidence of selling price exists for a deliverable, companies shall use their best estimate of the selling price for that deliverable when applying the relative selling price method. The Company applied ASU 2009-13 to multiple deliverable arrangements entered into, or materially modified, after January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on the Company’s financial position, statement of operations or cash flows.

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

Stock Options, Stock Purchase Rights and Restricted Stock Units

During the years ended December 31, 2012, 2011 and 2010, the weighted average fair value of the employee stock options (excluding options issued in the Exchange Program (as defined in Note 11), restricted stock units and stock purchase rights granted were:

	2012	2011	2010
Stock Options	$2.60	$10.60	$18.60
Restricted Stock Units	4.96	13.30	25.40
Stock Purchase Rights	3.86	8.20	19.70

The estimated grant date fair values of the stock options (excluding options issued in the Exchange Program as defined in Note 11) and stock purchase rights were calculated using the Black-Scholes valuation model, and the following assumptions:

	2012	2011	2010
Stock Option Plans
Weighted-average expected term	5.0 Years	5.0 Years	5.0 Years
Expected volatility	98%	90%	84%
Risk-free interest rate	0.62%	1.52%	2.00%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Weighted-average expected term	0.6 Years	1.45 Years	1.93 Years
Expected volatility	98%	87%	79%
Risk-free interest rate	0.14%	0.59%	1.60%
Dividend yield	0%	0%	0%

Weighted-Average Expected Term The Company determines the expected term of stock options granted through a combination of the Company’s own historical exercise experience and expected future exercise activities and post-vesting termination behavior. Under the Employee Stock Purchase Plan, the expected term of employee stock purchase plan shares is equal to the offering period.

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

The Exchange Program described in Note 11 did not result in incremental expense, as the fair value of the New Options (as defined in Note 11) granted was equal to or less than the fair values of the Original Options (as defined in Note 11) measured immediately prior to the date the New Options were granted and the Original Options were cancelled. The estimated grant date fair value of the New Options was calculated using the Black-Scholes valuation model. At the time of exchange, the exercise price of the Original Options was in excess of the market price, therefore the expected term of the Original Options granted was determined using the Monte Carlo Simulation method. The expected term of New Options granted was determined using the “shortcut” method, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, because the terms of the New Options are unique as compared to the existing awards and the Company does not have historical experience under the New Options terms. Under this approach, the expected term is estimated to be the average of the vesting term and the contractual term of the option. All other assumptions have been calculated using the historical methodologies applied by the Company to all other stock option awards. The number of shares underlying the options included in the Exchange Program and the weighted average assumptions utilized in the Black-Scholes valuation model were:

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

As of December 31, 2012, there was $3,524,000 and $15,000 total unrecognized compensation costs related to non-vested stock option awards and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 1.54 years and 0.3 years, respectively.

Recently Adopted Accounting Standards

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” as amended by ASU 2011-12, ASU 2011-05 requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted ASU 2011-05 in 2012.

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

4.    Net Loss per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less weighted average shares subject to repurchase, of which there were none in 2012, 2011 or 2010. Outstanding stock options, warrants, and unvested restricted stock units are not included in the net loss per share calculation for the years ended December 31, 2012, 2011 and 2010 as the inclusion of such shares would have had an anti-dilutive effect.

Potentially anti-dilutive securities include the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Outstanding stock options	840	563	456
Unvested restricted stock units	120	133	117
Warrants to purchase common stock	5,582	1,895	1,429

5.    Cash Equivalents and Marketable Securities

The following table outlines the amortized cost, fair value and unrealized gain/(loss) for the Company’s financial assets by major security type as of December 31, 2012 and 2011 (in thousands):

December 31, 2012	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)
Money market funds	$17,307	$17,307	$—

Total	$17,307	$17,307	$—
Less amounts classified as cash equivalents	$(17,307)	$(17,307)	$—

Total investments	$—	$—	$—

December 31, 2011	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)
Money market funds	$12,619	$12,619	$—
Corporate debt securities	2,001	2,001	—

Total	$14,620	$14,620	$—
Less amounts classified as cash equivalents	$(12,619)	$(12,619)	$—

Total investments	$2,001	$2,001	$—

6.    Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Lab equipment	$8,900	$10,567
Manufacturing equipment	9,181	8,797
Computer equipment and software	4,779	4,955
Furniture	816	959
Leasehold improvements	18,719	19,800

	42,395	45,078
Less: accumulated depreciation	(25,864)	(24,653)

	$16,531	$20,425

7.    Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Accrued compensation	$2,166	$1,393
Accrued professional fees	658	639
Other	775	840

	$3,599	$2,872

8.    Commitments

Hercules Technology Growth Capital

In May 2010, the Company entered into the Loan Agreement with Hercules. Under the terms of the Loan Agreement, the Company borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14% and issued to Hercules a secured term promissory note evidencing the loan. The Company made interest only payments through February 2011, following which the loan was being repaid in 33 equal monthly installments. The loan is collateralized by substantially all of the assets of the Company.

In conjunction with the loan, the Company issued to Hercules a five-year warrant to purchase 37,639 shares of the Company’s common stock at a price of $26.90 per share. The warrant was immediately exercisable and expires in May 2015. The Company estimated the fair value of this warrant as of the issuance date to be $921,000, which was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The fair value of the warrant was calculated using the Black-Scholes option valuation model, and was based on the contractual term of the warrant of five years, a risk-free interest rate of 2.31%, expected volatility of 84% and 0% expected dividend yield. The Company also recorded fees paid to Hercules as a debt discount, which further reduced the carrying value of the loan. The debt discount is being amortized to interest expense.

Autoliv ASP, Inc.

In June 2010, in return for transfer to the Company of all right, title and interest in a production line for the commercial manufacture of chemical heat packages completed or to be completed by Autoliv ASP, Inc. (“Autoliv”) on behalf of the Company, the Company paid Autoliv $4 million in cash and issued Autoliv a $4 million unsecured promissory note. In February 2011, the Company entered into an agreement to amend the terms of the unsecured promissory note. Under the terms of that amendment, the original $4 million note was cancelled and a new unsecured promissory note was issued with a reduced principal amount of $2.8 million (the “New Note”, see the further discussion under the heading “Manufacturing and Supply Agreement” in this Note 8). The $1.2 million reduction in the note resulted in a corresponding decrease of the deposit on the second cell, which was classified as an Other Asset.

Beginning on January 1, 2011 the New Note bears interest at 8% per annum and is being paid in 48 consecutive and equal installments of approximately $68,000.

Future scheduled principal payments under the term loan agreements as of December 31, 2012 are as follows (in thousands):

2013	5,773
2014	781

Total	$6,554

Operating Leases

The Company leased two buildings, at 2023 Stierlin Court and 2091 Stierlin Court, Mountain View, California 94043, referred to herein as the “2023 Building” and the “2091 Building”, respectively, which the Company began to occupy in the fourth quarter of 2007. The Company recognizes rental expense on the facilities on a straight line basis over the initial term of the lease. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. The lease for the 2091 Building expires on March 31, 2018, and the Company has two options to extend the lease for five years each.

On March 30, 2012, the Company terminated the lease for the 2023 Building, totaling 41,290 square feet, and concurrently cancelled the two subleases associated with the 2023 Building. At the time of the termination, the Company recorded a non-cash contra-expense of $1,421,000 in general and administrative expenses, which is the net effect of reversing $2,073,000 of deferred rent liability associated with the 2023 Building lease and subleases and accelerating $652,000 of depreciation of fixed assets associated with the 2023 Building.

The 2091 Building lease, as amended, included $15,964,000 of tenant improvement reimbursements from the landlord. The Company has recorded all tenant improvements as additions to property and equipment and is amortizing the improvements over the shorter of the estimated useful life of the improvement or the remaining life of the lease. The reimbursements received from the landlord are included in deferred rent liability and amortized over the life of the lease as a contra-expense.

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

In August 2010, the Company entered into an agreement to sublease approximately 2,500 square feet of the 2091 Building to Cypress Bioscience, Inc. (“Cypress”) and to provide certain administrative, facility and information technology support for a period of 12 months. The lease was cancelled effective October 31, 2012.

Future minimum lease payments under non-cancelable operating leases, at December 31, 2012 were as follows (in thousands):

Lease Payments
2013	$3,542
2014	3,502
2015	3,197
2016	3,287
2017	3,386
Thereafter	853

Total minimum payments	$17,767

During the year ended December 31, 2012, the Company’s rental expense, net of sublease income and exclusive of the impact of reversing the deferred rent liability and acceleration of deprecation described above, was $1,972,000. Rental expense, net of sublease income, was $2,000,000 and $4,169,000, for the years ended December 31, 2011 and 2010, respectively. Rental income from the sublease agreements was $340,000, $1,584,000, and $1,037,000, for the years ended December 31, 2012, 2011, and 2010, respectively.

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

In June 2010 and February 2011, the Company entered into agreements to amend the terms of the Manufacture Agreement (together the “Amendments”). Under the terms of the first of the Amendments, the Company paid Autoliv $4 million and issued Autoliv a $4 million unsecured promissory note in return for a production line for the commercial manufacture of Chemical Heat Packages. A production line is comprised of two identical and self-sustaining “cells,” and the first such cell has been completed, installed and qualified. Under the terms of the second of the Amendments, the original $4 million note was cancelled and a new promissory note was issued with a reduced principal amount of $2.8 million (“New Note”), and production on the second cell halted. In the event that the Company requests completion of the second cell of the first production line for the commercial manufacture of Chemical Heat Packages, Autoliv will complete, install and fully qualify such second cell for a cost to the Company of $1.2 million and Autoliv will transfer ownership of such cell to the Company upon the payment in full of such $1.2 million and the New Note. In the year ended December 31, 2010, due to the uncertainty of the building of the second cell of the production line, the Company expensed $2.8 million dollars associated with the build of the second cell.

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

Subject to certain exceptions, Autoliv has agreed to manufacture, assemble and test the Chemical Heat Packages solely for the Company in conformance with the Company’s specifications. The Company will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by the Company, per Chemical Heat Package delivered. The initial term of the Manufacture Agreement expired on December 31, 2012, at which time the Manufacture Agreement automatically renewed for a five-year term and will continue to automatically renew for successive five-year renewal terms unless the Company or Autoliv notifies the other party no less than 36 months prior to the end of the then-current renewal term that such party wishes to terminate the Manufacture Agreement. The Manufacture Agreement provides that during the term of the Manufacture Agreement, Autoliv will be the Company’s exclusive supplier of the Chemical Heat Packages. In addition, the Manufacture Agreement grants Autoliv the right to negotiate for the right to supply commercially any second generation Chemical Heat Package (a “Second Generation Product”) and provides that the Company will pay Autoliv certain royalty payments if the Company manufactures Second Generation Products itself or if the Company obtains Second Generation Products from a third party manufacturer. Upon the termination of the Manufacture Agreement, the Company will be required, on an ongoing basis, to pay Autoliv certain royalty payments related to the manufacture of the Chemical Heat Packages by the Company or third party manufacturers.

9.    License Agreements

Biovail Laboratories International SRL

In February 2010, the Company entered into a collaboration and license agreement and a manufacture and supply agreement, (together the “Collaboration”), with Biovail, for the commercialization of ADASUVE for the treatment of psychiatric and/or neurological indications and the symptoms associated with these indications, including the initial indication for the rapid treatment of agitation in schizophrenia and bipolar disorder patients. On October 18, 2010, Biovail notified the Company of its intention to terminate the Collaboration. Upon the termination, the Company reacquired the U.S. and Canadian rights to ADASUVE licensed to Biovail pursuant to the Collaboration. Neither the Company nor Biovail incurred any early termination penalties in connection with the termination of the Collaboration. Under the terms of the Collaboration, Biovail paid the Company a non-refundable upfront fee of $40 million that was recognized as revenue in the year ended December 31, 2010.

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

Additionally, Cypress and the Company entered into an agreement to sublease approximately 2,500 square feet of the Company’s premises and to provide certain administrative, facility and information technology support for a period of 12 months for $11,000 per month. Beginning in September 2011, the sublease was on a month-to-month basis and was terminated in October 2012. In January 2011, Cypress was acquired by Ramius Value and Opportunity Advisors LLC; Royalty Pharma, U.S. Partner, LP; Royalty Pharma US Partners 2008, LP; and RP Investment Corporation (collectively, “Royalty Pharma”), at which time Royalty Pharma became Cypress’ successor in interest to the Cypress Agreement.

For revenue recognition purposes, the Company viewed the Cypress Agreement as a multiple element arrangement. At the time the Cypress Agreement was entered into, the Company evaluated whether the delivered elements under the arrangement had value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items existed. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company was unable to allocate a fair value to the each of the deliverables outlined in the agreement and therefore accounted for the deliverables as a single unit of accounting. The Company has begun to deliver all elements of the arrangement and is recognizing revenue ratably over the estimated performance period of the agreement. Amounts received prior to amounts earned as revenues are classified as deferred revenues in the balance sheet. In the year ended December 31, 2012, 2011 and 2010, the Company recognized $1,259,000, $5,035,000 and $2,632,000 of revenue under the Cypress Agreement, respectively. At December 31, 2012 the Company had no deferred revenues associated with the Cypress Agreement.

In January 2013, the Company and Royalty Pharma amended the Cypress Agreement. Under the amended terms, Royalty Pharma will use commercially reasonable efforts to sell or license the Staccato nicotine technology and the Company will use commercially reasonable efforts to support Royalty Pharma’s efforts. If Royalty Pharma does not sell or license the Staccato nicotine technology by December 31, 2013, the Cypress Agreement will automatically terminate, at which time all rights to the Staccato nicotine technology will revert back to the Company.

Grupo Ferrer Internacional, S.A.

On October 5, 2011, the Company and Ferrer entered into a Collaboration, License and Supply Agreement (the “Ferrer Agreement”) to commercialize ADASUVE in Europe, Latin America, Russia and the Commonwealth of Independent States countries (the “Ferrer Territories”). Under the terms of the Ferrer Agreement, the Company received an upfront cash payment of $10 million in January 2012, of which $5 million was paid to the former Allegro stockholder, and the Company is eligible to receive additional payments, contingent on individual country commercial sales initiation and cumulative net sales targets. The Company will be responsible for filing and obtaining approval of the ADASUVE Marketing Authorization Application (“MAA”) submitted to the European Medicines Agency for an opinion regarding the potential approval of ADASUVE and subsequent decision by the European Commission. Ferrer will be responsible for satisfaction of all other regulatory and pricing requirements to market and sell ADASUVE in the Ferrer Territories. Ferrer will have the exclusive rights to commercialize the product in the Ferrer Territories. The Company will supply ADASUVE to Ferrer for all of its commercial sales, and will receive a specified per-unit transfer price paid in Euros. Either party may terminate the Ferrer Agreement for the other party’s uncured material breach or bankruptcy. The Ferrer Agreement continues in effect on a country-by-country basis until the later of the last to expire patent covering ADASUVE in such country or 12 years after first commercial sale. The Ferrer Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

In March 2012, the Company entered into an amendment to the Ferrer Agreement. Ferrer and the Company agreed to eliminate a future potential milestone payment in exchange for Ferrer’s purchase of $3 million of the

Company’s common stock. Ferrer purchased 241,936 shares of the Company’s common stock for $12.40 per share in March 2012, which reflected a premium on the fair value of the Company’s common stock of approximately $1,452,000.

The Company recognized revenue related to the Ferrer Agreement under the guidance of ASC 605-25 and ASU 2009-13 (see Note 3). The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis. Upfront, licensing-type payments are assessed to determine whether or not the licensee is able to obtain any stand-alone value from the license. Where this is not the case, the Company does not consider the license deliverable to be a separate unit of accounting, and the revenue is deferred with revenue recognition for the license fee being assessed in conjunction with the other deliverables that constitute the combined unit of accounting.

The Company determined that the license and the development and regulatory services are a single unit of accounting as the licenses were determined to not have stand-alone value. The Company has begun to deliver all elements of the arrangement and is recognizing the $10 million upfront payment as revenue ratably over the estimated performance period of the agreement of four years. The premium received, which is discussed above, is additional consideration received pursuant to the Ferrer Agreement and does not pertain to a separate deliverable or element of the arrangement, and thus is being deferred and recognized as revenue in a manner consistent with the $10 million upfront payment.

The Company recognizes milestone payments utilizing the milestone method of revenue recognition. The Company is eligible to receive up to $8.0 million of milestone payments from Grupo Ferrer. The Company will recognize milestone revenue upon first commercial sales in each of nine (9) identified countries. The Company believes each of these milestones are substantive as there is uncertainty that the milestones will be met, the milestone can only be achieved with the Company’s past and current performance and the achievement of the milestone will result in additional payment to the Company. To date, the Company has not recognized any milestone revenue. The Company will record royalty revenues in the period certain cumulative sales targets are met by Grupo Ferrer.

During the years ended December 31, 2012 and 2011, the Company recognized $2,811,000 and $625,000 in revenues and at December 31, 2012 had deferred revenue of $8,015,000 associated with the Ferrer Agreement.

10.    Warrants

In May 2010, in conjunction with the Loan Agreement with Hercules, the Company issued to Hercules a five-year warrant to purchase 37,639 shares of the Company’s common stock at a price of $26.90 per share. The warrant expires in May 2015. At December 31, 2012, this warrant remained outstanding and exercisable.

In August 2010, the Company issued an aggregate of 668,518 shares of its common stock and warrants to purchase up to an additional 334,258 shares of its common stock in a registered direct offering. These securities were sold as units with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.5 of a share of common stock, at a purchase price of $27.00 per unit. The warrants are exercisable at $33.00 per share and expire five years after August 2010. At December 31, 2012, these warrants remained outstanding and exercisable.

In May 2011, the Company issued an aggregate of 1,192,703 shares of its common stock and warrants to purchase up to an additional 417,445 shares of its common stock in a registered direct offering. The warrants are exercisable at $17.55 per share and will expire on May 6, 2016. At December 31, 2012, these warrants remained outstanding and exercisable.

In February 2012, the Company issued an aggregate of 4,400,000 shares of the Company’s common stock and warrants to purchase up to an additional 4,400,000 shares of the Company’s common stock in an underwritten public offering. The warrants are exercisable beginning February 24, 2013, at an exercise price of $5.00 per share, and will expire on February 23, 2017. At December 31, 2012, these warrants remained outstanding, but not yet exercisable.

All outstanding warrants include a provision that allows the warrant holder to net share settle the warrant. In no circumstances will the Company issue shares in excess of the number of share underlying the warrant. The Company’s outstanding warrants are classified as stockholders’ equity and are indexed to the Company’s common stock.

11.    Equity Incentive Plans

2005 Equity Incentive Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”) and authorized for issuance thereunder 108,879 shares of common stock. The 2005 Plan became effective upon the closing of the Company’s initial public offering on March 8, 2006. The 2005 Plan is an amendment and restatement of the Company’s previous stock option plans.

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

The 2005 Plan provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 2% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or (ii) 100,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year.

In May 2008, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of the Company’s stock reserved for issuance under the 2005 Plan by an additional 150,000 shares. In July 2011, following stockholder approval, the 2005 Plan was amended to increase the shares of common stock reserved for issuance pursuant to the 2005 Plan by 750,000 shares of common stock as well as to increase the number of shares that can be issued as incentive stock options pursuant to the 2005 Plan.

2005 Non-Employee Directors’ Stock Option Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and authorized for issuance thereunder 25,000 shares of common stock. The Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors, which vest over four years and have a term of 10 years. The Directors’ Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year.

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

The following table sets forth the summary of option activity under the Company’s share-based compensation plans:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance as of January 1, 2012	845,787	19.07
Options granted	484,337	3.55
Options exercised	—	—
Options forfeited	(247,725)	14.75
Options cancelled	(44,154)	33.60

Balance as of December 31, 2012	1,038,245	12.24

At December 31, 2012, options to exercise 409,505 shares of the Company’s common stock, at a weighted average exercise price of $20.45 were exercisable.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0, $0, and $141,000, respectively. None of the Company’s options have expired.

Information regarding the stock options outstanding at December 31, 2012 is summarized below:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value	Number of Shares	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
$3.32 — $ 3.47	416,000	9.57	$616,000	—	—	$—
$3.50 — $14.20	154,661	5.49	46,000	74,530	3.23	5,000
$15.30 — $15.30	343,738	8.37	—	238,100	8.57	—
$16.10 — 32.40	85,380	6.79	—	59,741	6.67	—
$33.00 — $117.00	38,466	4.47	—	37,134	4.50	—

	1,038,245	8.15	$662,000	409,505	6.95	$5,000

The intrinsic value noted in the table above is calculated as the difference between the market value as of December 31, 2012 and the exercise price of the shares. The market value as of December 31, 2012, the last trading date of 2012, was $4.95 as reported by The NASDAQ Stock Market.

Information with respect to unvested share units (restricted stock units) as of December 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	116,026	23.66
Granted	278,032	4.96
Released	(323,299)	8.43
Forfeited	(70,759)	19.79

Outstanding at December 31, 2012	—	—

The total value of restricted stock units released during the years ended December 31, 2012, 2011 and 2010 was $1,443,000, $272,000 and $380,000, respectively.

The Company authorized shares of common stock for issuance under the 2005 Plan and the Directors’ Plan as follows.

Year	Number of Shares
2010	103,750
2011	857,500
2012	120,000

As of December 31, 2012, 216,243 and 5,188 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.

On January 1, 2013 an additional 100,000 and 19,812 shares were authorized for issuance under the evergreen provisions of the 2005 Plan and the Directors’ Plan, respectively.

2005 Employee Stock Purchase Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”) and authorized for issuance thereunder 50,000 shares of common stock. The ESPP allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of a fixed offering period, generally twenty-four months with four purchase periods within each offering period. Purchases are generally made on the last trading day of each October and April. Employees purchase shares at each purchase date at 85% of the market value of our common stock on their enrollment date or the end of the purchase period, whichever price is lower.

The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (ii) 75,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. In May 2011, the Company’s Compensation Committee terminated the then current offering period under the ESPP and resolved to begin a new offering period in August 2011 and also amended the ESPP to reduce the time period of each offering period from twenty-four to six months.

In July 2011, following stockholder approval, the ESPP was amended to, among other changes, modify the annual automatic increase in shares reserved for the plan to an amount equal to the least of (i) one percent (1%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (ii) 75,000 shares of common stock and (iii) an amount determined by the Company’s Board of Directors. The new offering period under the ESPP began on August 15, 2011 and the related purchase occurred on April 30, 2012.

Pursuant to the ESPP, on January 1, 2012, 2011 and 2010 an additional 72,136, 25,000 and 25,000 shares, respectively, were reserved for issuance. The Company issued 18,409, 24,998, and 40,621 shares at weighted average prices of $4.44, $8.10 and $11.90, during the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, 54,126 shares were available for issuance under the ESPP.

On January 1, 2013 an additional 75,000 shares were reserved for issuance under the ESPP.

12.    401(k) Plan

The Company sponsors a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations. Pursuant to the 401(k) Plan, the Company does not match employee contributions.

13.    Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception and applies a full valuation allowance against all deferred tax assets.

The reported amount of income tax expense (benefit) attributable to operations for the year differs from the amount that would result from applying domestic federal statutory tax rates to loss before income taxes from operations as summarized below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Federal tax benefit at statutory rate	$(9,512)	$(13,781)	$(525)
State tax benefit net of federal effect	(1,632)	(2,365)	(90)
Research and development credits	(254)	(1,669)	(1,502)
Other permanent differences	(30)	11	13
Share-based compensation	1,040	902	1,296
Adjustment to basis in subsidiary	(757)	1,593	(1,927)
Change in valuation allowance	11,016	15,233	2,740
Other	129	76	(5)

Total	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The deferred tax assets were calculated using an effective tax rate of 40%. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2012	2011
Federal and state net operating loss carryforwards	$113,216	$106,496
Federal and state research and development credit carryforwards	14,611	14,389
Accrued liabilities	6,073	8,044
Capitalized research and development costs	18,610	13,397
Other	1,960	1,592

Total deferred tax assets	154,470	143,918
Valuation allowance	(154,470)	(143,918)

Net deferred tax assets	$—	$—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance increased by approximately $10,552,000, $14,628,000, and $2,837,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012 the Company had federal net operating loss carryforwards of approximately $286,419,000. The Company also had federal research and development tax credit carryforwards of approximately $10,397,000. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2020, if not utilized.

As of December 31, 2012, the Company had state net operating loss carryforwards of approximately $280,893,000 which will begin to expire in 2013. The Company also had state research and development tax credit carryforwards of approximately $9,554,000, which have no expiration.

As of December 31, 2012, approximately $555,000 of deferred tax assets is attributable to certain employee stock option deductions and the federal and state net operating loss carryforward has been adjusted accordingly. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

A limitation may apply to the use of the net operating loss and credit carryforwards, under provisions of the Internal Revenue Code that are applicable if the Company experiences an “ownership change”. That may occur, for example, as a result of trading in the Company’s stock by institutional investors as well issuance of new equity. Should these limitations apply, the carryforwards would be subject to an annual limitation, resulting in a substantial reduction in the gross deferred tax assets before considering the valuation allowance. As of December 31, 2012, the Company has not performed an analysis to determine if the Company’s net operating loss and credit carryforwards would be subject to such limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2010	2,610
Additions based on tax positions taken during a prior period	46
Reductions based on tax positions taken during a prior period	—
Additions based on tax positions taken during the current period	302
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2010	2,958
Additions based on tax positions taken during a prior period	—
Reductions based on tax positions taken during a prior period	(277)
Additions based on tax positions taken during the current period	253
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2011	$2,934
Additions based on tax positions taken during a prior period	—
Reductions based on tax positions taken during a prior period	(16)
Additions based on tax positions taken during the current period	96
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2012	$3,014

If the Company eventually is able to recognize these uncertain tax positions, the unrecognized tax benefits would not reduce the effective tax rate if the Company is applying a full valuation allowance against the deferred tax assets, as is the Company’s current policy.

The Company has not incurred any material tax interest or penalties as of December 31, 2012. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the United States and various states jurisdictions. There are no other ongoing examinations by taxing authorities at this time. The Company’s various tax years starting with 2001 to 2012 remain open in various taxing jurisdictions.

15.    Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

	Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2012
Revenues	$1,884	$728	$729	$729
Loss from operations	(4,393)	(7,186)	(6,393)	(10,900)
Net loss	(3,827)	(6,957)	(6,921)	(10,273)
Basic and diluted net loss per share	(0.42)	(0.58)	(0.52)	(0.65)
Fiscal 2011
Revenues	$1,259	$1,258	$1,259	$1,884
Loss from operations	(7,823)	(8,141)	(9,901)	(8,503)
Net loss	(8,415)	(9,006)	(13,417)	(9,693)
Basic and diluted net loss per share	(1.41)	(1.34)	(1.86)	(1.34)

Item 9. Changes	in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls	and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2012, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other	Information

None.

PART III

Item 10. Directors	and Executive Officers of the Registrant

The information required by this Item concerning our directors is incorporated by reference to the information to be set forth in the sections entitled “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2012, or the Proxy Statement. The information required by this Item concerning our executive officers is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled “Executive Officers.” The information required by this item concerning compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics, the procedures by which security holders may recommend nominees for our board of directors and certain information related to our Audit and Ethics Committee is incorporated by reference to the information to be set forth in the sections entitled “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The following table gives information about equity awards under the 2005 Plan, the Directors’ Plan and the ESPP as of December 31, 2012:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,038,245	$12.24	275,557	(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	1,038,245	$12.24	275,557

(1)

The 2005 Plan incorporates an evergreen formula pursuant to which on each January 1st, the aggregate number of shares reserved for issuance under the 2005 Plan will increase by a number equal to the least of (i) 100,000 shares, (ii) 2% of the outstanding shares on December 31st of the preceding calendar year, or (iii) an amount determined by our Board.

The Directors’ Plan incorporates an evergreen formula pursuant to which on each January 1st, the aggregate number of shares reserved for issuance under the Directors’ Plan will increase by the number of shares subject to options granted during the preceding calendar year less the number of shares that revert back to the share reserve during the preceding calendar year.

The ESPP incorporates an evergreen formula pursuant to which on each January 1st, the aggregate number of shares reserved for issuance under the ESPP will increase by a number equal to the least of (i) 75,000 shares, (ii) 1% of the outstanding shares on December 31st of the preceding calendar year, or (iii) an amount determined by our Board.

(2)	Of these shares, 216,243 shares remained available as of December 31, 2012 under the 2005 Plan, 5,188 shares under the Directors’ Plan and 54,126 under the ESPP.

Item 13. Certain	Relationships and Related Transactions and Director Independence

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

See Index to Financial Statements under Item 8 on page 71

(a)  2.  Financial Statement Schedules

All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a)  3.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation(25)
3.2	Certificate of Amendment to Restated Certificate of Incorporation(25)
3.3	Certificate of Amendment to Restated Certificate of Incorporation(25)
3.4	Amended and Restated Bylaws(1)
3.5	Amendment to Amended and Restated Bylaws(5)
4.1	Specimen Common Stock Certificate(1)
4.2	Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
10.1*	Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(7)
10.2*	Form of Amended Change of Control Agreement between Registrant and each of its officers(27)
10.3.1*	2005 Equity Incentive Plan, as amended(20)
10.3.2*	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)
10.3.3*	Form of Notice of Grant of Stock Options to 2005 Equity Incentive Plan(17)
10.3.4*	Form of Option Agreement to 2005 Equity Incentive Plan(17)
10.3.5*	Form of Option Agreement to 2005 Equity Incentive Plan(17)
10.3.6*	Form of Notice of Grant of Award and Stock Unit Award Agreement to 2005 Equity Incentive Plan(12)
10.4.1	2005 Non-Employee Directors’ Stock Option Plan(1)
10.4.2	Amendment to 2005 Non Employee Directors’ Option Plan(15)
10.4.3	Amendment to 2005 Non Employee Directors’ Option Plan(28)
10.4.4	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10.5.1*	2005 Employee Stock Purchase Plan, as amended(20)
10.5.2*	Form of Offering Document to 2005 Employee Stock Purchase Plan(1)
10.6*	2009-2010 Performance Based Incentive Program(8)
10.7*	Form of RSU Agreement between Registrant and each of Thomas B. King, August J. Moretti, James V. Casella and Michael J. Simms dated May 19, 2010(14)
10.8*	2011 Cash Bonus Plan(22)
10.9	Warrant to Purchase shares of Series B Preferred Stock issued to Silicon Valley Bank dated March 20, 2002(1)
10.10	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated January 7, 2003, as amended on March 4, 2003(1)
10.11	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 19, 2003(1)
10.12	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated April 7, 2004(1)
10.13.1	Lease Agreement between the Brittania, LLC and Registrant dated August 25, 2006(2)
10.13.2	First Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated May 4, 2007(3)
10.13.3†	Second Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated August 28, 2007(4)

10.13.4	Partial Lease Termination Agreement between the Registrant and Britannia Hacienda VIII LLC dated February 7, 2012(23)
10.14.1†	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007(5)
10.14.2†	Amendment No. 1 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated June 30, 2010(13)
10.14.3†	Amendment No. 2 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated February 15, 2011(22)
10.15	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated June 30, 2010(13)
10.16	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated February 15, 2011(22)
10.17*	Offer Letter between Registrant and Michael Simms, dated January 23, 2008(5)
10.18	Stock and Warrant Purchase Agreement between Registrant and Biomedical Investment Fund Pte Ltd., dated March 26, 2008(6)
10.19	Warrant to Purchase shares of Common Stock issued to Biomedical Investment Fund Pte Ltd. dated March 27, 2008(6)
10.20	Amended and Restated Purchase Option Agreement by and among Registrant, Symphony Allegro Holdings LLC and Symphony Allegro, Inc. dated June 15, 2009(9)
10.21	Warrant Purchase Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(9)
10.22	Amended and Restated Registration Rights Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(9)
10.23	Form of Warrants to Purchase Shares of Common Stock, dated August 26, 2009(10)
10.24	Letter Agreement among Registrant, Symphony Allegro Holdings LLC, Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC, dated August 26, 2009(10)
10.25	Securities Purchase Agreement by and among Registrant and the purchasers identified therein, dated September 29, 2009(11)
10.26	Form of Warrants to Purchase shares of Common Stock, dated October 5, 2009(11)
10.27.1	Loan and Security Agreement between Registrant and Hercules Technology Growth Capital, Inc. dated May 4, 2010(13)
10.27.2	Amendment No. 1 to Loan and Security Agreement between Registrant and Hercules Technology Growth Capital, Inc. dated September 20, 2010(15)
10.27.3	Amendment No. 2 to Loan and Security Agreement among Registrant, Symphony Allegro, Inc. and Hercules Technology Growth Capital, Inc. dated January 25, 2012(23)
10.28	Warrant issued by Registrant to Hercules Technology Growth Capital, Inc. dated May 4, 2010(13)
10.30	Form of Warrant to Purchase Shares of Common Stock dated August 10, 2010(16)
10.31	Securities Purchase Agreement dated May 3, 2011(19)
10.32	Form of Warrant to Purchase Shares of Common Stock dated May 6, 2011(19)
10.33.1†	Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated October 5, 2011(23)
10.33.2	Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated March 5, 2012(23)
10.34	Form of Warrant to Purchase Shares of Common Stock dated February 23, 2012(21)
10.35*	Form of Retention Bonus letter agreement between Registrant and each of Thomas B. King, James V. Casella, Michael J. Simms and Mark K. Oki dated March 23, 2012(24)
10.36*	Form of Issuance of an Officer RSU Retention Grant letter agreement between Registrant and each of Thomas B. King, James V. Casella, Michael J. Simms and Mark K. Oki dated March 23, 2012(24)

10.37*	2012 Cash Bonus Plan(24)
10.38	Common Stock Purchase Agreement between Registrant and Azimuth Opportunity, L.P. dated July 20, 2012(26)
10.39	Summary of Compensation Arrangements with Non-Employee Directors(18)
10.40¿	Amendment to License & Development Agreement between Alexza Pharmaceuticals, Inc. and Royalty Pharma dated January 4, 2013
14.1	Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)
21.1¿	Subsidiaries of Registrant
23.1¿	Consent of Independent Registered Public Accounting Firm
24.1¿	Power of Attorney included on the signature pages hereto
31.1¿	Section 302 Certification of CEO.
31.2¿	Section 302 Certification of CFO.
32.1‡	Section 906 Certifications of CEO and CFO.
101.INS‡‡	XBRL Instance Document (furnished electronically herewith).
101.SCH‡‡	XBRL Taxonomy Extension Schema Document (furnished electronically herewith).
101.CAL‡‡	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith).
101.DEF‡‡	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith).
101.LAB‡‡	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith).
101.PRE‡‡	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith).

*	Management contract or compensation plan or arrangement.

¿	Filed herewith

‡	Furnished herewith

‡‡	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC. (1) Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007.

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(6)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(7)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 14, 2008.

(8)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 24, 2009.

(9)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on June 26, 2009.

(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 26, 2009.

(11)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 30, 2009.

(12)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 10, 2009.

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on July 26, 2010.

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q/A (File No. 000-51820) as filed with the SEC on July 28, 2010.

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 9, 2010.

(16)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 5, 2010.

(17)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 22, 2011.

(18)	Incorporated by reference to our Annual Report on Form 10-K/A (File No. 000-51820) as filed with the SEC on April 28, 2011.

(19)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 3, 2011.

(20)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 2, 2011.

(21)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 17, 2012.

(22)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 15, 2011.

(23)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 12, 2012.

(24)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on May 10, 2012.

(25)	Incorporated by reference to exhibits to our Registration Statement on Form S-3 filed on June 26, 2012 (File No. 333-182341).

(26)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 23, 2012.

(27)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 6, 2012.

(28)	Incorporated by reference to exhibits to our Registration Statement on Form S-8 filed on January 28, 2013 (File No. 333-186249).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXZA PHARMACEUTICALS, INC.

By:	/S/ THOMAS B. KING
Thomas B. King
President and Chief Executive Officer

Dated: March 26, 2013

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

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2013.

Signature	Title
/s/ THOMAS B. KING Thomas B. King	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MARK K. OKI Mark K. Oki	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Accounting Officer, Principal Financial Officer)

/s/ HAL V. BARRON Hal V. Barron	Director

/s/ J. KEVIN BUCHI J. Kevin Buchi	Director

/s/ ANDREW L. BUSSER Andrew L. Busser	Director

/s/ DEEPIKA R. PAKIANATHAN Deepika R. Pakianathan	Director

/s/ J. LEIGHTON READ J. Leighton Read	Director

/s/ GORDON RINGOLD Gordon Ringold	Director

/s/ ISAAC STEIN Isaac Stein	Director

/s/ JOSEPH L. TURNER Joseph L. Turner	Director

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation(25)
3.2	Certificate of Amendment to Restated Certificate of Incorporation(25)
3.3	Certificate of Amendment to Restated Certificate of Incorporation(25)
3.4	Amended and Restated Bylaws(1)
3.5	Amendment to Amended and Restated Bylaws(5)
4.1	Specimen Common Stock Certificate(1)
4.2	Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
10.1*	Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(7)
10.2*	Form of Amended Change of Control Agreement between Registrant and each of its officers(27)
10.3.1*	2005 Equity Incentive Plan, as amended(20)
10.3.2*	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)
10.3.3*	Form of Notice of Grant of Stock Options to 2005 Equity Incentive Plan(17)
10.3.4*	Form of Option Agreement to 2005 Equity Incentive Plan(17)
10.3.5*	Form of Option Agreement to 2005 Equity Incentive Plan(17)
10.3.6*	Form of Notice of Grant of Award and Stock Unit Award Agreement to 2005 Equity Incentive Plan(12)
10.4.1	2005 Non-Employee Directors’ Stock Option Plan(1)
10.4.2	Amendment to 2005 Non Employee Directors’ Option Plan(15)
10.4.3	Amendment to 2005 Non Employee Directors’ Option Plan(28)
10.4.4	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10.5.1*	2005 Employee Stock Purchase Plan, as amended(20)
10.5.2*	Form of Offering Document to 2005 Employee Stock Purchase Plan(1)
10.6*	2009-2010 Performance Based Incentive Program(8)
10.7*	Form of RSU Agreement between Registrant and each of Thomas B. King, August J. Moretti, James V. Casella and Michael J. Simms dated May 19, 2010(14)
10.8*	2011 Cash Bonus Plan(22)
10.9	Warrant to Purchase shares of Series B Preferred Stock issued to Silicon Valley Bank dated March 20, 2002(1)
10.10	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated January 7, 2003, as amended on March 4, 2003(1)
10.11	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated September 19, 2003(1)
10.12	Warrant to Purchase shares of Series C Preferred Stock issued to Silicon Valley Bank dated April 7, 2004(1)
10.13.1	Lease Agreement between the Brittania, LLC and Registrant dated August 25, 2006(2)
10.13.2	First Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated May 4, 2007(3)
10.13.3†	Second Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated August 28, 2007(4)

10.13.4	Partial Lease Termination Agreement between the Registrant and Britannia Hacienda VIII LLC dated February 7, 2012(23)
10.14.1†	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007(5)
10.14.2†	Amendment No. 1 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated June 30, 2010(13)
10.14.3†	Amendment No. 2 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated February 15, 2011(22)
10.15	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated June 30, 2010(13)
10.16	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated February 15, 2011(22)
10.17*	Offer Letter between Registrant and Michael Simms, dated January 23, 2008(5)
10.18	Stock and Warrant Purchase Agreement between Registrant and Biomedical Investment Fund Pte Ltd., dated March 26, 2008(6)
10.19	Warrant to Purchase shares of Common Stock issued to Biomedical Investment Fund Pte Ltd. dated March 27, 2008(6)
10.20	Amended and Restated Purchase Option Agreement by and among Registrant, Symphony Allegro Holdings LLC and Symphony Allegro, Inc. dated June 15, 2009(9)
10.21	Warrant Purchase Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(9)
10.22	Amended and Restated Registration Rights Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(9)
10.23	Form of Warrants to Purchase Shares of Common Stock, dated August 26, 2009(10)
10.24	Letter Agreement among Registrant, Symphony Allegro Holdings LLC, Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC, dated August 26, 2009(10)
10.25	Securities Purchase Agreement by and among Registrant and the purchasers identified therein, dated September 29, 2009(11)
10.26	Form of Warrants to Purchase shares of Common Stock, dated October 5, 2009(11)
10.27.1	Loan and Security Agreement between Registrant and Hercules Technology Growth Capital, Inc. dated May 4, 2010(13)
10.27.2	Amendment No. 1 to Loan and Security Agreement between Registrant and Hercules Technology Growth Capital, Inc. dated September 20, 2010(15)
10.27.3	Amendment No. 2 to Loan and Security Agreement among Registrant, Symphony Allegro, Inc. and Hercules Technology Growth Capital, Inc. dated January 25, 2012(23)
10.28	Warrant issued by Registrant to Hercules Technology Growth Capital, Inc. dated May 4, 2010(13)
10.30	Form of Warrant to Purchase Shares of Common Stock dated August 10, 2010(16)
10.31	Securities Purchase Agreement dated May 3, 2011(19)
10.32	Form of Warrant to Purchase Shares of Common Stock dated May 6, 2011(19)
10.33.1†	Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated October 5, 2011(23)
10.33.2	Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated March 5, 2012(23)
10.34	Form of Warrant to Purchase Shares of Common Stock dated February 23, 2012(21)
10.35*	Form of Retention Bonus letter agreement between Registrant and each of Thomas B. King, James V. Casella, Michael J. Simms and Mark K. Oki dated March 23, 2012(24)
10.36*	Form of Issuance of an Officer RSU Retention Grant letter agreement between Registrant and each of Thomas B. King, James V. Casella, Michael J. Simms and Mark K. Oki dated March 23, 2012(24)

10.37*	2012 Cash Bonus Plan(24)
10.38	Common Stock Purchase Agreement between Registrant and Azimuth Opportunity, L.P. dated July 20, 2012(26)
10.39	Summary of Compensation Arrangements with Non-Employee Directors(18)
10.40¿	Amendment to License & Development Agreement between Alexza Pharmaceuticals, Inc. and Royalty Pharma dated January 4, 2013
14.1	Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)
21.1¿	Subsidiaries of Registrant
23.1¿	Consent of Independent Registered Public Accounting Firm
24.1¿	Power of Attorney included on the signature pages hereto
31.1¿	Section 302 Certification of CEO.
31.2¿	Section 302 Certification of CFO.
32.1‡	Section 906 Certifications of CEO and CFO.
101.INS‡‡	XBRL Instance Document (furnished electronically herewith).
101.SCH‡‡	XBRL Taxonomy Extension Schema Document (furnished electronically herewith).
101.CAL‡‡	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith).
101.DEF‡‡	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith).
101.LAB‡‡	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith).
101.PRE‡‡	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith).

*	Management contract or compensation plan or arrangement.

¿	Filed herewith

‡	Furnished herewith

‡‡	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC. (1) Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007.

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(6)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(7)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 14, 2008.

(8)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 24, 2009.

(9)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on June 26, 2009.

(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 26, 2009.

(11)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 30, 2009.

(12)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 10, 2009.

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on July 26, 2010.

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q/A (File No. 000-51820) as filed with the SEC on July 28, 2010.

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 9, 2010.

(16)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 5, 2010.

(17)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 22, 2011.

(18)	Incorporated by reference to our Annual Report on Form 10-K/A (File No. 000-51820) as filed with the SEC on April 28, 2011.

(19)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 3, 2011.

(20)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 2, 2011.

(21)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 17, 2012.

(22)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 15, 2011.

(23)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 12, 2012.

(24)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on May 10, 2012.

(25)	Incorporated by reference to exhibits to our Registration Statement on Form S-3 filed on June 26, 2012 (File No. 333-182341).

(26)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 23, 2012.

(27)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 6, 2012.

(28)	Incorporated by reference to exhibits to our Registration Statement on Form S-8 filed on January 28, 2013 (File No. 333-186249).