Form 10-Q
period 2013-03-31
Alexza Pharmaceuticals Inc.
filed 2013-05-14
CIK 1344413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of shares of common stock outstanding as of May 6, 2013: 15,796,355.

ALEXZA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2013	December 31, 2012(1)
ASSETS
Current assets:
Cash and cash equivalents	$11,707	$17,715
Restricted cash	—	5,051
Inventory	443	—
Prepaid expenses and other current assets	508	852

Total current assets	12,658	23,618
Property and equipment, net	15,997	16,531
Other assets	395	402

Total assets	$29,050	$40,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,357	$2,147
Accrued clinical trial expenses	116	96
Other accrued expenses	2,776	3,599
Current portion of contingent consideration liability	6,200	3,500
Financing obligations	4,873	6,461
Current portion of deferred revenue	2,915	2,915

Total current liabilities	20,237	18,718
Deferred rent	7,621	8,059
Noncurrent portion of contingent consideration liability	14,300	6,100
Noncurrent portion of deferred revenues	4,372	5,101
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in-capital	337,843	337,184
Accumulated deficit	(355,325)	(334,613)

Total stockholders’ equity (deficit)	(17,480)	2,573

Total liabilities and stockholders’ equity	$29,050	$40,551

(1)	The condensed consolidated balance sheet at December 31, 2012 has been derived from audited consolidated financial statements at that date.

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$729	$1,884
Operating expenses:
Research and development	6,219	5,032
General and administrative	4,113	1,245

Total operating expenses	10,332	6,277

Loss from operations	(9,603)	(4,393)
(Loss)/ gain on change in fair value of contingent consideration liability	(10,900)	1,000
Interest and other income/ (expense), net	13	(1)
Interest expense	(222)	(433)

Net loss	(20,712)	(3,827)

Basic and diluted net loss per share	$(1.31)	$(0.42)

Shares used to compute basic and diluted net loss per share	15,773	9,045

Comprehensive loss	$(20,712)	$(3,827)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(20,712)	$(3,827)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	659	591
Change in fair value of contingent liability	10,900	(1,000)
Amortization of debt discount and deferred interest	83	128
Amortization of premium (discount) on available-for-sale securities	—	1
Depreciation and amortization	847	1,642
Changes in operating assets and liabilities:
Other receivables	—	10,000
Inventory	(443)	—
Prepaid expenses and other current assets	344	(263)
Other assets	1	—
Accounts payable	1,210	(2,066)
Accrued clinical and other accrued liabilities	(835)	(676)
Deferred revenues	(729)	(432)
Other liabilities	(438)	(2,671)

Net cash (used in) provided by operating activities	(9,113)	1,427

Cash flows from investing activities:
Maturities of available-for-sale securities	—	2,000
Purchases of property and equipment	(313)	—

Net cash (used in) provided by investing activities	(313)	2,000

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants and exercise of stock options and stock purchase rights	—	21,761
Payment of contingent payments to Symphony Allegro Holdings, LLC	—	(5,000)
Change in restricted cash	5,051	(9,190)
Payments of financing obligations	(1,633)	(1,469)

Net cash provided by financing activities	3,418	6,102

Net (decrease) increase in cash and cash equivalents	(6,008)	9,529
Cash and cash equivalents at beginning of period	17,715	14,902

Cash and cash equivalents at end of period	$11,707	$24,431

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2013.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Alexza and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Significant Risks and Uncertainties

The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. As of March 31, 2013, the Company had cash and equivalents of $11.7 million and working capital deficit of $7.6 million. The Company believes that, based on its cash, cash equivalents and marketable securities balance at March 31, 2013, the upfront proceeds received from the License and Supply Agreement (the “Teva Agreement”) between Teva Pharmaceuticals USA, Inc. (“Teva”) and the Company (see Note 12), estimated product revenues and royalties associated with the sale of ADASUVE and its current expected cash usage, it has sufficient capital resources to meet its anticipated cash needs at least into the first quarter of 2014, and, including projected proceeds from the Teva Convertible Promissory Note and Agreement to Lend (the “Teva Note”, see Note 12), into the third quarter of 2014. The Company plans to raise additional capital to fund its operations, to develop its product candidates, to develop its commercialization plans to expand its market knowledge and to continue the development of its commercial manufacturing capabilities. Management plans to finance the Company’s operations through the sale of equity securities, utilization of debt arrangements, the Azimuth equity line of credit (see Note 2) or additional partnership or licensing collaborations. Such funding may not be available or may be on terms that are not favorable to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

2. Equity Transactions

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

The Company will determine, at its sole discretion, the timing, the dollar amount and the price per share (“Threshold Price”) of each draw under this facility, subject to certain conditions. When the Company elects to utilize the facility by delivery of a draw down notice to Azimuth, the Company will issue shares to Azimuth at a discount of 5% to the volume-weighted average price of the Company’s common stock over a preceding period of trading days (a “Draw Down Period”). The Purchase Agreement also provides that from time to time, at the Company’s sole discretion, it may grant Azimuth an option to purchase additional shares of the Company’s common stock during each Draw Down Period for an amount of shares specified by the Company based on the trading price of its common stock. Upon Azimuth’s exercise of such an option, the Company will sell to Azimuth the shares subject to the option at a price equal to the greater of (i) the daily volume-weighted average price of the Company’s common stock on the day Azimuth notifies the Company of its election to exercise its option or (ii) the Threshold Price for the option determined by the Company, in each case less a discount of 5%.

Azimuth is not required to purchase any shares at a pre-discounted purchase price below $2.00 per share, and any shares sold under this facility will be sold pursuant to a shelf registration statement declared effective by the SEC on July 3, 2012. The Purchase Agreement will terminate on August 1, 2014.

As of March 31, 2013, the Company has raised $13.4 million in net proceeds pursuant to draw downs made under the Purchase Agreement. As of March 31, 2013, the Company had $6.4 million available for future draw-downs under the Purchase Agreement.

3. Inventory

Inventories at March 31, 2013 consist solely of raw materials for ADASUVE, which are stated at the lower of cost or market. ADASUVE has been approved for sale by the U.S. and EU. If information becomes available that suggests the inventory may not be realizable, the Company may be required to expense a portion or all of the capitalized inventory.

4. Fair Value Accounting

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, and marketable securities) by major security type and liability measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$11,707	$—	$—	$11,707

Total assets	$11,707	$—	$—	$11,707

Liabilities
Contingent consideration liability	$—	$—	$20,500	$20,500

Total liabilities	$—	$—	$20,500	$20,500

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$17,307	$—	$—	$17,307

Total assets	$17,307	$—	$—	$17,307

Liabilities
Contingent consideration liability	$—	$—	$9,600	$9,600

Total liabilities	$—	$—	$9,600	$9,600

Cash equivalents and marketable securities

As of March 31, 2013 and December 31, 2012, the Company’s marketable securities consisted of money market accounts and were classified as cash equivalents. The Company did not have any unrealized gains or losses as of March 31, 2013 or December 31, 2012.

The Company had no sales of marketable securities during the three months ended March 31, 2013 or 2012.

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

The projected cash flow assumptions for ADASUVE in the United States were adjusted to reflect the most recently negotiated terms of the draft Teva Agreement (see Note 12) and internally and externally developed product sales forecasts. The timing and extent of the projected cash flows for ADASUVE for the territories licensed to Grupo Ferrer Internacional, S.A. (“Ferrer”) are based on the Collaboration, License and Supply Agreement, as amended (the “Ferrer Agreement”) between Ferrer and the Company (see Note 10). The timing and extent of the projected cash flows for the remaining territories for ADASUVE and worldwide territories for AZ-002 and AZ-104 were based on internal estimates for potential milestones and multiple product royalty scenarios and are also consistent in structure to the most recently negotiated collaboration.

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

The Company records any changes in the fair value of the contingent consideration liability in earnings in the period of the change. Certain events including, but not limited to, clinical trial results, approval or non-approval of any future regulatory submissions, the timing and terms of any strategic partnership agreement, and the commercial success of ADASUVE, AZ-104 or AZ-002 could have a material impact on the fair value of the contingent consideration liability, and as a result, the Company’s results of operations and financial position.

During the three months ended March 31, 2013, the Company modified the assumptions regarding the timing and amount of certain cash flows primarily to reflect the increase in the probability that the Company will license the U.S. commercialization rights to ADASUVE to a third party and to reflect the most recently negotiated terms of the draft Teva Agreement. These changes in assumptions and the effects of the passage of three months on the present value computation resulted in an increase to the net loss of $10,900,000 or $0.69 per share, for the three months ended March 31, 2013.

During the three months ended March 31, 2012, the Company modified the assumptions regarding the timing and amount of certain cash flows primarily to reflect the three month extension of the FDA’s review of the Company’s ADASUVE New Drug Application (“NDA”) from February 4, 2012 to May 4, 2012. This change in assumptions and the effects of the passage of three months on the present value computation resulted in a decrease to the net loss of $1,000,000, or $0.01 per share, for the three months ended March 31, 2012.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Beginning balance	$9,600	$16,500
Payments made	—	(5,000)
Adjustments to fair value measurement	10,900	(1,000)

Ending balance	$20,500	$10,500

Financing Obligations

The Company has estimated the fair value of its financing obligations (see Note 8) using the net present value of the payments discounted at an interest rate that is consistent with its estimated current borrowing rate for similar long-term debt. The Company believes the estimates used to measure the fair value of the financing obligations constitute Level 3 inputs.

At March 31, 2013 and December 31, 2012, the estimated fair value of our financing obligations was $4,727,000 and $6,254,000, respectively and had book values of $4,873,000 and $6,461,000, respectively. Our payment commitments associated with these debt instruments may vary with changes in interest rates and are comprised of interest payments and principal payments. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

5. Share-Based Compensation Plans

2005 Equity Incentive Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Equity Incentive Plan (the “2005 Plan”) and authorized for issuance thereunder 108,879 shares of common stock. The 2005 Plan became effective upon the closing of the Company’s initial public offering on March 8, 2006. The 2005 Plan is an amendment and restatement of the Company’s previous stock option plans. Stock options issued under the 2005 Plan generally vest over four years, vesting is generally based on service time, and have a maximum contractual term of 10 years. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest.

The 2005 Plan provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 2% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or (ii) 100,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On each of January 1, 2013 and 2012 an additional 100,000 shares of the Company’s common stock were reserved for issuance under this provision. The Company has submitted a proposal to the Company’s stockholders to increase the shares reserved under the 2005 Plan by an additional 2,200,000 shares.

2005 Non-Employee Directors’ Stock Option Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and authorized for issuance thereunder 25,000 shares of common stock. The Directors’ Plan provides for the automatic grant of non-statutory stock options to purchase shares of common stock to the Company’s non-employee directors, which vest over four years and have a term of 10 years. The Directors’ Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On each of January 1, 2013 and 2012 an additional 19,812 and 20,000 shares, respectively, of the Company’s common stock were reserved for issuance under this provision. The Company has submitted a proposal to the Company’s stockholders to increase the shares reserved under the Directors’ Plan by an additional 200,000 shares.

The following table sets forth the summary of option activity under the Company’s share-based compensation plans for the three months ended March 31, 2013:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	1,038,245	$12.24
Options granted	102,500	4.56
Options exercised	—	—
Options canceled	(65,663)	10.48

Outstanding at March 31, 2013	1,075,082	11.56

There was no total intrinsic value of options exercised during the three months ended March 31, 2013 or 2012.

The following table sets forth the summary of restricted stock unit activity under the Company’s share-based compensation plans for the three months ended March 31, 2013:

	Number Of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2013	—	$—
Granted	17,795	4.20
Released	(17,795)	4.20
Forfeited	—	—

Outstanding at March 31, 2013	—	—

As of March 31, 2013, 289,434 and 5,000 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.

On March 29, 2013, the Board of Directors approved the grant of stock options to purchase up to 875,000 shares of common stock and 572,700 restricted stock units. The stock options have an exercise price of $4.42 per share. The awards are contingent upon the Company receiving stockholder approval to increase the number of shares reserved for issuance under the 2005 Plan at the 2013 Annual Meeting of Stockholders scheduled for May 21, 2013. These awards are not included in the tables above.

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

Pursuant to the ESPP, an additional 75,000 and 72,136 shares were reserved for issuance on January 1, 2013 and 2012, respectively. The Company did not issue any shares under the ESPP during the three months ended March 31, 2013 or 2012. At March 31, 2013, 129,126 shares were available for issuance under the ESPP.

6. Share-Based Compensation

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

Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units

During the three months ended March 31, 2013 and 2012, the per share weighted average fair value of employee stock options granted were as follows:

	Three Months Ended
	March 31,
	2013	2012
Stock Options	$3.36	$4.10
Restricted Stock Units	4.20	5.80
Stock Purchase Rights	2.13	4.80

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended
	March 31,
	2013	2012
Stock Option Plans
Expected term	5.0 years	5.0 years
Expected volatility	100%	97%
Risk-free interest rate	0.80%	0.86%
Dividend yield	0%	0%
Employee Stock Purchase Plan
Expected term	0.5 years	0.7 years
Expected volatility	106%	73%
Risk-free interest rate	0.18%	0.12%
Dividend yield	0%	0%

The estimated fair value of restricted stock units awards is calculated based on the market price of Alexza’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on Alexza common stock prior to vesting of the restricted stock unit. The Company’s estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

As of March 31, 2013, there was $2,737,000 and $4,000 of total unrecognized compensation expense related to unvested stock option awards and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 1.8 years and 0.1 years, respectively.

There was no share-based compensation capitalized at March 31, 2013.

7. Net Loss per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share calculation for the three months ended March 31, 2013 and 2012 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2013	2012
Stock options	1,050,914	747,321
Restricted stock units	—	150,945
Warrants to purchase common stock	6,462,066	4,262,099

8. Financing Obligations

Hercules Technology Growth Capital

In May 2010, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). Under the terms of the Loan Agreement, the Company borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14% and issued to Hercules a secured term promissory note evidencing the loan. The Company made interest only payments through January 2011 and beginning in February 2011 the loan is being repaid in 33 equal monthly installments and has a maturity date of October 1, 2013.

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

The New Note bears interest beginning on January 1, 2011 at 8% per annum and is being paid in 48 consecutive and equal monthly installments of approximately $68,000.

Future scheduled principal payments under the debt obligations as of March 31, 2013 are as follows (in thousands):

Total
2013 - remaining 9 months	4,140
2014	781

Total	$4,921

9. Facility Leases

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

10. License Agreements

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

Following the completion of certain preclinical and clinical milestones relating to the Staccato nicotine technology, if Royalty Pharma elects to continue the development of Staccato nicotine, Royalty Pharma will be obligated to pay the Company an additional technology transfer payment of $1 million. The Company has a carried interest of 50% prior to the technology transfer payment, and 10% after the completion of certain development activities and receipt of the technology transfer payment, subject to adjustment in certain circumstances, in the net proceeds of any sale or license by Royalty Pharma of the Staccato nicotine assets and the carried interest will be subject to put and call rights in certain circumstances.

Royalty Pharma has the responsibility for preclinical, clinical and regulatory aspects of the development of Staccato nicotine, along with the commercialization of the product. Royalty Pharma paid the Company a total of $3.9 million in research and development funding for the Company’s efforts to execute a development plan culminating with the delivery of clinical trial materials for a Phase 1 study with Staccato nicotine.

Additionally, Royalty Pharma and the Company entered into an agreement to sublease approximately 2,500 square feet of the Company’s premises and to provide certain administrative, facility and information technology support for a period of 12 months for $11,000 per month. Beginning in September 2011, the space became leased on a month-to-month basis, and ended in October 2012.

For revenue recognition purposes, the Company viewed the Cypress Agreement as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items exist. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company was unable to allocate a fair value to each of the deliverables outlined in the Cypress Agreement and therefore accounted for the deliverables as a single unit of accounting. The Company recognized $0 and $1,259,000 of revenue under the Cypress Agreement in the three months ended March 31, 2013 and 2012, respectively, and at March 31, 2013 had no deferred revenues related to the Cypress Agreement.

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

Grupo Ferrer Internacional, S.A.

On October 5, 2011, the Company and Ferrer entered into the Ferrer Agreement to commercialize ADASUVE in Europe, Latin America, Russia and the Commonwealth of Independent States countries (the “Ferrer Territories”). Under the terms of the Ferrer Agreement, the Company received an upfront cash payment of $10 million, of which $5 million was paid to the former Allegro stockholders (see above in Note 2), and the Company is eligible to receive additional milestone payments, contingent on individual country commercial sales initiation and royalty payments based on cumulative net sales targets. The Company was responsible for filing and obtaining approval of the ADASUVE Marketing Authorization Application (“MAA”) submitted to the European Medicines Agency (“EMA) for an opinion regarding the potential approval of ADASUVE and subsequent decision by the European Commission (“EC”). Alexza is also responsible for all post-approval studies required to be performed by the EMA and EC. Ferrer will be responsible for satisfaction of all other regulatory and pricing requirements to market and sell ADASUVE in the Ferrer Territories. Ferrer will have the exclusive rights to commercialize the product in the Ferrer Territories. The Company will supply ADASUVE to Ferrer for all of its commercial sales, and will receive a specified per-unit transfer price paid in Euros. Either party may terminate the Ferrer Agreement for the other party’s uncured material breach or bankruptcy. The Ferrer Agreement continues in effect on a country-by-country basis until the later of the last to expire patent covering ADASUVE in such country or 12 years after first commercial sale. The Ferrer Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

In March 2012, the Company entered into an amendment to the Ferrer Agreement. Ferrer and the Company agreed to eliminate a future potential milestone payment in exchange for Ferrer’s purchase of 241,936 shares of the Company’s common stock for $12.40 per share, which reflected a premium on the fair value of the Company’s common stock of approximately $1,452,000.

The Company recognized revenue related to the Ferrer Agreement under the guidance of Accounting Standards Codification 605-25 and ASU 2009-13. The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items exist. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company determined that the license and the development and regulatory services are a single unit of accounting as the licenses were determined to not have stand-alone value. The Company has begun to deliver all elements of the arrangement and is recognizing the $10 million upfront payment as revenue ratably over the estimated performance period of the agreement of four years. The $1,452,000 premium received from the sale of common stock to Ferrer is additional consideration received pursuant to the Ferrer Agreement and does not pertain to a separate deliverable or element of the arrangement, and thus is being deferred and recognized as revenue in a manner consistent with the $10 million upfront payment.

The Company recognizes milestone payments utilizing the milestone method of revenue recognition. The Company is eligible to receive up to $8 million of milestone payments from Ferrer. The Company will recognize milestone revenue upon first commercial sales in each of nine (9) identified countries. The Company believes each of these milestones are substantive as there is uncertainty that the milestones will be met, the milestone can only be achieved with the Company’s past and current performance and the achievement of the milestone will result in additional payment to the Company. The Company will record royalty revenues in the period certain cumulative sales targets are met by Grupo Ferrer.

During the three months ended March 31, 2013 and 2012, the Company recognized $729,000 and $625,000, respectively, in revenues and at March 31, 2013 had deferred revenue of $7,287,000 related to the Ferrer Agreement.

11. Autoliv Manufacturing and Supply Agreement

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

12. Subsequent Events

In May 2013, the Company entered into the Teva Agreement, to provide Teva with an exclusive license to develop and commercialize ADASUVE in the U.S. Under the terms of the Teva Agreement, Teva will be responsible for all U.S. development and commercialization activities for ADASUVE, including the U.S. post-approval clinical studies and any additional clinical trials for new indications. Alexza will be responsible for manufacturing and supplying ADASUVE to Teva for clinical trials and commercial sales. Teva will have the exclusive rights to commercialize ADASUVE in the U.S. and the co-exclusive rights (with Alexza and its affiliates) to manufacture the product.

The Company received an upfront cash payment of $40 million, $10 million of which will be paid to the former stockholders of Allegro. The Company is eligible to receive up to $195 million in additional milestone payments contingent on successful completion of the ADASUVE post-approval studies in the U.S. and achieving specified net sales targets. In addition to milestone payments, the Company will supply ADASUVE to Teva for all of its clinical trials and commercial sales, and the Company will receive a specified per-unit transfer price based on costs of commercial production, which transfer price will convert to a fixed price upon achievement of costs equal to a specified per-unit price. Teva will make tiered royalty payments based on net commercial sales of ADASUVE in the U.S.

Unless earlier terminated, the Teva Agreement continues in effect until expiration of the royalty term in the U.S., which is the later of the last to expire patent covering ADASUVE in the U.S. or a specified number of years after first commercial sale. The Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party. Teva may also terminate the Teva Agreement in the event the FDA requires withdrawal or suspension of ADASUVE from the market due to safety reasons or, subject to a specified period of notice, for Teva’s convenience at any time following the first anniversary of the Teva Agreement.

Under the terms of the Teva Note, the Company may, upon written notice to Teva, receive advances to fund an agreed operating budget related to ADASUVE. The aggregate advances may total up to $25 million and will be due and payable on the fifth anniversary of the Note. The Company may prepay, from time to time, up to one-half of total amounts advanced and interest outstanding at any time prior to the maturity date. At the maturity date, Teva will have the right to convert the then outstanding advance amounts at a conversion price of $4.4833. The Note bears simple interest of 4% per year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding: the adequacy of our capital to support our operations, our ability to raise additional funds and the potential terms of such potential financings, the ability of us and our partners to effectively and profitably commercialize ADASUVE, the timing of the commercial launch of ADASUVE, our partners’ and our ability to implement and assess the ADASUVE REMS program, the timing and outcome of the ADASUVE post-marketing studies, the prospects of us receiving approval to market ADASUVE in Latin America, Russia, the Commonwealth of Independent States countries and other countries, the implications of interim or final results of our clinical trials, the progress and timing of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of our product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures and the sufficiency of our cash resources. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Our lead program, Staccato loxapine, has been developed for the treatment of agitation and is known commercially as ADASUVE. ADASUVE has been approved for marketing in the United States by the U.S. Food and Drug Administration, or FDA, and in the European Union, or EU, by the European Commission, or EC. In the United States and the EU, ADASUVE has been approved for similar indications, but is commercially available with a different number of dose strengths, and has different risk mitigation and management plans in the U.S. and the EU. ADASUVE is our only approved product.

For the U.S. market, ADASUVE will be launched by Teva Pharmaceuticals USA, Inc., or Teva, which is our exclusive commercial partner for ADASUVE in the U.S. In the EU, ADASUVE will be launched by Grupo Ferrer Internacional S.A., or Ferrer, which is our exclusive commercial partner for ADASUVE in Europe, Latin America, Russia and the Commonwealth of Independent States countries, or the Ferrer Territories. We are projecting ADASUVE to be launched in both the U.S. and the EU by our respective partners in those territories during the second half of 2013. We continue to seek additional strategic partnerships to commercialize ADASUVE in the territories outside of the U.S. and the Ferrer Territories.

We have one product candidate in active development, AZ-002 (Staccato alprazolam), which is being developed for the treatment of acute repetitive seizures.

Our development pipeline not currently in active development includes: (i) AZ-007 (Staccato zaleplon) for the treatment of insomnia in patients who have difficulties falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep, (ii) AZ-104 (Staccato loxapine, low-dose) for the treatment of patients suffering from acute migraine headaches, (iii) AZ-003 (Staccato fentanyl) for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes and (iv) Staccato nicotine which is designed to help smokers quit by addressing both the chemical and behavioral components of nicotine addiction by delivering nicotine replacement via inhalation. Staccato nicotine is licensed to Ramius Value and Opportunity Advisors LLC; Royalty Pharma, U.S. Partner, LP; Royalty Pharma U.S. Partners 2008, LP; and RP Investment Corporation, or collectively, Royalty Pharma.

We have retained all rights to our product candidates other than ADASUVE and to the Staccato system. We intend to capitalize on our internal resources to develop certain product candidates and to identify routes to utilize external resources to develop and commercialize other product candidates.

We believe that, based on our cash, cash equivalents and marketable securities balance at March 31, 2013, the upfront proceeds from the License and Supply Agreement between Teva Pharmaceuticals USA, Inc., or Teva, and the Company, or the Teva Agreement, estimated product revenues and royalties associated with the sale of ADASUVE and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs at least into the first quarter of 2014, and, including projected proceeds from the Teva Convertible Promissory Note and Agreement to Lend, or the Teva Note, into the third quarter of 2014. We may not be able to raise additional sufficient capital on acceptable terms, or at all, to commercialize ADASUVE or continue development of our other product candidates or to continue operations and we may not be able to execute any strategic transaction.

Commercialization Strategy — United States

In December 2012, the FDA approved our New Drug Application, or NDA, for Staccato loxapine, as ADASUVE (loxapine) Inhalation Powder 10 mg for the acute treatment of agitation associated with schizophrenia or bipolar I disorder in adults.

As a condition of the approval of ADASUVE in the U.S., a Risk Evaluation and Mitigation Strategy, or REMS, program including an “elements to assure safe use” is required to be implemented and periodically assessed. ADASUVE will only be available in healthcare facilities/hospitals enrolled in the ADASUVE REMS program.

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

In May 2013, we entered into the Teva Agreement, to provide Teva with an exclusive license to develop and commercialize ADASUVE in the U.S. Under the terms of the Teva Agreement, Teva will be responsible for all U.S. development and commercialization activities for ADASUVE, including the U.S. post-approval clinical studies and any additional clinical trials for new indications. We will be responsible for manufacturing and supplying ADASUVE to Teva for clinical trials and commercial sales. Teva will have the exclusive rights to commercialize ADASUVE in the U.S. and the co-exclusive rights (with Alexza and its affiliates) to manufacture the product.

We received an upfront cash payment of $40 million, $10 million of which will be paid to the former stockholders of Symphony Allegro, Inc., and we are eligible to receive up to $195 million in additional milestone payments contingent on successful completion of the ADASUVE post-approval studies in the U.S. and achieving specified net sales targets. In addition to milestone payments, we will supply ADASUVE to Teva for all of its clinical trials and commercial sales, and we will receive a specified per-unit transfer price based on costs of commercial production, which transfer price will convert to a fixed price upon achievement of costs equal to a specified per-unit price. Teva will make tiered royalty payments based on net commercial sales of ADASUVE in the U.S.

Unless earlier terminated, the Teva Agreement continues in effect until expiration of the royalty term in the U.S., which is the later of the last to expire patent covering ADASUVE in the U.S. or a specified number of years after first commercial sale. The Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party. Teva may also terminate the Teva Agreement in the event the FDA requires withdrawal or suspension of ADASUVE from the market due to safety reasons or, subject to a specified period of notice, for Teva’s convenience at any time following the first anniversary of the Teva Agreement.

Concurrent with the signing of the Teva Agreement, we entered into a Convertible Promissory Note and Agreement to Lend with Teva, or the Teva Note. Under the terms of the Teva Note, we may, upon written notice to Teva, receive advances to fund an agreed operating budget related to ADASUVE. The aggregate advances may total up to $25 million and will be due and payable on the fifth anniversary of the Note. We may prepay, from time to time, up to one-half of total amounts advanced and interest outstanding at any time prior to the maturity date. At the maturity date, Teva will have the right to convert the then outstanding advance amounts at a conversion price of $4.4833. The Note bears simple interest of 4% per year.

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

As a condition of the ADASUVE marketing authorization in the EU, we have several post-approval commitments including, (i) a benzodiazepine interaction study, (ii) a controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, (iii) an observational clinical trial, and (iv) a drug utilization clinical trial. In October 2011, we entered into a commercial partnership with Ferrer pursuant to a Collaboration, License and Supply Agreement, or the Ferrer Agreement, to commercialize ADASUVE in the Ferrer Territories. Under the terms of the Ferrer Agreement, in January 2012 we received an upfront cash payment of $10 million, $5 million of which was paid to the former stockholders of Allegro. We are eligible to receive additional milestone payments contingent on individual country commercial sales initiation and cumulative net sales targets. Ferrer has the exclusive rights to commercialize ADASUVE in the Ferrer Territories. We will supply ADASUVE to Ferrer for all of its commercial sales, and will receive a specified per-unit transfer price.

Alexza was responsible for gaining initial EU approval for ADASUVE and is responsible for specific EU post-approval commitments following approval. Ferrer is responsible for satisfying all other regulatory and pricing reimbursement requirements to market and sell ADASUVE in the EU countries and the non-EU countries of the Ferrer Territories. We expect the registration dossiers for the non-EU countries in the Ferrer Territories will be submitted before the end of 2013.

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

Commercialization Strategy — Other Territories

We continue to seek additional strategic partnerships to commercialize ADASUVE in the territories outside of the U.S. and the Ferrer Territories.

Financing update

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

We have retained all rights to our product candidates other than those for ADASUVE and to the Staccato system. We intend to capitalize on our internal resources to develop certain product candidates and to identify routes to utilize external resources to develop and commercialize other product candidates.

We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, equipment financings, debt financings and government grants. We do not expect any material product or royalty revenue until at least the second half of 2013.

We have incurred significant losses since our inception. As of March 31, 2013, our accumulated deficit was $355.3 million and total stockholders’ deficit was $17.5 million. We recognized net losses of $20.7 million, $28.0 million, $40.5 million, and $1.5 million in the three months ended March 31, 2013 and in the years ended December 31, 2012, 2011 and 2010, respectively. Beginning in the second half of 2013, we expect to begin to earn product revenues related to the sale of ADASUVE in the U.S. and the EU and royalty revenues related to sales of ADASUVE in the U.S. We expect our expenses to increase in the remainder of 2013 as we begin to ramp up our commercial manufacturing of ADASUVE and undertake the required efforts to meet our post-approval commitments to the EC.

ADASUVE was our first regulatory approval. In the United States, ADASUVE must be administered only in healthcare facilities enrolled in the ADASUVE REMS program that have immediate access on-site to equipment and personnel trained to manage acute bronchospasm, including advanced airway management (intubation and mechanical ventilation). If Teva is not able to successfully commercialize ADASUVE in the U.S., or if Ferrer is not able to successfully commercialize ADASUVE in the Ferrer Territories, our ability to generate revenue will be jeopardized and, consequently, our business will be seriously harmed.

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Revenue

Revenues for the three months ended March 31, 2013 and 2012 were $729,000 and $1,884,000, respectively. We recognized revenues related to our commercial partnership with Ferrer during the three months ended March 31, 2013 and 2012. In the three months ended March 31, 2012, we also recognized revenues related to our commercial license and development agreement with Cypress Bioscience, Inc., or Cypress, now Royalty Pharma, signed in August 2010. We do not anticipate product or royalty revenues until at least mid-2013.

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

The following table allocates our expenditures between product candidate costs or general research, based on our internal records and estimated allocations of employee time and related expenses (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Product candidate expenses	$5,090	$4,574
General research	1,129	458

Total research and development expenses	$6,219	$5,032

Research and development expenses were $6.2 million and $5.0 million during the three months ended March 31, 2013 and 2012, respectively. The increase in research and development expenses was a result of our efforts to continue to build the infrastructure for commercial manufacturing and as we incurred additional regulatory expenses related to the approval of the Marketing Authorization Application, or MAA.

We expect research and development expenses will decrease over the remaining three quarters of 2013 as we expect to capitalize certain manufacturing expenses to inventory and recognize certain expenses as cost of sales that were previously classified as research and development expenses when we begin to generate product revenues.

General and Administrative Expenses

General and administrative expenses were $4.1 million and $1.2 million during the three months ended March 31, 2013 and 2012, respectively. The increase was partially due to pre-commercialization efforts such as market research, including pricing and market segmentation studies, during the three months ended March 31, 2013, a result of obtaining approval of our ADASUVE NDA in December 2012. During the three months ended March 31, 2012, we recognized a non-cash contra expense of $1.4 million related to the termination of our lease and associated subleases of one of our Mountain View facilities. The non-cash contra expense was a result of the reversal of deferred rent liability, net of the accelerated depreciation of the fixed assets, related to the facility.

We expect general and administrative expenses to decrease slightly from first quarter levels as Teva assumes responsibility for certain development, pre-commercialization and commercialization efforts.

Change in the Fair Value of Contingent Consideration Liability

In connection with our acquisition of all of the outstanding equity of Allegro in the third quarter of 2009, we are obligated to pay the former stockholders of Allegro certain percentages of cash receipts that may be generated from future collaboration transactions for ADASUVE, AZ-104 and/or AZ-002. We measure the fair value of this contingent consideration liability on a recurring basis. Any changes in the fair value of this contingent consideration liability are recognized in earnings in the period of the change. Certain events, including, but not limited to, clinical trial results, regulatory approval or nonapproval of our submissions, the timing and terms of a strategic partnership, and the commercial success of ADASUVE, AZ-104, and/or AZ-002, could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations.

During the three months ended March 31, 2013, we updated the contingent liability fair value model primarily to reflect the increase in probability that we would license the commercialization rights of ADASUVE in the U.S. to a third party rather than commercialize on our own and to reflect the most recently negotiated terms of the draft Teva Agreement. These changes resulted in a non-operating, non-cash loss of $10.9 million during the three months ended March 31, 2013.

During the three months ended March 31, 2012, we updated the contingent liability fair value model primarily to reflect the timing of certain cash flows as a result of the delay in our ADASUVE Prescription Drug User Fee Act goal date. This update resulted in a non-operating, non-cash gain of $1.0 million during the three months ended March 31, 2012.

Interest and Other Income/(Expense), Net

Interest and other income/(expense) was $13,000 and $(1,000) for the three months ended March 31, 2013 and 2012, respectively. The amounts primarily represent income earned on our cash, cash equivalents, marketable securities and restricted cash. We expect interest income to continue to remain nominal through 2013 as we expect the low interest rate environment to continue.

Interest Expense

Interest expense was $222,000 and $433,000 for the three months ended March 31, 2013 and 2012, respectively. The amounts represent interest on our equipment financing obligations and term loan agreements. Interest expense decreased due to a reduction in our outstanding debt balances as we continue to make our scheduled payments. We expect interest expense to increase from first quarter levels due to additional interest expense anticipated under the Teva Note entered into in May 2013.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, revenues primarily from licensing and development agreements, government grants, debt instruments and payments from Allegro. We have received additional funding from financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our 2005 Employee Stock Purchase Plan, or ESPP. As of March 31, 2013, we had $11.7 million in cash, cash equivalents, and marketable securities. Our cash and marketable security balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Cash Flows from Operating Activities. Net cash (used in) provided by operating activities was $(9.1) million and $1.4 million during the three months ended March 31, 2013 and 2012, respectively. The net cash used in the three months ended March 31, 2013 primarily reflects the net loss of $20.7 million offset by the $10.9 million non-operating, non-cash loss related to the increase in the contingent consideration liability, share-based compensation expense of $0.7 million and depreciation and amortization of $0.8 million. Cash flows from operating activities were also impacted by the increase in accounts payable of $1.2 million.

The net cash provided by operating activities in the three months ended March 31, 2012 primarily reflects the net loss of $3.8 million and the $1.0 million non-cash gain related to the reduction of the contingent consideration liability partially offset by share-based compensation expense of $0.6 million and depreciation and amortization of $1.6 million. Cash flows from operating activities were also impacted by the receipt of the $10 million receivable from Ferrer, the decrease in accounts payable of $2.1 million and deferred rent of $2.7 million.

Cash Flows from Investing Activities. Net cash (used in) provided by investing activities was $(0.3) million and $2.0 million during the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 we had fixed asset acquisitions of $313,000 and had none during the same period in 2012. During the three months ended March 31, 2013, we had no maturities of marketable securities and had $2.0 million in the same period in 2012.

Cash Flows from Financing Activities. Net cash provided by financing activities was $3.4 million and $6.1 million during the three months ended March 31, 2013 and 2012, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our financing agreements. In the three months ended March 31, 2013 we were no longer required to maintain a restricted cash account on behalf of Hercules which impacted cash by $5.1 million. In the three months ended March 31, 2012, we raised net proceeds of approximately $20.2 million from a public offering and approximately $1.5 million from the sale of common stock to Grupo Ferrer. In 2012, we made a payment of $5.0 million to the former Allegro stockholders as a result of our receipt of the $10 million Ferrer upfront payment, and we entered into an agreement with Hercules to establish a restricted cash account impacting cash flows by $9.2 million. We made principal payments of $1.6 million and $1.5 million on outstanding financing obligations in the three months ended March 31, 2013 and 2012, respectively.

We believe that, based on our cash, cash equivalents and marketable securities balance at March 31, 2013, the upfront proceeds received from the Teva Agreement, estimated product revenues and royalties associated with the sale of ADASUVE and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs at least into the first quarter of 2014, and, including projected proceeds from the Teva Note, into the third quarter of 2014. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	expenditures related to the ADASUVE post-approval commitments to both the FDA and EC during this period being within budgeted levels paid for by our collaborators;

•	no unexpected costs related to the development of our manufacturing capability;

•	no unbudgeted growth in the number of our employees during this period; and

•	no material shortfall in our budgeted revenues.

Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” In light of the numerous risks and uncertainties associated with the commercialization of ADASUVE, development of our product candidates and the extent to which we enter into additional strategic partnerships with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the commercial success of ADASUVE or any other product candidates that are approved for marketing;

•	the continuation of our commercial agreements with Teva and Ferrer;

•	the cost, timing and outcomes of regulatory approvals or non-approvals for our other product candidates;

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the terms and timing of any additional distribution, strategic partnership or licensing agreements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing manufacturing, marketing and sales capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Contractual Obligations

We lease a building with 64,104 square feet of manufacturing, office and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. The lease expires on March 31, 2018, and we have two options to extend the lease for five years each. We sublease 2,500 square feet on a month-to-month basis. We believe that the Mountain View facility is sufficient for our office, manufacturing and laboratory needs for at least the next three years.

On May 4, 2010, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules. Under the terms of the Loan Agreement, we borrowed $15,000,000 at an interest rate equal to the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, or the Prime Rate, with a maximum interest rate of 14%, and issued to Hercules a secured term promissory note evidencing the loan. We made interest only payments through January 2011 and beginning in February 2011 the loan began to be repaid in 33 equal monthly installments.

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

On May 7, 2013 we entered into the Teva Note. Under the terms of the Teva Note, we may, upon written notice to Teva, receive advances to fund an agreed operating budget related to ADASUVE. The aggregate advances may total up to $25 million and will be due and payable on the fifth anniversary of the Note (the “Maturity Date”). The Teva Note bears interest at 4% per annum. Prior to the Maturity Date, we have the option to prepay up to one-half of the outstanding principal and accrued interest amount. On the Maturity Date, Teva has the option to convert the outstanding principal and accrued interest into Alexza common stock at a price of $4.4833 per share.

Our scheduled future minimum contractual payments, net of sublease income, including interest at March 31, 2013, are as follows (in thousands):

	Operating Lease Agreements	Financing Obligations	Total
2013 - remaining 9 months	2,632	4,339	6,971
2014	3,502	815	4,317
2015	3,197	—	3,197
2016	3,287	—	3,287
Thereafter	4,239	—	4,239

Total	$16,857	$5,154	$22,011

As part of our purchase of all of the outstanding equity of Allegro in August 2009, we agreed to pay to the former Allegro stockholders certain percentages of cash payments that may be generated from future partnering transactions pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam). In January 2012, we made a payment to the former Allegro stockholders of $5 million as a result of the $10 million upfront payment we received from Ferrer.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2013 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and restricted cash. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of March 31, 2013, we had cash, cash equivalents, marketable securities and restricted cash of $11.7 million. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management (with the participation of our chief executive officer, chief financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2013, our internal disclosure controls and procedures were effective.

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

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $20.7 million, $28.0 million, $40.5 million, and $1.5 million for the three months ended March 31, 2013 and for the years ended December 31, 2012, 2011, and 2010, respectively. As of March 31, 2013, we had an accumulated deficit of $355.3 million and a stockholders’ deficit of $17.5 million. We expect to continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We will need to raise additional capital to fund our operations, to develop our product candidates and to develop our commercial manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:

•	the terms and success of any future licensing arrangement that we may enter into for the commercial rights for ADASUVE;

•	Teva’s success in commercializing ADASUVE in the United States;

•	the success of Ferrer in commercializing ADASUVE in the Ferrer Territories;

•	the development costs for our other product candidates;

•	Teva’s executing the ADASUVE REMS program to the satisfaction of the FDA;

•	the cost and timing of complying with our post-approval commitments;

•	the cost and timing of complying with the process for renewal of marketing authorization in the EU;

•

the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities, and our commercial manufacturing development and commercial manufacturing activities;

•	payments received under our collaborations with Ferrer and Teva and any future strategic partnerships;

•	the continuation of the Ferrer and Teva partnerships under their agreed terms;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with commercializing our other product candidates, if they receive regulatory approval.

We believe that, based on our cash, cash equivalents and marketable securities balance at March 31, 2013, the upfront proceeds from the Teva Agreement estimated product revenues and royalties associated with the sale of ADASUVE and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs at least into the first quarter of 2014, and, including projected proceeds from the Teva Note, we believe we have sufficient capital resources to meet our anticipated needs into the third quarter of 2014. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	continuation of our Teva and Ferrer collaborations;

•	no unexpected costs related to the development of our commercial manufacturing capability; and

•	no unbudgeted growth in the number of our employees during this period.

We may never be able to generate a sufficient amount of product or royalty revenue to cover our expenses and we do not expect to generate any material product or royalty revenues until at least the third quarter of 2013. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic partnerships or licensing arrangements. Any financing transaction may contain unfavorable terms. For example, the terms of certain warrants we have issued in previous financings could require us to pay warrant holders a significant portion of the proceeds in a change of control transaction, potentially materially reducing the proceeds available to holders of our common stock. If we raise additional funds by issuing equity securities our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we raise additional funds through strategic partnerships, we may be required to relinquish rights to ADASUVE, our product candidates or our technologies, or to grant licenses on terms that are not favorable to us. Complying with the terms of the foregoing rights and restrictions may make it more difficult to complete certain types of transactions and result in delays to our fundraising efforts.

We do not have sales and marketing capabilities, and consequently must rely on commercial partnerships to sell our products, and we may be unable to generate significant product revenue.

In December 2012, the FDA granted marketing approval for the commercial sale of ADASUVE in the United States for the acute treatment of agitation associated with schizophrenia or bipolar I disorder in adults. The approval of ADASUVE is our first regulatory approval. ADASUVE must be administered only in healthcare facilities enrolled in the ADASUVE REMS program that have immediate access on-site to equipment and personnel trained to manage acute bronchospasm, including advanced airway management (intubation and mechanical ventilation). We do not have a sales and marketing organization and as a company, we do not have significant experience in the sales and distribution of pharmaceutical products. We have entered into an exclusive license with Teva to commercialize ADASUVE in the United States.

We project ADASUVE to be launched in both the U.S. and EU during the second half of 2013. We have licensed the U.S. commercialization rights to ADASUVE to Teva, which we believe will have a significant impact on the ultimate success of ADASUVE in the U.S. If the launch of commercial sales of ADASUVE in the United States is delayed or prevented, our revenue will suffer and our stock price may decline. Teva’s commercialization efforts could also have an effect on investors’ perception of potential sales of ADASUVE outside the United States, which could also cause a decline in our stock price and may make it more difficult for us to enter into additional strategic collaborations. After one year, Teva has the right to terminate the Teva Agreement with or without cause, upon 120 days notice. If Teva exercises this right, our business and operations and stock price may be negatively affected.

In February 2013, the EC delivered a marketing authorization for ADASUVE, as ADASUVE (Staccato loxapine) 4.5 mg or 9.1 mg, inhalation powder, pre-dispensed. In October 2011, we entered into a commercial partnership with Ferrer pursuant to the Ferrer Agreement, to commercialize ADASUVE in the Ferrer Territories. If Ferrer or we are unable to commercialize ADASUVE successfully in the Ferrer Territories or we are unable to fulfill the post-marketing authorization obligations that were imposed as part of the marketing authorization granted for ADASUVE in the EU, our ability to generate revenue will be jeopardized and, consequently, our business will be seriously harmed.

There are risks involved with utilizing Teva to sell our product and increase our marketing capabilities. By licensing the U.S. commercialization rights to Teva, we may generate fewer revenues from the royalties and milestone payments under the Teva Agreement than if we commercialized ADASUVE on our own. Additionally, Teva may not fulfill its obligations or carry out selling and marketing activities as diligently as we would like. We could also become involved in disputes with Teva, which could lead to delays in or termination of commercialization programs and time-consuming and expensive litigation or arbitration. If Teva terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, the chances of successfully selling or marketing ADASUVE would be materially and adversely affected.

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

As a condition of FDA approval, we and Teva are required to have a REMS program for ADASUVE, and may be required to have REMS for any other product candidates we may develop. A REMS may include various elements, such as distribution of a medication guide or a patient package insert; implementation of a communication plan to educate healthcare providers of the drug’s risks; imposition of limitations on who may prescribe or dispense the drug, including training and certification requirements; or other measures that the FDA deems necessary to assure the safe use of the drug. The FDA has a wide degree of discretion in deciding which elements are necessary for the safe use of a product, and it may impose elements that significantly burden our ability to commercialize the product, or that burden healthcare providers to the extent that use of the product is severely curtailed.

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

As a condition for the marketing authorization granted by the EC for ADASUVE in the EU, we must fulfill several post-approval commitments. If we are unable to fulfill these obligations, or do not fulfill these obligations within an appropriate time limit the current marketing authorization for ADASUVE in the EU could be suspended, terminated or limited.

If our products do not receive adequate coverage and reimbursement from third-party payors, our sales could be diminished and our ability to sell our products profitably could be negatively affected.

Our sales of ADASUVE will be dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. We will rely in large part on the reimbursement and coverage by federal and state sponsored government programs, such as Medicare and Medicaid in the United States and equivalent programs in other countries. Medicare, the dominant federal health insurance program for the elderly in the United States, may limit coverage of ADASUVE for beneficiaries in accordance with the boxed warning against use of the drug in elderly patients with dementia-related psychosis. Governments and private payors may regulate prices, reimbursement levels and/or access to ADASUVE and any other products we may market to control costs or to affect levels of use of our products.

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

Many of the patients in the U.S. who seek treatment with ADASUVE or any other of our products that are approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans. The Medicare program is administered by the Centers for Medicare & Medicaid Services, or CMS, and coverage and reimbursement for products and services under Medicare are determined pursuant to statute, regulations promulgated by CMS, and CMS’s subregulatory coverage and reimbursement determinations. CMS’s regulations and interpretive determinations are subject to change, as are the procedures and criteria by which CMS makes coverage and reimbursement determinations and the reimbursement amounts established by statute, particularly because of budgetary pressures facing the Medicare program. For example, we anticipate that ADASUVE will be used only in the hospital inpatient and hospital outpatient settings. In the hospital inpatient setting, Medicare does not provide separate reimbursement for drugs but pays for them as part of the payment for the hospital stay. In the hospital outpatient setting, the statute establishes the payment rate for new drugs and biologicals administered incident to a physician’s service that are granted “pass-through status” at the rate applicable in physicians’ offices (i.e., ASP plus six percent) for two to three years after FDA approval. For drugs and biologicals that do not have pass-through status, CMS establishes the payment rates by regulation. For 2013, these drugs are reimbursed at ASP plus six percent if they have an average cost per day exceeding $80; drugs with an average cost per day of less than $80 are not separately reimbursed. In future years, CMS could change both the payment rate and the average cost threshold, and these changes could adversely affect payment for ADASUVE. In addition, the President has proposed and Congress has considered amending the statute to reduce Medicare’s payment rates for drugs and biologicals, and if such legislation is enacted, it could adversely affect payment for ADASUVE. Moreover, ADASUVE is different from many drugs covered by Medicare Part B because it is administered by a healthcare professional through a disposable inhaler. Any delays in recognition of ADASUVE as a covered drug or delays in assignment of a Healthcare Common Procedure Coding System, or HCPCS, code to facilitate reimbursement could adversely affect payment for ADASUVE.

Effective April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, are being reduced by up to 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, Pub. L. No. 112-25, or BCA, as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240, or ATRA. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs, because Congress failed to enact legislation by January 15, 2012, to reduce federal deficits by $1.2 trillion over ten years. The BCA caps the cuts to Medicare payments or items and services at 2%, and requires the cuts to be implemented on the first day of the first month following the issuance of a sequestration order. The ATRA delayed implementation of sequestration from January 2, 2013, to March 1, 2013, and as a result, the Medicare cuts took effect April 1, 2013, and will remain in effect unless Congress enacts legislation to cancel the cuts. These cuts could adversely impact payment for ADASUVE and related procedures.

Once Teva commercializes ADASUVE in the U.S., we expect ADASUVE to experience pricing pressures due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. We cannot be sure that reimbursement amounts, or the lack of reimbursement, will not reduce the demand for, or the price of, ADASUVE or any future products. If reimbursement is not available or is available only to limited levels, we or any partner may not be able to effectively commercialize ADASUVE or any future products, In addition, if we or any partner fail to successfully secure and maintain reimbursement coverage for ADASUVE or any future products or are significantly delayed in doing so, we or any partner will have difficulty achieving market acceptance of our products and our business will be harmed.

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

Healthcare costs have risen significantly over the past decade. The Healthcare Reform Act substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal and private healthcare programs, new Medicare reimbursement methods and rates, increased rebates and taxes on pharmaceutical products, and revised fraud and abuse and enforcement requirements. These changes will impact existing government healthcare programs and will result in the development of new programs.

We anticipate that when Teva commercializes ADASUVE in the U.S. or we obtain approval for our other product candidates, some of our revenue and the revenue from our collaborators may be derived from U.S. government healthcare programs, including Medicare. Additionally, in 2009, the Department of Defense implemented a program pursuant to the National Defense Authorization Act for Fiscal Year 2008 that requires rebates, based on Federal statutory pricing, from manufacturers of innovator drugs, such as ADASUVE, and biologics. Furthermore, the Healthcare Reform Act imposes a non-deductible fee treated as an excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding generics, over-the-counter drugs, and certain orphan drugs) to U.S. government programs. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally and the ability to successfully commercialize ADASUVE or our product candidates or could limit or eliminate our spending on development projects.

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

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by governmental or regulatory agencies and the courts. Once we or any partner begin to participate in the Medicaid program, the Medicaid Drug Rebate Program amount will be computed each quarter based on our submission to the CMS of our current AMP and best price, or BP, for the quarter. If we become aware that our reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, we or any partner will be obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations would serve to increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Once we begin to participate in the Medicaid program, any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the price that we or any partner will be required to charge certain safety-net providers under the Public Health Service 340B drug discount program.

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

The Staccato system is a fundamentally new method of drug delivery. ADASUVE or any future product based on our Staccato system may not gain market acceptance among physicians, patients, third-party payors and the medical community. If these products do not achieve an adequate level of acceptance, we will not meet our revenue guidance nor will we generate sufficient product or royalty revenues to become profitable. The degree of market acceptance of ADASUVE or any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the ability of the sales force to convince potential purchasers of ADASUVE’s advantages over other treatments;

•	demonstration of acceptable quality, safety and efficacy in clinical trials and meeting applicable regulatory standards for approval;

•	the ability to sell ADASUVE for our projected $75 per unit price;

•	the existence, prevalence and severity of any side effects;

•	potential or perceived advantages or disadvantages compared to alternative treatments;

•	therapeutic or other improvements of ADASUVE over existing or future drugs used to treat the same or similar conditions;

•	perceptions about the relationship or similarity between ADASUVE or our product candidates and the parent drug compound upon which ADASUVE or our product candidate is based;

•	the timing of market entry relative to competitive treatments;

•	the ability to produce ADASUVE or any future products in commercial quantities at an acceptable cost, or at all;

•	the ability to offer ADASUVE or any future products for sale at competitive prices;

•	relative convenience, product dependability and ease of administration;

•	the restrictions imposed on ADASUVE by the REMS program and labeling requirements;

•	the strength of marketing and distribution support;

•	acceptance by patients, the medical community or third-party payors;

•	the sufficiency of coverage and reimbursement of ADASUVE or our product candidates by governmental and other third-party payors; and

•	the product labeling, including the package insert, and the marketing restrictions required by the FDA or regulatory authorities in other countries.

We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our and our collaborators’ ability to commercialize our products.

We and our collaborators are subject to significant ongoing regulatory obligations, such as safety reporting requirements, periodic and annual reporting requirements, and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, the manufacture, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for ADASUVE and any of our product candidates that may be approved by the FDA or foreign regulatory authorities will be subject to extensive and ongoing regulatory requirements. Teva has agreed to take responsibility at its expense to complete several post-approval commitments and requirements that were a condition to FDA approval of ADASUVE, including the responsibility for conducting a 10,000 patient observational clinical trial designed to gather patient safety data based on the real-world use of ADASUVE, as well as a clinical program addressing the safety and efficacy of ADASUVE in agitated adolescent patients. As a condition of grant of EU marketing authorization for ADASUVE by the EC, we must fulfill several post-approval commitments including, (i) a benzodiazepine interaction study, (ii) a study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, (iii) an observational clinical study, and (iv) a drug utilization study.

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

We and our commercial partners are also subject to regulation by regional, national, state and local agencies, including the DEA, the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we may in the future commercialize our products. The FDCA, the Public Health Service Act, the Social Security Act, and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Any manufacturing, licensing, or commercialization partners we have or may in the future have, including Teva and Ferrer, will be subject to many of the same requirements.

The Federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Further, the Healthcare Reform Act, among other things, amends the intent requirement of the Federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Healthcare Reform Act provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. We intend to comply with the exemptions and safe harbors whenever possible, but our practices or those of our commercial partners may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability and may be subject to scrutiny.

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

Compliance with various federal and state laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities or those of our commercial partners could be subject to challenge under one or more of these laws. Such a challenge could have a material adverse effect on our business and financial condition and growth prospects.

We or our commercial partners could become subject to government investigations and related subpoenas. Such subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the Federal False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged Federal False Claims Act violations. The time and expense associated with responding to such subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. Responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and, beginning in March 2014 for payments made on or after August 1, 2013, public reporting of payments by pharmaceutical manufacturers to physicians and teaching hospitals nationwide. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us and our commercial partners to the risk of government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business and financial condition and growth prospects.

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

ADASUVE and our Staccato system-based product candidates contain electronic and other components in addition to the active pharmaceutical ingredients. The cost to produce ADASUVE and our product candidates, and any additional approved products, will likely be higher per dose than the cost to produce intravenous or oral tablet products. This higher cost of goods may prevent us or our partners from ever selling any products at a profit. The development and production of our technology entail a number of technical challenges, including achieving adequate dependability, that may be expensive or time consuming to solve. Any delay in or failure to develop and manufacture any future products in a cost effective way could prevent us from generating any meaningful revenues and prevent us from becoming profitable.

In October 2011, we committed to sell ADASUVE to Ferrer for a fixed transfer price and in May 2013, we committed to supply ADASUVE to Teva at a price based on costs of commercial production, which transfer price will convert to a fixed price upon achievement of costs equal to a specified per-unit price. . Our future manufacturing costs per unit will be dependent on future demand of ADASUVE. If we and our collaborators do not generate sufficient demand, our manufacturing costs will exceed the fixed transfer price and will result in losses.

If we do not establish additional strategic partnerships, we will have to undertake additional development and future commercialization efforts on our own, which would be costly and delay our ability to commercialize any future products.

An element of our business strategy is our intent to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for the development and commercialization of ADASUVE and our product candidates. In December 2006, we entered into such a development relationship with Symphony Allegro and in December 2007 we entered into a strategic relationship with Endo Pharmaceuticals, Inc., or Endo, for the development of AZ-003, or the Endo license agreement. In January 2009, we mutually agreed with Endo to terminate the Endo license agreement. In August 2010, we entered into a license and development agreement with Cypress, now Royalty Pharma, for Staccato nicotine. In October 2011, we entered into the Ferrer Agreement with Ferrer for the commercialization of ADASUVE in the Ferrer Territories. In May 2013, we entered into a commercial partnership with Teva, granting Teva an exclusive license to develop and commercialize ADASUVE in the U.S. We may never enter into additional strategic partnerships with third parties to develop and commercialize ADASUVE or our product candidates. Other than Royalty Pharma, Teva, and Ferrer, we do not currently have any strategic partnerships for ADASUVE or any of our product candidates.

We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate additional strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. We are currently seeking partnerships to commercialize ADASUVE outside of the U.S. and the Ferrer Territories. If we are unable to negotiate additional strategic partnerships for ADASUVE outside of the U.S. and the Ferrer Territories, we may be unable to maximize ADASUVE’s commercial potential.

If we are unable to negotiate additional partnerships for ADASUVE or our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program, or one or more of our other development programs, delay its commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of a product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring ADASUVE or our product candidates to market successfully and generate revenue or profit.

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

The current economic situation and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe that, based on our cash, cash equivalents and marketable securities balance at March 31, 2013, the upfront proceeds from the Teva Agreement, product revenues and royalties associated with the sale of ADASUVE and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs at least into the first quarter of 2014, we may obtain additional financing on less than attractive rates or on terms that are extremely dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and stock price and could require us to delay or abandon clinical development plans or alter our operations. There is a risk that one or more of our current component manufacturers and partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

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

The clinical development and regulatory approval process is extremely expensive and takes many years. The timing of any approval cannot be accurately predicted. If we fail to obtain regulatory approval for ADASUVE in markets outside of the U.S. and the Ferrer Territories or for our other product candidates in any markets where we seek regulatory approval, we will be unable to market and sell them in those locations and therefore we may never be profitable.

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

Our relationships with Royalty Pharma, Teva, and Ferrer are, and any other strategic partnerships or collaborations with pharmaceutical or biotechnology companies we may establish will be, subject to a number of risks including:

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

The Teva Agreement provides Teva with the first right to enforce certain of the Alexza patents listed in the FDA “Orange Book” as well as product-specific patents related to ADASUVE that may be identified and prosecuted during the term of the Teva Agreement. While Teva may not settle any such enforcement action without our consent, there can be no assurance that Teva would enforce the ADASUVE patents in the same manner or with the same strategy as we might if we maintained the sole right to control litigation against potential third party infringers. Our current patents or any future patents that may be issued regarding ADASUVE or our product candidates or methods of using them, can be challenged by our competitors who can argue that our patents are invalid and/or unenforceable. Third parties may challenge our rights to, or the scope or validity of, our patents. Patents also may not protect ADASUVE or our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The FDCA and the FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, non-infringing versions of a drug or device in order to facilitate the approval of generic substitutes. These same types of incentives encourage manufacturers to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor.

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

We anticipate that, if approved, AZ-002 would compete with the oral tablet forms of alprazolam and possibly IV, oral and rectal forms of other benzodiazepines. We are also aware of at least one product in Phase 3 development for the treatment of Acute Repetitive Seizures.

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

If plaintiffs bring product liability claims or lawsuits against us or our partners, we may incur substantial liabilities and may be required to limit commercialization of ADASUVE or product candidates that we may develop.

As the supplier of ADASUVE to Teva, we are obligated to deliver commercial supply from a qualified manufacturing facility in accordance with certain specifications. In addition, we are obligated to supply ADASUVE free from product defects or manufacturing defects from our manufacture of ADASUVE. The development, manufacture, testing, marketing and sale of combination pharmaceutical and medical device products, like ADASUVE, entail significant risk of product liability claims, lawsuits, safety alerts or recalls. We may be held liable if any product we develop or manufacture causes injury or is found otherwise unsuitable or unsafe during product testing, manufacturing, marketing or sale, including, but not limited to quality issues, component failures, manufacturing flaws, unanticipated or improper uses of our ADASUVE or any future products, design defects, inadequate disclosure of product-related risks or product-related information. Side effects of, or design or manufacturing defects in, the products tested or commercialized by us or any partner could result in exacerbation of a clinical trial participant or patient’s condition, serious injury or impairment or even death. This could result in product liability claims, lawsuits, safety alerts and/or recalls for ADASUVE or any future products, including those in clinical testing, to be commercialized, or already commercialized. Product liability claims may be brought by individuals seeking relief for themselves, by persons seeking to represent a class of claimants/plaintiffs, or by a large number of individual claimants in a coordinated or mass litigation. We cannot predict the frequency, outcome, or cost to defend or resolve product liability claims or lawsuits.

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

Our common stock price has experienced large fluctuations. In addition, the trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to revenue ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:

•	the timing and success of the commercial launch of ADASUVE;

•	our and Teva’s ability to complete and implement our post-approval commitments for ADASUVE;

•	the process and outcome of our post-approval commitments for ADASUVE;

•	our ability to manufacture ADASUVE at a cost effective price;

•	our lack of experience with managing the obligations of a REMS program;

•	actual or anticipated regulatory approvals or non-approvals of our product candidates or competing products;

•	actual or anticipated cash depletion of our financial resources;

•	actual or anticipated results and timing of our clinical trials;

•	changes in laws or regulations applicable to ADASUVE or our product candidates;

•	changes in the expected or actual timing of our development programs, including delays or cancellations of clinical trials for our product candidates;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the life science and biotechnology industries;

•	changes in the market valuations of other life science or biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	sales of our common stock (or other securities) by us; and

•	sales and distributions of our common stock by our stockholders.

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

This reverse stock split may not prevent our common stock from dropping back down below The NASDAQ Global Market minimum closing bid price requirement in the future. It is also possible that we would otherwise fail to satisfy another NASDAQ Global Market requirement for continued listing of our common stock. As of May 6, 2013, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $64.6 million and the total market value of our listed securities was $68.4 million and the closing bid price of our common stock was $4.33 per share. As of March 31, 2013, we had a stockholders’ deficit of $17.5 million.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable.

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

Alexza Pharmaceuticals, Inc.
(Registrant)

May 14, 2013	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer
(principal executive officer)

May 14, 2013	/s/ Mark K. Oki
Mark K. Oki
Senior Vice President, Finance, Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.3	Amended and Restated Bylaws. (2)

3.4	Amendment to Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (2)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (2)

10.1*	2013 Cash Bonus Plan. (4)

10.2*	Amendment to 2005 Non Employee Directors’ Option Plan. (5)

10.3	Amendment to License & Development Agreement between Alexza Pharmaceuticals, Inc. and Royalty Pharma dated January 4, 2013. (6)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS‡	XBRL Instance Document (furnished electronically herewith).

101.SCH‡	XBRL Taxonomy Extension Schema Document (furnished electronically herewith).

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith).

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith).

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith).

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith).

*	Management contract or compensation plan or arrangement.
‡	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 8, 2011.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(3)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on April 2, 2013.
(5)	Incorporated by reference to exhibits to our Registration Statement on Form S-8 filed on January 28, 2013 (File No. 333-186249).
(6)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 26, 2013.