Form 10-Q
period 2013-06-30
Alexza Pharmaceuticals Inc.
filed 2013-08-14
CIK 1344413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Total number of shares of common stock outstanding as of August 1, 2013: 17,235,086.

ALEXZA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30,	December 31,
	2013	2012(1)
ASSETS
Current assets:
Cash and cash equivalents	$25,853	$17,715
Marketable securities	9,148	—
Restricted cash	—	5,051
Accounts receivable	106	—
Inventory	1,276	—
Prepaid expenses and other current assets	878	852

Total current assets	37,261	23,618

Property and equipment, net	15,744	16,531
Other assets	2,982	402

Total assets	$55,987	$40,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,386	$2,147
Accrued clinical trial expenses	974	96
Other accrued expenses	3,629	3,599
Current portion of contingent consideration liability	2,200	3,500
Financing obligations	3,228	6,461
Current portion of deferred revenue	2,915	2,915

Total current liabilities	16,332	18,718

Deferred rent	7,212	8,059
Noncurrent portion of contingent consideration liability	39,800	6,100
Noncurrent portion of deferred revenues	3,644	5,101

Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in-capital	345,116	337,184
Accumulated other comprehensive income	5	—
Accumulated deficit	(356,124)	(334,613)

Total stockholders’ (deficit) equity	(11,001)	2,573

Total liabilities and stockholders’ equity	$55,987	$40,551

(1)	The condensed consolidated balance sheet at December 31, 2012 has been derived from audited consolidated financial statements at that date.

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$43,635	$728	$44,364	$2,612
Operating expenses:
Cost of goods sold	2,961	—	2,961	—
Research and development	4,799	5,010	11,018	10,042
General and administrative	4,806	2,904	8,919	4,149

Total operating expenses	12,566	7,914	22,898	14,191

Income (loss) from operations	31,069	(7,186)	21,466	(11,579)

(Loss)/gain on change in fair value of contingent consideration liability	(31,500)	200	(42,400)	1,200
Interest and other income/(expense), net	4	409	17	408
Interest expense	(372)	(380)	(594)	(813)

Net loss	$(799)	$(6,957)	$(21,511)	$(10,784)

Basic and diluted net loss per share	$(0.05)	$(0.58)	$(1.34)	$(1.03)

Shares used to compute basic and diluted net loss per share	16,375	11,903	16,076	10,474

Change in unrealized gain/(loss) on marketable securities	5	—	5	—

Comprehensive loss	$(794)	$(6,957)	$(21,506)	$(10,784)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(21,511)	$(10,784)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,518	2,016
Change in fair value of contingent liability	42,400	(1,200)
Amortization of debt discount and deferred interest	153	246
Amortization of premium (discount) on available-for-sale securities	—	1
Depreciation and amortization	1,692	2,569
Gain on disposal of property and equipment	(15)	(409)
Changes in operating assets and liabilities:
Receivables	(106)	10,000
Inventory	(1,276)	—
Prepaid expenses and other current assets	(26)	127
Other assets	(2,593)	—
Accounts payable	1,239	(2,219)
Accrued clinical and other expenses	843	(727)
Deferred revenues	(1,457)	(1,161)
Other liabilities	(847)	(3,185)

Net cash (used in) provided by operating activities	20,014	(4,726)

Cash flows from investing activities:
Purchases of available-for-sale securities	(9,143)	—
Maturities of available-for-sale securities	—	2,000
Purchases of property and equipment	(906)	(29)
Proceeds from the disposal of property and equipment	16	419

Net cash (used in) provided by investing activities	(10,033)	2,390

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants and exercise of stock options and stock purchase rights	6,414	21,782
Payment of contingent payments to Symphony Allegro Holdings, LLC	(10,000)	(5,000)
Change in restricted cash	5,051	(7,847)
Payments of financing obligations	(3,308)	(2,975)

Net cash provided by financing activities	(1,843)	5,960

Net (decrease) increase in cash and cash equivalents	8,138	3,624
Cash and cash equivalents at beginning of period	17,715	14,902

Cash and cash equivalents at end of period	$25,853	$18,526

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

Business

Alexza Pharmaceuticals, Inc. (the “Company”), was incorporated in the state of Delaware on December 19, 2000 as FaxMed, Inc. In June 2001, the Company changed its name to Alexza Corporation and in December 2001 became Alexza Molecular Delivery Corporation. In July 2005, the Company changed its name to Alexza Pharmaceuticals, Inc.

The Company is a pharmaceutical development company focused on the research, development, and commercialization of novel proprietary products for the acute treatment of central nervous system conditions. The Company’s first commercial product, ADASUVE®, or Staccato® loxapine, and its product candidates are all based on the Staccato system, a proprietary technology developed by the Company. The Company’s facilities and employees are currently located in the United States, and the Company operates in one business segment.

In May 2013, the Company entered into a License and Supply Agreement (the “Teva Agreement”) with Teva Pharmaceuticals USA, Inc. (“Teva”) to provide Teva with an exclusive license to develop and commercialize ADASUVE in the U.S. (see Note 10). The Company has an existing Collaboration, License and Supply Agreement (the “Ferrer Agreement”) with Grupo Ferrer Internacional, S.A. (“Ferrer”) for the commercialization of ADASUVE in Europe, Latin American, Russia and the Commonwealth of Independent States countries (see Note 10).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2013.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Significant Risks and Uncertainties

The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. As of June 30, 2013, the Company had cash, cash equivalents and marketable securities of $35.0 million and working capital of $20.9 million. The Company believes that, based on its cash, cash equivalents and marketable securities balance at June 30, 2013, estimated product revenues and royalties associated with the sale of ADASUVE, proceeds available under the Convertible Promissory Note and Agreement to Lend with Teva (the “Teva Note”, see Note 8) and its current expected cash usage, it has sufficient capital resources to meet its anticipated cash needs into the third quarter of 2014. The Company plans to raise additional capital to fund its operations and working capital, to develop its product candidates and to continue the development of its commercial manufacturing capabilities. In addition to product revenues, royalties and milestone payments, the Company plans to finance its operations through the sale of equity securities, utilization of debt arrangements, such as the Teva Note (see Note 8), or additional distribution or licensing collaborations. Such funding may not be available or may be on terms that are not favorable to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. Prior to the second quarter of 2013, the Company’s revenue consisted primarily of amounts earned from collaboration agreements and under research grants with the National Institutes of Health. Beginning in the second quarter of 2013, the Company also had revenue from product sales.

For collaboration agreements, revenues for non-refundable upfront license fee payments where the Company continues to have performance obligations are recognized as performance occurs and obligations are completed. Revenues for non-refundable upfront license fee payments where the Company does not have significant future performance obligations are recognized when the agreement is signed and the payments are due. See Note 10 for a description of the Company’s collaboration agreements.

For multiple element arrangements, such as collaboration agreements in which a collaborator may purchase several deliverables, each deliverable is accounted for as a separate unit of accounting if both of the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The Company evaluates how the consideration should be allocated among the units of accounting and allocates revenue to each non-contingent element based upon the relative selling price of each element. The Company determines the relative selling price for each deliverable using (i) vendor-specific objective evidence (“VSOE”) of selling price, if it exists; (ii) third-party evidence (“TPE”) of selling price, if it exists; or (iii) the Company’s best estimated selling price for that deliverable if neither VSOE nor TPE of selling price exists for that deliverable. Revenue allocated to each element is then recognized when the basic four revenue recognition criteria described above are met for each element.

For milestone payments received in connection with its collaboration agreements, the Company has elected to adopt the milestone method of accounting under Financial Accounting Standards Board Accounting Standards Codification 605-28, Milestone Method. Under the milestone method, revenues for payments which meet the definition of a milestone will be recognized as the respective milestones are achieved.

Product revenue is recognized as follows:

•

Persuasive Evidence of an Arrangement. The Company currently sells product through license and supply agreements with its collaborators, Ferrer and Teva. Persuasive evidence of an arrangement is generally determined by the receipt of an approved purchase order from the collaborator in connection with the terms of the license and supply agreements.

•

Delivery. Typically, ownership of the product passes to the collaborator upon shipment. The Company’s current license and supply agreements also provide its collaborators with an acceptance period during which they may reject any product which does not conform to agreed-upon specifications. As ADASUVE is a new product, a new technology and the Company’s first product to be commercialized and therefore the Company does not have a history of producing product to collaborator specifications, the Company will not consider delivery to have occurred until after the collaborator acceptance period has ended or the collaborator has affirmatively accepted the product. Once the Company has demonstrated over the course of time an ability to produce the product reliably to collaborator specifications, the Company will consider delivery to have occurred upon shipment.

•

Sales Price Fixed or Determinable. Sales prices for product shipments are determined by the license and supply agreements and documented in the purchase orders. The Company’s collaborators do not have any product return or replacement rights, including for expired products.

•

Collectability. Payment for the product is contractually obligated under the license and supply agreements. The Company will monitor payment histories for its collaborators and specific issues as they arise to determine whether collection is probable for a specific transaction and defer revenue as necessary.

Royalty revenue from the Company’s collaboration agreements will be recognized as the Company receives information from its collaborators regarding product sales.

Significant management judgment is used in the determination of revenue to be recognized and the period in which it is recognized.

Inventory

Inventory is stated at standard cost, which approximates actual cost, determined on a first-in first-out basis, not in excess of market value. Inventory includes the direct costs incurred to manufacture products combined with allocated manufacturing overhead, which consists of indirect costs, including labor and facility overhead. The Company is in the early stages of commercialization and has incurred significantly higher than normal indirect costs in the production of its inventory due to start-up manufacturing costs and low production volumes. The carrying cost of inventory is reduced so as to not be in excess of the market value of the inventory as determined by the contractual transfer prices to Ferrer and Teva. The excess over the market value is written off to cost of goods sold. All costs associated with the ADASUVE manufacturing process incurred prior to the approval of ADASUVE in December 2012 were expensed as a component of research and development expense.

ADASUVE has been approved for sale by the U.S. and EU. If information becomes available that suggests that all or certain of the inventory may not be realizable, the Company may be required to expense a portion or all of the capitalized inventory into cost of goods sold. Inventory, which is stated at the lower of cost or estimated market value, consists of the following at June 30, 2013 (in thousands):

Raw materials	$1,064
Work in process	24
Finished goods	188

Inventory	$1,276

3. Equity Transactions

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

Equity Line of Credit

In July 2012, the Company entered into a committed equity line of credit with Azimuth Opportunity, L.P. (“Azimuth”) pursuant to which the Company was granted the ability to sell up to $20 million of its common stock over an approximately 24-month period pursuant to the terms of a Common Stock Purchase Agreement (the “Purchase Agreement”). In addition to the foregoing amounts, in consideration for the performance of Azimuth’s obligations under the Purchase Agreement, the Company issued to Azimuth 80,429 shares of its common stock on July 23, 2012. In August and September 2012, the Company utilized $13.6 million under the facility by issuing 3,489,860 shares of its common stock to Azimuth at an average price of $3.88 per share, which resulted in $13.4 million in net proceeds to the Company. In May 2013, the Company utilized the remaining $6.4 million available under the facility by issuing 1,437,481 shares of its common stock to Azimuth at an average price of $4.48 per share, which resulted in $6.3 million of net proceeds to the Company. Shares were issued to Azimuth at a discount of 5% to the volume-weighted average price of the Company’s common stock over a preceding period of trading days. Shares sold under this facility were sold pursuant to a shelf registration statement declared effective by the SEC on July 3, 2012.

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, and marketable securities) by major security type and liability measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$11,305	$—	$—	$11,305
Corporate debt securities	—	23,302	—	23,302

Total assets	$11,305	$23,302	$—	$34,607

Liabilities
Contingent consideration liability	$—	$—	$42,000	$42,000

Total liabilities	$—	$—	$42,000	$42,000

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$17,307	$—	$—	$17,307

Total assets	$17,307	$—	$—	$17,307

Liabilities
Contingent consideration liability	$—	$—	$9,600	$9,600

Total liabilities	$—	$—	$9,600	$9,600

Cash equivalents and marketable securities

The following table outlines the amortized cost, fair value and unrealized gain/(loss) for the Company’s financial assets by major security type as of June 30, 2013 (in thousands):

June 30, 2013	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$11,305	$11,305	$—
Corporate debt securities	23,297	23,302	5

Total	34,602	34,607	5
Less amounts classified as cash equivalents	(25,459)	(25,459)	—

Total marketable securities	$9,143	$9,148	$5

The Company did not have any unrealized gains or losses at December 31, 2012. The Company had no sales of marketable securities during the three and six months ended June 30, 2013 or 2012. As of June 30, 2013, all of the Company’s marketable securities had original maturity dates of less than 1 year.

The Company’s available-for-sale debt securities are valued utilizing a multi-dimensional relational model. Inputs, listed in approximate order of priority for use when available, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

Contingent Consideration Liability

In connection with the exercise of the Company’s option to purchase all of the outstanding equity of Symphony Allegro, Inc. (“Allegro”) in 2009, the Company is obligated to make contingent cash payments to the former Allegro stockholders related to certain payments received by the Company from future collaboration agreements pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam). In order to estimate the fair value of the liability associated with the contingent cash payments, the Company prepared several cash flow scenarios for ADASUVE, AZ-104 and AZ-002, which are subject to the contingent payment obligation. Each potential cash flow scenario consisted of assumptions of the range of estimated milestone and license payments potentially receivable from such collaborations and assumed royalties received from future product sales. Based on these estimates, the Company computed the estimated payments to be made to the former Allegro stockholders. Payments were assumed to terminate upon the expiration of the related patents.

The projected cash flow assumptions for ADASUVE in the United States are based on the Teva Agreement (see Note 10) and internally and externally developed product sales forecasts. The timing and extent of the projected cash flows for ADASUVE for the territories licensed to Ferrer are based on the Ferrer Agreement (see Note 10). The timing and extent of the projected cash flows for the remaining territories for ADASUVE and worldwide territories for AZ-002 and AZ-104 were based on internal estimates for potential milestones and multiple product royalty scenarios and are also consistent in structure to the most recently negotiated collaboration agreements.

The Company then assigned a probability to each of the cash flow scenarios based on several factors, including: the product candidate’s stage of development, preclinical and clinical results, technological risk related to the successful development of the different drug candidates, estimated market size, market risk and potential collaboration interest to determine a risk adjusted weighted average cash flow based on all of these scenarios. These probability and risk adjusted weighted average cash flows were then discounted utilizing the Company’s estimated weighted average cost of capital (“WACC”). The Company’s WACC considered the Company’s cash position, competition, risk of substitute products, and risk associated with the financing of the development projects. During the three months ended June 30, 2013, the Company reduced the discount rate from 18.0% to 16.5% to reflect the Company’s current estimated WACC. The change in discount rate increased the net loss for the three and six months ended June 30, 2013 by approximately $3,600,000 or $0.22 per share.

This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 measurements are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value.

The Company records any changes in the fair value of the contingent consideration liability in earnings in the period of the change. Certain events including, but not limited to, the timing and terms of any collaboration agreement, clinical trial results, approval or non-approval of any future regulatory submissions and the commercial success of ADASUVE, AZ-104 or AZ-002 could have a material impact on the fair value of the contingent consideration liability, and as a result, the Company’s results of operations and financial position for the impacted period.

During the three and six months ended June 30, 2013, the Company modified the assumptions regarding the timing and amount of certain cash flows primarily to reflect the increased probability that the Company would license the U.S. commercialization rights to ADASUVE to a third party in the first quarter and the impact of the actual licensing and the terms of the Teva Agreement in the second quarter. These changes in assumptions, the change in the WACC in the second quarter described above, the projected U.S. ADASUVE launch date in the first quarter of 2014 and the effects of the passage of three and six months on the present value computation resulted in an increase to the net loss of $31,500,000 and $42,400,000, or $1.92 and $2.64 per share, for the three and six months ended June 30, 2013, respectively.

During the three and six months ended June 30, 2012, the Company modified the assumptions regarding the timing and amount of certain cash flows primarily to reflect the three month extension of the review by the U.S. Food and Drug Administration (the “FDA”) of the Company’s ADASUVE New Drug Application (“NDA”) from February 4, 2012 to May 4, 2012 and the receipt of the Complete Response Letter for the ADASUVE NDA in May 2012. This change in assumptions and the effects of the passage of time on the present value computation resulted in a decrease to the net loss of $200,000 and $1,200,000, or $0.02 and $0.11 per share, for the three and six months ended June 30, 2012.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Beginning balance	$20,500	$10,500	$9,600	$16,500
Payments made	(10,000)	—	(10,000)	(5,000)
Adjustments to fair value measurement	31,500	(200)	42,400	(1,200)

Ending balance	$42,000	$10,300	$42,000	$10,300

Financing Obligations

The Company has estimated the fair value of its financing obligations (see Note 8) using the net present value of the payments discounted at an interest rate that is consistent with its estimated current borrowing rate for similar long-term debt. The Company believes the estimates used to measure the fair value of the financing obligations constitute Level 3 inputs.

At June 30, 2013 and December 31, 2012, the estimated fair value of the Company’s financing obligations was $3,150,000 and $6,254,000, respectively and had book values of $3,228,000 and $6,461,000, respectively. The Company’s payment commitments associated with these debt instruments may vary with changes in interest rates and are comprised of interest payments and principal payments. The fair value of the Company’s debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

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

The 2005 Plan provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 2% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or (ii) 100,000 shares of common stock. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On each of January 1, 2013 and 2012 an additional 100,000 shares of the Company’s common stock were reserved for issuance under this provision. In May 2013, the Company’s stockholders approved an amendment to the 2005 Plan to increase the shares reserved by an additional 2,200,000 shares.

2005 Non-Employee Directors’ Stock Option Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and authorized for issuance thereunder 25,000 shares of common stock. The Directors’ Plan provides for the automatic grant of non-statutory stock options to purchase shares of common stock to the Company’s non-employee directors, which vest over four years and have a term of 10 years. The Directors’ Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On each of January 1, 2013 and 2012 an additional 19,812 and 20,000 shares, respectively, of the Company’s common stock were reserved for issuance under this provision. In May 2013, the Company’s stockholders approved an amendment to the Directors’ Plan to increase the shares reserved by an additional 200,000 shares.

The following table sets forth the summary of option activity under the Company’s share-based compensation plans for the six months ended June 30, 2013:

	Outstanding Options
		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 1, 2013	1,038,245	$12.24
Options granted	1,202,730	4.45
Options exercised	—	—
Options canceled	(252,391)	9.67

Outstanding at June 30, 2013	1,988,584	7.85

There was no intrinsic value of options exercised during the six months ended June 30, 2013.

The following table sets forth the summary of restricted stock unit activity under the Company’s share-based compensation plans for the six months ended June 30, 2013:

		Weighted
	Number	Average
	Of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2013	—	$—
Granted	590,495	4.67
Released	(17,795)	4.20
Forfeited	(45,750)	4.68

Outstanding at June 30, 2013	526,950	4.68

As of June 30, 2013, 1,096,767 and 157,215 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.

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

Pursuant to the ESPP, an additional 75,000 and 72,136 shares were reserved for issuance on January 1, 2013 and 2012, respectively. The Company issued 18,843 shares at a weighted average price of $3.65 under the ESPP during the three and six months ended June 30, 2013 and 2,978 shares at a weighted average price of $5.30 under the ESPP during the three and six months ended June 30, 2012. At June 30, 2013, 110,283 shares were available for issuance under the ESPP.

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

Valuation of Stock Options, Restricted Stock Units and Stock Purchase Rights

During the three and six months ended June 30, 2013 and 2012, the per share weighted average fair value of employee stock options granted were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock Options	$3.47	$2.57	$3.46	$2.78
Restricted Stock Units	4.68	4.40	4.67	4.96
Stock Purchase Rights	1.41	3.31	1.53	4.23

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock Option Plans
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	100%	99%	100%	99%
Risk-free interest rate	0.84%	0.71%	0.77%	0.73%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan
Expected term	0.5 years	0.5 years	0.5 years	0.6 years
Expected volatility	63%	135%	70%	97%
Risk-free interest rate	0.12%	0.15%	0.13%	0.13%
Dividend yield	0%	0%	0%	0%

The estimated fair value of restricted stock units awards is calculated based on the market price of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the restricted stock unit. The Company’s estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

As of June 30, 2013, there was $5,097,000, $2,091,000 and $48,000 of total unrecognized compensation expense related to unvested stock option awards, restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 2.0 years, 3.7 years, and 0.3 years, respectively.

7. Net Loss per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share calculation for the three and six months ended June 30, 2013 and 2012 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock options	1,526,083	632,571	1,363,470	703,684
Restricted stock units	263,475	208,159	175,650	177,851
Warrants to purchase common stock	6,462,066	6,462,082	6,462,066	4,995,421

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

Teva Pharmaceuticals USA, Inc.

In May 2013, concurrent with the Teva Agreement, the Company entered into the Teva Note. Under the terms of the Teva Note, the Company may, upon written notice to Teva, draw upon the Teva Note to fund agreed operating budgets related to ADASUVE. The aggregate draw-downs may total up to $25 million and will be due and payable on the fifth anniversary of the signing of the Teva Note. The Company may prepay, from time to time, up to one-half of the total amounts advanced plus the related interest outstanding at any time prior to the maturity date. At the maturity date, Teva will have the right to convert the then outstanding amounts into shares of the Company’s common stock at a conversion price of $4.4833. The Teva Note bears simple interest of 4% per year. The Company has two years from the effective date of the Teva Note to receive advances. As of June 30, 2013, the Company had not requested any advances under the Teva Note.

Future scheduled principal payments under the debt obligations as of June 30, 2013 are as follows (in thousands):

Total
2013 - remaining 6 months	2,466
2014	781

Total	$3,247

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

For revenue recognition purposes, the Company viewed the Cypress Agreement as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items exist. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company was unable to allocate a fair value to each of the deliverables outlined in the Cypress Agreement and therefore accounted for the deliverables as a single unit of accounting. The Company has not recognized revenues under the Cypress Agreement in 2013 and recognized $0 and $1,259,000 of revenue under the Cypress Agreement in the three and six months ended June 30, 2012, respectively. At June 30, 2013, the Company had no deferred revenues related to the Cypress Agreement.

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

Grupo Ferrer Internacional, S.A.

On October 5, 2011, the Company and Ferrer entered into the Ferrer Agreement to commercialize ADASUVE in Europe, Latin America, Russia and the Commonwealth of Independent States countries (the “Ferrer Territories”). Under the terms of the Ferrer Agreement, the Company received an upfront cash payment of $10 million, of which $5 million was paid to the former Allegro stockholders (see above in Note 2). The Ferrer Agreement provided for up to an additional $51 million in additional milestone payments, contingent on Marketing Authorization Application (“MAA”) approval, individual country commercial sales initiation and royalty payments based on cumulative net sales targets in the Ferrer Territories. The Company was responsible for filing and obtaining approval of the ADASUVE MAA submitted to the European Medicines Agency (“EMA) for an opinion regarding the potential approval of ADASUVE and subsequent decision by the European Commission (“EC”). The Company is also responsible for all post-approval clinical studies required to be performed by the EMA and EC. Ferrer will be responsible for satisfaction of all other regulatory and pricing requirements to market and sell ADASUVE in the Ferrer Territories. Ferrer will have the exclusive rights to commercialize the product in the Ferrer Territories. The Company will supply ADASUVE to Ferrer for all of its commercial sales, and will receive a specified per-unit transfer price paid in Euros. Either party may terminate the Ferrer Agreement for the other party’s uncured material breach or bankruptcy. The Ferrer Agreement continues in effect on a country-by-country basis until the later of the last to expire patent covering ADASUVE in such country or 12 years after first commercial sale. The Ferrer Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

In March 2012, the Company entered into an amendment to the Ferrer Agreement. Ferrer and the Company agreed to eliminate the potential MAA approval milestone payment in exchange for Ferrer’s purchase of 241,936 shares ($3 million) of the Company’s common stock for $12.40 per share, which reflected a premium on the fair value of the Company’s common stock of approximately $1,452,000.

The Company evaluated whether the delivered elements under the Ferrer Agreement have value on a stand-alone basis and allocated revenue to the identified units of accounting based on relative fair value. The Company determined that the license and the development and regulatory services are a single unit of accounting as the licenses were determined to not have stand-alone value. The Company has begun to deliver all elements of the arrangement and is recognizing the $10 million upfront payment as revenue ratably over the estimated performance period of the agreement of four years. The $1,452,000 premium received from the sale of common stock to Ferrer is additional consideration received pursuant to the Ferrer Agreement and does not pertain to a separate deliverable or element of the arrangement, and thus is being deferred and recognized as revenue in a manner consistent with the $10 million upfront payment.

The Company is eligible to receive up to $48 million of additional payments related to first commercial sales in nine (9) identified countries and to cumulative net sales targets in the Ferrer Territories. The cumulative net sales targets will be recognized as royalty revenue when each target is earned and payable to the Company. The first commercial sales payments will be recognized utilizing the milestone method of revenue recognition. The Company believes each of these milestones is substantive as there is uncertainty that the milestones will be met, the milestone can only be achieved as a result of the Company’s past and current performance and the achievement of the milestone will result in additional payment to the Company. The Company will recognize milestone revenue upon first commercial sales in each of these identified countries.

During the three and six months ended June 30, 2013, the Company recognized $728,000, 1,457,000, respectively, of license revenue related to the Ferrer Agreement, and license revenue of $729,000 and $1,354,000, respectively, in the same periods of 2012. At June 30, 2013 the Company had deferred revenue of $6,558,000 related to the Ferrer Agreement.

Teva Pharmaceuticals USA, Inc.

In May 2013, the Company entered into the Teva Agreement to provide Teva with an exclusive license to develop and commercialize ADASUVE in the U.S. Under the terms of the Teva Agreement, Teva will be responsible for all U.S. development, regulatory and commercialization activities for ADASUVE, including the U.S. post-approval clinical studies and any additional clinical trials for new indications. Teva has the full right to sublicense its rights and obligations under the Teva Agreement. The Company is responsible for manufacturing and supplying ADASUVE to Teva for clinical trials and commercial sales. Teva has the exclusive rights to commercialize ADASUVE in the U.S. and the co-exclusive rights (with the Company and its affiliates) to manufacture the product.

The Company received an upfront cash payment of $40 million from Teva, $10 million of which was paid to the former stockholders of Allegro. The Company is eligible to receive up to $195 million in additional payments contingent on Teva’s successful completion of the ADASUVE post-approval studies in the U.S. and Teva achieving specified net sales targets. In addition to these payments, the Company will supply ADASUVE to Teva for all of its clinical trials and commercial sales, and the Company will receive a specified per-unit transfer price in an amount of the greater of the Company’s costs of commercial production or a specified per-unit price. Teva will make tiered royalty payments based on net commercial sales of ADASUVE in the U.S.

Unless earlier terminated, the Teva Agreement continues in effect until the later of the last to expire patent covering ADASUVE in the U.S. or a specified number of years after first commercial sale. The Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party. Teva may also terminate the Teva Agreement in the event the FDA requires withdrawal or suspension of ADASUVE from the market due to safety reasons or, subject to a specified period of notice, for Teva’s convenience at any time following the first anniversary of the Teva Agreement.

The Company evaluated whether the delivered elements under the Teva Agreement have value on a stand-alone basis and allocated revenue to the identified units of accounting based on relative fair value. The Company determined that the license fees are a single unit of accounting and valued the license based on its best estimate of selling price, as VSOE and TPE of the selling price could not be determined. The selling price was estimated using discounted projected cash flows related to the licensed territory. The Company has delivered the license to Teva and recognized the $40 million non-refundable upfront payment as revenue.

As described in Note 8, in connection with the Teva Agreement, the Company received a right-to-borrow under the Teva Note. The Company has the ability to draw on the Teva Note in amounts not to exceed $25 million, over a two year period. As outlined in Note 8, the Teva Note has a fixed conversion price and interest rate. This right-to-borrow was considered additional consideration provided by Teva to the Company pursuant to the Teva Agreement. The Company performed an analysis using a Monte Carlo simulation model with a volatility rate of 70% and an estimated debt yield of 15%. Based on this analysis, the Company determined that the fair value of this right-to-borrow was $2.8 million. The Company recorded this amount as revenue and as an other asset upon entering into the Teva Note. The asset is being amortized to interest expense over the two year period during which the Company is able to exercise the right-to-borrow. As the Company draws on the Teva Note, the relative portion of the unamortized right-to-borrow will be accounted for as a cost of borrowing and be amortized over the life of the borrowing. The Company recorded $207,000 in interest expense related to the right-to-borrow in the second quarter of 2013.

The Company is eligible to receive up to $195 million of additional payments from Teva related to the successful completion of the ADASUVE post-approval studies in the U.S. and Teva achieving specified net sales targets. The payments related to net sales targets will be recognized as royalty revenue when each target is earned and payable to the Company. The payment related to the completion of the ADASUVE post-approval studies will be recognized upon completion of the study when the payment is earned and payable to the Company.

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

In June 2010 and February 2011, the Company entered into agreements to amend the terms of the Manufacture Agreement (together the “Amendments”). Under the terms of the first Amendment, the Company paid Autoliv $4 million and issued Autoliv a $4 million unsecured promissory note in return for a production line for the commercial manufacture of Chemical Heat Packages. Each production line is comprised of two identical and self-sustaining “cells,” and the first such cell was completed, installed and qualified in connection with such Amendment. Under the terms of the second Amendment, the original $4 million note was cancelled and a new note was issued with a reduced principal amount of $2.8 million (the “New Note”), and production on the second cell ceased. The New Note is payable in 48 equal monthly installments of approximately $68,000. In the event that the Company requests completion of the second cell of the first production line for the commercial manufacture of Chemical Heat Packages, Autoliv will complete, install and fully qualify such second cell for a cost to the Company of $1.2 million and Autoliv will transfer ownership of such cell to the Company upon the payment in full of such $1.2 million and the New Note.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding: the ability of us and our collaborators to effectively and profitably commercialize ADASUVE, the timing of the commercial launch of ADASUVE, our collaborators’ and our ability to implement and assess the ADASUVE REMS program, the adequacy of our capital to support our operations, our ability to raise additional funds and the potential terms of such potential financings, the timing and outcome of the ADASUVE post-marketing studies, the prospects of us receiving approval to market ADASUVE in Latin America, Russia, the Commonwealth of Independent States countries and other countries, the implications of interim or final results of our clinical trials, the progress and timing of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of our product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures and the sufficiency of our cash resources. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

For the U.S. market, Teva Pharmaceuticals USA, Inc., or Teva, is our exclusive commercial collaborator for ADASUVE. Grupo Ferrer Internacional S.A., or Ferrer, is our exclusive commercial collaborator for ADASUVE in Europe, Latin America, Russia and the Commonwealth of Independent States countries, or the Ferrer Territories. In July 2013, Ferrer launched ADASUVE in the EU with the first commercial sale in Germany. We expect Ferrer to launch ADASUVE in additional EU countries before year-end and to continue the EU launch into 2014. We are projecting ADASUVE to be launched by Teva in the U.S. no earlier than the first quarter of 2014. We continue to seek additional strategic collaborations to commercialize ADASUVE in the territories outside of the U.S. and the Ferrer Territories.

We have one product candidate in active development, AZ-002 (Staccato alprazolam), which is being developed for the treatment of acute repetitive seizures. We anticipate initiating a Phase 2a proof-of-concept clinical trial of AZ-002 in the fourth quarter of 2013.

Our development pipeline not currently in active development includes: (i) AZ-007 (Staccato zaleplon) for the treatment of insomnia in patients who have difficulties falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep, (ii) AZ-104 (Staccato loxapine, low-dose) for the treatment of patients suffering from acute migraine headaches, (iii) AZ-003 (Staccato fentanyl) for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes and (iv) Staccato nicotine which is designed to help smokers quit by addressing both the chemical and behavioral components of nicotine addiction by delivering nicotine replacement via inhalation. Staccato nicotine is licensed to Ramius Value and Opportunity Advisors LLC; Royalty Pharma, U.S. Partner, LP; Royalty Pharma U.S. Partners 2008, LP; and RP Investment Corporation, or collectively, Royalty Pharma. We expect to conduct a review of our current development pipeline, as well as new product candidates and indications, to identify, evaluate and prioritize potential additional product candidates for development.

We have retained all rights to the Staccato system and to our product candidates other than ADASUVE. We intend to develop certain product candidates internally and to identify external resources to develop and commercialize other product candidates.

We believe that, based on our cash, cash equivalents and marketable securities balance at June 30, 2013, proceeds available under the Teva Convertible Promissory Note and Agreement to Lend, or the Teva Note, estimated product revenues, royalties and milestone payments associated with the sale of ADASUVE and our current projected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the third quarter of 2014. We may not be able to raise additional sufficient capital on acceptable terms, or at all, to commercialize ADASUVE or continue development of our other product candidates or to continue operations and we may not be able to execute any strategic transaction.

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

In May 2013, we entered into a License and Supply Agreement with Teva, or the Teva Agreement, to provide Teva with an exclusive license to develop and commercialize ADASUVE in the U.S. Under the terms of the Teva Agreement, Teva will be responsible for all U.S. development, regulatory and commercialization activities for ADASUVE, including the U.S. post-approval clinical studies and any additional clinical trials for new indications. We will be responsible for manufacturing and supplying ADASUVE to Teva for clinical trials and commercial sales. Teva will have the exclusive rights to commercialize ADASUVE in the U.S. and the co-exclusive rights (with Alexza and its affiliates) to manufacture the product.

We received an upfront cash payment of $40 million, $10 million of which was paid to the former stockholders of Symphony Allegro, Inc., or Allegro, and we are eligible to receive up to $195 million in additional payments contingent on successful completion of the ADASUVE post-approval studies in the U.S. and achievement of specified net sales targets. In addition to these payments, we will receive a specified per-unit transfer price based on the greater of our costs of commercial production or a specified per-unit price. Teva will make tiered royalty payments based on net commercial sales of ADASUVE in the U.S.

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

Concurrent with the signing of the Teva Agreement, we entered into the Teva Note. Under the terms of the Teva Note, we may, upon written notice to Teva, receive advances to fund an agreed operating budget related to ADASUVE. The aggregate advances may total up to $25 million and will be due and payable on the fifth anniversary of the Note. We may prepay, from time to time, up to one-half of total amounts advanced and interest outstanding at any time prior to the maturity date. At the maturity date, Teva will have the right to convert the then outstanding advance amounts at a conversion price of $4.4833. The Note bears simple interest of 4% per year.

Commercialization Strategy — European Union and additional Ferrer Territory Countries

In February 2013, the EC granted marketing authorization for ADASUVE (Staccato loxapine). In the EU, ADASUVE, 4.5 mg and 9.1 mg inhalation powder loxapine, pre-dispensed, is authorized for the rapid control of mild-to-moderate agitation in adult patients with schizophrenia or bipolar disorder. The ADASUVE marketing authorization requires that patients receive regular treatment immediately after control of acute agitation symptoms, and that ADASUVE is administered only in a hospital setting under the supervision of a healthcare professional. The ADASUVE marketing authorization also recommends that a short-acting beta-agonist bronchodilator treatment be available for treatment of possible severe respiratory side-effects (bronchospasm). The EC delivered the marketing authorization for ADASUVE on the basis of the positive opinion issued by the European Medicines Agency, or EMA, in December 2012 and is valid in all 28 EU Member States, plus Iceland, Liechtenstein and Norway.

As a condition of the ADASUVE marketing authorization in the EU, we have several post-approval commitments including, (i) a benzodiazepine interaction study, (ii) a controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, (iii) an observational clinical trial, and (iv) a drug utilization clinical trial. In October 2011, we entered into a commercial collaboration with Ferrer pursuant to a Collaboration, License and Supply Agreement, or the Ferrer Agreement, to commercialize ADASUVE in the Ferrer Territories. Under the terms of the Ferrer Agreement, in January 2012 we received an upfront cash payment of $10 million, $5 million of which was paid to the former stockholders of Allegro. We are eligible to receive up to $48 million in additional milestone payments contingent on individual country commercial sales initiation and cumulative net sales targets. Ferrer has the exclusive rights to commercialize ADASUVE in the Ferrer Territories. We will supply ADASUVE to Ferrer for all of its commercial sales, and will receive a specified per-unit transfer price. In June 2013, we shipped the first commercial units of ADASUVE to Ferrer and in July 2013, Ferrer sold the first commercial unit of ADASUVE in Germany.

We were responsible for gaining initial EU approval for ADASUVE and are responsible for specific EU post-approval commitments following approval. Ferrer is responsible for satisfying all other regulatory and pricing reimbursement requirements to market and sell ADASUVE in the EU countries and the non-EU countries of the Ferrer Territories. We expect the registration dossiers for the non-EU countries in the Ferrer Territories will be submitted before the end of 2013.

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

Commercialization Strategy — Other Territories

We continue to seek additional strategic collaborations to commercialize ADASUVE in the territories outside of the U.S. and the Ferrer Territories.

Financing update

On July 20, 2012, we entered into a committed equity line of credit with Azimuth Opportunity, L.P., or Azimuth, pursuant to which we were granted the ability to sell up to $20 million of our common stock over an approximately 24-month period pursuant to the terms of a Common Stock Purchase Agreement, or the Purchase Agreement, at a discount of 5% to the volume-weighted average price of our common stock over a preceding period of trading days. In addition to the foregoing amounts, in consideration for the performance of Azimuth’s obligations under the Purchase Agreement, we issued to Azimuth 80,429 shares of our common stock on July 23, 2012. In August and September 2012, we utilized $13.6 million under the facility by issuing 3,489,860 shares of our common stock to Azimuth at an average price of $3.88 per share, which resulted in $13.4 million in net proceeds. In May 2013, we utilized the remaining $6.4 million available under the facility by issuing 1,437,481 shares of our common stock to Azimuth at an average price of $4.48 per share, which resulted in $6.3 million of net proceeds to us. Shares sold under this facility were sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission, or SEC, on July 3, 2012.

We have retained all rights to the Staccato system and our product candidates other than those for ADASUVE. We intend to capitalize on our internal resources to develop certain product candidates and to identify routes to utilize external resources to develop and commercialize other product candidates.

We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, equipment financings, debt financings and government grants. We expect to begin to have material product sales in the second half of 2013 and do not expect any material royalty revenue until at least the first quarter of 2014.

We have incurred significant losses since our inception. As of June 30, 2013, our accumulated deficit was $356.1 million and total stockholders’ deficit was $11.0 million. We recognized net losses of $21.5 million, $28.0 million, $40.5 million, and $1.5 million in the six months ended June 30, 2013 and in the years ended December 31, 2012, 2011 and 2010, respectively. Beginning in the second quarter of 2013, we recognized product revenues related to the sale of ADASUVE product samples in the EU and expect to earn product and royalty revenues related to sales of ADASUVE in the U.S beginning no earlier than the first quarter of 2014. We expect our expenses to increase in the second half of 2013 as we continue to ramp up our commercial manufacturing of ADASUVE and continue to undertake the required efforts to meet our post-approval commitments to the EC.

ADASUVE is our only product approved for commercialization. In the United States, ADASUVE must be administered only in healthcare facilities enrolled in the ADASUVE REMS program that have immediate access on-site to equipment and personnel trained to manage acute bronchospasm, including advanced airway management (intubation and mechanical ventilation). If Teva is not able to successfully commercialize ADASUVE in the U.S., or if Ferrer is not able to successfully commercialize ADASUVE in the Ferrer Territories, our ability to generate revenue will be jeopardized and, consequently, our business will be seriously harmed.

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long-term success. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. We plan to seek additional collaborators for the worldwide development and commercialization for all of our product candidates. If we enter into additional collaboration agreements, third parties could have control over preclinical development, clinical trials or the regulatory process for some of our product candidates. Accordingly, the progress of such product candidate would not be under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to any future collaboration agreements or how such arrangements would affect our development plans or capital requirements. We anticipate that we and any collaborators will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential.

As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments, and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. While we are currently focused on developing our product candidates, we anticipate that we and our collaborators will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2013 and 2012

Revenue

Revenues for the three and six months ended June 30, 2013 were $43,635,000 and $44,364,000, respectively. Revenues in the same periods in 2012 were $728,000 and $2,612,000, respectively. During the three months ended June 30, 2013, we recognized $40 million in revenues associated with the upfront payment and $2.8 million from the right-to-borrow asset associated with the Teva Agreement and $106,000 of product revenues for samples shipped to Ferrer. We also recognized $729,000 and $1,458,000 of revenues related to the amortization of upfront payments related to our commercial collaboration with Ferrer during the three and six months ended June 30, 2013, respectively, and $728,000 and $1,354,000 in the same periods in 2012, respectively. In the six months ended June 30, 2012, we recognized revenues related to our commercial license and development agreement with Cypress Bioscience, Inc., or Cypress, now Royalty Pharma, signed in August 2010. We expect product revenues to increase in the second half of 2013 and to begin to recognize royalty revenues from Teva beginning no earlier than the first quarter of 2014.

Cost of Goods Sold

Costs of Goods Sold include the direct costs incurred to manufacture products sold combined with allocated manufacturing overhead, which consists of indirect costs, including labor and facility overhead. We are in the early stages of commercialization and have incurred significantly higher than normal indirect costs in the production of our inventory due to manufacturing start-up costs and low production volumes and expect to continue to incur higher than normal indirect costs until we get closer to our normal manufacturing capacity. The carrying cost of inventory is reduced so as to not be in excess of market value as determined by the contractual transfer prices to Ferrer and Teva. These amounts are written off to cost of goods sold. All costs associated with the manufacturing process incurred prior to the approval of ADASUVE in December 2012 were expensed as a component of research and development expense. Cost of goods sold for the three and six months ended June 30, 2013 consist mainly of start-up and excess manufacturing costs during the period in addition to the cost of the units shipped to Ferrer. We expect our costs of goods sold to increase over the second half of 2013 as we ship product to Ferrer and Teva to support the commercialization of ADASUVE and continue to incur high indirect production costs.

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

The following table allocates our expenditures between product candidate costs or general research, based on our internal records and estimated allocations of employee time and related expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Product candidate expenses	$2,874	$4,036	$7,964	$8,610
General research	1,925	974	3,054	1,432

Total research and development expenses	$4,799	$5,010	$11,018	$10,042

The decrease in research and development expenses in the three months ended June 30, 2013 as compared to the same period in 2012 is primarily a result of expenses related to quality and manufacturing being classified as cost of goods sold in 2013. The increase in research and development expenses in the six months ended June 30, 2013 as compared to 2012 was a result of additional regulatory expenses related to the approval of the Marketing Authorization Application, or MAA, and costs associated with our post-approval commitments related to the MAA.

We expect research and development expenses will increase in the second half of 2013 as compared to the second quarter of 2013 due to higher clinical expenses related to AZ-002.

General and Administrative Expenses

General and administrative expenses were $4.8 million and $8.9 million during the three and six months ended June 30, 2013 and $2.9 million and $4.1 million in the same periods in 2012, respectively. The increase was partially due to pre-commercialization efforts such as market research, including pricing and market segmentation studies, during the three and six months ended June 30, 2013, a result of obtaining approval of our ADASUVE NDA in December 2012. During the six months ended June 30, 2012, we recognized a non-cash contra expense of $1.4 million related to the termination of our lease and associated subleases of one of our Mountain View facilities. The non-cash contra expense was a result of the reversal of deferred rent liability, net of the accelerated depreciation of the fixed assets, related to the facility.

We expect general and administrative expenses to decrease slightly from first half levels as Teva has assumed responsibility for certain development, pre-commercialization and commercialization efforts.

Change in the Fair Value of Contingent Consideration Liability

In connection with our acquisition of all of the outstanding equity of Allegro in the third quarter of 2009, we are obligated to pay the former stockholders of Allegro certain percentages of cash receipts that may be generated from future collaboration transactions for ADASUVE, AZ-104 and/or AZ-002. We measure the fair value of this contingent consideration liability on a recurring basis. Any changes in the fair value of this contingent consideration liability are recognized in earnings in the period of the change. Certain events, including, but not limited to, the timing and terms of a collaboration, clinical trial results, regulatory approval or nonapproval of our submissions, and the commercial success of ADASUVE, AZ-104, and/or AZ-002, could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations.

During the three and six months ended June 30, 2013, we updated the contingent liability fair value model primarily to reflect the impact of the terms of the Teva Agreement. We also reduced the discount rate used to compute the fair value of the contingent consideration liability from 18.0% to 16.5% to reflect the reduction in our estimated weighted average cost of capital. These changes resulted in non-operating, non-cash losses of $31.5 million and $42.4 million during the three and six months ended June 30, 2013.

During the three and six months ended June 30, 2012, we updated the contingent liability fair value model primarily to reflect the timing of certain cash flows as a result of the delay in our ADASUVE PDUFA goal date and the receipt of the Complete Response Letter for the ADASUVE NDA in May 2012. This update resulted in a non-operating, non-cash gain of $0.2 million and $1.2 million during the three and six months ended June 30, 2012.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net was $4,000 and $17,000 for the three and six months ended June 30, 2013, respectively, and $409,000 and $408,000 in the same periods in 2012, respectively. The amounts primarily represent income earned on our cash, cash equivalents, marketable securities and restricted cash. We expect interest income to continue to remain nominal through 2013 as we expect the low interest rate environment to continue.

Interest Expense

Interest expense was $372,000 and $594,000 for the three and six months ended June 30, 2013, respectively and $380,000 and $813,000 in the same periods in 2012, respectively. The amounts represent interest on our equipment financing obligations and term loan agreements. The amounts for the three and six months ended June 30, 2013 also include the amortization of the right-to-borrow asset received in connection with the Teva Note. Interest expense will be impacted by the timing of advances we receive under the Teva Note, if any, and the amortization of the right-to-borrow asset that was received in connection with the Teva Note.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, revenues primarily from licensing and development agreements, government grants, debt instruments and payments from Allegro. We have received additional funding from financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our 2005 Employee Stock Purchase Plan, or ESPP. As of June 30, 2013, we had $35.0 million in cash, cash equivalents, and marketable securities. Our cash, cash equivalents and marketable security balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Cash Flows from Operating Activities. Net cash provided by (used in) operating activities was $20.0 million and $(4.7) million during the six months ended June 30, 2013 and 2012, respectively. Cash flows from operating activities in the six months ended June 30, 2013 primarily reflect the receipt of the $40 million upfront payment related to the Teva Agreement and the overall net loss of $24.1 million adjusted for the $42.4 million non-cash loss related to the reduction of the contingent consideration liability, share-based compensation expense of $1.5 million and depreciation and amortization of $1.7 million. Cash flows from operating activities were also impacted by increases in accounts payable of $1.2 million and inventory of $1.3 million as we built inventory in anticipation of the commercial launch of ADASUVE and a decrease in deferred revenues of $1.5 million.

The net cash used in operating activities for the six months ended June 30, 2012 primarily reflects the net loss of $10.8 million and the $1.2 million non-cash gain related to the reduction of the contingent consideration liability partially offset by share-based compensation expense of $2.0 million and depreciation and amortization of $2.6 million. Cash flows from operating activities were also impacted by the receipt of the $10 million receivable from Ferrer, the decrease in accounts payable of $2.2 million and deferred rent of $3.2 million.

Cash Flows from Investing Activities. Net cash (used in) provided by investing activities was $(10.0) million and $2.4 million during the six months ended June 30, 2013 and 2012, respectively. Investing activities consist primarily of fixed asset purchases and purchases of marketable securities. During the six months ended June 30, 2013 and 2012 we had fixed asset purchases of $906,000 and $29,000, respectively. During the six months ended June 30, 2013, we had purchases of marketable securities of $9.1 million and during the six months ended June 30, 2012, we had maturities of marketable securities of $2.0 million.

Cash Flows from Financing Activities. Net cash (used in) provided by financing activities was $(1.8) million and $6.0 million during the six months ended June 30, 2013 and 2012, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our financing agreements. In the six months ended June 30, 2013, we raised net proceeds of approximately $6.4 million from the sale of common stock under our equity line of credit with Azimuth. In the six months ended June 30, 2012, we raised net proceeds of approximately $20.2 million from a public offering and approximately $1.5 million from the sale of common stock to Ferrer.

In the six months ended June 30, 2013 and 2012, we made payments of $10.0 and $5.0 million, respectively, to the former stockholders of Allegro as a result of our receipt of the $40 million upfront payment from Teva and the $10 million Ferrer upfront payment, respectively. Our agreement with Hercules Technology Growth Capital, Inc., or Hercules, to establish a restricted cash account resulted in an increase in cash flows of $5.1 million in the six months ended June 30, 2013 and a decrease in cash flows of $7.8 million in the six months ended June 30, 2012. In the six months ended June 30, 2013 and 2012, principal payments on our financing obligations were $3.3 million and $3.0 million, respectively.

We believe that, based on our cash, cash equivalents and marketable securities balances at June 30, 2013, available proceeds from the Teva Note, estimated product revenues, royalties and milestone payments associated with the sale of ADASUVE and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs at least into the third quarter of 2014. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” In light of the numerous risks and uncertainties associated with the commercialization of ADASUVE, development of our product candidates and the extent to which we enter into additional strategic collaboration agreements with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our estimates regarding our future funding requirements are based on assumptions that may prove to be wrong and we could utilize our available financial resources sooner than we currently expect. These estimates and our future funding requirements will depend on many factors, including:

•	expenditures related to the ADASUVE post-approval commitments to both the FDA and EC during this period being within budgeted levels or paid for by our collaborators;

•	no unexpected costs related to the development of our manufacturing capability or to manufacture ADASUVE;

•	no unbudgeted growth in the number of our employees during this period;

•	no material shortfall in our budgeted revenues;

•	the commercial success of ADASUVE or any other product candidates that are approved for marketing;

•	the continuation of our commercial agreements with Teva and Ferrer;

•	the cost, timing and outcomes of regulatory approvals or non-approvals for our other product candidates;

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the terms and timing of any additional distribution, strategic collaboration or licensing agreements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing manufacturing, marketing and sales capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs, or reduce our efforts to build our commercial manufacturing, marketing and sales capacity, and other operations. We may seek to raise additional funds through public or private financing, strategic collaboration or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Applicable listing standards, may affect our ability to consummate certain types of offerings of our securities in the future. If we raise funds through additional collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition, results of operations, and prospects.

Contractual Obligations

We lease a building with 64,104 square feet of manufacturing, office and laboratory facilities in Mountain View, California. The lease expires on March 31, 2018, and we have two options to extend the lease for five years each. We believe that the Mountain View facility is sufficient for our office, manufacturing and laboratory needs for at least the next two years.

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

On November 2, 2007, we entered into a manufacturing and supply agreement, or the manufacture agreement, with Autoliv ASP, Inc., or Autoliv, relating to the commercial supply of chemical heat packages that are incorporated into our Staccato device. Autoliv had developed these chemical heat packages for us pursuant to a development agreement between Autoliv and us executed in October 2005.

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

We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the manufacture agreement expired on December 31, 2012, at which time the manufacture agreement automatically renewed for a five-year renewal term. Unless we or Autoliv notify the other party no less than 36 months prior to the then-current renewal term that such party wishes to terminate the manufacture agreement, the agreement will automatically renew for additional successive five-year terms.

On May 7, 2013 we entered into the Teva Note. Under the terms of the Teva Note, we may, upon written notice to Teva, receive advances to fund agreed operating budgets related to ADASUVE. The aggregate advances may total up to $25 million and will be due and payable on May 7, 2018, or the Maturity Date. The Teva Note bears interest at 4% per annum. Prior to the Maturity Date, we have the option to prepay up to one-half of the outstanding principal and accrued interest amount. On the Maturity Date, Teva has the option to convert the outstanding principal and accrued interest into Alexza common stock at a price of $4.4833 per share. To date, we have made no borrowings against the Teva Note.

Our scheduled future minimum contractual payments, net of sublease income, including interest at June 30, 2013, are as follows (in thousands):

	Operating
	Lease	Financing
	Agreements	Obligations	Total
2013 - remaining 6 months	1,751	2,554	4,305
2014	3,502	815	4,317
2015	3,197	—	3,197
2016	3,287	—	3,287
Thereafter	4,239	—	4,239

Total	$15,976	$3,369	$19,345

As part of our purchase of all of the outstanding equity of Allegro in August 2009, we agreed to pay to the former Allegro stockholders certain percentages of cash payments that may be generated from future collaboration transactions pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam). In May 2013 and January 2012, we made payments to the former Allegro stockholders of $10 million and $5 million as a result of the $40 million upfront payment we received from Teva and the $10 million upfront payment we received from Ferrer, respectively.

Critical Accounting Policies, Estimates and Judgments

Other than the following, there have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2013 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. Prior to the second quarter of 2013, our revenue consisted primarily of amounts earned from collaboration agreements and under research grants with the National Institutes of Health. Beginning in the second quarter of 2013, we also have revenue from product sales.

For collaboration agreements, revenues for non-refundable upfront license fee payments, where we continue to have performance obligations, are recognized as performance occurs and obligations are completed. Revenues for non-refundable upfront license fee payments where we do not have significant future performance obligations are recognized when the agreement is signed and the payments are due.

For multiple element arrangements, such as collaboration agreements in which a collaborator may purchase several deliverables, we account for each deliverable as a separate unit of accounting if both of the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis; and (ii) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We evaluate how the consideration should be allocated among the units of accounting and allocate revenue to each non-contingent element based upon the relative selling price of each element. We determine the relative selling price for each deliverable using (i) vendor-specific objective evidence, or VSOE, of selling price if it exists; (ii) third-party evidence, or TPE, of selling price if it exists; or (iii) our best estimated selling price for that deliverable if neither VSOE nor TPE of selling price exists for that deliverable. We then recognize the revenue allocated to each element when the four basic revenue criteria described above are met for each element.

For milestone payments received in connection with our collaboration agreements, we have elected to adopt the milestone method of accounting under Financial Accounting Standards Board Accounting Standards Codification 605-28, Milestone Method. Under the milestone method, revenues for payments which meet the definition of a milestone will be recognized as the respective milestones are achieved.

We recognize product revenue as follows:

•

Persuasive Evidence of an Arrangement. We currently sell product through license and supply agreements with our collaborators, Ferrer and Teva. Persuasive evidence of an arrangement is generally determined by the receipt of an approved purchase order from the collaborator in connection with the terms of the license and supply agreements.

•

Delivery. Typically, ownership of the product passes to the collaborator upon shipment. Our current license and supply agreements also provide our collaborators with an acceptance period during which they may reject any product which does not conform to agreed-upon specifications. As ADASUVE is a new product, a new technology and our first product to be commercialized, and therefore we do not have a history of producing product to collaborator specifications, we will not consider delivery to have occurred until after the collaborator acceptance period has ended or the collaborator has positively accepted the product. Once we have demonstrated over the course of time an ability to reliably produce the product to collaborator specifications, we will consider delivery to have occurred upon shipment.

•

Sales Price Fixed or Determinable. Sales prices for product shipments are determined by the license and supply agreements and documented in the purchase orders. Our collaborators do not have any product return or replacement rights, including for expired products.

•

Collectability. Payment for the product is contractually obligated under the license and supply agreements. We will monitor payment histories for our collaborators and specific issues as they arise to determine whether collection is probable for a specific transaction and defer revenue as necessary.

Royalty revenue from our collaboration agreements will be recognized as we receive information from our collaborators regarding product sales.

Significant management judgment is used in the determination of revenue to be recognized and the period in which it is recognized.

Inventory

Inventory is stated at standard cost, which approximates actual cost, determined on a first-in first-out basis, not in excess of market value. Inventory includes the direct costs incurred to manufacture products combined with allocated manufacturing overhead, which consists of indirect costs, including labor and facility overhead. We are in the early stages of commercialization and have incurred significantly higher than normal indirect costs in the production of our inventory due to start-up manufacturing costs and low production volumes and expect to continue to incur higher than normal indirect costs until we get closer to our normal manufacturing capacity. The carrying cost of inventory is reduced so as to not be in excess of market value of the inventory as determined by the contractual transfer prices to Ferrer and Teva. The excess over the market value is written off to cost of goods sold. All costs associated with the manufacturing process incurred prior to the approval of ADASUVE in December 2012 were expensed as a component of research and development expense.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of June 30, 2013, we had cash, cash equivalents and marketable securities of $35.0 million. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management (with the participation of our chief executive officer, chief financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2013, our internal disclosure controls and procedures were effective.

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

None

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

Risks Relating to Our Business

Our near-term prospects are dependent on ADASUVE. If we or our collaborators are unable to successfully commercialize ADASUVE for the acute treatment of agitation in adults with schizophrenia or bipolar disease, our ability to generate significant revenue or achieve profitability will be adversely affected.

ADASUVE is our only product approved for marketing by the FDA or the EC, and our ability to generate revenue in the near term is entirely dependent upon sales of ADASUVE. We or our collaborators may not be able to successfully commercialize ADASUVE for a number of reasons, including:

•

we or our collaborators may not be able to establish or demonstrate in the medical community the safety and efficacy of ADASUVE and any potential advantages over existing therapeutics and products currently in clinical development;

•	doctors may be hesitant to prescribe ADASUVE until results from our post-approval studies are available or other long term data regarding efficacy and safety exists;

•	results from our post-approval studies may fail to verify the clinical benefit of ADASUVE for the treatment of agitation in bipolar and schizophrenic patients;

•	our limited experience in marketing, selling and distributing ADASUVE;

•	reimbursement and coverage policies of government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•	the relative price of ADASUVE as compared to alternative treatment options;

•	the relative infrequency of agitation in many bipolar and schizophrenic patients, including the reliability of our estimates;

•	we may not have adequate financial or other resources to successfully commercialize ADASUVE; and

•	we may not be able to manufacture ADASUVE in commercial quantities or at acceptable costs.

If we are unable to successfully commercialize ADASUVE for the treatment of agitation in adults with schizophrenia or bipolar disease, our ability to generate revenue from product sales and achieve profitability will be adversely affected and our stock price would likely decline.

We have a history of net losses. We expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $21.5 million, $28.0 million, $40.5 million, and $1.5 million for the six months ended June 30, 2013 and for the years ended December 31, 2012, 2011, and 2010, respectively. As of June 30, 2013, we had an accumulated deficit of $356.1 million and a stockholders’ deficit of $11.0 million. We expect to continue to incur substantial net losses and negative cash flow through at least 2015. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with the commercialization of ADASUVE by Teva and Ferrer, our ability to manufacture commercial quantities of ADASUVE, and pharmaceutical product development, we are unable to predict accurately the timing or amount of future revenues or expenses, or when, or if, we will be able to achieve or maintain profitability. To date we have not generated any significant product or royalty revenue. We have financed our operations primarily through the sale of equity securities, equipment financing, debt financing, collaboration and licensing agreements, and government grants. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Revenues from strategic collaborations are uncertain because we may not enter into any additional strategic collaborations. If we or our collaborators are unable to successfully commercialize ADASUVE or one or more of our product candidates or if sales revenue from ADASUVE or any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the recent approval of ADASUVE for the treatment of agitated bipolar and schizophrenic patients in the United States and the EU and the lack of historical sales data, ADASUVE sales will be difficult to predict from period to period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors, including:

•	a failure to achieve a sufficient level of demand by patients and care providers for ADASUVE;

•	the timing and level of investment in our or our collaborators’ sales and marketing efforts to support ADASUVE sales;

•	the timing and level of investment in our or our collaborators’ research and development activities involving ADASUVE; and

•	expenditures we may incur to acquire or develop additional products.

In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price, the magnitude of the expense that we must recognize may vary significantly. Any such variance from one period to the next could cause a significant fluctuation in our operating results.

For these reasons, it is difficult for us to accurately forecast future profits or losses. As a result, it is possible that in some quarters our operating results could be below the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline, perhaps substantially.

We will need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We will need to raise additional capital to fund our operations, to develop our product candidates and to develop and expand our commercial manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:

•	the terms and success of any future licensing arrangement that we may enter into for the commercial rights for ADASUVE;

•	Teva’s success in commercializing ADASUVE in the United States;

•	Teva’s executing the ADASUVE REMS program to the satisfaction of the FDA;

•	Ferrer’s success in commercializing ADASUVE in the Ferrer Territories;

•	the development costs for our other product candidates;

•	the cost and timing of complying with our post-approval commitments;

•	the cost and timing of complying with the process for renewal of marketing authorization in the EU;

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the scope, rate of progress, results and costs of our commercial manufacturing development and commercial manufacturing activities;

•	payments received under our collaborations with Ferrer and Teva and any future strategic collaborations;

•	the continuation of the Ferrer and Teva collaborations under their agreed terms;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with commercializing our other product candidates, if they receive regulatory approval.

We believe that, based on our cash, cash equivalents and marketable securities balance at June 30, 2013, proceeds available under the Teva Note, estimated product revenues, royalties and milestone payments associated with the sale of ADASUVE and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the third quarter of 2014. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	continuation of our Teva and Ferrer collaborations;

•	no unexpected costs related to the development of our commercial manufacturing capability; and

•	no unbudgeted growth in the number of our employees during this period.

We may never be able to generate a sufficient amount of product or royalty revenue to cover our expenses and we do not expect to generate any material product revenues until at least the third quarter of 2013 or royalty revenues until at least the first quarter of 2014. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic collaborations or licensing arrangements. Any financing transaction may contain unfavorable terms. For example, the terms of certain warrants we have issued in previous financings could require us to pay warrant holders a significant portion of the proceeds in a change of control transaction, potentially materially reducing the proceeds available to holders of our common stock. If we raise additional funds by issuing equity securities our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we raise additional funds through strategic collaborations, we may be required to relinquish rights to ADASUVE, our product candidates or our technologies, or to grant licenses on terms that are not favorable to us. Complying with the terms of the foregoing rights and restrictions may make it more difficult to complete certain types of transactions and result in delays to our fundraising efforts.

We do not have sales and marketing capabilities, and consequently must rely on commercial collaborations to sell our products, and we and our collaborators may be unable to generate significant product revenue.

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

We project ADASUVE to be launched in the U.S. no earlier than the first quarter of 2014. We have exclusively licensed the ADASUVE U.S. commercialization rights to Teva, which we believe will have a significant impact on the ultimate success of ADASUVE in the U.S. If the launch of commercial sales of ADASUVE in the United States is delayed or prevented, our revenue will suffer and our stock price may decline. Teva’s commercialization efforts could also have an effect on investors’ perception of potential sales of ADASUVE outside the United States, which could also cause a decline in our stock price and may make it more difficult for us to enter into additional strategic collaborations.

In February 2013, the EC delivered a marketing authorization for ADASUVE, as ADASUVE (Staccato loxapine) 4.5 mg or 9.1 mg, inhalation powder, pre-dispensed. In October 2011, we entered into a commercial collaboration with Ferrer pursuant to the Ferrer Agreement, to commercialize ADASUVE in the Ferrer Territories. In July 2013, Ferrer launched ADASUVE in the EU, with the first commercial sale in Germany. We expect Ferrer to launch ADASUVE in additional EU countries before year end and to continue the EU launch into 2014. If Ferrer is unable to commercialize ADASUVE successfully in the various Ferrer Territories or we are unable to fulfill the post-marketing authorization obligations that were imposed as part of the marketing authorization granted for ADASUVE in the EU, our revenue will suffer and our stock price may decline.

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

We also intend to seek international distribution collaborators in addition to Ferrer for ADASUVE and our product candidates. If we are unable to enter into an international distribution collaboration, we will be unable to generate revenues from countries outside the United States and the Ferrer Territories.

If we enter into additional strategic collaborations, we may be required to relinquish important rights to and control over the development of ADASUVE or our product candidates or otherwise be subject to terms unfavorable to us.

Our relationships with Royalty Pharma, Teva, and Ferrer are, and any other strategic collaborations with pharmaceutical or biotechnology companies we may establish will be, subject to a number of risks including:

•

business combinations or significant changes in a strategic collaborator’s business strategy may adversely affect a strategic collaborator’s willingness or ability to complete its obligations under any arrangement;

•	we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of ADASUVE or our product candidates;

•

strategic collaborators may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;

•

strategic collaborators may not pursue further development and commercialization of products resulting from the strategic collaboration arrangement or may elect to discontinue research and development programs;

•	strategic collaborators may not commit adequate resources to the marketing and distribution of any future products, limiting our potential revenues from these products;

•

disputes may arise between us and our strategic collaborators that result in the delay or termination of the research, development or commercialization of ADASUVE or our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

•	strategic collaborators may experience financial difficulties;

•

strategic collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	strategic collaborators could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•

strategic collaborators, including Ferrer or Royalty Pharma, could terminate the arrangement or allow it to expire, which would delay and may increase the cost of developing our product candidates or commercializing ADASUVE.

The REMS program for ADASUVE imposes, and any REMS on any other approved products may impose, regulatory burdens on the distribution and sales of ADASUVE or any other approved products and also on healthcare providers that may make the products commercially unattractive or impractical.

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

If we or our collaborators are unable to successfully complete the ADASUVE post-approval commitments required by the FDA and EC or if data generated from the post-approval studies indicate safety concerns, our sales could be diminished and our ability to generate a profit could be negatively affected.

As a condition of U.S. ADASUVE approval, there are several additional post-approval commitments and requirements, including a 10,000 patient observational clinical trial that is designed to gather patient safety data based on the “real-world” use of ADASUVE in the hospital setting and a clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients. The data derived from any post-approval study or trial could result in additional restrictions on the commercialization of ADASUVE through changes to the approved ADASUVE label, a REMS, the imposition of additional post-approval studies or trials, or even the withdrawal of the approval of ADASUVE from the market. Our business, operations and stock price may be negatively affected if any of these or similar events occur.

As a condition of the ADASUVE marketing authorization in the EU, we have several post-approval commitments including, (i) a benzodiazepine interaction study, (ii) a controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, (iii) an observational clinical trial, and (iv) a drug utilization clinical trial.

If we or our collaborators are unable to fulfill the U.S. or EC post-approval obligations, or do not fulfill these obligations within an appropriate time limit, the NDA or MAA could be suspended, terminated or limited and our business, operations and stock price may be negatively affected.

If we do not produce our commercial devices cost effectively, we will never be profitable.

ADASUVE and our Staccato system-based product candidates contain electronic and other components in addition to the active pharmaceutical ingredients. The cost to produce ADASUVE and our product candidates, and any additional approved products, will likely be higher per dose than the cost to produce intravenous or oral tablet products. This higher cost of goods may prevent us or our collaborators from ever selling any products at a profit. The development and production of our technology entail a number of technical challenges, including achieving adequate dependability, that may be expensive or time consuming to solve. Any delay in or failure to develop and manufacture any future products in a cost effective way could prevent us from generating any meaningful revenues and prevent us from becoming profitable.

In October 2011, we committed to sell ADASUVE to Ferrer for a fixed transfer price, which is below our current production costs, and in May 2013, we committed to supply ADASUVE to Teva at a price based on costs of commercial production, which transfer price will convert to a fixed price upon achievement of costs equal to a specified per-unit price. Our future manufacturing costs per unit will be dependent on future demand of ADASUVE. If we and our collaborators do not generate sufficient demand, our manufacturing costs will exceed the fixed transfer price and will result in losses.

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

Once Teva commercializes ADASUVE in the U.S., we expect ADASUVE to experience pricing pressures due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. We cannot be sure that reimbursement amounts, or the lack of reimbursement, will not reduce the demand for, or the price of, ADASUVE or any future products. If reimbursement is not available or is available only to limited levels, we or any collaborator may not be able to effectively commercialize ADASUVE or any future products, In addition, if we or any collaborator fail to successfully secure and maintain reimbursement coverage for ADASUVE or any future products or are significantly delayed in doing so, we or any collaborator will have difficulty achieving market acceptance of our products and our business will be harmed.

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as ASP, AMP and Actual Acquisition Cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover ADASUVE or any future products. As discussed above, once we or any collaborator begin to participate in government pricing programs, recent legislative changes to the 340B drug pricing program, and the Medicaid Drug Rebate program also could impact our revenues. We anticipate that a significant portion of our revenue from sales of ADASUVE will be obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for ADASUVE under those programs would have a material negative effect on revenues from sales of ADASUVE.

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

If we or any collaborator fail to comply with reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs after we or any collaborator begin to participate in such programs, we or any collaborator could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We expect to participate, or any collaborator to participate, in the Medicaid Drug Rebate program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We also expect to participate, or any collaborator to participate, in and have certain price reporting obligations to several state Medicaid supplemental rebate programs, and we anticipate that we will have obligations to report average sales price, or ASP, for the Medicare program. Under the Medicaid Drug Rebate program, we will be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates will be based on pricing data that we will report on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the Medicaid Drug Rebate program. These data will include the average manufacturer price, or AMP, and, in the case of innovator products, such as ADASUVE, the best price, or BP, for each drug. The rebate liability resulting from this reporting will negatively impact our financial results.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid rebate program. Changes to the definition of average manufacturer price and the Medicaid rebate amount under PPACA and CMS’s issuance of final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results of operations once we or any collaborator begin to participate in the 340B program.

These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The PPACA expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the PPACA. Compliance with the regulations associated with the 340B program will increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations once we or any collaborator begin to participate in the 340B program.

Federal law also requires that a company that participates in the Medicaid Drug Rebate Program report average sales price, or ASP, information to CMS for certain categories of drugs that are paid under Part B of the Medicare program. We anticipate that ADASUVE will fall into that category. Manufacturers calculate ASP based on a statutorily defined formula and interpretations of the statute by CMS as to what should or should not be considered in computing ASP. An ASP for each National Drug Code for a product that is subject to the ASP reporting requirement must be submitted to CMS no later than 30 days after the end of each calendar quarter. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Once we or any collaborator begin to participate in the Medicare program, changes affecting the calculation of ASP could affect the ASP calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by governmental or regulatory agencies and the courts. Once we or any collaborator begin to participate in the Medicaid program, the Medicaid Drug Rebate Program amount will be computed each quarter based on our submission to the CMS of our current AMP and best price, or BP, for the quarter. If we become aware that our reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, we or any collaborator will be obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations would serve to increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Once we begin to participate in the Medicaid program, any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the price that we or any collaborator will be required to charge certain safety-net providers under the Public Health Service 340B drug discount program.

Once we or any collaborator begin to participate in government pricing programs, we or any collaborator will be liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we or any collaborator are found to have knowingly submitted false average manufacturer price, average sales price, or best price information to the government, we or any collaborator may be liable for civil monetary penalties in the amount of $100,000 per item of false information. Failure to submit monthly/quarterly average manufacturer price, average sales price, and best price data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. In the event that CMS were to terminate our rebate agreement after we or any collaborator begin to participate in the Medicaid program, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

In September 2010, CMS and the Office of the Inspector General indicated that they intend more aggressively to pursue companies who fail to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our or any collaborator’s submissions, once we or any collaborator begin to submit pricing data to CMS, will not be found by CMS to be incomplete or incorrect.

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

Federal law requires that for a company to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs, as well as to be purchased by certain federal agencies and grantees, it also must participate in the Department of Veterans Affairs (VA) Federal Supply Schedule, or FSS, pricing program. To participate, we or any collaborator will be required to enter into an FSS contract with the VA, under which we must make our innovator “covered drugs,” such as ADASUVE, available to the “Big Four” federal agencies — the VA, the Department of Defense, or DoD, the Public Health Service, and the Coast Guard — at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the Veterans Health Care Act of 1992, or VHCA. The FCP is based on a weighted average wholesaler price known as the “non-federal average manufacturer price,” or Non-FAMP, which manufacturers are required to report on a quarterly and annual basis to the VA. If a company misstates Non-FAMPs or FCPs it must restate these figures. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.

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

Once we or any collaborator enter into an FSS contract, if we or any collaborator overcharge the government in connection with the FSS contract, whether due to a misstated FCP or otherwise, we or any collaborator will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations under the Federal False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we or any collaborators fail to gain market acceptance among physicians, patients, third-party payors and the medical community, we will not become profitable.

The Staccato system is a fundamentally new method of drug delivery. ADASUVE or any future product based on our Staccato system may not gain market acceptance among physicians, patients, third-party payors and the medical community. If these products do not achieve an adequate level of acceptance, we will not meet our revenue guidance nor will we generate sufficient product or royalty revenues to become profitable. The degree of market acceptance of ADASUVE or any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the ability of our collaborators’ sales forces to convince potential purchasers of ADASUVE’s advantages over other treatments;

•	demonstration of acceptable quality, safety and efficacy in clinical trials and meeting applicable regulatory standards for approval;

•	the existence, prevalence and severity of any side effects;

•	potential or perceived advantages or disadvantages compared to alternative treatments;

•	therapeutic or other improvements of ADASUVE over existing or future drugs used to treat the same or similar conditions;

•	perceptions about the relationship or similarity between ADASUVE or our product candidates and the parent drug compound upon which ADASUVE or our product candidate is based;

•	the timing of market entry relative to competitive treatments;

•	the ability to produce ADASUVE or any future products in commercial quantities at an acceptable cost, or at all;

•	the ability to offer ADASUVE or any future products for sale at competitive prices;

•	relative convenience, product dependability and ease of administration;

•	the restrictions imposed on ADASUVE by the REMS program and labeling requirements;

•	the strength of marketing and distribution support;

•	acceptance by patients, the medical community or third-party payors;

•	the sufficiency of coverage and reimbursement of ADASUVE or our product candidates by governmental and other third-party payors; and

•	the product labeling, including the package insert, and the marketing restrictions required by the FDA or regulatory authorities in other countries.

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

We and our commercial collaborators are also subject to regulation by regional, national, state and local agencies, including the DEA, the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we may in the future commercialize our products. The FDCA, the Public Health Service Act, the Social Security Act, and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Any manufacturing, licensing, or commercialization collaborators we have or may in the future have, including Teva and Ferrer, will be subject to many of the same requirements.

The Federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Further, the Healthcare Reform Act, among other things, amends the intent requirement of the Federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Healthcare Reform Act provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. We intend to comply with the exemptions and safe harbors whenever possible, but our practices or those of our commercial collaborators may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability and may be subject to scrutiny.

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

Compliance with various federal and state laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities or those of our commercial collaborators could be subject to challenge under one or more of these laws. Such a challenge could have a material adverse effect on our business and financial condition and growth prospects.

We or our commercial collaborators could become subject to government investigations and related subpoenas. Such subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the Federal False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged Federal False Claims Act violations. The time and expense associated with responding to such subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. Responding to government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and, beginning in March 2014 for payments made on or after August 1, 2013, public reporting of payments by pharmaceutical manufacturers to physicians and teaching hospitals nationwide. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us and our commercial collaborators to the risk of government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business and financial condition and growth prospects.

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

Laws, including those governing promotion, marketing and anti-kickback provisions, industry regulations and professional codes of conduct are often strictly enforced. Increasing regulatory scrutiny of the promotional activities of pharmaceutical companies has been observed in a number of EU Member States. The Bribery Act in the United Kingdom entered into force on 1 July 2011. This Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs. Even though we strive for complete and continuous adherence to all laws and rules during our promotion and marketing activities this Act could have implications for our interactions with physicians both in and outside the UK. Even in those countries where we are not directly responsible for the promotion and marketing of our products, inappropriate activity by our international distribution collaborators can have implications for us.

If we or any collaborators fail to comply with applicable federal, state, local, or foreign regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our or any collaborators’ ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

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

If we do not establish additional strategic collaborations, we will have to undertake additional development and future commercialization efforts on our own, which would be costly and delay our ability to commercialize any future products.

An element of our business strategy is our intent to selectively collaborate with pharmaceutical, biotechnology and other companies to obtain assistance for the development and commercialization of ADASUVE and our product candidates. In August 2010, we entered into a license and development agreement with Cypress, now Royalty Pharma, for Staccato nicotine. In October 2011, we entered into the Ferrer Agreement with Ferrer for the commercialization of ADASUVE in the Ferrer Territories. In May 2013, we entered into a commercial collaboration with Teva, granting Teva an exclusive license to develop and commercialize ADASUVE in the U.S. We may never enter into additional strategic collaborations with third parties to develop and commercialize ADASUVE or our product candidates. Other than Royalty Pharma, Teva, and Ferrer, we do not currently have any strategic partnerships for ADASUVE or any of our product candidates.

We face significant competition in seeking appropriate strategic collaborators, and these strategic collaborations can be intricate and time consuming to negotiate and document. We may not be able to negotiate additional strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional strategic collaborations because of the numerous risks and uncertainties associated with establishing strategic collaborations. We are currently seeking collaborations to commercialize ADASUVE outside of the U.S. and the Ferrer Territories. If we are unable to negotiate additional strategic collaborations for ADASUVE outside of the U.S. and the Ferrer Territories, we may be unable to maximize ADASUVE’s commercial potential.

If we are unable to negotiate additional collaborations for ADASUVE or our product candidates we may be forced to curtail the development of a particular candidate, reduce or delay its development program, or one or more of our other development programs, delay its commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense. In addition, we will bear all the risk related to the development of a product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring ADASUVE or our product candidates to market successfully and generate revenue or profit.

ADASUVE and any of our product candidates approved for marketing remain subject to ongoing regulatory review in the U.S., the EU or in other countries. If we or any collaborators fail to comply with the regulations, we could lose these approvals, and the sale of any future products could be suspended. If approval is denied or limited in a country, or if a country imposes post-marketing requirements, that decision could negatively affect our ability to market our product in such countries.

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

The costs associated with development and approval of study protocols and the completion of studies and clinical trials are significant. There are risks involved with relying on our own capabilities to perform the tasks required by the post-market studies and trials for ADASUVE, as well as with entering into an arrangement with third parties to perform these services. If we enter into an arrangement with a third party or parties to perform the tasks required for the ADASUVE post-market studies and trials, the expense of such outsourcing could be significant, decreasing the profitability of ADASUVE. Additionally, any third party with whom we may collaborate may not fulfill its obligations or carry out activities sufficiently to satisfy FDA standards, which could result in increased expenses needed to remediate any deficiencies or could even result in an FDA enforcement action. Finally, the data derived from any post-market study or trial could result in additional restrictions on the commercialization of ADASUVE through changes to the approved ADASUVE label, a more burdensome REMS, the imposition of additional post-market studies or trials, or could even lead to the withdrawal of the approval of the product.

If we or any collaborators fail to comply with the regulatory requirements of the FDA, the EMA, the EC or other applicable U.S. and foreign regulatory authorities, or previously unknown problems with any future products, suppliers or manufacturing processes are discovered, we or our collaborators could be subject to administrative or judicially imposed sanctions, including:

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

If we or our partners were subject to administrative or judicially-imposed sanctions arising out of enforcement of the FDA, EMA, EC or other applicable U.S. and foreign laws, it could impair the ability of our partners to manufacture or successfully market ADASUVE, even if such an enforcement action does not relate specifically to ADASUVE. Such enforcement would have a significant impact on our financial condition and results.

Problems with the third parties that manufacture the API in ADASUVE or our product candidates may delay our clinical trials or subject us to liability.

We do not currently own or operate manufacturing facilities for clinical or commercial production of the active pharmaceutical ingredient, or API, used in ADASUVE or any of our product candidates. We have no experience in drug manufacturing, and we lack the resources and the capability to manufacture any of the APIs used in ADASUVE and our product candidates, on either a clinical or commercial scale. As a result, we rely on third parties to supply the API used in ADASUVE and each of our product candidates. We expect to continue to depend on third parties to supply the API for ADASUVE and our product candidates and any additional product candidates we develop in the foreseeable future.

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

The current economic situation and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe that, based on our cash, cash equivalents and marketable securities balance at June 30, 2013, the available proceeds from the Teva Note, product revenues, royalties and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the third quarter of 2014, we may obtain additional financing on less than attractive rates or on terms that are extremely dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and stock price and could require us to delay or abandon clinical development plans or alter our operations. There is a risk that one or more of our current component manufacturers and collaborators may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

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

•

any patents issued to us or our potential strategic collaborators may not provide a basis for commercially viable products or may be challenged by third parties in the course of litigation or administrative proceedings such as reexaminations or interferences; and

•	the patents of others may have an adverse effect on our ability to do business.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office has developed regulations and procedures to govern administration of the Leahy-Smith Act, but many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first inventor to file provisions, only became effective 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Our potential strategic collaborators’ ability to obtain patents is uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States, and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Furthermore, the policies governing pharmaceutical and medical device patents outside the United States may be even more uncertain. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

We also rely on trade secrets to protect our technology, especially where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. The employees, consultants, contractors, outside scientific collaborators and other advisors of our company and our strategic collaborators may unintentionally or willfully disclose our confidential information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming and the outcome is unpredictable. Failure to protect or maintain trade secret protection could adversely affect our competitive business position.

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

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Established pharmaceutical companies may invest heavily to discover quickly and develop novel compounds or drug delivery technology that could make ADASUVE or our product candidates obsolete. Smaller or early stage companies may also prove to be significant competitors, particularly through strategic collaborations with large and established companies. In addition, these third parties compete with us in recruiting and retaining qualified scientific, sales, marketing, and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing products before we do. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition will suffer.

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

If plaintiffs bring product liability claims or lawsuits against us or our collaborators, we may incur substantial liabilities and may be required to limit commercialization of ADASUVE or product candidates that we may develop.

As the supplier of ADASUVE to Teva, we are obligated to deliver commercial supply from a qualified manufacturing facility in accordance with certain specifications. In addition, we are obligated to supply ADASUVE free from product defects or manufacturing defects from our manufacture of ADASUVE. The development, manufacture, testing, marketing and sale of combination pharmaceutical and medical device products, like ADASUVE, entail significant risk of product liability claims, lawsuits, safety alerts or recalls. We may be held liable if any product we develop or manufacture causes injury or is found otherwise unsuitable or unsafe during product testing, manufacturing, marketing or sale, including, but not limited to quality issues, component failures, manufacturing flaws, unanticipated or improper uses of our ADASUVE or any future products, design defects, inadequate disclosure of product-related risks or product-related information. Side effects of, or design or manufacturing defects in, the products tested or commercialized by us or any collaborator could result in exacerbation of a clinical trial participant or patient’s condition, serious injury or impairment or even death. This could result in product liability claims, lawsuits, safety alerts and/or recalls for ADASUVE or any future products, including those in clinical testing, to be commercialized, or already commercialized. Product liability claims may be brought by individuals seeking relief for themselves, by persons seeking to represent a class of claimants/plaintiffs, or by a large number of individual claimants in a coordinated or mass litigation. We cannot predict the frequency, outcome, or cost to defend or resolve product liability claims or lawsuits.

While we have not had to defend against any product liability claims or lawsuits to date, we face greater risk of product liability as we or any collaborator commercialize ADASUVE or other future products. As ADASUVE or any future product is more widely prescribed, we believe it is likely that product liability claims will eventually be brought against us. Regardless of merit or eventual outcome, liability claims may result in decreased demand for any products or product candidates that we may develop, injury to our reputation, withdrawal of clinical trials, issuance of safety alerts, recall of products under investigation or already commercialized, costs to defend and resolve litigation, substantial monetary awards to clinical trial participants or patients, loss of revenue, and the inability to commercialize any products we develop. Safety alerts or recalls could result in the FDA or similar government agencies in the United States, or abroad, investigating or bringing enforcement actions regarding any products and/or practices, with resulting significant costs and negative publicity, all of which could materially adversely affect us.

Product liability insurance is expensive, can be difficult to obtain and may not be available in the future on acceptable terms, if at all. We currently have product liability insurance that covers commercial product and clinical trials. Partly as a result of product liability lawsuits related to pharmaceutical and medical device products, product liability and other types of insurance have become more difficult and costly for pharmaceutical and medical device companies to obtain. Insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could impede or negatively affect the commercialization of ADASUVE or our product candidates. If we are sued for any injury caused by any product, our liability could exceed our insurance coverage and total assets. In addition, there is no guarantee that insurers will pay for defense and indemnity of claims or that coverage will be adequate or otherwise available.

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

Product recalls and safety alerts may be issued at our discretion or at the discretion of our suppliers, collaborators, government agencies, and other entities that have regulatory authority for medical device and pharmaceutical sales. Any recall of ADASUVE could materially adversely affect our business by rendering us unable to sell ADASUVE for some time, causing us to incur significant recall costs and by adversely affecting our reputation. A recall could also result in product liability claims.

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

We are subject to changing rules and regulations of federal and state governments, the SEC, and the NASDAQ Global Market. These entities have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. The Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions, some of which the SEC, has implemented by adopting additional rules and regulations in areas such as the compensation of executives, referred to as “say-on-pay.” We cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with the Sarbanes Oxley Act of 2002, the Dodd-Frank Act and associated SEC rules, or any other regulations or if our interpretations of these rules and regulations differ from the regulating bodies, we could be subject to a range of consequences, including restrictions on our ability to sell equity securities or otherwise raise capital funds, the de-listing of our common stock from the NASDAQ Global Market, suspension or termination of our clinical trials, restrictions on future products or our manufacturing processes, significant fines, or other sanctions or litigation. Any of such consequences could have a material adverse effect on our business, results of operations and the price of our common stock. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

Our common stock price has experienced large fluctuations. In addition, the trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to revenue ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:

•	the timing and success of the commercial launch of ADASUVE;

•	our and our collaborators’ ability to complete and implement our post-approval commitments for ADASUVE;

•	the process and outcome of our post-approval commitments for ADASUVE;

•	our ability to manufacture ADASUVE at a cost effective price;

•	our lack of experience with managing the obligations of a REMS program;

•	actual or anticipated regulatory approvals or non-approvals of our product candidates or competing products;

•	actual or anticipated cash depletion of our financial resources;

•	actual or anticipated results and timing of our clinical trials;

•	changes in laws or regulations applicable to ADASUVE or our product candidates;

•	changes in the expected or actual timing of our development programs, including delays or cancellations of clinical trials for our product candidates;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the life science and biotechnology industries;

•	changes in the market valuations of other life science or biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	sales of our common stock (or other securities) by us; and

•	sales and distributions of our common stock by our stockholders.

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

We will need to raise additional capital to fund our operations to develop our product candidates and to develop our manufacturing capabilities. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in February 2012, we issued 4,400,000 shares of our common stock and warrants to purchase up to an additional 4,400,000 shares of our common stock in an underwritten public offering; in March 2012, we issued 241,936 shares of our common stock in a private placement to Ferrer; in July 2012 we issued 80,429 shares of our common stock to Azimuth in consideration for the performance of its obligations under the Purchase Agreement; in August and September 2012, we issued an aggregate of 3,489,860 shares of our common stock to Azimuth under the Purchase Agreement; and in May 2013, we issued 1,437,481 shares of our common stock to Azimuth under the Purchase Agreement. If we enter into other financing transactions in which we issue equity securities in the future, our existing common stockholders will experience immediate dilution upon any such issuance.

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

This reverse stock split may not prevent our common stock from dropping back down below The NASDAQ Global Market minimum closing bid price requirement in the future. It is also possible that we would otherwise fail to satisfy another NASDAQ Global Market requirement for continued listing of our common stock. As of August 1, 2013, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $79.3 million and the total market value of our listed securities was $83.7 million and the closing bid price of our common stock was $4.86 per share. As of June 30, 2013, we had a stockholders’ deficit of $11.0 million.

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

Alexza Pharmaceuticals, Inc.
(Registrant)

August 14, 2013	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer
(principal executive officer)

August 14, 2013	/s/ Mark K. Oki
Mark K. Oki
Senior Vice President, Finance, Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.3	Amended and Restated Bylaws. (2)

3.4	Amendment to Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (2)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (2)

10.1*	2013 Cash Bonus Plan. (4)

10.2*	2005 Equity Incentive Plan, as amended. (5)

10.3	2005 Non-Employee Directors’ Stock Option Plan, as amended. (5)

10.4	License and Supply Agreement between Alexza Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc. dated May 7, 2013.

10.5	Convertible Promissory Note and Agreement to Lend between Alexza Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc. dated May 7, 2013.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS‡	XBRL Instance Document (furnished electronically herewith).

101.SCH‡	XBRL Taxonomy Extension Schema Document (furnished electronically herewith).

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document (furnished electronically herewith).

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document (furnished electronically herewith).

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document (furnished electronically herewith).

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document (furnished electronically herewith).

*	Management contract or compensation plan or arrangement.
‡	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 8, 2011.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(3)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on April 2, 2013.
(5)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 22, 2013.