Form 10-Q/A
period 2013-06-30
Alexza Pharmaceuticals Inc.
filed 2013-10-23
CIK 1344413

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

Explanatory Note

This Amendment No. 1 to the quarterly report of Alexza Pharmaceuticals, Inc. on Form 10-Q/A (this “Form 10-Q/A”) amends our quarterly report on Form 10-Q for the period ended June 30, 2013, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 14, 2013 (the “Original Form 10-Q”). This Form 10-Q/A is being filed (a) in response to a comment letter we received from the SEC in connection with its review of Exhibit 10.4 to the Original Form 10-Q and (b) solely for the purpose of amending Item 6 of Part II of the Original Form 10-Q and the Exhibit Index to the Original Form 10-Q to reflect the filing of a revised version of Exhibit 10.4 herewith. As indicated herein, confidential treatment has been requested from the SEC with respect to specific portions of such exhibit. The certifications of our principal executive officer and principal financial and accounting officer are attached to this Form 10-Q/A as Exhibits 31.3, 31.4 and 32.2. Unless the context requires otherwise, references in this Form 10-Q/A to “Alexza,” “we” and “our” refer to Alexza Pharmaceuticals, Inc.

Except as described above, no other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not amend, update or change the financial statements or disclosures in the Original Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

ALEXZA PHARMACEUTICALS, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits

See the Exhibit Index following the signature page to this Form 10-Q/A for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alexza Pharmaceuticals, Inc.
(Registrant)

October 23, 2013	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer
(principal executive officer)

October 23, 2013	/s/ Mark K. Oki
Mark K. Oki
Senior Vice President, Finance, Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.3	Amended and Restated Bylaws. (2)

3.4	Amendment to Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (2)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (2)

10.1*	2013 Cash Bonus Plan. (4)

10.2*	2005 Equity Incentive Plan, as amended. (5)

10.3	2005 Non-Employee Directors’ Stock Option Plan, as amended. (5)

10.4†	License and Supply Agreement between Alexza Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc. dated May 7, 2013.

10.5¿	Convertible Promissory Note and Agreement to Lend between Alexza Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc. dated May 7, 2013.

31.1¿	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2¿	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.3	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.4	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1¿	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS‡¿	XBRL Instance Document.

101.SCH‡¿	XBRL Taxonomy Extension Schema Document.

101.CAL‡¿	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF‡¿	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB‡¿	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE‡¿	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensation plan or arrangement.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
¿	Previously filed or furnished as an exhibit to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 14, 2013.
‡	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 8, 2011.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(3)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on April 2, 2013.
(5)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 22, 2013.

5