Form 10-Q
period 2013-09-30
Alexza Pharmaceuticals Inc.
filed 2013-11-06
CIK 1344413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Total number of shares of common stock outstanding as of November 1, 2013: 17,278,554.

ALEXZA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30,	December 31,
	2013	2012(1)
ASSETS
Current assets:
Cash and cash equivalents	$23,807	$17,715
Marketable securities	8,650	—
Restricted cash	—	5,051
Accounts receivable	25	—
Inventory	2,061	—
Prepaid expenses and other current assets	1,795	852

Total current assets	36,338	23,618
Property and equipment, net	15,507	16,531
Other assets	1,727	402

Total assets	$53,572	$40,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,067	$2,147
Accrued clinical trial expenses	1,024	96
Other accrued expenses	4,317	3,599
Current portion of contingent consideration liability	2,200	3,500
Financing obligations	1,524	6,461
Current portion of deferred revenue	2,915	2,915

Total current liabilities	16,047	18,718
Deferred rent	6,809	8,059
Noncurrent portion of contingent consideration liability	41,100	6,100
Noncurrent portion of deferred revenues	2,915	5,101
Long-term debt	6,649	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in-capital	348,584	337,184
Accumulated other comprehensive income	2	—
Accumulated deficit	(368,536)	(334,613)

Total stockholders’ (deficit) equity	(19,948)	2,573

Total liabilities and stockholders’ equity	$53,572	$40,551

(1)	The condensed consolidated balance sheet at December 31, 2012 has been derived from audited consolidated financial statements at that date.

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$2,166	$729	$46,530	$3,341
Operating expenses:
Cost of goods sold	3,951	—	6,912	—
Research and development	5,457	4,784	16,475	14,826
General and administrative	3,097	2,338	12,016	6,487

Total operating expenses	12,505	7,122	35,403	21,313

(Loss) income from operations	(10,339)	(6,393)	11,127	(17,972)
(Loss) gain on change in fair value of contingent consideration liability	(1,613)	(200)	(44,013)	1,000
Interest and other income (expense), net	1	5	18	413
Interest expense	(461)	(333)	(1,055)	(1,146)

Net loss	$(12,412)	$(6,921)	$(33,923)	$(17,705)

Basic and diluted net loss per share	$(0.72)	$(0.52)	$(2.06)	$(1.55)

Shares used to compute basic and diluted net loss per share	17,238	13,235	16,467	11,394

Change in unrealized (loss)/gain on marketable securities	(3)	—	2	—

Comprehensive loss	$(12,415)	$(6,921)	$(33,921)	$(17,705)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(33,923)	$(17,705)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	2,499	2,476
Change in fair value of contingent liability	44,013	(1,000)
Recognition of right to borrow asset	(2,800)	—
Amortization of debt discount, deferred interest and right-to-borrow asset	766	350
Amortization of premium (discount) on available-for-sale securities	(6)	1
Depreciation and amortization	2,511	3,467
Gain on disposal of property and equipment	(15)	(409)
Changes in operating assets and liabilities:
Receivables	(25)	10,000
Inventory	(2,061)	—
Prepaid expenses and other current assets	(943)	(117)
Accounts payable	1,920	(1,771)
Accrued clinical and other expenses	1,549	(688)
Deferred revenues	(2,186)	(1,890)
Other liabilities	(1,250)	(3,700)

Net cash provided by (used in) operating activities	10,049	(10,986)

Cash flows from investing activities:
Purchases of available-for-sale securities	(10,642)	—
Maturities of available-for-sale securities	2,000	2,000
Decrease in noncurrent restricted cash	—	200
Purchases of property and equipment	(1,488)	(214)
Proceeds from the disposal of property and equipment	16	425

Net cash (used in) provided by investing activities	(10,114)	2,411

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants and exercise of stock options and stock purchase rights	6,446	35,177
Payment of contingent payments to Symphony Allegro Holdings, LLC	(10,313)	(5,000)
Change in current restricted cash	5,051	(6,469)
Proceeds from financing obligations	10,000	—
Payments of financing obligations	(5,027)	(4,520)

Net cash provided by financing activities	6,157	19,188

Net increase in cash and cash equivalents	6,092	10,613
Cash and cash equivalents at beginning of period	17,715	14,902

Cash and cash equivalents at end of period	$23,807	$25,515

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim consolidated financial information. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or any other future year.

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

Significant Risks and Uncertainties

The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future. As of September 30, 2013, the Company had cash, cash equivalents and marketable securities of $32.5 million and working capital of $20.3 million. The Company believes that, based on its cash, cash equivalents and marketable securities balance at September 30, 2013, estimated product revenues, royalties and milestone payments associated with the sale of ADASUVE, remaining proceeds available under the Convertible Promissory Note and Agreement to Lend with Teva (the “Teva Note”, see Note 8) and its current expected cash usage, it has sufficient capital resources to meet its anticipated cash needs into the third quarter of 2014. The Company plans to raise additional capital to fund its operations and working capital, to develop its product candidates and to continue the development of its commercial manufacturing capabilities. In addition to product revenues, royalties and milestone payments, the Company plans to finance its operations through the sale of equity securities, utilization of debt arrangements, such as the Teva Note (see Note 8), or additional distribution or licensing collaborations. Such funding may not be available or may be on terms that are not favorable to the Company. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and its ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Product revenue is recognized as follows:

•	Persuasive Evidence of an Arrangement. The Company currently sells product through license and supply agreements with its collaborators, Ferrer and Teva. Persuasive evidence of an arrangement is generally determined by the receipt of an approved purchase order from the collaborator in connection with the terms of the license and supply agreements.

•	Delivery. Typically, ownership of the product passes to the collaborator upon shipment. The Company’s current license and supply agreements also provide its collaborators with an acceptance period during which they may reject any product which does not conform to agreed-upon specifications. Because ADASUVE is a new product, a new technology and the Company’s first product to be commercialized and because the Company does not have a history of producing product to collaborator specifications, the Company will not consider delivery to have occurred until after the collaborator acceptance period has ended or the collaborator has affirmatively accepted the product. Once the Company has demonstrated over the course of time an ability to produce the product reliably to collaborator specifications, the Company will consider delivery to have occurred upon shipment in the absence of any other relevant shipment or acceptance terms.

•	Sales Price Fixed or Determinable. Sales prices for product shipments are determined by the license and supply agreements and documented in the purchase orders. After the collaborator acceptance period has ended or the collaborator has affirmatively accepted the product, the Company’s collaborators do not have any product return or replacement rights, including for expired products.

•	Collectability. Payment for the product is contractually obligated under the license and supply agreements. The Company will monitor payment histories for its collaborators and specific issues as they arise to determine whether collection is probable for a specific transaction and defer revenue as necessary.

Royalty revenue from the Company’s collaboration agreements will be recognized as the Company receives information from its collaborators regarding product sales.

Significant management judgment is used in the determination of revenue to be recognized and the period in which it is recognized.

Inventory

Inventory is stated at standard cost, which approximates actual cost, determined on a first-in first-out basis, not in excess of market value. Inventory includes the direct costs incurred to manufacture products combined with allocated manufacturing overhead, which consists of indirect costs, including labor and facility overhead. The Company is in the early stages of commercialization and has incurred significantly higher than normal indirect costs in the production of its inventory due to start-up manufacturing costs and low production volumes. The carrying cost of inventory is reduced so as to not be in excess of the market value of the inventory as determined by the contractual transfer prices to Ferrer and Teva. The excess over the market value is expensed to cost of goods sold. All costs associated with the ADASUVE manufacturing process incurred prior to the beginning of commercial manufacturing were expensed as a component of research and development expense. If information becomes available that suggests that all or certain of the inventory may not be realizable, the Company may be required to expense a portion, or all, of the capitalized inventory into cost of goods sold. Inventory, which is stated at the lower of cost or estimated market value, consists of the following at September 30, 2013 (in thousands):

Raw materials	$1,476
Work in process	407
Finished goods	178

Inventory	$2,061

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents, and marketable securities) by major security type and liability measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$19,869	$—	$—	$19,869
Corporate debt securities	—	11,304	—	11,304

Total assets	$19,869	$11,304	$—	$31,173

Liabilities
Contingent consideration liability	$—	$—	$43,300	$43,300

Total liabilities	$—	$—	$43,300	$43,300

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$17,307	$—	$—	$17,307

Total assets	$17,307	$—	$—	$17,307

Liabilities
Contingent consideration liability	$—	$—	$9,600	$9,600

Total liabilities	$—	$—	$9,600	$9,600

Cash equivalents and marketable securities

The following table outlines the amortized cost, fair value and unrealized gain/(loss) for the Company’s financial assets by major security type as of September 30, 2013 (in thousands):

September 30, 2013	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$19,869	$19,869	$—
Corporate debt securities	11,302	11,304	2

Total	31,171	31,173	2
Less amounts classified as cash equivalents	(22,523)	(22,523)	—

Total marketable securities	$8,648	$8,650	$2

The Company did not have any unrealized gains or losses at December 31, 2012. The Company had no sales of marketable securities during the three and nine months ended September 30, 2013 or 2012. As of September 30, 2013, all of the Company’s marketable securities had original maturity dates of less than one year.

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

The projected cash flow assumptions for ADASUVE in the United States are based on the Teva Agreement (see Note 10) and on internally and externally developed product sales forecasts. The timing and extent of the projected cash flows for ADASUVE for the territories licensed to Ferrer are based on the Ferrer Agreement (see Note 10). The timing and extent of the projected cash flows for the remaining territories for ADASUVE and worldwide territories for AZ-002 and AZ-104 were based on internal estimates for potential milestones and multiple product royalty scenarios and are also consistent in structure to the most recently negotiated collaboration agreements.

The Company then assigned a probability to each of the cash flow scenarios based on several factors, including: the product candidate’s stage of development, preclinical and clinical results, technological risk related to the successful development of the different drug candidates, estimated market size, market risk and potential collaboration interest to determine a risk adjusted weighted average cash flow based on all of these scenarios. These probability and risk adjusted weighted average cash flows were then discounted utilizing the Company’s estimated weighted average cost of capital (“WACC”). The Company’s WACC considered the Company’s cash position, competition, risk of substitute products, and risk associated with the financing of the development projects. During the nine months ended September 30, 2013, the Company reduced the discount rate from 18.0% to 16.5% to reflect the Company’s current estimated WACC. The change in discount rate increased the net loss for the nine months ended September 30, 2013 by approximately $3,600,000 or $0.22 per share.

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

During the nine months ended September 30, 2013, the Company modified the assumptions regarding the timing and amount of certain cash flows primarily to reflect the increased probability that the Company would license the U.S. commercialization rights to ADASUVE to a third party in the first quarter of 2013 and the impact of the actual licensing and the terms of the Teva Agreement in the second quarter of 2013. These changes in assumptions, the change in the WACC in the nine months ended September 30, 2013 described above, the change in the projected U.S. ADASUVE launch date to the first quarter of 2014 and the effects of the passage of three and nine months, respectively, on the present value computation resulted in an increase to the net loss of $1,613,000 and $44,013,000, or $0.09 and $2.67 per share, for the three and nine months ended September 30, 2013, respectively.

During the three and nine months ended September 30, 2012, the Company modified the assumptions regarding the timing and extent of certain cash flows primarily to reflect the three month extension of the review by the U.S. Food and Drug Administration (“FDA”) of the Company’s ADASUVE New Drug Application (“NDA”) from February 4, 2012 to May 4, 2012 and the receipt of the Complete Response Letter for the ADASUVE NDA in May 2012. This change in assumptions and the effects of the passage of time on the present value computation resulted in an increase to the net loss of $200,000, or $0.02 per share, for the three months ended September 30, 2012 and a decrease to the net loss of $1,000,000 or $0.09 per share for the nine months ended September 30, 2012.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$42,000	$10,300	$9,600	$16,500
Payments made	(313)	—	(10,313)	(5,000)
Adjustments to fair value measurement	1,613	200	44,013	(1,000)

Ending balance	$43,300	$10,500	$43,300	$10,500

Financing Obligations

The Company has estimated the fair value of its financing obligations (see Note 8) using the net present value of the payments discounted at an interest rate that is consistent with its estimated current borrowing rate for similar long-term debt. The Company believes the estimates used to measure the fair value of the financing obligations constitute Level 3 inputs.

At September 30, 2013 and December 31, 2012, the estimated fair value of the Company’s financing obligations was $6,127,000 and $6,254,000, respectively and had book values of $8,173,000 and $6,461,000, respectively. The Company’s payment commitments associated with these debt instruments are comprised of interest payments and principal payments. The fair value of the Company’s debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

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

2005 Non-Employee Directors’ Stock Option Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and authorized for issuance thereunder 25,000 shares of common stock. The Directors’ Plan provides for the automatic grant of non-statutory stock options to purchase shares of common stock to the Company’s non-employee directors, which vest over four years, and have a term of 10 years. The Directors’ Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. The Company’s Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. On each of January 1, 2013 and 2012 an additional 19,812 and 20,000 shares, respectively, of the Company’s common stock were reserved for issuance under this provision. In May 2013, the Company’s stockholders approved an amendment to the Directors’ Plan to increase the shares reserved by an additional 200,000 shares.

The following table sets forth the summary of option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2013:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	1,038,245	$12.24
Options granted	1,308,430	4.46
Options exercised	(8,525)	3.48
Options canceled	(264,425)	10.52

Outstanding at September 30, 2013	2,073,725	7.59

The intrinsic value of options exercised during the nine months ended September 30, 2013 was $11,000.

The following table sets forth the summary of restricted stock unit activity under the Company’s share-based compensation plans for the nine months ended September 30, 2013:

	Number Of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2013	—	$—
Granted	590,495	4.67
Released	(17,795)	4.20
Forfeited	(45,750)	4.68

Outstanding at September 30, 2013	526,950	4.68

As of September 30, 2013, 994,067 and 166,249 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.

2005 Employee Stock Purchase Plan

In December 2005, the Company’s Board of Directors adopted the 2005 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of fixed offering periods of six months. Purchases are generally made on the last trading day of each October and April. Employees purchase shares at each purchase date at 85% of the market value of the Company’s common stock on their enrollment date or the end of the offering period, whichever price is lower.

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

Pursuant to the ESPP, an additional 75,000 and 72,136 shares were reserved for issuance on January 1, 2013 and 2012, respectively. The Company issued 18,843 shares at a weighted average price of $3.65 under the ESPP during the nine months ended September 30, 2013 and 2,978 shares at a weighted average price of $5.30 under the ESPP during the nine months ended September 30, 2012. The Company did not issue shares under the ESPP during the three months ended September 30, 2013 or 2012. At September 30, 2013, 110,283 shares were available for issuance under the ESPP.

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

Valuation of Stock Options, Restricted Stock Units and Stock Purchase Rights

During the three and nine months ended September 30, 2013 and 2012, the per share weighted average fair value of employee stock options, restricted stock units and stock purchase rights granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock Options	$3.43	$2.57	$3.46	$2.58
Restricted Stock Units	—	—	4.67	4.90
Stock Purchase Rights	1.41	3.31	1.53	4.23

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock Option Plans
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	98%	98%	100%	98%
Risk-free interest rate	1.47%	0.62%	0.83%	0.63%
Dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan
Expected term	0.5 years	0.5 years	0.5 years	0.6 years
Expected volatility	63%	135%	70%	96%
Risk-free interest rate	0.12%	0.15%	0.13%	0.13%
Dividend yield	0%	0%	0%	0%

The estimated fair value of restricted stock units awards is calculated based on the market price of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting of the restricted stock unit. The Company’s estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

As of September 30, 2013, there was $4,470,000, $1,974,000 and $12,000 of total unrecognized compensation expense related to unvested stock option awards, restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 2.1 years, 3.5 years, and 0.1 years, respectively.

7. Net Loss per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share calculation for the three and nine months ended September 30, 2013 and 2012 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock options	2,031,155	834,463	1,541,034	790,892
Restricted stock units	526,950	150,274	263,475	150,609
Warrants to purchase common stock	6,462,066	6,462,066	6,462,066	5,362,082
Convertible debt	1,115,250	—	557,625	—

8. Financing Obligations

Hercules Technology Growth Capital

In May 2010, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”). Under the terms of the Loan Agreement, the Company borrowed $15,000,000 at an interest rate of the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, with a maximum interest rate of 14% and issued to Hercules a secured term promissory note evidencing the loan. The Company made interest-only payments through January 2011 and beginning in February 2011 the loan was repaid in 33 equal monthly installments. The loan was paid in full in October 2013.

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

In October 2013, Autoliv notified the Company of their intent to terminate, effective October 2016, the Manufacturing and Supply Agreement (the “Manufacture Agreement”). Prior to October 2016, Autoliv and the Company remain fully obligated to perform pursuant to the terms of both the Manufacture Agreement and the New Note.

Teva Pharmaceuticals USA, Inc.

In May 2013, concurrent with the Teva Agreement, the Company entered into the Teva Note. Under the terms of the Teva Note, the Company may, upon written notice to Teva, draw upon the Teva Note to fund agreed operating budgets related to ADASUVE. The aggregate drawdowns may total up to $25 million and will be due and payable on the fifth anniversary of the signing of the Teva Note. The Company may prepay, from time to time, up to one-half of the total amounts advanced plus the related interest outstanding at any time prior to the maturity date. At the maturity date, Teva will have the right to convert the then outstanding amounts into shares of the Company’s common stock at a conversion price of $4.4833 per share. The Teva Note bears simple interest of 4% per year. The Company has two years from the effective date of the Teva Note to receive advances.

In the three months ended September 30, 2013, the Company drew down $10,000,000 against the Teva Note. Because the contractual conversion price was less than the market value of the Company’s common stock at the time of the drawdown, the Company calculated the value of the beneficial conversion feature of the convertible note and recorded an increase to additional paid-in-capital and a discount on the Teva Note of $2,455,000 which will be amortized to interest expense over the life of the borrowing. Additionally, the Company reclassified the relative portion of the unamortized right-to-borrow (see Note 10) against the Teva Note in the amount of $901,000 which will also be amortized to interest expense over the life of the borrowing. The effective interest rate of the Teva Note, which takes into consideration the beneficial conversion feature and the right-to-borrow discounts, is 13.9%.

Future scheduled principal payments under the debt obligations as of September 30, 2013 are as follows (in thousands):

Total
2013 - remaining 3 months	$747
2014	781
2015	—
2016	—
Thereafter	10,000

Total	$11,528

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

For revenue recognition purposes, the Company viewed the Cypress Agreement as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items exist. Deliverables that do not meet these criteria are not evaluated separately for the purpose of revenue recognition. For a single unit of accounting, payments received are recognized in a manner consistent with the final deliverable. The Company was unable to allocate a fair value to each of the deliverables outlined in the Cypress Agreement and therefore accounted for the deliverables as a single unit of accounting. The Company has not recognized revenues under the Cypress Agreement in 2013 and recognized $0 and $1,259,000 of revenue under the Cypress Agreement in the three and nine months ended September 30, 2012, respectively. At September 30, 2013, the Company had no deferred revenues related to the Cypress Agreement.

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

Grupo Ferrer Internacional, S.A.

On October 5, 2011, the Company and Ferrer entered into the Ferrer Agreement to commercialize ADASUVE in Europe, Latin America, Russia and the Commonwealth of Independent States countries (the “Ferrer Territories”). Under the terms of the Ferrer Agreement, the Company received an upfront cash payment of $10 million, of which $5 million was paid to the former Allegro stockholders (see above in Note 4). The Ferrer Agreement provided for up to an additional $51 million in additional milestone payments, contingent on Marketing Authorization Application (“MAA”) approval, individual country commercial sales initiation and royalty payments based on cumulative net sales targets in the Ferrer Territories. The Company was responsible for filing and obtaining approval of the ADASUVE MAA submitted to the European Medicines Agency (“EMA”) for an opinion regarding the potential approval of ADASUVE and subsequent decision by the European Commission (“EC”). The Company is also responsible for all post-approval clinical studies required to be performed by the EMA and EC. Ferrer will be responsible for satisfaction of all other regulatory and pricing requirements to market and sell ADASUVE in the Ferrer Territories. Ferrer will have the exclusive rights to commercialize the product in the Ferrer Territories. The Company will supply ADASUVE to Ferrer for all of its commercial sales, and will receive a specified per-unit transfer price paid in Euros. Either party may terminate the Ferrer Agreement for the other party’s uncured material breach or bankruptcy. The Ferrer Agreement continues in effect on a country-by-country basis until the later of the last to expire patent covering ADASUVE in such country or 12 years after first commercial sale. The Ferrer Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

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

The Ferrer Agreement provides for the Company to receive up to $48 million of additional payments related to first commercial sales in nine (9) identified countries and to cumulative net sales targets in the Ferrer Territories. The cumulative net sales targets will be recognized as royalty revenue when each target is earned and payable to the Company. The first commercial sales payments will be recognized utilizing the milestone method of revenue recognition. The Company believes each of these milestones is substantive as there is uncertainty that the milestones will be met, the milestone can only be achieved as a result of the Company’s past performance and the achievement of the milestone will result in additional payment to the Company. The Company will recognize milestone revenue upon first commercial sales in each of these identified countries. In the third quarter of 2013, the Company received and recognized revenue on the first milestone in the amount of $1,250,000, of which $312,500 was paid to the former stockholders of Allegro.

During the three and nine months ended September 30, 2013, the Company recognized $729,000 and $2,187,000, respectively, of license revenue related to the Ferrer Agreement, and license revenue of $729,000 and $2,082,000, respectively, in the same periods of 2012. At September 30, 2013 the Company had deferred revenue of $5,829,000 related to the Ferrer Agreement.

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

As described in Note 8, in connection with the Teva Agreement, the Company received a right-to-borrow under the Teva Note. The Company has the ability to draw on the Teva Note in amounts not to exceed $25 million, over a two year period. As outlined in Note 8, the Teva Note has a fixed conversion price and interest rate. This right-to-borrow was considered additional consideration provided by Teva to the Company pursuant to the Teva Agreement. The Company performed an analysis using a Monte Carlo simulation model with a volatility rate of 70% and an estimated debt yield of 15%. Based on this analysis, the Company determined that the fair value of this right-to-borrow was $2.8 million. The Company recorded this amount as revenue and as an other asset upon entering into the Teva Note. The asset is being amortized to interest expense over the two year period during which the Company is able to exercise the right-to-borrow. As the Company draws on the Teva Note, the relative portion of the unamortized right-to-borrow will be accounted for as a cost of borrowing and will be amortized to interest expense over the life of the borrowing. In the third quarter of 2013, the Company drew down $10,000,000 against the Teva Note and reclassified $901,000 of the unamortized right-to-borrow as a cost of borrowing to be amortized to interest expense over the life of the borrowing. The Company recorded $348,000 and $555,000 in interest expense related to the right-to-borrow in the three and nine months ended September 30, 2013, respectively.

As noted above, the Company is eligible to receive up to $195 million of additional payments from Teva related to the successful completion of the ADASUVE post-approval studies in the U.S. and Teva achieving specified net sales targets. The payments related to net sales targets will be recognized as royalty revenue when each target is earned and payable to the Company. The payment related to the completion of the ADASUVE post-approval studies will be recognized upon completion of the studies when the payment is earned and payable to the Company.

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

Subject to certain exceptions, Autoliv has agreed to manufacture, assemble and test the Chemical Heat Packages solely for the Company in conformance with the Company’s specifications. The Company will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by the Company, per Chemical Heat Package delivered. In October 2013, Autoliv notified the Company of their intent to terminate, effective October 2016, the Manufacture Agreement. Prior to October 2016, Autoliv and the Company remain fully obligated to perform pursuant to the terms of both the Manufacture Agreement and the New Note. The Manufacture Agreement provides that during the term of the Manufacture Agreement, Autoliv will be the Company’s exclusive supplier of the Chemical Heat Packages. In addition, the Manufacture Agreement grants Autoliv the right to negotiate for the right to supply commercially any second generation Chemical Heat Package (a “Second Generation Product”) and provides that the Company will pay Autoliv certain royalty payments if the Company manufactures Second Generation Products itself or if the Company obtains Second Generation Products from a third party manufacturer. Upon the termination of the Manufacture Agreement, the Company will be required, on an ongoing basis, to pay Autoliv certain royalty payments related to the manufacture of the Chemical Heat Packages by the Company or third party manufacturers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding: the ability of us and our collaborators to effectively and profitably commercialize ADASUVE, the timing of the commercial launch of ADASUVE in various countries, our collaborators’ and our ability to implement and assess the ADASUVE REMS program, the adequacy of our capital to support our operations, our ability to raise additional funds and the potential terms of such potential financings, the timing and outcome of the ADASUVE post-marketing studies, the prospects of us receiving approval to market ADASUVE in Latin America, Russia, the Commonwealth of Independent States countries and other countries, the implications of interim or final results of our clinical trials, the progress and timing of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of our product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures and the sufficiency of our cash resources. Our actual results could differ materially from those discussed in our forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

For the U.S. market, Teva Pharmaceuticals USA, Inc., or Teva, is our exclusive commercial collaborator for ADASUVE. Grupo Ferrer Internacional S.A., or Ferrer, is our exclusive commercial collaborator for ADASUVE in Europe, Latin America, Russia and the Commonwealth of Independent States countries, or the Ferrer Territories. In July 2013, Ferrer launched ADASUVE in the EU with the first commercial sale in Germany and, in October 2013, Ferrer sold the first commercial units of ADASUVE in Austria. We expect Ferrer to launch ADASUVE in additional EU countries before year-end and to continue the EU launch into 2014. We are projecting ADASUVE to be launched by Teva in the U.S. no earlier than the first quarter of 2014. We continue to seek additional strategic collaborations to commercialize ADASUVE in the territories outside of the U.S. and the Ferrer Territories.

We have one product candidate in active development, AZ-002 (Staccato alprazolam), which is being developed for the treatment of acute repetitive seizures. We anticipate initiating a Phase 2a proof-of-concept clinical trial of AZ-002 in the first quarter of 2014.

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

We believe that, based on our cash, cash equivalents and marketable securities balance at September 30, 2013, remaining proceeds available under the Teva Convertible Promissory Note and Agreement to Lend, or the Teva Note, estimated product revenues, royalties and milestone payments associated with the sale of ADASUVE and our current projected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the third quarter of 2014. We may not be able to raise additional sufficient capital on acceptable terms, or at all, to commercially manufacture ADASUVE profitably or continue development of our other product candidates or to continue operations and we may not be able to execute any strategic transaction.

ADASUVE Commercialization Strategy

Our global commercialization strategy for ADASUVE is to secure strategic collaborations to commercialize ADASUVE while maintaining control and primary responsibility for manufacturing internally. We currently have two commercialization collaborations, the Teva Agreement and the Ferrer Agreement. We are continuing to seek additional commercialization collaborations to commercialize ADASUVE in territories outside the Teva and the Ferrer Territories. We have primary responsibility for certain post-approval commitments related to the ADASUVE approval in the EU, as outlined in the Ferrer Agreement. We plan to manufacture our commercial product for the United States, the Ferrer Territories and for any potential future territories in our Good Manufacturing Practice, or GMP, facility in Mountain View, California.

In December 2012, the FDA approved our New Drug Application, or NDA, for Staccato loxapine, as ADASUVE (loxapine) Inhalation Powder 10 mg for the acute treatment of agitation associated with schizophrenia or bipolar I disorder in adults.

As a condition of the approval of ADASUVE in the U.S., a Risk Evaluation and Mitigation Strategy, or REMS, program including an “elements to assure safe use” is required to be implemented and periodically assessed. ADASUVE will only be available in healthcare facilities/hospitals enrolled in the ADASUVE REMS program. As an additional condition of U.S. ADASUVE approval, there are several additional post-approval commitments and requirements, including a 10,000 patient observational clinical trial that is designed to gather patient safety data based on the “real-world” use of ADASUVE in the hospital setting and a clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients. The data derived from any post-approval study or trial could result in additional restrictions on the commercialization of ADASUVE through changes to the approved ADASUVE label, changes to the approved REMS, the imposition of additional post-approval studies or trials, or even the withdrawal of the approval of ADASUVE from the market. We have transferred the ADASUVE NDA and related regulatory documents to Teva, and Teva has primary responsibility for post-approval commitments and conditions related to the U.S. ADASUVE approval.

In February 2013, the EC granted marketing authorization for ADASUVE. In the EU, ADASUVE, 4.5 mg and 9.1 mg inhalation powder loxapine, pre-dispensed, is authorized for the rapid control of mild-to-moderate agitation in adult patients with schizophrenia or bipolar disorder. The ADASUVE marketing authorization requires that patients receive regular treatment immediately after control of acute agitation symptoms, and that ADASUVE is administered only in a hospital setting under the supervision of a healthcare professional. The ADASUVE marketing authorization also recommends that a short-acting beta-agonist bronchodilator treatment be available for treatment of possible severe respiratory side-effects, such as bronchospasm.The EC delivered the marketing authorization for ADASUVE on the basis of the positive opinion issued by the European Medicines Agency, or EMA, in December 2012 and is valid in all 28 EU Member States, plus Iceland, Liechtenstein and Norway.

As a condition of the ADASUVE marketing authorization in the EU, we have several post-approval commitments including, (i) a benzodiazepine interaction study, (ii) a controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, (iii) an observational clinical trial, and (iv) a drug utilization clinical trial.

We began manufacturing commercial quantities of ADASUVE for the EU in the second quarter of 2013 at our Mountain View, California facility and will continue to manufacture commercial product for both Ferrer and Teva. In the second quarter of 2013, we shipped 13,370 units of ADASUVE and in the third quarter of 2013, we shipped 14,405 units of ADASUVE. Because our current license and supply agreements provide our collaborators with an acceptance period during which they may reject any product which does not conform to agreed-upon specifications, revenue for units shipped may be recognized in a period subsequent to the period in which the units are shipped.

We have initiated and completed two of the post-approval commitments from the EU approval; the benzodiazepine interaction study and the thorough QTc study with two doses of ADASUVE.

The benzodiazepine interaction study was a drug-drug interaction study with ADASUVE and lorazepam. The objective of this study was to compare the safety and pharmacodynamic profiles of concurrent administration of a single dose of ADASUVE and intramuscular lorazepam, compared to that of each drug administered alone. The study enrolled 22 subjects.

The primary endpoints of the study were the maximum effect and area under the concentration-time curve, or AUC, from baseline to two hours post-treatment value, in respirations per minute and pulse oximetry between the treatment groups. The three treatment groups were (a) ADASUVE and lorazepam, (b) ADASUVE alone and (c) lorazepam alone. There were no statistically significant differences observed between the three treatment groups on the two primary endpoints.

Secondary endpoints of the study included sitting blood pressure, heart rate, sedation visual analogue scale, and psychomotor measures of attention, information processing speed, reaction time, and coordination. With the exception of sedation and psychomotor measures, there were no statistically significant differences observed on these secondary measures.

The controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, thorough QTc study was a QT/QTc study of two doses. It has been shown in a pre-marketing clinical study that clinically relevant QT prolongation does not appear to be associated with a single dose of ADASUVE. The potential risk of QTc prolongation following repeat dosing was unknown. The objective of this study was to assess the potential effects on the QT interval of two consecutive doses of ADASUVE administered two hours apart, in relation to placebo and an active control in healthy volunteers. The study enrolled 60 subjects.

ADASUVE given as two 10 mg doses, two hours apart, did not cause significant electrocardiogram changes defined by the individual-corrected QTci. Results for Fridericia’s and Bazett’s corrections, formulas used to analyze the QT interval, were confirmatory, as were findings for absolute values and change from baseline values. Heart rate and other standard measures were also unaffected. Assay sensitivity was confirmed with significant effects observed for moxyfloxicin, the active control in the study. The Company believes that ADASUVE is not associated with cardiac repolarization liability under the dosing conditions studied.

ADASUVE U.S. Commercialization

In May 2013, we entered into a License and Supply Agreement with Teva, or the Teva Agreement, to provide Teva with an exclusive license to develop and commercialize ADASUVE in the U.S. Under the terms of the Teva Agreement, Teva is responsible for all U.S. development, regulatory and commercialization activities for ADASUVE, including the U.S. post-approval clinical studies. Teva also has rights to conduct additional clinical trials of ADASUVE for potential new indications in neurological disorders. The ADASUVE NDA was transferred to Teva on June 17th, 2013.

Alexza is responsible for manufacturing and supplying ADASUVE to Teva for clinical trials and commercial sales. Teva has the exclusive rights to commercialize ADASUVE in the U.S. and the co-exclusive rights, with Alexza and its affiliates, to manufacture the product.

The protocol for the post-approval Phase 4 observational study is currently under review by the FDA, with plans to initiate enrollment in the second half of 2014.

Commercial launch for ADASUVE is scheduled for the first quarter of 2014, which we believe will allow the FDA to review the resubmission of labeling and REMS program materials that reflect administrative changes associated with the NDA transfer to Teva, such as Teva National Drug Code numbers and Teva company contact information. Once appropriate FDA requirements for REMS and labeling are met and implemented, the product may be commercially launched.

ADASUVE is being marketed in Teva’s U.S. Specialty Pharmaceuticals business by the Teva Select Brands, or TSB, team, which is a subsidiary of Teva Pharmaceutical Industries, Ltd. Over 50 people at Teva are involved in launch preparation activities that include preparing for direct sales, education programs, promotional campaigns and a field medical presence. We estimate that the Teva sales team will grow to cover targeted hospitals believed to be most likely to use ADASUVE, and the field medical presence will be scaled to meet estimated medical inquiries. Teva has participated in several professional conferences related to ADASUVE. Promotional materials are under review at the FDA, with feedback anticipated by the end of the year.

ADASUVE Ferrer Territories Commercialization

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

The Ferrer Territories include countries within the EU and countries outside of the EU. In the EU, Ferrer has initiated a launch plan based on estimated market opportunity, timing of pricing and projected reimbursement, and coordination with distribution partners. ADASUVE is now available in Germany and Austria, and Ferrer anticipates additional EU country launches in 2013 and 2014. In the non-EU Ferrer countries, Ferrer is interacting with various regulatory agencies and working on the required independent regulatory submissions.

In countries where Ferrer does not have a direct commercial presence, they are seeking to establish distribution agreements with companies that are believed to have sales capabilities in the hospital and/or psychiatry markets. As of November 6, 2013, Ferrer had announced distribution agreements with Medivir AB and AOP Orphan Pharmaceuticals AG.

As a part of its education, market conditioning and commercialization strategy, Ferrer is, among other activities:

•	seeking to build awareness about agitation and ADASUVE at national and regional medical conferences;

•	developing medical symposia, hosting regional educational events, exhibiting with a branded ADASUVE booth; and

•	working with clinicians in the field.

Also, in each Ferrer country, a combination of medical science liaisons and sales representatives is expected to target hospitals and medical settings that are believed to treat a high volume of agitated patients.

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

In May 2013, concurrent with the Teva Agreement, we entered into the Teva Note. Under the terms of the Teva Note, we may, upon written notice to Teva, draw upon the Teva Note to fund agreed operating budgets related to ADASUVE. The aggregate draw-downs may total up to $25 million and will be due and payable on the fifth anniversary of the signing of the Teva Note. We may prepay, from time to time, up to one-half of the total amounts advanced plus the related interest outstanding at any time prior to the maturity date. At the maturity date, Teva will have the right to convert the then outstanding amounts into shares of Alexza common stock at a conversion price of $4.4833 per share. The Teva Note bears simple interest of 4% per year. The effective interest rate of the Teva Note, which takes into consideration the beneficial conversion feature and the right-to-borrow discounts, is 13.9%. We have two years from the effective date of the Teva Note to receive advances. In September 2013, we drew down $10 million against the Teva Note and we anticipate drawing additional advances in the future.

We have retained all rights to the Staccato system and our product candidates other than those for ADASUVE. We intend to capitalize on our internal resources to develop certain product candidates and to identify routes to utilize external resources to develop and commercialize other product candidates.

We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, equipment financings, debt financings and government grants. We have incurred significant losses since our inception. As of September 30, 2013, our accumulated deficit was $368.5 million and total stockholders’ deficit was $19.9 million. We recognized net losses of $33.9 million, $28.0 million, $40.5 million, and $1.5 million in the nine months ended September 30, 2013 and in the years ended December 31, 2012, 2011 and 2010, respectively. We began recognizing ADASUVE product revenues in the second quarter of 2013 in the EU and expect to earn product and royalty revenues related to sales of ADASUVE in the U.S beginning no earlier than the first quarter of 2014. We expect our expenses to increase in the fourth quarter of 2013 and the first half of 2014 as we continue to ramp up our commercial manufacturing of ADASUVE, continue to undertake the required efforts to meet our post-approval commitments to the EC and develop our product candidate pipeline.

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

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. We consider the development of our product candidates to be crucial to our long-term success. The probability of success for each product candidate may be impacted by numerous factors, including preclinical data, clinical data, competition, device development, manufacturing capability, regulatory approval and commercial viability. We plan to seek additional collaborators for the worldwide development and commercialization for all of our product candidates. If we enter into additional collaboration agreements, third parties could have control over preclinical development, clinical trials or the regulatory process for some of our product candidates. Accordingly, the progress of such product candidate would not be under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to any future collaboration arrangements or how such arrangements would affect our development plans or capital requirements. We anticipate that we and any collaborators will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to the product candidate’s commercial potential.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2013 and 2012

Revenue

Revenues for the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Product revenues	$188	$—	$294	$—
Amortization of upfront payments	728	729	2,186	3,341
Milestone revenue	1,250	—	1,250	—
Teva upfront payment	—	—	40,000	—
Teva right-to-borrow asset	—	—	2,800	—

Total Revenues	$2,166	$729	$46,530	$3,341

We began shipping commercial units and recognizing revenue on ADASUVE in the second quarter of 2013. Amortization of upfront payments is from our Ferrer Agreement in 2013 and 2012 and amounts from our commercial license and development agreement with Cypress Bioscience, Inc., or Cypress, now Royalty Pharma, signed in August 2010 through the first quarter of 2012. Milestone revenue in the three and nine months ended September 30, 2013 resulted from the achievement of a milestone under the Ferrer Agreement. We expect product revenues to increase in the fourth quarter of 2013 and in 2014 and to begin to recognize royalty revenues from Teva beginning no earlier than the first quarter of 2014.

Cost of Goods Sold

Costs of Goods Sold include the direct costs incurred to manufacture products sold combined with allocated manufacturing overhead, which consists of indirect costs, including labor and facility overhead. We are in the early stages of commercialization and have incurred significantly higher than normal indirect costs in the production of our inventory due to manufacturing start-up costs and low production volumes and expect to continue to incur higher than normal indirect costs until we get closer to our normal manufacturing capacity. The carrying cost of inventory is reduced so as to not be in excess of market value as determined by the contractual transfer prices to Ferrer and Teva. These amounts are expensed to cost of goods sold. All costs associated with the manufacturing process incurred prior to the first commercial product produced in the second quarter of 2013 were expensed as a component of research and development expense. Cost of goods sold for the three and nine months ended September 30, 2013 consist mainly of start-up and excess manufacturing costs during the period in addition to the cost of the units shipped to Ferrer. We expect our costs of goods sold to decrease as a percentage of product sales in the fourth quarter of 2013 and in 2014 as we anticipate increased units shipped to Ferrer and Teva. However, we will continue to incur high unabsorbed production costs until we achieve higher consistent production levels.

Research and Development Expenses

Research and development expenses are identified as costs directly attributable to the development of our product and product candidates or as general research. Direct costs consist of personnel costs directly associated with a candidate, preclinical study costs, clinical trial costs, related clinical drug and device development and manufacturing costs, contract services and other research expenditures. Overhead, facility costs and other support service expenses are allocated to each product or candidate or to general research, and the allocation is based on employee time spent on each program.

The following table allocates our expenditures between product and product candidate costs or general research, based on our internal records and estimated allocations of employee time and related expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Product and product candidate expenses	$2,845	$4,254	$10,825	$12,864
General research	2,612	530	5,650	1,962

Total research and development expenses	$5,457	$4,784	$16,475	$14,826

The increase in research and development expenses in the three and nine months ended September 30, 2013 as compared to the same periods in 2012 is primarily a result of our additional regulatory expenses related to the approval of the Marketing Authorization Application, or MAA, and costs associated with our post-approval commitments related to the MAA approval, partially offset by expenses related to quality and manufacturing being classified as cost of goods sold in 2013.

We expect research and development expenses will increase in the fourth quarter of 2013 due to higher anticipated clinical expenses related to development of AZ-002 and EU post-commercial expenses.

General and Administrative Expenses

General and administrative expenses were $3,097,000 and $12,016,000 during the three and nine months ended September 30, 2013 and $2,338,000 and $6,487,000 in the same periods in 2012, respectively. The increase was partially due to pre-commercialization efforts such as market research, including pricing and market segmentation studies, during 2013, and an increase in headcount and external expenses to support the increased operational activity as a result of obtaining approval of our ADASUVE NDA in December 2012. Also, during the nine months ended September 30, 2012, we recognized a non-cash contra expense of $1,400,000 related to the termination of our lease and associated subleases of one of our Mountain View facilities. The non-cash contra expense was a result of the reversal of deferred rent liability, net of the accelerated depreciation of the fixed assets, related to the facility.

We expect general and administrative expenses to decrease slightly in the fourth quarter as Teva has assumed responsibility for certain development, pre-commercialization and commercialization efforts.

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

During the three months ended September 30, 2013, non-operating loss was a result of the passage of three months on the present value computation of the discounted cash flow model. During the nine months ended September 30, 2013, we updated the contingent liability fair value model primarily to reflect the impact of the terms of the Teva Agreement. We also reduced the discount rate used to compute the fair value of the contingent consideration liability from 18.0% to 16.5% to reflect the reduction in our estimated weighted average cost of capital. These changes resulted in non-operating, non-cash losses of $1,613,000 and $44,013,000 during the three and nine months ended September 30, 2013, respectively.

During the three months ended September 30, 2012, we updated the contingent liability fair value model primarily to reflect the present value impact of the passage of three months on our discounted cash flow model. During the three and nine months ended September 30, 2012, we updated the contingent liability fair value model primarily to reflect the timing of certain cash flows as a result of the delay in our ADASUVE PDUFA goal date and the receipt of the Complete Response Letter for the ADASUVE NDA in May 2012. This update resulted in a non-operating, non-cash loss of $200,000 during the three months ended September 30, 2012 and a non-operating, non-cash gain of $1,000,000 during the nine months ended September 30, 2012.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net was $1,000 and $18,000 for the three and nine months ended September 30, 2013, respectively, and $5,000 and $413,000 in the same periods in 2012, respectively. The amounts primarily represent income earned on our cash, cash equivalents, marketable securities and restricted cash. We expect interest income to continue to remain nominal through 2013 as we expect the low interest rate environment to continue.

Interest Expense

Interest expense was $461,000 and $1,055,000 for the three and nine months ended September 30, 2013, respectively and $333,000 and $1,146,000 in the same periods in 2012, respectively. The amounts represent interest on our equipment financing obligations and term loan agreements. The amounts for the three and nine months ended September 30, 2013 also include the amortization of the right-to-borrow asset received in connection with the Teva Note. We expect interest expense to increase due to the interest related to the $10,000,000 advance on the Teva Note on September 27, 2013, interest from future anticipated advances on the Teva Note, and the amortization of the right-to-borrow asset and the beneficial conversion feature related to the Teva Note.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, revenues primarily from licensing and development agreements, government grants, debt instruments and payments from Allegro. We have received additional funding from financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our 2005 Employee Stock Purchase Plan, or ESPP. As of September 30, 2013, we had $32.5 million in cash, cash equivalents, and marketable securities. Our cash, cash equivalents and marketable security balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Cash Flows from Operating Activities. Net cash provided by (used in) operating activities was $10.0 million and $(11.0) million during the nine months ended September 30, 2013 and 2012, respectively. Cash flows from operating activities in the nine months ended September 30, 2013 primarily reflect the receipt of the $40 million upfront payment related to the Teva Agreement and the overall net loss of $33.9 million adjusted for the $44.0 million non-cash loss related to the increase of the contingent consideration liability, share-based compensation expense of $2.5 million and depreciation and amortization of $2.5 million. Cash flows from operating activities were also impacted by increases in accounts payable of $1.9 million and inventory of $2.1 million as we built inventory for the commercial production of ADASUVE and a decrease in deferred revenues of $2.2 million.

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

Cash Flows from Investing Activities. Net cash (used in) provided by investing activities was $(10.1) million and $2.4 million during the nine months ended September 30, 2013 and 2012, respectively. Investing activities consist primarily of fixed asset purchases and purchases of marketable securities. During the nine months ended September 30, 2013 and 2012 we had fixed asset purchases of $1.5 million and $0.2 million, respectively. During the nine months ended September 30, 2013, we had purchases of marketable securities of $10.6 million and during both the nine months ended September 30, 2013 and 2012, we had maturities of marketable securities of $2.0 million. During the nine months ended September 30, 2012, we also had proceeds from the disposal of property and equipment of $0.4 million.

Cash Flows from Financing Activities. Net cash provided by financing activities was $6.2 million and $19.2 million during the nine months ended September 30, 2013 and 2012, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our financing agreements. In the nine months ended September 30, 2013 and 2012, we raised net proceeds of approximately $6.4 million and $13.4 million from the sale of common stock under our equity line of credit with Azimuth, respectively. In the nine months ended September 30, 2012, we raised net proceeds of approximately $20.2 million from a public offering and approximately $1.5 million from the sale of common stock to Ferrer.

In the nine months ended September 30, 2013 and 2012, we made payments of $10.3 and $5.0 million, respectively, to the former stockholders of Allegro as a result of our receipt of the $40 million upfront payment from Teva and $1.25 million milestone payment from Ferrer in 2013 and the $10 million Ferrer upfront payment in 2012. Our agreement with Hercules Technology Growth Capital, Inc., or Hercules, to establish a restricted cash account resulted in an increase in cash flows of $5.1 million in the nine months ended September 30, 2013 and a decrease in cash flows of $6.5 million in the nine months ended September 30, 2012. In the nine months ended September 30, 2013 and 2012, principal payments on our financing obligations were $5.0 million and $4.5 million, respectively.

We believe that, based on our cash, cash equivalents and marketable securities balances at September 30, 2013, remaining proceeds available from the Teva Note, estimated product revenues, royalties and milestone payments associated with the sale of ADASUVE and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs at least into the third quarter of 2014. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” In light of the numerous risks and uncertainties associated with the commercialization of ADASUVE, development of our product candidates and the extent to which we enter into additional strategic collaboration agreements with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our estimates regarding our future funding requirements are based on assumptions that may prove to be wrong and we could utilize our available financial resources sooner than we currently expect. These estimates and our future funding requirements will depend on many factors, including:

•	expenditures related to the ADASUVE post-approval commitments to both the FDA and EC during this period being within budgeted levels or paid for by our collaborators;

•	no unexpected costs related to the development of our manufacturing capability or to manufacture ADASUVE;

•	no unbudgeted growth in the number of our employees during this period;

•	no material shortfall in our budgeted revenues;

•	the commercial success of ADASUVE or any other product candidates that are approved for marketing;

•	the continuation of our commercial agreements with Teva and Ferrer;

•	the cost, timing and outcomes of regulatory approvals or non-approvals for our other product candidates;

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the terms and timing of any additional distribution, strategic collaboration or licensing agreements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing manufacturing, marketing and sales capabilities including replacing Autoliv as a provider of the chemical heat packages for ADASUVE and our other product candidates;

•	the cost of establishing clinical and commercial supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies.

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs, or reduce our efforts to build our commercial manufacturing, marketing and sales capacity, and other operations. We may seek to raise additional funds through public or private financing, strategic collaborations or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Applicable listing standards, may affect our ability to consummate certain types of offerings of our securities in the future. If we raise funds through additional collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition, results of operations, and prospects.

Contractual Obligations

We lease a building with 64,104 square feet of manufacturing, office and laboratory facilities in Mountain View, California. The lease expires on March 31, 2018, and we have two options to extend the lease for five years each. We believe that the Mountain View facility is sufficient for our office, manufacturing and laboratory needs for at least the next two years.

On May 4, 2010, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules. Under the terms of the Loan Agreement, we borrowed $15 million at an interest rate equal to the higher of (i) 10.75% or (ii) 6.5% plus the prime rate as reported in the Wall Street Journal, or the Prime Rate, with a maximum interest rate of 14%, and issued to Hercules a secured term promissory note evidencing the loan. We made interest only payments through January 2011 and beginning in February 2011 the loan began to be repaid in 33 equal monthly installments and was paid in full in October 2013.

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

We will pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the manufacture agreement expired on December 31, 2012, at which time the manufacture agreement automatically renewed for a five-year renewal term. Unless we or Autoliv notify the other party no less than 36 months prior to the then-current renewal term that such party wishes to terminate the manufacture agreement, the agreement will automatically renew for additional successive five-year terms. In October 2013, Autoliv notified us of their intent to terminate, effective October 2016, the Manufacture Agreement. Prior to October 2016, Autoliv and we remain fully obligated to perform pursuant to the terms of both the Manufacture Agreement and the New Note.

On May 7, 2013, we entered into the Teva Note. Under the terms of the Teva Note, we may, upon written notice to Teva, receive advances to fund agreed operating budgets related to ADASUVE. The aggregate advances may total up to $25 million and will be due and payable on May 7, 2018, or the Maturity Date. The Teva Note bears interest at 4% per annum. Prior to the Maturity Date, we have the option to prepay up to one-half of the outstanding principal and accrued interest amount. On the Maturity Date, Teva has the option to convert the outstanding principal and accrued interest into Alexza common stock at a price of $4.4833 per share. In September 2013, we received an advance of $10 million against the Teva Note, and we anticipate requesting additional advances in the future.

Our scheduled future minimum contractual payments, net of sublease income, including interest at September 30, 2013, are as follows (in thousands):

	Operating Lease Agreements	Financing Obligations	Total
2013 - remaining three months	$875	$770	$1,645
2014	3,502	815	4,317
2015	3,197	—	3,197
2016	3,287	—	3,287
Thereafter	4,239	11,844	16,083

Total	$15,100	$13,429	$28,529

As part of our purchase of all of the outstanding equity of Allegro in August 2009, we agreed to pay to the former Allegro stockholders certain percentages of cash payments that may be generated from future collaboration transactions pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam). In May and August 2013, we made payments to the former Allegro stockholders of $10 million and $312,500 as a result of the $40 million upfront payment we received from Teva and the $1.25 million milestone payment we received from Ferrer, respectively.

Critical Accounting Policies, Estimates and Judgments

Other than the following, there have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2013 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We recognize product revenue as follows:

•	Persuasive Evidence of an Arrangement. We currently sell product through license and supply agreements with our collaborators, Ferrer and Teva. Persuasive evidence of an arrangement is generally determined by the receipt of an approved purchase order from the collaborator in connection with the terms of the license and supply agreements.

•	Delivery. Typically, ownership of the product passes to the collaborator upon shipment. Our current license and supply agreements also provide our collaborators with an acceptance period during which they may reject any product which does not conform to agreed-upon specifications. Because ADASUVE is a new product, a new technology and our first product to be commercialized, and because we do not have a history of producing product to collaborator specifications, we will not consider delivery to have occurred until after the collaborator acceptance period has ended or the collaborator has positively accepted the product. Once we have demonstrated over the course of time an ability to reliably produce the product to collaborator specifications, we will consider delivery to have occurred upon shipment in the absence of any other relevant shipment or acceptance terms.

•	Sales Price Fixed or Determinable. Sales prices for product shipments are determined by the license and supply agreements and documented in the purchase orders. After the collaborator acceptance period has ended or the collaborator has positively accepted the product, our collaborators do not have any product return or replacement rights, including for expired products.

•	Collectability. Payment for the product is contractually obligated under the license and supply agreements. We will monitor payment histories for our collaborators and specific issues as they arise to determine whether collection is probable for a specific transaction and defer revenue as necessary.

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

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of September 30, 2013, we had cash, cash equivalents and marketable securities of $32.5 million. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management (with the participation of our chief executive officer, chief financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2013, our internal disclosure controls and procedures were effective.

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

ADASUVE is our only product approved for marketing by the FDA or the EC, and our ability to generate revenue in the near term is entirely dependent upon sales of ADASUVE. We or our collaborators may not be able to successfully commercialize ADASUVE for a number of reasons, including:

•	we or our collaborators may not be able to establish or demonstrate in the medical community the safety and efficacy of ADASUVE and any potential advantages over existing therapeutics and products currently in clinical development;

•	doctors may be hesitant to prescribe ADASUVE until results from our post-approval studies are available or other long term data regarding efficacy and safety exists;

•	results from our post-approval studies may fail to verify the clinical benefit of ADASUVE for the treatment of agitation in bipolar and schizophrenic patients or may reveal unforeseen safety issues;

•	our limited experience in marketing, selling and distributing ADASUVE;

•	reimbursement and coverage policies of government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•	the relative price of ADASUVE as compared to alternative treatment options;

•	the relative infrequency of agitation in many bipolar and schizophrenic patients, including the reliability of our estimates;

•	we or our collaborators may not have adequate financial or other resources to successfully commercialize ADASUVE;

•	we may be unable to secure a replacement manufacturer for the chemical heat packages in ADASUVE by October 2016 or the costs for such manufacturer to produce the chemical heat packages may be higher than the cost from Autoliv; and

•	we may not be able to manufacture ADASUVE in commercial quantities or at acceptable costs.

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

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $33.9 million, $28.0 million, $40.5 million, and $1.5 million for the nine months ended September 30, 2013 and for the years ended December 31, 2012, 2011, and 2010, respectively. As of September 30, 2013, we had an accumulated deficit of $368.5 million and a stockholders’ deficit of $19.9 million. We expect to continue to incur substantial net losses and negative cash flow through at least 2015. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We believe that, based on our cash, cash equivalents and marketable securities balance at September 30, 2013, remaining proceeds available under the Teva Note, estimated product revenues, royalties and milestone payments associated with the sale of ADASUVE and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the third quarter of 2014. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	continuation of our Teva and Ferrer collaborations;

•	no unexpected costs related to the development of our commercial manufacturing capability; and

•	no unbudgeted growth in the number of our employees during this period.

We may never be able to generate a sufficient amount of product or royalty revenue to cover our expenses and we do not expect to generate any material product revenues until at least the fourth quarter of 2013 or royalty revenues until at least the first quarter of 2014. Until we do, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic collaborations or licensing arrangements. Any financing transaction may contain unfavorable terms. For example, the terms of certain warrants we have issued in previous financings could require us to pay warrant holders a significant portion of the proceeds in a change of control transaction, potentially materially reducing the proceeds available to holders of our common stock. If we raise additional funds by issuing equity securities our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we raise additional funds through strategic collaborations, we may be required to relinquish rights to ADASUVE, our product candidates or our technologies, or to grant licenses on terms that are not favorable to us. Complying with the terms of the foregoing rights and restrictions may make it more difficult to complete certain types of transactions and result in delays to our fundraising efforts.

We do not have sales and marketing capabilities, and consequently must rely on commercial collaborations to sell our products, and we and our collaborators may be unable to generate significant product revenue.

In December 2012, the FDA granted marketing approval for the commercial sale of ADASUVE in the United States for the acute treatment of agitation associated with schizophrenia or bipolar I disorder in adults. The approval of ADASUVE is our first regulatory approval. ADASUVE must be administered only in healthcare facilities enrolled in the ADASUVE REMS program that have immediate on-site access to equipment and personnel trained to manage acute bronchospasm, including advanced airway management (intubation and mechanical ventilation). We do not have a sales and marketing organization and as a company, we do not have significant experience in the sales and distribution of pharmaceutical products.

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

In February 2013, the EC delivered a marketing authorization for ADASUVE, as ADASUVE (Staccato loxapine) 4.5 mg or 9.1 mg, inhalation powder, pre-dispensed. In October 2011, we entered into a commercial collaboration with Ferrer pursuant to the Ferrer Agreement, to commercialize ADASUVE in the Ferrer Territories. In July 2013, Ferrer launched ADASUVE in the EU, with the first commercial sale in Germany and had the first commercial sale in Austria in October 2013. We expect Ferrer to launch ADASUVE in additional EU countries before year end and to continue the EU launch into 2014. If Ferrer is unable to commercialize ADASUVE successfully in the various Ferrer Territories or we are unable to fulfill the post-marketing authorization obligations that were imposed as part of the marketing authorization granted for ADASUVE in the EU, our revenue will suffer and our stock price may decline.

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

We also intend to seek international distribution collaborators in addition to Ferrer for ADASUVE and our product candidates. If we are unable to enter into an international distribution collaboration, we will be unable to generate revenues from countries outside the U.S. and the Ferrer Territories.

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

Our relationships with Royalty Pharma, Teva, and Ferrer are, and any other strategic collaborations with pharmaceutical or biotechnology companies we may establish will be, subject to a number of risks including:

•	business combinations or significant changes in a strategic collaborator’s business strategy may adversely affect a strategic collaborator’s willingness or ability to complete its obligations under any arrangement;

•	we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of ADASUVE or our product candidates;

•	strategic collaborators may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;

•	strategic collaborators may not pursue further development and commercialization of products resulting from the strategic collaboration arrangement or may elect to discontinue research and development programs;

•	strategic collaborators may not commit adequate resources to the marketing and distribution of any future products, limiting our potential revenues from these products;

•	disputes may arise between us and our strategic collaborators that result in the delay or termination of the research, development or commercialization of ADASUVE or our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

•	strategic collaborators may experience financial difficulties;

•	strategic collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	strategic collaborators could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	strategic collaborators, including Teva, Ferrer or Royalty Pharma, could terminate the arrangement or allow it to expire, which would delay and may increase the cost of developing our product candidates or commercializing ADASUVE.

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

For ADASUVE, the REMS contains measures to ensure that the product is only available in enrolled healthcare facilities that have immediate on-site access to equipment and personnel trained to manage acute bronchospasm, including advanced airway management (intubation and mechanical ventilation). The REMS may not allow commercialization and use of ADASUVE in a commercially feasible manner. In the future, the FDA could impose additional REMS elements, such as if the REMS proves inadequate in managing the risk of bronchospasm associated with ADASUVE or if new safety risks emerge, and such additional elements could substantially burden or even eliminate our ability to commercialize ADASUVE in a feasible manner.

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

ADASUVE and our Staccato system-based product candidates contain electronic and other components in addition to the active pharmaceutical ingredients. The cost to produce ADASUVE and our product candidates, and any additional approved products, will likely be higher per dose than the cost to produce intravenous or oral tablet products. This higher cost of goods may prevent us or our collaborators from ever selling any products at a profit. The development and production of our technology entail a number of technical challenges, including achieving adequate dependability in our production, that may be expensive or time consuming to solve. Any delay in or failure to develop and manufacture any future products in a cost effective way could prevent us from generating any meaningful revenues and prevent us from becoming profitable.

In October 2011, we committed to sell ADASUVE to Ferrer for a fixed transfer price, which is below our current production costs, and in May 2013, we committed to supply ADASUVE to Teva at a price based on costs of commercial production, which transfer price will convert to a fixed price upon achievement of costs equal to a specified per-unit price. Our future manufacturing costs per unit will be dependent on future demand of ADASUVE. If we and our collaborators do not generate sufficient demand, our manufacturing costs will exceed the fixed transfer price and will result in losses. In October 2013, Autoliv notified us of their intent to terminate, effective October 2016, the Manufacture Agreement. Prior to October 2016, Autoliv and we remain fully obligated to perform pursuant to the terms of both the Manufacture Agreement and the New Note. However, Autoliv may not continue to perform its obligations in the same manner during the termination period. If we are unable to secure a replacement manufacturer for the chemical heat packages in ADASUVE by October 2016 or if the costs for such manufacturer to produce the chemical heat packages are higher than the cost from Autoliv, it will significantly impact our ability to produce our commercial devices or to produce them at quantities or at a cost to allow us to become profitable.

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

Effective April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, were reduced by up to 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, Pub. L. No. 112-25, or BCA, as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240, or ATRA. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs, because Congress failed to enact legislation by January 15, 2012, to reduce federal deficits by $1.2 trillion over ten years. The BCA caps the cuts to Medicare payments or items and services at 2%, and requires the cuts to be implemented on the first day of the first month following the issuance of a sequestration order. The ATRA delayed implementation of sequestration from January 2, 2013, to March 1, 2013, and as a result, the Medicare cuts took effect April 1, 2013, and will remain in effect unless Congress enacts legislation to cancel the cuts. These cuts could adversely impact payment for ADASUVE and related procedures.

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

The majority of states also have statutes or regulations similar to the Federal Anti-Kickback Statue and Federal False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes.

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

An element of our business strategy is our intent to selectively collaborate with pharmaceutical, biotechnology and other companies to obtain assistance for the development and commercialization of ADASUVE and our product candidates. In August 2010, we entered into a license and development agreement with Cypress, now Royalty Pharma, for Staccato nicotine. In October 2011, we entered into the Ferrer Agreement with Ferrer for the commercialization of ADASUVE in the Ferrer Territories. In May 2013, we entered into a commercial collaboration with Teva, granting Teva an exclusive license to develop and commercialize ADASUVE in the U.S. We may never enter into additional strategic collaborations with third parties to develop and commercialize ADASUVE or our product candidates. Other than Royalty Pharma, Teva, and Ferrer, we do not currently have any strategic collaborations for ADASUVE or any of our product candidates.

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

If we or our collaborators were subject to administrative or judicially-imposed sanctions arising out of enforcement of the FDA, EMA, EC or other applicable U.S. and foreign laws, it could impair the ability of our collaborators to manufacture or successfully market ADASUVE, even if such an enforcement action does not relate specifically to ADASUVE. Such enforcement would have a significant impact on our financial condition and results.

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

Our third-party suppliers may not carry out their contractual obligations or meet our deadlines. In addition, the API they supply to us may not meet our specifications and quality policies and procedures. If we need to find alternative suppliers of the API used in ADASUVE or any of our product candidates, we may not be able to contract for such supplies on acceptable terms, if at all. Any such failure to supply or delay caused by such contract manufacturers would have an adverse effect on our ability to continue clinical development of our product candidates or commercialize ADASUVE.

If our third-party drug suppliers fail to achieve and maintain high manufacturing standards in compliance with cGMP regulations, we could be subject to certain product liability claims in the event such failure to comply resulted in defective products that caused injury or harm.

Unstable market conditions may have serious adverse consequences on our business.

The current economic situation and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe that, based on our cash, cash equivalents and marketable securities balance at September 30, 2013, the remaining proceeds available under the Teva Note, product revenues, royalties and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the third quarter of 2014, we may obtain additional financing on less than attractive rates or on terms that are extremely dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and stock price and could require us to delay or abandon clinical development plans or alter our operations. There is a risk that one or more of our current component manufacturers and collaborators may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

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

In addition, the heat packages used in the single dose version of our Staccato system are manufactured using certain energetic, or highly combustible, materials that are used to generate the rapid heating necessary for vaporizing the drug compound while avoiding degradation. Manufacture of products containing energetic materials is regulated by the U.S. government. We have entered into a manufacture agreement with Autoliv for the manufacture of the heat packages in the commercial design of our single dose version of our Staccato system. If Autoliv fails to manufacture the heat packages to the necessary specifications, or does not carry out its contractual obligations to supply our heat packages to us, or if the FDA requires different manufacturing or quality standards than those set forth in our manufacture agreement, our clinical trials or commercialization efforts may be delayed, suspended or terminated while we seek additional suitable manufacturers of our heat packages, which may prevent us from commercializing ADASUVE or our product candidates that utilize the single dose version of the Staccato system. In October 2013, Autoliv notified us of their intent to terminate, effective October 2016, the Manufacture Agreement. Prior to October 2016, Autoliv and we remain fully obligated to perform pursuant to the terms of both the Manufacture Agreement and the New Note. However, Autoliv may not continue to perform its obligations in the same manner during the termination period. If we are unable to secure a replacement manufacturer for the chemical heat packages in ADASUVE or if the costs for such manufacturer to produce the chemical heat packages are higher than the cost from Autoliv, it will significantly impact our ability to produce our commercial devices or to produce them at quantities or at a cost to allow us to become profitable.

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

The Teva Agreement provides Teva with the first right to enforce certain of the Alexza patents listed in the FDA “Orange Book” as well as product-specific patents related to ADASUVE that may be identified and prosecuted during the term of the Teva Agreement. While Teva may not settle any such enforcement action without our consent, there can be no assurance that Teva would enforce the ADASUVE patents in the same manner or with the same strategy as we might if we maintained the sole right to control litigation against potential third-party infringers. Our current patents or any future patents that may be issued regarding ADASUVE or our product candidates or methods of using them, can be challenged by our competitors who can argue that our patents are invalid and/or unenforceable. Third parties may challenge our rights to, or the scope or validity of, our patents. Patents also may not protect ADASUVE or our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The FDCA and the FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, non-infringing versions of a drug or device in order to facilitate the approval of generic substitutes. These same types of incentives encourage manufacturers to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor.

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

Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend time and money and could shut down some of our operations.

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

Our business is subject to complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.

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

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our information technology infrastructure, and as a result we manage a number of third party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber attacks. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent the adverse effect of such events. Significant disruptions of our information technology systems or breaches of data security could adversely affect our business.

Recent regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of tin, tantalum, tungsten and gold, known as conflict minerals, originating from the Democratic Republic of Congo, or the DRC, and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for public companies that use conflict minerals mined from the DRC and adjoining countries in their products. We have determined that we use at least one of these conflict minerals in the manufacture of ADASUVE and our other product candidates, although we have not yet determined the source of the conflict minerals that we use. These new disclosure requirements require us to use diligent efforts to determine which conflict minerals we use and the source of those conflict minerals, and disclose the results of our findings beginning in May 2014. There are and will be costs associated with complying with these disclosure requirements, including those costs incurred in conducting diligent efforts to determine which conflict minerals we use and the sources of conflict minerals used in ADASUVE and our other product candidates. Further, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in ADASUVE and our other product candidates. As there may be only a limited number of suppliers offering conflict free conflict minerals, and we cannot be sure that we will be able to obtain necessary conflict free conflict minerals in sufficient quantities or at competitive prices. In addition, we may face reputational challenges if we determine that ADASUVE and our other product candidates contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in ADASUVE and our other product candidates through the procedures we may implement. If we determine to redesign ADASUVE and our other product candidates to not use conflict minerals, we would incur costs associated with doing so.

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

•	the timing and success of the commercial launch of ADASUVE;

•	our and our collaborators’ ability to complete and implement our post-approval commitments for ADASUVE;

•	the process and outcome of our post-approval commitments for ADASUVE;

•	our ability to manufacture ADASUVE at a cost effective price;

•	our lack of experience with managing the obligations of a REMS program;

•	actual or anticipated regulatory approvals or non-approvals of our product candidates or competing products;

•	actual or anticipated cash depletion of our financial resources;

•	actual or anticipated results and timing of our clinical trials;

•	changes in laws or regulations applicable to ADASUVE or our product candidates;

•	changes in the expected or actual timing of our development programs, including delays or cancellations of clinical trials for our product candidates;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the life science and biotechnology industries;

•	changes in the market valuations of other life science or biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	difficulty, or increased costs, associated with replacing Autoliv as the supplier of chemical heat packages for ADASUVE and other product candidates;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	sales of our common stock (or other securities) by us; and

•	sales and distributions of our common stock by our stockholders.

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

This reverse stock split may not prevent our common stock from dropping back down below The NASDAQ Global Market minimum closing bid price requirement in the future. It is also possible that we would otherwise fail to satisfy another NASDAQ Global Market requirement for continued listing of our common stock. As of November 1, 2013, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $85.5 million and the total market value of our listed securities was $86.7 million and the closing bid price of our common stock was $5.02 per share. As of September 30, 2013, we had a stockholders’ deficit of $19.9 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

We received an advance of $10 million against the Teva Note on September 27, 2013. We have previously disclosed information related to the sale, including the terms of conversion into our common stock, on Current Reports on Form 8-K, filed with the SEC on May 8, 2013 and September 30, 2013.

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

Alexza Pharmaceuticals, Inc.
(Registrant)

November 6, 2013	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer
(principal executive officer)

November 6, 2013	/s/ Mark K. Oki
Mark K. Oki
Senior Vice President, Finance, Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.3	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (2)

3.5	Amendment to Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (2)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (2)

10.1*	Summary of Compensation Arrangements with Non-Employee Directors.

10.2*	2005 Non-Employee Directors’ Stock Option Plan, as amended.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document (filed electronically herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).

*	Management contract or compensation plan or arrangement.
(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-3 filed on June 26, 2012 (File No. 333-182341)
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(3)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.