Form 10-Q
period 2014-03-31
Alexza Pharmaceuticals Inc.
filed 2014-05-05
CIK 1344413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Total number of shares of common stock outstanding as of April 30, 2014: 17,320,149.

ALEXZA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31,	December 31,
	2014	2013(1)
ASSETS
Current assets:
Cash and cash equivalents	$53,068	$17,306
Marketable securities	—	8,578
Receivables	278	129
Inventory	4,437	3,447
Prepaid expenses and other current assets	2,364	1,453

Total current assets	60,147	30,913
Property and equipment, net	14,334	14,991
Restricted cash	6,890	—
Other assets	3,999	1,168

Total assets	$85,370	$47,072

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,405	$3,789
Accrued clinical trial expenses	100	178
Other accrued expenses	3,468	4,736
Current portion of contingent consideration liability	2,400	2,500
Current portion of financing obligations	591	780
Current portion of deferred revenue	3,215	2,915

Total current liabilities	13,179	14,898
Deferred rent	6,002	6,405
Noncurrent portion of contingent consideration liability	37,700	36,700
Noncurrent portion of deferred revenues	1,457	2,185
Noncurrent portion of financing obligations	58,042	10,744
Other noncurrent liabilities	267	115
Stockholders’ deficit:
Preferred stock	—	—
Common stock	2	2
Additional paid-in-capital	353,684	350,250
Accumulated other comprehensive income	—	1
Deficit accumulated during development stage	(384,963)	(374,228)

Total stockholders’ deficit	(31,277)	(23,975)

Total liabilities and stockholders’ deficit	$85,370	$47,072

(1)	The condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements at that date.

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue	$1,728	$729
Product sales	438	—

Total revenue	2,166	729
Operating expenses:
Cost of goods sold	3,791	—
Research and development	3,130	6,219
General and administrative	4,048	4,113

Total operating expenses	10,969	10,332
Loss from operations	(8,803)	(9,603)
Loss on change in fair value of contingent consideration liability	(1,150)	(10,900)
Interest and other income/ (expense), net	6	13
Interest expense	(788)	(222)

Net loss	$(10,735)	$(20,712)

Basic and diluted net loss per share	$(0.62)	$(1.31)

Shares used to compute basic and diluted net loss per share	17,282	15,773

Other Comprehensive Loss
Change in unrealized loss on marketable securities	(1)	—

Comprehensive loss	$(10,736)	$(20,712)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,735)	$(20,712)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	818	659
Change in fair value of contingent consideration liability	1,150	10,900
Amortization of debt discount, deferred interest and right-to-borrow asset	409	83
Amortization of premium (discount) on available-for-sale securities	2	—
Depreciation and amortization	831	847
Changes in operating assets and liabilities:
Receivables	(149)	—
Inventory	(990)	(443)
Prepaid expenses and other current assets	(77)	344
Other assets	—	1
Accounts payable	(384)	1,210
Accrued clinical and other accrued liabilities	(1,346)	(835)
Deferred revenues	(428)	(729)
Other liabilities	(251)	(438)

Net cash used in operating activities	(11,150)	(9,113)

Cash flows from investing activities:
Maturities of available-for-sale securities	8,575	—
Purchases of property and equipment	(174)	(313)

Net cash provided by (used in) investing activities	8,401	(313)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants and exercise of stock options and stock purchase rights	11	—
Change in restricted cash	(6,890)	5,051
Payment on contingent consideration liability	(250)
Proceeds from financing obligations, net of issuance costs	45,829	—
Payments of financing obligations	(189)	(1,633)

Net cash provided by financing activities	38,511	3,418

Net increase (decrease) in cash and cash equivalents	35,762	(6,008)
Cash and cash equivalents at beginning of period	17,306	17,715

Cash and cash equivalents at end of period	$53,068	$11,707

Supplemental disclosure of cash flow information
Non cash investing and financing activities:
Value of warrants issued with royalty securitization financing	$1,721	$—

Value of the beneficial conversion feature related to borrowings against the Teva Note	$883	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim condensed consolidated financial information. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 25, 2014.

Basis of Consolidation

The unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

2. Summary of Significant Accounting Policies

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

We recognize product revenue as follows:

•	Persuasive Evidence of an Arrangement. We currently sell product through license and supply agreements with our collaborators, Grupo Ferrer Internacional, S.A., or Ferrer, and Teva Pharmaceuticals USA, Inc., or Teva. Persuasive evidence of an arrangement is generally determined by the receipt of an approved purchase order from the collaborator in connection with the terms of the related license and supply agreements.

•	Delivery. Typically, ownership of the product passes to the collaborator upon shipment. Our current license and supply agreements also provide our collaborators with an acceptance period during which they may reject any product which does not conform to agreed-upon specifications. Because ADASUVE is a new product, a new technology and our first product to be commercialized, and because we do not have a history of producing product to collaborator specifications, we will not consider delivery to have occurred until after the collaborator acceptance period has ended or the collaborator has positively accepted the product. Once we have demonstrated over the course of time an ability to reliably produce the product to collaborator specifications, we will consider delivery to have occurred upon shipment in the absence of any other relevant shipment or acceptance terms.

•	Sales Price Fixed or Determinable. Sales prices for product shipments are determined by the license and supply agreements and documented in the purchase orders. After the collaborator acceptance period has ended or the collaborator has positively accepted the product, our collaborators do not have any product return or replacement rights, including for expired products.

•	Collectability. Payment for the product is contractually obligated under the license and supply agreements. We will monitor payment histories for our collaborators and specific issues as they arise to determine whether collection is probable for a specific transaction and defer revenue as necessary.

Royalty revenue from our collaboration agreements will be recognized as we receive information from our collaborators regarding product sales and collectability is reasonably assured.

Significant management judgment is used in the determination of revenue to be recognized and the period in which it is recognized.

Inventory

Inventory is stated at standard cost, which approximates actual cost, determined on a first-in first-out basis, not in excess of market value. Inventory includes the direct costs incurred to manufacture products combined with allocated manufacturing overhead, which consists of indirect costs, including labor and facility overhead. We are in the early stages of commercialization and have incurred significantly higher than normal indirect costs in the production of our inventory due to start-up manufacturing costs and low production volumes. The carrying cost of inventory is reduced so as to not be in excess of the market value of the inventory as determined by the contractual transfer prices to Ferrer and Teva. The excess over the market value is expensed to cost of goods sold. All costs associated with the ADASUVE manufacturing process incurred prior to regulatory approval and the beginning of commercial manufacturing were expensed as a component of research and development expense. If information becomes available that suggests that all or certain of the inventory may not be realizable, we may be required to expense a portion, or all, of the capitalized inventory into cost of goods sold. Inventory, which is stated at the lower of cost or estimated market value, consists of the following at March 31, 2014 (in thousands):

	March 31,	December 31,
	2014	2013
Raw materials	$3,582	$3,044
Work in process	8	—
Finished goods	847	403

Total inventory	$4,437	$3,447

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) by major security type and contingent consideration liability measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$54,862	$—	$—	$54,862
Corporate debt securities	—	3,745	—	3,745

Total assets	$54,862	$3,745	$—	$58,607

Liabilities
Contingent consideration liability	$—	$—	$40,100	$40,100

Total liabilities	$—	$—	$40,100	$40,100

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$11,345	$—	$—	$11,345
Corporate debt securities	—	12,003	—	12,003

Total assets	$11,345	$12,003	$—	$23,348

Liabilities
Contingent consideration liability	$—	$—	$39,200	$39,200

Total liabilities	$—	$—	$39,200	$39,200

Cash equivalents and marketable securities

The amortized cost, fair value and unrealized gain/(loss) for our financial assets by major security type as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

March 31, 2014	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$54,862	$54,862	$—
Corporate debt securities	3,745	3,745	—

Total	58,607	58,607	—
Less amounts classified as restricted cash	(6,890)	(6,890)
Less amounts classified as cash equivalents	(51,717)	(51,717)	—

Total marketable securities	$—	$—	$—

December 31, 2013	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$11,345	$11,345	$—
Corporate debt securities	12,002	12,003	1

Total	23,347	23,348	1
Less amounts classified as cash equivalents	(14,770)	(14,770)	—

Total marketable securities	$8,577	$8,578	$1

We had no sales of marketable securities during the three months ended March 31, 2014 or 2013.

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

The projected cash flow assumptions for ADASUVE in the United States are based on the License and Supply Agreement, or the Teva Agreement, between us and Teva (see Note 9) and on internally and externally developed product sales forecasts. The timing and extent of the projected cash flows for ADASUVE for Europe, Latin America and the Commonwealth of Independent States countries, or the Ferrer Territories, are based on the Collaboration, License and Supply Agreement, or Ferrer Agreement, between us and Ferrer (see Note 9). The timing and extent of the projected cash flows for the remaining territories for ADASUVE and worldwide territories for AZ-002 and AZ-104 were based on internal estimates for potential milestones and multiple product royalty scenarios and are also consistent in structure to the most recently negotiated collaboration agreements.

We then assigned a probability to each of the cash flow scenarios based on several factors, including: the product candidate’s stage of development, preclinical and clinical results, technological risk related to the successful development of the different drug candidates, estimated market size, market risk and potential collaboration interest to determine a risk adjusted weighted average cash flow based on all of these scenarios. These probability and risk adjusted weighted average cash flows were then discounted utilizing our estimated weighted average cost of capital, or WACC, of 16.5%. Our WACC considered our cash position, competition, risk of substitute products, and risk associated with the financing of the development projects.

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

During the three months ended March 31, 2014, we updated the discounted cash flow model to reflect the passage of three months and adjusted the timing of the receipt of certain milestone payments. These changes on the discounted cash flow model resulted in an increase to our net loss of $1,150,000 or $0.07 per share, for the three months ended March 31, 2014.

During the three months ended March 31, 2013, we modified the assumptions regarding the timing and amount of certain cash flows primarily to reflect the increase in the probability that we would license the U.S. commercialization rights to ADASUVE to a third party and to reflect the most recently negotiated terms of the draft Teva Agreement. These changes in assumptions and the effects of the passage of three months on the discounted cash flow resulted in an increase to our net loss of $10,900,000 or $0.69 per share, for the three months ended March 31, 2013.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Beginning balance	$39,200	$9,600
Payments made	(250)	—
Adjustments to fair value measurement	1,150	10,900

Ending balance	$40,100	$20,500

Financing Obligations

We estimated the fair value of our financing obligations (see Note 7) using the net present value of the payments discounted at an interest rate that is consistent with our estimated current borrowing rate for similar long-term debt. We believe the estimates used to measure the fair value of the financing obligations constitute Level 3 inputs.

At March 31, 2014 and December 31, 2013, the estimated fair value of our financing obligations was $50,834,000 and $9,342,000, respectively and had book values of $58,633,000 and $11,524,000, respectively. Our payment commitments associated with these debt instruments may vary with changes in interest rates and are comprised of interest payments and principal payments. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

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

The following table sets forth the summary of option activity under our share-based compensation plans for the three months ended March 31, 2014:

	Outstanding Options
		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 1, 2014	2,121,504	$7.53
Options granted	336,600	5.40
Options exercised	(3,249)	(3.47)
Options canceled	(143,539)	(4.92)

Outstanding at March 31, 2014	2,311,316	7.39

The intrinsic value of options exercised during the three months ended March 31, 2014 was $5,000. There was no total intrinsic value of options exercised during the three months ended March 31, 2013.

The following table sets forth the summary of restricted stock unit activity under our share-based compensation plans for the three months ended March 31, 2014:

		Weighted
	Number	Average
	Of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2014	521,050	$4.68
Granted	—	—
Released	—	—
Forfeited	(43,750)	4.67

Outstanding at March 31, 2014	477,300	$4.67

In May 2013, our stockholders approved an amendment to the 2005 Plan and the Directors’ Plan to increase the shares authorized for issuance by 2,200,000 shares and 200,000 shares, respectively. On January 1, 2014 and 2013 an additional 100,000 shares were authorized for issuance under the evergreen provisions of the 2005 Plan. On January 1, 2014 and 2013, an additional 58,751 shares and 19,812 shares, respectively, were authorized for issuance under the evergreen provisions of the Directors’ Plan.

As of March 31, 2014, 901,085 and 225,000 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.

2005 Employee Stock Purchase Plan

The Employee Stock Purchase Plan, or ESPP, allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of a six-month fixed offering period. Purchases are generally made on the last trading day of each October and April. Employees purchase shares at each purchase date at 85% of the market value of our common stock on the beginning or the end of the purchase period, whichever price is lower.

The ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases are equal to the least of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 75,000 shares of common stock, or (iii) a lesser amount determined by our Board of Directors.

Pursuant to the ESPP, an additional 75,000 shares were reserved for issuance on January 1, 2014 and 2013, respectively. We did not issue any shares under the ESPP during the three months ended March 31, 2014 or 2013. At March 31, 2014, 149,632 shares were available for issuance under the ESPP.

5. Share-Based Compensation

Employee Share-Based Awards

Compensation cost for employee share-based awards is based on the grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. We issue employee share-based awards in the form of stock options and restricted stock units under our equity incentive plans, and stock purchase rights under the ESPP.

Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units

During the three months ended March 31, 2014 and 2013, the per share weighted average fair value of employee stock options granted were as follows:

	Three Months Ended
	March 31,
	2014	2013
Stock options	$3.69	$3.36
Restricted stock units	—	4.20
Stock purchase rights	2.03	2.13

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended
	March 31,
	2014	2013
Stock Option Plans
Expected term	5.0 years	5.0 years
Expected volatility	87%	100%
Risk-free interest rate	1.54%	0.80%
Dividend yield	0%	0%
Employee Stock Purchase Plan
Expected term	0.5 years	0.5 years
Expected volatility	92%	106%
Risk-free interest rate	1.37%	0.18%
Dividend yield	0%	0%

The estimated fair value of restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. Our estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

As of March 31, 2014, there was $4,293,000 $1,325,000, and $15,000 of total unrecognized compensation expense related to unvested stock option awards, unvested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 2.4 years, 2.8 years, and 0.1 years, respectively.

Share-based compensation capitalized at March 31, 2014 was not material.

6. Net Loss per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share calculation for the three months ended March 31, 2014 and 2013 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2014	2013
Stock options	2,216,410	1,050,914
Restricted stock units	499,175	—
Warrants to purchase common stock	6,634,897	6,462,066
Convertible debt	3,933,151	—

7. Financing Obligations

Autoliv ASP, Inc.

In June 2010, in return for transfer to us of all right, title and interest in a production line for the commercial manufacture of chemical heat packages completed or to be completed by Autoliv ASP, Inc., or Autoliv, on behalf of us, we paid Autoliv $4,000,000 in cash and issued Autoliv a $4,000,000 unsecured promissory note. In February 2011, we entered into an agreement to amend the terms of the unsecured promissory note. Under the terms of that amendment, the original $4,000,000 note was cancelled and a new unsecured promissory note was issued with a reduced principal amount of $2,800,000, or the New Note. The New Note bears interest beginning on January 1, 2011 at 8% per annum and is being paid in 48 consecutive and equal monthly installments of approximately $68,000.

Teva Pharmaceuticals USA, Inc.

In May 2013, concurrent with the Teva Agreement (see Note 9), we entered into a Convertible Promissory Note and Agreement to Lend, dated as of May 7, 2013, between us and Teva, or the Teva Note. Under the terms of the Teva Note, we may, upon written notice to Teva, draw upon the Teva Note to fund agreed operating budgets related to ADASUVE. The aggregate drawdowns may total up to $25,000,000 and will be due and payable, together with all interest, on the fifth anniversary of the signing of the Teva Note. We may prepay, from time to time, up to one-half of the total amounts advanced plus the related interest outstanding at any time prior to the maturity date. At any time prior to five days before the maturity date, Teva will have the right to convert the then outstanding amounts into shares of our common stock at a conversion price of $4.4833 per share. The Teva Note bears simple interest of 4% per year. We have two years from the effective date of the Teva Note to receive advances. In 2013, we drew down a total of $15,000,000 against the Teva Note.

In the third quarter of 2013, we drew down $10,000,000 against the Teva Note and, in the fourth quarter of 2013, we drew down an additional $5,000,000 against the Teva Note. At the time of the drawdowns, the contractual conversion price was less than the market value of our common stock. As a result, we calculated the value of the beneficial conversion feature of the convertible note and recorded an increase to additional paid-in-capital and a discount on the Teva Note of $3,112,000 which will be amortized to interest expense over the life of the borrowing. Additionally, we reclassified the relative portion of the unamortized right-to-borrow (see Note 9) against the Teva Note in the amount of $1,293,000 which will also be amortized to interest expense over the life of the borrowing. The effective interest rate of the first and second drawdowns against the Teva Note, which take into consideration the beneficial conversion features and the right-to-borrow discounts, is 13.9% and 9.9%, respectively.

During the three months ended March 31, 2014 we drew down an additional $5,000,000 against the Teva Note. At the time of the drawdowns, the contractual conversion price was less than the market value of our common stock. As a result, we calculated the value of the beneficial conversion feature of the convertible note and recorded an increase to additional paid-in-capital and a discount on the Teva Note of $883,000 which will be amortized to interest expense over the remaining life of the borrowing. Additionally, we reclassified the relative portion of the unamortized right-to-borrow (see Note 9) against the Teva Note in the amount of $318,000 which will also be amortized to interest expense over the life of the borrowing. The effective interest rate of the drawdown against the Teva Note, which takes into consideration the beneficial conversion features and the right-to-borrow discounts, is 11.6%.

Royalty Securitization Financing

In March 2014, we completed a royalty securitization financing, which consisted of a private placement to qualified institutional investors of $45,000,000 of non-recourse notes issued by our wholly-owned subsidiary, or the Notes, and warrants to purchase 345,661 shares of our common stock at a price of $0.01 per share exercisable for five years from the date of issuance. The Notes bear interest at 12.25% per annum payable quarterly beginning June 15, 2014. All royalty and milestone payments under the Teva Agreement, after paying interest, administrative fees, and any applicable taxes, will be applied to principal and interest payments on the Notes until the Notes have been paid in full.

From the proceeds of the transaction, we established a $6,890,000 interest reserve account, which is classified as a noncurrent asset, to cover any potential shortfall in interest payments. Any remaining amounts in the interest reserve account will be released to us commencing June 15, 2015, subject to meeting certain net sales targets for ADASUVE, or, if not previously released, on December 15, 2015, irrespective of ADASUVE net sales.

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

We valued the warrants issued to the debt holders utilizing the Black-Scholes valuation model with an assumed volatility of 87%, an estimated life of 5 years, a 1.54% risk-free interest rate and a dividend rate of 0%. The total value of the warrants, $1,721,000, was recognized as an increase to Additional Paid In Capital and as a discount to the Notes. The amount will be amortized into interest expense over a five-year period. We incurred total fees and expenses of $4,171,000, which we recorded as a noncurrent Other Asset, and are amortizing into interest expense over a five-year period.

Future Scheduled Payments

Future scheduled principal payments under the debt obligations as of March 31, 2014 are as follows (in thousands):

Total
2014 - remaining 9 months	591
2015	—
2016	—
2017	—
2018	20,000
Thereafter	—

Total	$20,591

The above table excludes any payments pursuant to the $45,000,000 from the royalty securitization financing notes of our wholly-owned subsidiary, which have a legal maturity date in 2027. The principal payments by the subsidiary under the royalty securitization financing will be dependent upon the timing and amounts of royalties and milestone payments received under the Teva Agreement.

8. Facility Leases

We lease a building in Mountain View, California which we began to occupy in the fourth quarter of 2007. We recognize rental expense on the facilities on a straight line basis over the initial term of the lease. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. The lease for the building expires on March 31, 2018, and we have two options to extend the lease for five years each.

9. License Agreements

Grupo Ferrer Internacional, S.A.

On October 5, 2011, we and Ferrer entered into the Ferrer Agreement to commercialize ADASUVE in the Ferrer Territories. Under the terms of the Ferrer Agreement, we received an upfront cash payment of $10,000,000, of which $5,000,000 was paid to the former stockholders of Allegro. The Ferrer Agreement provided for up to an additional $51,000,000 in additional milestone payments, contingent on approval of the EU Marketing Authorization Application, or MAA, certain individual country commercial sales initiations and royalty payments based on cumulative net sales targets in the Ferrer Territories. We are responsible for the MAA for ADASUVE. The MAA was submitted to the European Medicines Agency, or EMA, and was approved in February 2013 by the European Commission, or EC. We are also responsible for all post-authorization clinical studies required by the EMA and EC. Ferrer is responsible for the satisfaction of all other regulatory and pricing requirements to market and sell ADASUVE in the Ferrer Territories. Ferrer has the exclusive rights to commercialize the product in the Ferrer Territories. We supply ADASUVE to Ferrer for all of its commercial sales, and receive a specified per-unit transfer price paid in Euros. Either party may terminate the Ferrer Agreement for the other party’s uncured material breach or bankruptcy. The Ferrer Agreement continues in effect on a country-by-country basis until the later of the last to expire patent covering ADASUVE in such country or 12 years after first commercial sale. The Ferrer Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

In March 2012, we entered into an amendment to the Ferrer Agreement. We and Ferrer agreed to eliminate the potential MAA approval milestone payment in exchange for Ferrer’s purchase of 241,936 shares of our common stock for $12.40 per share for a total of $3,000,000, which reflected a premium on the fair value of our common stock of approximately $1,452,000 at the time of the transaction.

We evaluated whether the delivered elements under the Ferrer Agreement have value on a stand-alone basis and allocated revenue to the identified units of accounting based on relative fair value. We determined that the license and the development and regulatory services are a single unit of accounting as the licenses were determined not to have stand-alone value. We have begun to deliver all elements of the arrangement and are recognizing the $10,000,000 upfront payment as revenue ratably over the estimated performance period of the agreement of four years. The $1,452,000 premium received from the sale of common stock to Ferrer is additional consideration received pursuant to the Ferrer Agreement and does not pertain to a separate deliverable or element of the arrangement, and thus is being deferred and recognized as revenue in a manner consistent with the $10,000,000 upfront payment. During the three months ended March 31, 2014 and 2013, we recognized $729,000 and $729,000, respectively, in revenue and at March 31, 2014 had deferred revenue of $4,372,000 related to the upfront payment and premium received.

The Ferrer Agreement, as amended, provides for us to receive up to $48,000,000 of additional payments related to first commercial sales in nine identified countries and cumulative net sales targets in the Ferrer Territories. The cumulative net sales targets will be recognized as royalty revenue when each target is earned and payable to us. The first commercial sales payments in the nine identified countries were or will be recognized utilizing the milestone method of revenue recognition. We believe each of these milestones is substantive as there is uncertainty that the milestones will be met, the milestone can only be achieved as a result of our past performance and the achievement of the milestone will result in additional payment to us. We will recognize milestone revenue upon first commercial sales in each of these identified countries. In 2013, we received and recognized revenue on the first milestone in the amount of $1,250,000, for the first product sale in Germany, of which $312,500 was paid to the former stockholders of Allegro (see Note 3). In January 2014, we recognized revenue in the amount of $1,000,000 from a milestone payment for the first product sale in Spain, of which $250,000 was paid to the former stockholders of Allegro (see Note 3).

Teva Pharmaceuticals USA, Inc.

In May 2013, we entered into the Teva Agreement to provide Teva with an exclusive license to develop and commercialize ADASUVE in the United States. Under the terms of the Teva Agreement, Teva is responsible for all U.S. development, regulatory and commercialization activities for ADASUVE, including the U.S. post-approval clinical studies and any additional clinical trials for new indications. Teva has the full right to sublicense its rights and obligations under the Teva Agreement. We are responsible for manufacturing and supplying ADASUVE to Teva for clinical trials and commercial sales. Teva has the exclusive rights to commercialize ADASUVE and AZ-104 in the United States and the co-exclusive rights, with us and our affiliates, to manufacture the product.

We received an upfront cash payment of $40,000,000 from Teva, $10,000,000 of which was paid to the former stockholders of Allegro. We are eligible to receive up to $195,000,000 in additional payments contingent on Teva’s successful completion of the ADASUVE post-approval studies in the United States and Teva achieving specified net sales targets. In addition to these payments, we supply ADASUVE to Teva for all of its clinical trials and commercial sales, and we receive a specified per-unit transfer price in an amount of the greater of our costs of commercial production or a specified per-unit price. Teva makes tiered royalty payments based on net commercial sales of ADASUVE in the United States. In March 2014, Teva announced the U.S. launch of ADASUVE. In March 2014, we completed a royalty securitization financing, in which we transferred certain rights to U.S. royalty and milestone payments under the Teva Agreement to a wholly-owned subsidiary. The subsidiary then sold $45,000,000 in notes backed by the royalty and milestone payments in a private placement to institutional accredited investors. The notes have no recourse to us, other than to our equity interest in our wholly-owned subsidiary, and we did not guarantee the notes.

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

10. Autoliv Manufacturing and Supply Agreement

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

In June 2010 and February 2011, we entered into agreements to amend the terms of the Manufacture Agreement, or together the Amendments. Under the terms of the first Amendment, we paid Autoliv $4,000,000 and issued Autoliv a $4,000,000 unsecured promissory note in return for a production line for the commercial manufacture of Chemical Heat Packages. Each production line is comprised of two identical and self-sustaining “cells,” and the first such cell was completed, installed and qualified in connection with such Amendment. Under the terms of the second Amendment, the original $4,000,000 note was cancelled and the New Note was issued with a reduced principal amount of $2,800,000, and production on the second cell ceased. The New Note is payable in 48 equal monthly installments of approximately $68,000.

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

In April 2014, we contracted with Autoliv, through a third-party supplier, to build two additional manufacturing cells at a cost of approximately $2.1 million for each cell. We plan for one of the additional cells to be utilized for additional capacity to meet our projected manufacturing volume and one cell is planned to be utilized by our replacement heat package manufacturer. Once our agreement with Autoliv concludes, the two cells at Autoliv will be moved to our replacement heat package manufacturer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding: the ability of us and our collaborators to effectively and profitably commercialize ADASUVE, estimated product revenues and royalties associated with the sales of ADASUVE, the timing of the commercial launch of ADASUVE in various countries, the adequacy of our capital to support our operations, our ability to raise additional funds and the potential terms of such potential financings, our collaborators’ ability to implement and assess the ADASUVE REMS program, the timing and outcome of the ADASUVE post-marketing studies, the prospects of our receiving approval to market ADASUVE in Latin America, the Commonwealth of Independent States countries and other countries, the implications of interim or final results of our other clinical trials, the progress and timing of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of our product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures and the sufficiency of our cash resources. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

We have one product candidate in active development, AZ-002 (Staccato alprazolam), which is being developed for the treatment of acute repetitive seizures, sometimes called cluster seizures, or ARS. We expect to initiate a Phase 2a proof-of-concept study in patients with ARS in the second quarter of 2014.

We have retained all rights to the Staccato system and to our product candidates other than ADASUVE and AZ-104 (Staccato loxapine, low-dose). For the U.S. market, we have licensed the exclusive rights to commercialize ADASUVE and AZ-104 to Teva Pharmaceuticals USA, Inc., or Teva. For Europe, Latin America and the Commonwealth of Independent States countries, or the Ferrer Territories, we have licensed the exclusive rights to commercialize ADASUVE to Grupo Ferrer Internacional S.A., or Ferrer. We intend to develop certain product candidates internally and to identify external resources or collaborators to develop and commercialize other product candidates.

We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balances at March 31, 2014, remaining proceeds available under the Convertible Promissory Note and Agreement to Lend, dated as of May 7, 2013, between us and Teva, or the Teva Note, estimated product revenues, milestone payments associated with the sale of ADASUVE, and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs for at least the next twelve months. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations.

Agitation – ADASUVE

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

While patients seek treatment at different points along the agitation continuum, once they present at a medical setting they generally need treatment urgently. Our primary market research indicates that approximately 50% of treated acute agitation episodes are treated in a hospital setting. In the hospital setting, patients are routinely treated in medical emergency departments, psychiatric emergency services and inpatient psychiatric units, which are the settings where ADASUVE may be used if such facilities are enrolled in the ADASUVE Risk Evaluation and Mitigation Strategy, or REMS, program.

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

We have primary responsibility for certain post-approval commitments related to the EU ADASUVE approval. Two of the five commitments related to the EU approval have been completed and submitted to the EMA. We have also completed the required work to extend the shelf-life of ADASUVE from 24 months to 36 months. These data have been submitted and have been accepted, so that ADASUVE will now have a 36 month expiry for commercial product.

We are, and expect to continue to be, responsible for the commercial manufacturing of ADASUVE in our facility in Mountain View, California for commercialization in the United States, the Ferrer Territories and in any potential future territories. This facility has been inspected by the U.S. and EU authorities and operates under applicable U.S. and EU regulations.

We began manufacturing commercial quantities of ADASUVE in the second quarter of 2013 and continue to manufacture commercial product for Ferrer and Teva. Shipments over the last four quarters consisted of the following:

	Q2 2013	Q3 2013	Q4 2013	Q1 2014	Total
EU Units	13,370	14,405	11,863	9,433	49,071
U.S. Units	—	—	9,307	18,788	28,095

Total Units	13,370	14,405	21,170	28,221	77,166

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

As a condition of the approval of ADASUVE in the United States, a REMS program including “elements to assure safe use,” is required to be implemented and periodically assessed. Among other requirements in the REMS, ADASUVE is only available in healthcare facilities and hospitals enrolled in the ADASUVE REMS program. As an additional condition of U.S. approval, ADASUVE is subject to a post-marketing commitment and a number of post-marketing studies, including a 10,000 patient Phase 4 observational clinical study designed to gather patient safety data based on the “real-world” use of ADASUVE in the hospital setting and a clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients. The data derived from any post-marketing study or trial could result in additional restrictions on the commercialization of ADASUVE through changes to the approved ADASUVE label, changes to the approved REMS, the imposition of additional post-marketing studies or trials, or even the withdrawal of the approval of ADASUVE from the market.

ADASUVE is being marketed by the Teva Select Brands team, or TSB, of Teva’s U.S. Specialty Pharmaceuticals business, which is a subsidiary of Teva Pharmaceutical Industries, Ltd. In March 2014, TSB announced the U.S. launch of ADASUVE, with dedicated sales and medical science liaison teams focusing on hospitals in the United States that treat a high volume of patients with agitation. Teva has set the per-dose price of ADASUVE and has received a C-Code from the Centers for Medicare and Medicaid Services, or CMS, to aid in reimbursement for use of ADASUVE in the hospital through the Outpatient Prospective Payment System. Teva has also launched the website for the ADASUVE REMS program (www.adasuverems.com) to provide information about the program and to allow healthcare facilities to complete the enrollment in the REMS program in order to purchase ADASUVE from specialty wholesalers. In March 2014, we completed a royalty securitization financing, in which we transferred our rights to U.S. royalty and milestone payments under the Teva Agreement to a wholly-owned subsidiary. The subsidiary then sold $45.0 million in notes backed by the royalty and milestone payments in a private placement to institutional accredited investors. The notes have no recourse to us, other than to our equity interest in our wholly-owned subsidiary, and we did not guarantee the notes.

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

The Ferrer Territories include the EU Member States and countries outside of the EU. In the EU, Ferrer has initiated a launch plan based on estimated market opportunity, timing of pricing and projected reimbursement, and coordination with distribution collaborators. ADASUVE is now available in Germany, Austria, Spain, Romania and the Nordic Countries (Sweden, Norway, Denmark and Finland). Ferrer anticipates additional EU Member State launches in 2014 and 2015. In the non-EU Ferrer Territories, Ferrer is interacting with various regulatory agencies and working on the required independent regulatory submissions.

In countries where Ferrer does not have a direct commercial presence, it is seeking to establish distribution agreements with companies that it believes have sales capabilities in the hospital and/or psychiatry markets. As of March 2014, Ferrer had established ADASUVE distribution agreements with AOP Orphan Pharmaceuticals AG, Galenica SA and Medivir AB for sale of the product in countries where Ferrer does not have a direct sales organization.

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

Product Candidate Development

We have retained all rights to the Staccato system and our product candidates other than those for ADASUVE and AZ-104. We intend to capitalize on our internal resources to develop certain product candidates and to identify routes to utilize external resources to develop and commercialize other product candidates.

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

Financing update

In May 2013, concurrent with the Teva Agreement, we entered into the Teva Note. Under the terms of the Teva Note, we may, upon written notice to Teva, draw upon the Teva Note to fund agreed operating budgets related to ADASUVE. The aggregate draw-downs may total up to $25.0 million and will be due and payable on the fifth anniversary of the signing of the Teva Note. We may prepay, from time to time, up to one-half of the total amounts advanced plus the related interest outstanding at any time prior to the maturity date. At the maturity date, Teva will have the right to convert the then outstanding amounts into shares of Alexza common stock at a conversion price of $4.4833 per share. The Teva Note bears simple interest of 4% per year. The effective interest rate of the Teva Note, which takes into consideration the beneficial conversion feature and the right-to-borrow discounts, is 13.9%. We have two years from the effective date of the Teva Note to receive advances. In 2013 we drew down $15.0 million against the Teva Note and during the three months ended March 31, 2014, we drew down an additional $5.0 million against the Teva Note. We anticipate drawing down the remaining $5.0 million in the second quarter of 2014.

In March 2014, we completed a royalty securitization financing, which consisted of a private placement to qualified institutional buyers and accredited institutional investors of $45.0 million of non-recourse notes issued by our wholly-owned subsidiary, or the Notes, and warrants to purchase 345,661 shares of our common stock at a price of $0.01 per share exercisable for five years from the date of issuance. The Notes were issued by our wholly-owned subsidiary and bear interest at 12.25% per annum payable quarterly beginning June 15, 2014. All royalty and milestone payments under the Teva Agreement, after paying interest, administrative fees, and any applicable taxes, will be applied to principal and interest payments on the Notes until the Notes have been paid in full. From the proceeds of the transaction, we established a $6.9 million interest reserve account to cover potential shortfall in interest payments. Any remaining amounts in the interest reserve account will be released to us commencing June 15, 2015, subject to meeting certain net sales targets for ADASUVE, or, if not previously released, on or after December 15, 2015, irrespective of ADASUVE net sales. All other payments of principal and interest on the Notes will be made from royalty revenues from sales in the U.S. of ADASUVE, as well as potential U.S. commercialization and regulatory milestone payments due to us. The Notes are secured by the right to receive royalty and milestone payments under the Teva Agreement and our equity ownership in the wholly-owned subsidiary. The Notes have no other recourse to us. The Notes may not be redeemed at our option until after March 18, 2016, and may be redeemed after that date subject to the achievement of certain milestones and the payment of a redemption premium for any redemption occurring prior to March 19, 2019. The Notes are not convertible into Alexza equity, nor have we guaranteed them. After fees and expenses, the net proceeds to us were approximately $41.0 million before the establishment of the interest reserve account.

We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, equipment financings, debt financings and government grants. We have incurred significant losses since our inception. As of March 31, 2014, our accumulated deficit was $385.0 million and total stockholders’ deficit was $31.3 million. We recognized net losses of $10.7 million, $39.6 million, $28.0 million, and $40.5 million in the three months ended March 31, 2014 and in the years ended December 31, 2013, 2012 and 2011, respectively. We began recognizing ADASUVE product revenues in the second quarter of 2013 in the EU and in the fourth quarter of 2013 in the United States. Teva launched ADASUVE in the United States in March 2014, and we expect to begin to earn royalty revenues from U.S. sales in the second quarter of 2014. We expect our expenses to increase in the first half of 2014 as we continue to ramp up our commercial manufacturing of ADASUVE, continue to undertake the required efforts to meet our post-approval commitments to the EC and develop our product candidate pipeline.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

Revenue

Revenues for the three months ended March 31, 2014 and 2013 were:

	Three Months Ended
	March 31,
	2014	2013
Product revenues	$438	$—
Amortization of upfront payments	728	729
Milestone revenue	1,000	—

Total revenues	$2,166	$729

We began shipping commercial units and recognizing revenue on ADASUVE in the second quarter of 2013. Amortization of upfront payments during both periods resulted from payments received under the Ferrer Agreement. Milestone revenue in the three months ended March 31, 2014 resulted from the achievement of the milestone associated with first commercial sale in Spain under the Ferrer Agreement. We expect product revenues to increase in 2014 and to begin to recognize royalty revenues from Teva beginning in the second quarter of 2014.

Cost of Goods Sold

Costs of Goods Sold include the direct costs incurred to manufacture products sold combined with allocated manufacturing overhead, which consists of indirect costs, including labor and facility overhead. We are in the early stages of commercialization and have incurred significantly higher than normal indirect costs in the production of our inventory due to manufacturing start-up costs and low production volumes and expect to continue to incur higher than normal indirect costs until we get closer to our normal manufacturing capacity. The carrying cost of inventory is reduced so as to not be in excess of market value as determined by the contractual transfer prices to Ferrer and Teva. These amounts are expensed to cost of goods sold. All costs associated with the manufacturing process incurred prior to the first commercial product produced in the second quarter of 2013 were expensed as a component of research and development expense. Cost of goods sold for the three months ended March 31, 2014 consist mainly of excess manufacturing costs during the period in addition to the cost of the units shipped. We expect to continue to incur high unabsorbed production costs until we achieve higher production levels.

Research and Development Expenses

Research and development costs are identified as either directly attributable to one of our product candidates or as general research. Direct costs consist of personnel costs directly associated with a candidate, preclinical study costs, clinical trial costs, related clinical drug and device development, contract services and other research expenditures. Overhead, facility costs and other support service expenses are allocated to each product candidate or to general research, and the allocation is based on employee time spent on each program.

Research and development expenses were $3.1 million and $6.2 million during the three months ended March 31, 2014 and 2013, respectively. The decrease in research and development expenses in 2013 as compared to 2012 is primarily due to certain expenses related to manufacturing, supply chain and quality being classified as cost of goods sold or inventory in 2014, partially offset by additional expenses associated with our post-approval commitments related to the ADASUVE MAA.

We expect that research and development expenses will increase over the remaining three quarters of 2014 due to anticipated clinical expenses related to development of AZ-002, pre-clinical studies as we identify additional product candidates and continued work related to the MAA post-approval commitments.

General and Administrative Expenses

General and administrative expenses remained consistent in the three month ended March 31, 2014 at $4.0 million compared to $4.1 million during the three months ended March 31, 2013.

We expect general and administrative expenses to increase slightly over the remaining three quarters of 2014 as we build our infrastructure to support the expected growth of our commercial manufacturing and research efforts.

Change in the Fair Value of Contingent Consideration Liability

In connection with our acquisition of all of the outstanding equity of Symphony Allegro, Inc., or Allegro, in the third quarter of 2009, we are obligated to pay the former stockholders of Allegro certain percentages of cash receipts that may be generated from future collaboration transactions for ADASUVE, AZ-104 and/or AZ-002. We measure the fair value of this contingent consideration liability on a recurring basis. Any changes in the fair value of this contingent consideration liability are recognized in earnings in the period of the change. Certain events, including, but not limited to, clinical trial results, regulatory approval or nonapproval of our submissions, the timing and terms of a strategic partnership, and the commercial success of ADASUVE, AZ-104, and/or AZ-002, could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations.

During the three months ended March 31, 2014, we updated the contingent liability fair value model primarily to reflect the expected timing of the receipt of certain milestone and the passage of three months on the discounted cash flow model.

During the three months ended March 31, 2013, we updated the contingent liability fair value model primarily to reflect the increase in probability that we would license the commercialization rights of ADASUVE in the U.S. to a third party rather than commercialize on our own and to reflect the most recently negotiated terms of the draft Teva Agreement.

Interest and Other Income/(Expense), Net

Interest and other income/(expense) was $6,000 and $13,000 for the three months ended March 31, 2014 and 2013, respectively. The amounts primarily represent income earned on our cash, cash equivalents, marketable securities and restricted cash. We expect interest income to increase from first quarter levels due to the higher cash balances from the March 2014 royalty securitization financing.

Interest Expense

Interest expense was $788,000 and $222,000 for the three months ended March 31, 2014 and 2013, respectively. The amounts represent interest on our borrowings from Autoliv ASP, Inc., or Autoliv, Teva, and the March 2014 royalty securitization financing. We expect interest expense to increase from first quarter levels due to additional and anticipated future borrowings under the Teva Note and having the borrowings associated with the royalty securitization financing outstanding for a full quarter.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, revenues primarily from licensing and development agreements, government grants, debt instruments and payments from Allegro. We have received additional funding from financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our 2005 Employee Stock Purchase Plan, or ESPP. As of March 31, 2014, we had $60.0 million in cash, cash equivalents, marketable securities and restricted cash. Our cash, marketable security and restricted cash balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Cash Flows from Operating Activities. Net cash used in operating activities was $(11.2) million and $(9.1) million during the three months ended March 31, 2014 and 2013, respectively.

The net cash used in the three months ended March 31, 2014 primarily reflects the net loss of $10.7 million offset by the $1.2 million non-operating, non-cash loss related to the increase in the contingent consideration liability, share-based compensation expense of $0.8 million and depreciation and amortization of $0.8 million. Cash flows from operating activities were also impacted by the decrease in accrued clinical and other accrued liabilities, primarily due to the payout of the amounts earned under the 2013 Cash Bonus Plan.

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

Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was $8.4 million and $(0.3) million during the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013 we had fixed asset acquisitions of $174,000 and $313,000, respectively. During the three months ended March 31, 2014 we had maturities of available-for-sale securities of $8.6 million.

Cash Flows from Financing Activities. Net cash provided by financing activities was $38.5 million and $3.4 million during the three months ended March 31, 2014 and 2013, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our financing agreements. In the three months ended March 31, 2014, we raised net proceeds of approximately $33.9 million through a royalty securitization financing and a drawdown of $5.0 million against the Teva Note. We made a $250,000 payment to the former shareholders of Symphony Allegro as a result of the $1.0 million milestone payment we received from Ferrer related to the first commercial sale in Spain. In addition, we made principal payments of $0.2 million on outstanding financing obligations.

In the three months ended March 31, 2013 we were no longer required to maintain a restricted cash account on behalf of Hercules which impacted cash by $5.1 million. We made principal payments of $1.6 million on outstanding financing obligations in the three months ended March 31, 2013.

We believe that with current cash, cash equivalents, marketable securities and restricted cash balances, borrowings available under the Teva Note, estimated product revenues, milestone payments associated with the sale of ADASUVE, and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels for at least the next twelve months. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

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

Building Lease

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

In June 2010 and February 2011, we entered into agreements to amend the terms of the Manufacture Agreement, or the Amendments. Under the terms of the first of the Amendments, we paid Autoliv $4.0 million and issued Autoliv a $4.0 million unsecured promissory note in return for a production line for the commercial manufacture of chemical heat packages. Each production line is comprised of two identical and self-sustaining “cells,” and the first such cell was completed, installed and qualified in connection with such amendment. Under the terms of the second of the Amendments, the original $4.0 million note was cancelled and a new unsecured promissory note was issued with a reduced principal amount of $2.8 million, or the New Note, and production on the second cell ceased. The New Note is payable in 48 equal monthly installments of approximately $68,000.

We pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The initial term of the Manufacture Agreement expired on December 31, 2012, at which time the Manufacture Agreement automatically renewed for successive five-year renewal terms unless we or Autoliv notify the other party no less than 36 months prior to the end of the initial term.

In October 2013, we received from Autoliv notification of their intent to terminate, effective October 2016, the Manufacture Agreement. At such time, we will retain full ownership of the production lines for commercial manufacture of chemical heat packages developed for us by Autoliv, and Autoliv’s obligations under the Manufacture Agreement will terminate in full. Prior to October 2016 we and Autoliv will remain fully obligated to perform pursuant to the terms of the Manufacture Agreement.

In April 2014, we contracted with Autoliv, through a third-party supplier, to build two additional manufacturing cells at a cost of approximately $2.1 million for each cell. We plan for one of the additional cells to be utilized for additional capacity to meet our projected manufacturing volume and one cell is planned to be utilized by our replacement heat package manufacturer. Once our agreement with Autoliv concludes, the two cells at Autoliv will be moved to our replacement heat package manufacturer. We may be unable to secure an adequate replacement manufacturer for sufficient quantities of the chemical heat packages in ADASUVE by October 2016 or the costs for such manufacturer to produce the chemical heat packages may be higher than the cost from Autoliv.

Teva Note

On May 7, 2013 we entered into the Teva Note. Under the terms of the Teva Note, we may, upon written notice to Teva, receive advances to fund an agreed operating budget related to ADASUVE. The aggregate advances may total up to $25.0 million and will be due and payable on the fifth anniversary of the Note, or the Maturity Date. The Teva Note bears interest at 4% per annum. Prior to the Maturity Date, we have the option to prepay up to one-half of the outstanding principal and accrued interest amount. On the Maturity Date, Teva has the option to convert the outstanding principal and accrued interest into Alexza common stock at a price of $4.4833 per share.

Royalty Securitization Financing

On March 18, 2014 we entered into a royalty securitization financing, which consisted of a private placement to qualified institutional buyers and accredited institutional investors of $45.0 million of non-recourse notes issued by our wholly-owned subsidiary, or the Notes, and warrants to purchase 345,661 shares of our common stock at a price of $0.01 per share exercisable for five years from the date of issuance. The Notes bear interest at 12.25% per annum payable quarterly beginning June 15, 2014. All royalty and milestone payments under the Teva Agreement, after paying interest, administrative fees and expenses, and any applicable taxes, will be applied to principal on the Notes until the Notes have been paid in full. From the proceeds of the transaction, we established a $6.9 million interest reserve account to cover potential shortfall in interest payments. Any remaining amounts in the interest reserve account will be released to us commencing June 15, 2015, subject to meeting certain net sales targets for ADASUVE, or, if not previously released, on or after December 15, 2015, irrespective of ADASUVE net sales. All other payments of principal and interest on the Notes will be made from royalty revenues from sales in the U.S. of ADASUVE, as well as potential U.S. commercialization and regulatory milestone payments due to us. The Notes are secured by the right to receive royalty and milestone payments under the Teva Agreement and our equity ownership in the wholly-owned subsidiary. The Notes have no other recourse to us. The Notes may not be redeemed at our option until after March 18, 2016, and may be redeemed after that date subject to the achievement of certain milestones and the payment of a redemption premium for any redemption occurring prior to March 19, 2019. The Notes are not convertible into Alexza equity, nor have we guaranteed them.

Future Minimum Payment Schedule

Our scheduled future minimum contractual payments, net of sublease income, including interest at March 31, 2014, are as follows (in thousands):

	Operating
	Lease	Financing
	Agreements	Obligations	Total
2014 - remaining 9 months	2,627	611	3,238
2015	3,197	—	3,197
2016	3,287	—	3,287
2017	3,386	—	3,386
2018	853	23,808	24,661
Thereafter	—	—	—

Total	$13,350	$24,419	$37,769

The above table excludes any payments pursuant to the $45,000,000 from the royalty securitization financing notes of our wholly-owned subsidiary, which have a legal maturity date in 2027. The principal payments by the subsidiary under the royalty securitization financing will be dependent upon the timing and amounts of royalties and milestone payments received under the Teva Agreement.

As part of our purchase of all of the outstanding equity of Allegro in August 2009, we agreed to pay to the former stockholders of Allegro certain percentages of cash payments that may be generated from future collaboration transactions pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam). In 2013, we made payments to the former stockholders of Allegro of $10.0 million as a result of the $40.0 million upfront payment we received from Teva and $0.3 million as a result of a $1.25 million milestone payment received from Ferrer. In January 2014, we made a payment to the former stockholders of Allegro of $0.3 million as a result of the $1.0 million milestone payment we received from Ferrer.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and restricted cash. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of March 31, 2014, we had cash, cash equivalents, marketable securities and restricted cash of $60.0 million. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

During the fourth quarter of 2013, we identified a material weakness related to the ineffective review and verification of internally prepared reports and analyses utilized in the financial statement closing process. This material weakness was identified during the quarter ended December 31, 2013. This material weakness did not result in the restatement of prior quarterly or annually filed financial statements.

Our management (with the participation of our chief executive officer, chief financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2014, our internal disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

To remediate the material weakness described above, we implemented remedial measures to improve and develop internal controls, processes and procedures in the financial statement close process. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

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

If we or our collaborators are unable to successfully commercialize ADASUVE for the treatment of agitation in adults with schizophrenia or bipolar disorder, our ability to generate revenue from royalties and product sales and achieve profitability will be adversely affected and our stock price would likely decline.

We have a history of net losses. We expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $10.7, $39.6 million, $28.0 million, and $40.5 million for the three months ended March 31, 2014 and the years ended December 31, 2013, 2012, and 2011, respectively. As of March 31, 2014, we had an accumulated deficit of $385.0 million and a stockholders’ deficit of $31.3 million. We expect to continue to incur substantial net losses and negative operating cash flow through at least 2016. These losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balances at March 31, 2014, remaining proceeds available under the Teva Note, estimated product revenues and milestone payments associated with the sale of ADASUVE, and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs for at least the next twelve months. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

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

In February 2013, the EC granted a marketing authorization for ADASUVE, as ADASUVE (Staccato loxapine) 4.5 mg or 9.1 mg, inhalation powder, pre-dispensed. In October 2011, we entered into a commercial collaboration with Ferrer pursuant to the Ferrer Agreement, to commercialize ADASUVE in the Ferrer Territories. In July 2013, Ferrer launched ADASUVE in the EU, with the first commercial sale in Germany, and currently sells ADASUVE in Germany, Austria, Spain, Romania and the Nordic Countries (Sweden, Norway, Denmark and Finland). We expect Ferrer to launch ADASUVE in additional EU Member States in 2014 and 2015. If Ferrer is unable to commercialize ADASUVE successfully in the various Ferrer Territories or we are unable to fulfill the post-marketing authorization commitments that were required as part of the marketing authorization granted for ADASUVE in the EU, our revenue will suffer and our stock price may decline.

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

ADASUVE and our Staccato system-based product candidates contain electronic and other components in addition to the active pharmaceutical ingredient, or API. The cost to produce ADASUVE and our product candidates, and any additional approved products, will likely be higher per dose than the cost to produce intravenous or oral tablet products. This higher cost of goods may prevent us or our collaborators from ever selling any products at a profit. The development and production of our technology entail a number of technical challenges, including achieving adequate dependability in our production, that may be expensive or time consuming to solve. Any delay in or failure to develop and manufacture any future products in a cost effective way could prevent us from generating any meaningful revenues and prevent us from becoming profitable.

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

We and our commercial collaborators are also subject to regulation by regional, national, state and local agencies, including the Drug Enforcement Administration, or DEA, the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we may in the future commercialize our products. The FDCA, the Public Health Service Act, the Social Security Act, and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Any manufacturing, licensing, or commercialization collaborators we have or may in the future have, including Teva and Ferrer, will be subject to many of the same requirements.

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

Even with regulatory approval to market a particular product candidate, the FDA, the EC or another foreign regulatory authority could condition approval on conducting additional costly post-approval studies or trials or could limit the scope of our approved labeling or could impose burdensome post-approval obligations, such as those required in the United States and in the post-marketing obligations required as part of a marketing authorization in the EU. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market, cause the FDA, the EC or another foreign regulatory authority to impose additional obligations or restriction on marketing, or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, we will continue to be subject to FDA, EMA, EC and other foreign regulatory authority regulations, as well as periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the FDA, the EC and other foreign regulatory authorities could impose extensive regulatory requirements on the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution, and record keeping related to the product. The approval of the ADASUVE NDA requires Teva to implement, administer and assess at regular intervals a REMS program that, among other things, limits the use of ADASUVE to healthcare facilities enrolled in the ADASUVE REMS program.

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

Other than for ADASUVE, we have not completed all the clinical trials necessary to support an application with the FDA or other regulatory authorities abroad for approval to market any of our product candidates other than for ADASUVE in the United States and the European Union. Future clinical trials may be delayed or terminated as a result of many factors, including:

•	insufficient financial resources to fund such trials;

•	delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective sites;

•	regulators, Ethics Committees or institutional review boards may not authorize us to commence a clinical trial;

•	regulators, Ethics Committees or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or concerns about patient safety;

•	we may suspend or terminate our clinical trials if we believe that they expose the participating patients to unacceptable health risks;

•	we may experience slower than expected patient enrollment or lack of a sufficient number of patients who meet the enrollment criteria for our clinical trials;

•	patients may not complete clinical trials due to safety issues, side effects, dissatisfaction with the product candidate, or other reasons;

•	we may have difficulty in maintaining contact with patients after treatment, preventing us from collecting the data required by our study protocol;

•	product candidates may demonstrate a lack of efficacy during clinical trials;

•	we may experience governmental or regulatory delays, failure to obtain regulatory approval or changes in regulatory requirements, policy and guidelines; and

•	we may experience delays in our ability to manufacture clinical trial materials in a timely manner as a result of ongoing process and design enhancements to our Staccato system.

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

Our third party suppliers may not comply with their contractual obligations or meet our deadlines, or the components they supply to us may not meet our specifications and quality policies and procedures. If we need to find alternative suppliers of the components used in the Staccato system, we may not be able to contract for such components on acceptable terms, if at all. Any such failure to supply or delay caused by such contract manufacturers would have an adverse effect on our ability to manufacture commercial quantities of ADASUVE and on our ability to continue clinical development of our product candidates or commercialize ADASUVE. In April 2014, we contracted with Autoliv to build two additional manufacturing cells, but we or a third party may not be able to use the cells to manufacture heat packages of sufficient quality, in sufficient quantity or at low enough cost to become profitable.

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

The single dose version of our Staccato system uses energetic materials to generate the rapid heating necessary for vaporizing the drug, while avoiding degradation. Manufacture of products containing energetic materials is controlled by the Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF. Technically, the energetic materials used in our Staccato system are classified as “low explosives,” and the ATF has granted us a license/permit for the manufacture of such low explosives. Additionally, due to inclusion of the energetic materials in our Staccato system, the DOT, might regulate shipments of the single dose version of our Staccato system. However, the DOT has granted the single dose version of our Staccato system “Not Regulated as an Explosive” status. Failure to comply with the current and future regulations of the ATF or DOT could subject us to future liabilities and could harm our business, financial condition and results of operations. Furthermore, these regulations could restrict our ability to expand our facilities or construct new facilities or could require us to incur other significant expenses in order to maintain compliance.

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

This reverse stock split may not prevent our common stock from dropping back down below The NASDAQ Global Market minimum closing bid price requirement in the future. It is also possible that we would otherwise fail to satisfy another NASDAQ Global Market requirement for continued listing of our common stock. As of April 30, 2014, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $72.9 million, the total market value of our listed securities was $73.9 million and the closing bid price of our common stock was $4.27 per share. As of March 31, 2014, we had a stockholders’ deficit of $31.3 million.

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

Alexza Pharmaceuticals, Inc.
(Registrant)

May 5, 2014	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer
(principal executive officer)

May 5, 2014	/s/ Mark K. Oki
Mark K. Oki
Senior Vice President, Finance, Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.3	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (2)

3.5	Amendment to Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between the registrant and certain holders of Preferred Stock. (2)

4.2	Reference is made to exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

10.1*	2014 Cash Bonus Plan. (4)

10.2	Indenture dated March 18, 2014, by and between Atlas U.S. Royalty, LLC, a wholly-owned subsidiary of the registrant, and U.S. National Bank Association. (5)

10.3	Form of Warrants dated March 18, 2014. (5)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1‡	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document (filed electronically herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).

*	Management contract or compensation plan or arrangement.
‡	Furnished herewith.
(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-3 (File No. 333-182341) as filed with the SEC on June 26, 2012.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(3)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on January 24, 2014.
(5)	Filed herewith.