Form 10-Q
period 2014-06-30
Alexza Pharmaceuticals Inc.
filed 2014-08-07
CIK 1344413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Total number of shares of common stock outstanding as of July 31, 2014: 17,370,930.

ALEXZA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2014	December 31, 2013(1)
ASSETS
Current assets:
Cash and cash equivalents	$10,517	$17,306
Marketable securities	33,084	8,578
Receivables	1,018	129
Inventory	3,974	3,447
Prepaid expenses and other current assets	2,913	1,453

Total current assets	51,506	30,913

Property and equipment, net	15,782	14,991
Restricted cash	5,562	—
Other assets	3,482	1,168

Total assets	$76,332	$47,072

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,655	$3,789
Accrued clinical trial expenses	342	178
Other accrued expenses	3,742	4,736
Current portion of contingent consideration liability	1,100	2,500
Current portion of financing obligations	398	780
Current portion of deferred revenue	1,457	2,915

Total current liabilities	9,694	14,898

Deferred rent	5,576	6,405
Noncurrent portion of contingent consideration liability	31,400	36,700
Noncurrent portion of deferred revenues	2,550	2,185
Noncurrent portion of financing obligations	62,995	10,744
Other noncurrent liabilities	476	115

Stockholders’ deficit:
Preferred stock	—	—
Common stock	2	2
Additional paid-in-capital	354,562	350,250
Accumulated other comprehensive income	2	1
Deficit accumulated during development stage	(390,925)	(374,228)

Total stockholders’ deficit	(36,359)	(23,975)

Total liabilities and stockholders’ equity	$76,332	$47,072

(1)	The condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements at that date.

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Collaboration revenue	$368	$43,529	$2,097	$44,258
Product sales	1,116	106	1,553	106

Total revenue	1,484	43,635	3,650	44,364
Operating expenses:
Cost of goods sold	4,903	2,961	8,694	2,961
Research and development	4,032	4,799	7,162	11,018
General and administrative	3,898	4,806	7,946	8,919

Total operating expenses	12,833	12,566	23,802	22,898
Loss from operations	(11,349)	31,069	(20,152)	21,466
(Loss)/gain on change in fair value of contingent consideration liability	7,599	(31,500)	6,449	(42,400)
Interest and other income/ (expense), net	2	4	8	17
Interest expense	(2,214)	(372)	(3,002)	(594)

Net loss	$(5,962)	$(799)	$(16,697)	$(21,511)

Basic and diluted net loss per share	$(0.34)	$(0.05)	$(0.96)	$(1.34)

Shares used to compute basic and diluted net loss per share	17,331	16,375	17,307	16,076

Other Comprehensive Loss
Change in unrealized gain/(loss) on marketable securities	2	5	1	5

Comprehensive loss	$(5,960)	$(794)	$(16,696)	$(21,506)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(16,697)	$(21,511)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	1,361	1,518
Change in fair value of contingent consideration liability	(6,449)	42,400
Amortization of debt discount, deferred interest and right-to-borrow asset	1,027	153
Amortization of premium (discount) on available-for-sale securities	50	—
Depreciation and amortization	1,670	1,692
Gain on disposal of property	—	(15)
Changes in operating assets and liabilities:
Receivables	(889)	(106)
Inventory	(527)	(1,276)
Prepaid expenses and other current assets	(626)	(26)
Other assets	—	(2,593)
Accounts payable	(1,134)	1,239
Accrued clinical and other accrued liabilities	(830)	843
Deferred revenues	(1,093)	(1,457)
Other liabilities	(468)	(847)

Net cash used in operating activities	(24,605)	20,014

Cash flows from investing activities:
Purchases of available-for-sale securities	(33,130)	(9,143)
Maturities of available-for-sale securities	8,575	—
Purchases of property and equipment	(2,461)	(906)
Proceeds from sale of property and equipment	—	16

Net cash provided by (used in) investing activities	(27,016)	(10,033)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants and exercise of stock options and stock purchase rights	198	6,414
Change in restricted cash	(5,562)	5,051
Payment on contingent consideration liability	(251)	(10,000)
Proceeds from financing obligations, net of issuance costs	50,830	—
Payments of financing obligations	(383)	(3,308)

Net cash provided by financing activities	44,832	(1,843)

Net increase (decrease) in cash and cash equivalents	(6,789)	8,138
Cash and cash equivalents at beginning of period	17,306	17,715

Cash and cash equivalents at end of period	$10,517	$25,853

Supplemental Disclosure of Cash Flow Information
Non cash investing and financing activities:
Value of warrants issued with royalty securitization financing	$1,721	$—

Value of the beneficial conversion feature related to borrowings against the Teva Note	$1,032	$—

Value of right-to-borrow asset reclassified as debt discount	$570	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim condensed consolidated financial information. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or any other future year.

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

We recognize product revenue as follows:

•	Persuasive Evidence of an Arrangement. We currently sell product through license and supply agreements with our collaborators, Grupo Ferrer Internacional, S.A., or Ferrer, and Teva Pharmaceuticals USA, Inc., or Teva. Persuasive evidence of an arrangement is generally determined by the receipt of an approved purchase order from the collaborator in connection with the terms of the related license and supply agreements.

•	Delivery. Typically, ownership of the product passes to the collaborator upon shipment. Our current license and supply agreements also provide our collaborators with an acceptance period during which they may reject any product which does not conform to agreed-upon specifications. Because ADASUVE is a new product, a new technology and our first product to be commercialized, and because we do not have a history of producing product to collaborator specifications, we will not consider delivery to have occurred until after the collaborator acceptance period has ended or the collaborator has positively accepted the product. Once we have demonstrated over the course of time an ability to reliably produce the product to collaborator specifications, we will consider delivery to have occurred upon shipment in the absence of any other relevant shipment or acceptance terms.

•	Sales Price Fixed or Determinable. Sales prices for product shipments are determined by license and supply agreements and documented in purchase orders. After the collaborator acceptance period has ended or the collaborator has positively accepted the product, our collaborators do not have any product return or replacement rights, including for expired products.

•	Collectability. Payment for the product is contractually obligated under the license and supply agreements. We will monitor payment histories for our collaborators and specific issues as they arise to determine whether collection is probable for a specific transaction and defer revenue as necessary.

Royalty revenue from our collaboration agreements will be recognized as we receive information from our collaborators regarding product sales and collectability is reasonably assured.

Significant management judgment is used in the determination of revenue to be recognized and the period in which it is recognized.

Inventory

Inventory is stated at standard cost, which approximates actual cost, determined on a first-in first-out basis, not in excess of market value. Inventory includes the direct costs incurred to manufacture products combined with allocated manufacturing overhead, which consists of indirect costs, including labor and facility overhead. We are in the early stages of commercialization and have incurred significantly higher than normal indirect costs in the production of our inventory due to start-up manufacturing costs and low production volumes. The carrying cost of inventory is reduced so as to not be in excess of the market value of the inventory as determined by the contractual transfer prices to Ferrer and Teva. The excess over the market value is expensed to cost of goods sold. All costs associated with the ADASUVE manufacturing process incurred prior to regulatory approval and the beginning of commercial manufacturing were expensed as a component of research and development expense. If information becomes available that suggests that all or certain of the inventory may not be realizable, we may be required to expense a portion, or all, of the capitalized inventory into cost of goods sold. Inventory, which is stated at the lower of cost or estimated market value, consists of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$3,857	$3,044
Work in process	117	—
Finished goods	—	403

Total inventory	$3,974	$3,447

New Accounting Pronouncement

In May 2014 the Financial Accounting Standards Board, or (FASB, issued the Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard will be effective for public entities for annual and interim periods beginning after December 15, 2016.

Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Entities electing the full retrospective adoption will apply the standard to each period presented in the financial statements. This means that entities will have to apply the new guidance as if it had been in effect since the inception of all its contracts with customers presented in the financial statements. Entities that elect the modified retrospective approach will apply the guidance retrospectively only to the most current period presented in the financial statements. This means that entities will have to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings at the date of initial application. The new revenue standard will be applied to contracts that are in progress at the date of initial application.

We plan to adopt the new standard on January 1, 2017. We have not yet evaluated which adoption method we plan to use or the potential effect the new standard will have on our consolidated financial statements.

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) by major security type and contingent consideration liability measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,917	$—	$—	$10,917
Corporate debt securities	—	38,023	—	38,023

Total assets	$10,917	$38,023	$—	$48,940

Liabilities
Contingent consideration liability	$—	$—	$32,500	$32,500

Total liabilities	$—	$—	$32,500	$32,500

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$11,345	$—	$—	$11,345
Corporate debt securities	—	12,003	—	12,003

Total assets	$11,345	$12,003	$—	$23,348

Liabilities
Contingent consideration liability	$—	$—	$39,200	$39,200

Total liabilities	$—	$—	$39,200	$39,200

Cash equivalents and marketable securities

The amortized cost, fair value and unrealized gain/(loss) for our financial assets by major security type as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

June 30, 2014	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$10,917	$10,917	$—
Corporate debt securities	38,021	38,023	2

Total	48,938	48,940	2
Less amounts classified as restricted cash	(5,562)	(5,562)
Less amounts classified as cash equivalents	(10,294)	(10,294)	—

Total marketable securities	$33,082	$33,084	$2

December 31, 2013	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$11,345	$11,345	$—
Corporate debt securities	12,002	12,003	1

Total	23,347	23,348	1
Less amounts classified as cash equivalents	(14,770)	(14,770)	—

Total marketable securities	$8,577	$8,578	$1

We had no sales of marketable securities during the three or six months ended June 30, 2014 or 2013.

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

During the three and six months ended June 30, 2014, we modified the assumptions associated with the amount and timing of milestones and royalties projected for ADASUVE and AZ-002, the probability that AZ-002 would be licensed or sold by us, and the effects of the passage of three and six months on the present value computation. These items resulted in a decrease to the contingent consideration liability and a corresponding non-operating gain of $7,599,000 and $6,449,000 or $0.44 and $0.37 per share, for the three and six months ended June 30, 2014, respectively.

During the three and six months ended June 30, 2013, we modified the assumptions regarding the timing and amount of certain cash flows primarily to reflect the increased probability that we would license the U.S. commercialization rights to ADASUVE to a third party in the first quarter and the impact of the actual licensing and the terms of the Teva Agreement in the second quarter. These changes in assumptions, the change in the WACC in the second quarter of 2013 from 18.0% to 16.5%, the projected U.S. ADASUVE launch date in the first quarter of 2014 and the effects of the passage of three and six months on the present value computation resulted in an increase to the net loss of $31,500,000 and $42,400,000, or $1.92 and $2.64 per share, for the three and six months ended June 30, 2013, respectively.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$40,100	$9,600	$39,200	$9,600
Payments made	(1)	—	(251)	—
Adjustments to fair value measurement	(7,599)	10,900	(6,449)	10,900

Ending balance	$32,500	$20,500	$32,500	$20,500

Financing Obligations

We estimated the fair value of our financing obligations (see Note 7) using the net present value of the payments discounted at an interest rate that is consistent with our estimated current borrowing rate for similar long-term debt. We believe the estimates used to measure the fair value of the financing obligations constitute Level 3 inputs.

At June 30, 2014 and December 31, 2013, the estimated fair value of our financing obligations was $56,135,000 and $9,342,000, respectively and had book values of $63,393,000 and $11,524,000, respectively. Our payment commitments associated with these debt instruments may vary with changes in interest rates and are comprised of interest payments and principal payments. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

4. Share-Based Compensation Plans

2005 Equity Incentive Plan

In December 2005, our Board of Directors adopted the 2005 Equity Incentive Plan, or the 2005 Plan. The 2005 Plan became effective upon the closing of our initial public offering on March 8, 2006. The 2005 Plan is an amendment and restatement of our previous stock option plans.

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

2005 Non-Employee Directors’ Stock Option Plan

In December 2005, our Board of Directors adopted the 2005 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan. The Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to our non-employee directors, which vest over four years and have a term of 10 years. The Directors’ Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. Our Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year.

The following table sets forth the summary of option activity under our share-based compensation plans for the six months ended June 30, 2014:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2014	2,121,504	$7.53
Options granted	999,200	4.81
Options exercised	(18,768)	3.47
Options canceled	(244,023)	5.76

Outstanding at June 30, 2014	2,857,913	6.76

The intrinsic value of options exercised during the three and six months ended June 30, 2014 was $16,000 and $21,000, respectively. There was no total intrinsic value of options exercised during the three and six months ended June 30, 2013.

The following table sets forth the summary of restricted stock unit activity under our share-based compensation plans for the six months ended June 30, 2014:

	Number Of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2014	521,050	$4.68
Granted	—	—
Released	(31,825)	4.68
Forfeited	(95,750)	4.68

Outstanding at June 30, 2014	393,475	$4.68

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

As of June 30, 2014, 465,969 and 150, 000 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.

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

We issued 37,096 shares at a weighted average price of $3.63 under the ESPP during the three and six months ended June 30, 2014 and 18,843 shares at a weighted average price of $3.65 under the ESPP during the three and six months ended June 30, 2013. At June 30, 2014, 112,536 shares were available for issuance under the ESPP.

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

Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units

During the three and six months ended June 30, 2014 and 2013, the per share weighted average fair value of employee stock options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$2.95	$3.47	$3.20	$3.46
Restricted stock units	—	4.68	—	4.67
Stock purchase rights	1.48	1.41	1.48	1.53

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock Option Plans
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	82%	100%	84%	100%
Risk-free interest rate	1.65%	0.84%	1.61%	0.77%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility	61%	63%	61%	70%
Risk-free interest rate	0.67%	0.12%	0.67%	0.13%
Dividend yield	0%	0%	0%	0%

The estimated fair value of restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. Our estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

As of June 30, 2014, there was $5,321,000, $1,328,000, and $44,000 of total unrecognized compensation expense related to unvested stock option awards, unvested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 2.6 years, 2.4 years, and 0.3 years, respectively.

Share-based compensation capitalized at June 30, 2014 was not material.

6. Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded from the net loss per share calculation for the three and six months ended June 30, 2014 and 2013 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	2,584,615	1,526,083	2,430,244	1,363,470
Restricted stock units	435,388	263,475	463,942	175,650
Warrants to purchase common stock	6,807,727	6,462,066	6,692,507	6,462,066
Convertible debt	4,951,459	—	4,416,222	—

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

In the third quarter of 2013, we drew down $10,000,000 against the Teva Note and, in the fourth quarter of 2013, we drew down an additional $5,000,000 against the Teva Note. At the time of the drawdowns, the contractual conversion price was less than the value of our common stock. As a result, we calculated the value of the beneficial conversion feature of the convertible note and recorded an increase to additional paid-in-capital and a discount on the Teva Note of $3,112,000 which will be amortized to interest expense over the life of the borrowing. Additionally, we reclassified the relative portion of the unamortized right-to-borrow (see Note 9) against the Teva Note in the amount of $1,293,000, which will also be amortized to interest expense over the life of the borrowing. The effective interest rate of the first and second drawdowns against the Teva Note, which take into consideration the beneficial conversion features and the right-to-borrow discounts, is 13.9% and 9.9%, respectively.

In March 2014, we drew down an additional $5,000,000 against the Teva Note. At the time of the third drawdown, the contractual conversion price was less than the value of our common stock. As a result, we calculated the value of the beneficial conversion feature of the convertible note and recorded an increase to additional paid-in-capital and a discount on the Teva Note of $883,000 which will be amortized to interest expense over the remaining life of the borrowing. Additionally, we reclassified the relative portion of the unamortized right-to-borrow (see Note 9) against the Teva Note in the amount of $318,000 which will also be amortized to interest expense over the life of the borrowing. The effective interest rate of the third drawdown against the Teva Note, which takes into consideration the beneficial conversion features and the right-to-borrow discounts, is 11.6%.

In June 2014, we drew down the remaining $5,000,000 against the Teva Note. At the time of the fourth drawdown, the contractual conversion price was less than the value of our common stock. As a result, we calculated the value of the beneficial conversion feature of the convertible note and recorded an increase to additional paid-in-capital and a discount on the Teva Note of $148,000 which will be amortized to interest expense over the remaining life of the borrowing. Additionally, we reclassified the relative portion of the unamortized right-to-borrow (see Note 9) against the Teva Note in the amount of $252,000, which will also be amortized to interest expense over the life of the borrowing. The effective interest rate of the fourth drawdown against the Teva Note, which takes into consideration the beneficial conversion features and the right-to-borrow discounts, is 6.6%.

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

From the proceeds of the transaction, we established a $6,890,000 interest reserve account, which is classified as a noncurrent asset, to cover any potential shortfall in interest payments. Any remaining amounts in the interest reserve account will be released to us commencing June 15, 2015, subject to meeting certain net sales targets for ADASUVE, or, if not previously released, on December 15, 2015, irrespective of ADASUVE net sales. At June 30, 2014, $5,562,000 remained in the interest reserve account.

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

Future Scheduled Payments

Future scheduled principal payments under the debt obligations as of June 30, 2014 are as follows (in thousands):

Total
2014 - remaining 6 months	398
2015	—
2016	—
2017	—
2018	25,000
Thereafter	—

Total	$25,398

The above table excludes any payments pursuant to the $45,000,000 from the royalty securitization financing notes of our wholly-owned subsidiary, which have a legal maturity date in 2027. The principal payments by the subsidiary under the royalty securitization financing will be dependent upon the timing and amounts of royalties and milestone payments received under the Teva Agreement.

8. Facility Leases

We lease a building in Mountain View, California, which we began to occupy in the fourth quarter of 2007. We recognize rental expense on a straight-line basis over the initial term of the lease. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. The lease for the building expires on March 31, 2018, and we have two options to extend the lease for five years each.

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

We evaluated whether the delivered elements under the Ferrer Agreement have value on a stand-alone basis and allocated revenue to the identified units of accounting based on relative fair value. We determined that the license and the development and regulatory services are a single unit of accounting as the licenses were determined not to have stand-alone value. We have begun to deliver all elements of the arrangement and are recognizing the $10,000,000 upfront payment as revenue ratably over the estimated performance period of the agreement of four years. The $1,452,000 premium received from the sale of common stock to Ferrer is additional consideration received pursuant to the Ferrer Agreement and does not pertain to a separate deliverable or element of the arrangement, and thus is being deferred and recognized as revenue in a manner consistent with the $10,000,000 upfront payment. We recognized revenue related to the amortization of the upfront payment and premium of $364,000 and $1,093,000 during the three and months ended June 30, 2014, respectively and $729,000 and $1,093,000 of revenue in the same periods in 2013, respectively. As of June 30, 2014, we had deferred revenue of $4,008,000 related to the upfront payment and premium received.

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

In May 2013, we received an upfront cash payment of $40,000,000 from Teva, $10,000,000 of which was paid to the former stockholders of Allegro. We are eligible to receive up to $195,000,000 in additional payments contingent on Teva’s successful completion of the ADASUVE post-approval studies in the United States and Teva achieving specified net sales targets. In addition to these payments, we supply ADASUVE to Teva for all of its clinical trials and commercial sales, and we receive a specified per-unit transfer price in an amount of the greater of our costs of commercial production or a specified per-unit price. Teva makes tiered royalty payments based on net commercial sales of ADASUVE in the United States. In March 2014, Teva announced the U.S. launch of ADASUVE. In March 2014, we completed a royalty securitization financing, in which we transferred certain rights to U.S. royalty and milestone payments under the Teva Agreement to a wholly-owned subsidiary. The subsidiary then sold $45,000,000 in notes backed by the royalty and milestone payments in a private placement to institutional accredited investors. The notes have no recourse to us, other than to our equity interest in our wholly-owned subsidiary, and we did not guarantee the notes.

Unless earlier terminated, the Teva Agreement continues in effect until the later of the last to expire patent covering ADASUVE in the United States or a specified number of years after first commercial sale. The Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party. Teva may also terminate the Teva Agreement in the event the U.S. Food and Drug Administration requires withdrawal or suspension of ADASUVE from the market due to safety reasons or, subject to a specified period of notice, for Teva’s convenience at any time following the first anniversary of the Teva Agreement.

We evaluated whether the delivered elements under the Teva Agreement have value on a stand-alone basis and allocated revenue to the identified units of accounting based on relative fair value. We determined that the license fees are a single unit of accounting and valued the license based on its best estimate of selling price, as VSOE and TPE of the selling price could not be determined. The selling price was estimated using discounted projected cash flows related to the licensed territory. We have delivered the license to Teva and recognized the $40,000,000 non-refundable upfront payment as revenue during the third quarter ended June 30, 2013.

As described in Note 7, in connection with the Teva Agreement, we received a right-to-borrow under the Teva Note. We have the ability to draw on the Teva Note in amounts not to exceed $25,000,000, over a two year period. As outlined in Note 7, the Teva Note has a fixed conversion price and interest rate. This right-to-borrow was considered additional consideration provided by Teva to us pursuant to the Teva Agreement. We performed an analysis using a Monte Carlo simulation model with a volatility rate of 70% and an estimated debt yield of 15%. Based on this analysis, we determined that the fair value of this right-to-borrow was $2,800,000. We recognized this amount as revenue and as another asset upon entering into the Teva Note during the quarter ended June 30, 2013. The asset is being amortized to interest expense over the two year period during which we are able to exercise the right-to-borrow. As we draw on the Teva Note, the relative portion of the unamortized right-to-borrow is accounted for as a discount on the borrowing and will be amortized to interest expense over the life of the borrowing. As of June 30, 2014, we have drawn down the full $25,000,000.

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

Subject to certain exceptions, Autoliv has agreed to manufacture, assemble and test the Chemical Heat Packages solely for us in conformance with our specifications. We pay Autoliv a specified purchase price, which varies based on annual quantities we order, per Chemical Heat Package delivered. In October 2013, Autoliv notified us of their intent to terminate, effective October 2016, the Manufacture Agreement. Prior to October 2016, we and Autoliv remain fully obligated to perform pursuant to the terms of both the Manufacture Agreement and the New Note. The Manufacture Agreement provides that during the term of the Manufacture Agreement, Autoliv will be our exclusive supplier of the Chemical Heat Packages. In addition, the Manufacture Agreement grants Autoliv the right to negotiate for the right to supply commercially any second generation Chemical Heat Package, or a Second Generation Product, and provides that we will pay

Autoliv certain royalty payments if we manufacture Second Generation Products ourselves or if we obtain Second Generation Products from a third party manufacturer. Upon the termination of the Manufacture Agreement, we will be required, on an ongoing basis, to pay Autoliv certain royalty payments related to the manufacture of the Chemical Heat Packages by us or third-party manufacturers.

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

We have three product candidates in active development, AZ-002 (Staccato alprazolam), which is being developed for the management of patients with acute repetitive seizures, sometimes called cluster seizures, or ARS. We expect to initiate a Phase 2a proof-of-concept study in patients with epilepsy in the second half of 2014. AZ-008 and AZ-009 are planned as new pre-clinical product candidates and both will incorporate the active pharmaceutical ingredient, or API, ropinirole, a dopamine agonist, into the Staccato system. We plan to develop AZ-008 for the treatment of restless legs syndrome and AZ-009 for hypomobility, freezing or “off periods” in Parkinson’s disease patients.

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

We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balances at June 30, 2014, estimated product revenues, milestone payments associated with the sale of ADASUVE and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs for at least the next twelve months. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations.

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

Based on our market research, we estimate that between 10% and 30% of the treated patients receive an intramuscular injection to treat their agitation. Although there are no approved oral medications to treat agitation, current treatment guidelines recommend the use of oral medications over intramuscular injections. Oral medications are non-coercive to the extent that patients cooperate to take the medication. Our market research data also indicate that: (i) over 95% of psychiatrists surveyed believe that there is a “need” and approximately 40-45% believe that there is a “significant need” for a novel therapy to treat agitation episodes in the medical setting that can be administered non-invasively with a fast onset, (ii) approximately 75% of psychiatrists surveyed would be “likely” or “very likely” to use a fast-acting, non-invasive product if available in a hospital setting and (iii) as many as 73% of patients surveyed “could use” and “would use” a fast-acting product.

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

We began manufacturing commercial quantities of ADASUVE in the second quarter of 2013 and continue to manufacture commercial product for Ferrer and Teva. Shipments over the last four quarters consisted of the following:

	Q3 2013	Q4 2013	Q1 2014	Q2 2014
EU Units	14,405	11,863	9,433	4,797
U.S. Units	—	9,307	18,788	23,031

Total Units	14,405	21,170	28,221	27,828

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

In countries where Ferrer does not have a direct commercial presence, it is seeking to establish distribution agreements with companies that it believes have sales capabilities in the hospital and/or psychiatry markets. As of June 30 2014, Ferrer had established ADASUVE distribution agreements with AOP Orphan Pharmaceuticals AG, Galenica SA and Medivir AB for sale of the product in countries where Ferrer does not have a direct sales organization.

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

AZ-002 (Staccato alprazolam) for Acute Repetitive Seizures

Epilepsy, a disorder of recurrent seizures, affects approximately 2.5 million Americans, making it the third most common neurological disorder in the United States. ARS refers to seizures that are serial, clustered, or crescendo, and ones that are distinct from the patient’s usual seizure pattern. Patients with ARS is a small subset of patients with epilepsy who regularly experience clustered seizures, despite treatment with a regular regimen of anti-epileptic drugs.

Among the implications of ARS are concerns for patient safety. Prolonged or recurrent seizure activity persisting for 30 minutes or more may result in serious injury, health impacts or death that correlate directly with seizure duration. ARS, if left untreated, has been reported to evolve into a state of persistent seizure, or status epilepticus, which has a 3% mortality rate in children and 26% in adults.

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

Current standard of care for ARS is the rectal gel formulation of diazepam, which must be administered by a caregiver or healthcare professional. In our market research, patients surveyed have commented that they find that the rectal gel takes longer to work than they would like and that the route of administration is sub-optimal and cannot be used in public. Intravenous benzodiazepines are rapid acting, but must be administered by a healthcare professional in a medical facility.

The ability to treat quickly is clinically imperative to prevent an epileptic event from evolving into status epilepticus or causing other serious complications. We believe a product that can be administered easily in the home setting to effectively treat ARS may result in avoiding a trip to the hospital for treatment or diminishing the need to use the rectal formulation of diazepam.

If approved, AZ-002 could reduce the use of IV or rectal benzodiazepines in treating patients who experience ARS. The potential benefits of AZ-002 may include a faster delivery to the blood stream, when compared to rectal delivery, and greater ease of use. AZ-002 could be administered after a first seizure in a cluster with the aim of preventing further seizures. The caregiver could provide dosing assistance between cluster seizures. We believe that alprazolam’s ability to inhibit anxiety, or anxiolytic action, may provide additional therapeutic benefits to ARS patients. We own full development and commercial rights to AZ-002. We have applied for orphan drug status with the FDA for AZ-002 and expect to apply for orphan drug status in the EU. There is no assurance that AZ-002 will receive such designation.

We plan for the first clinical trial with AZ-002 to be a Phase 2a proof-of-concept study. The Phase 2a clinical trial is designed to be an in-clinic, randomized, double-blind, evaluation of patients with epilepsy. The primary aim of this study will be to assess the safety and pharmacodynamic electroencephalographic effects of a single dose of AZ-002 at different dose strengths. Data from this clinical trial are expected to serve as the basis for dose determination in potential future efficacy and safety clinical studies. We own full development and commercial rights to AZ-002.

Staccato Ropinirole

We have identified two new preclinical product candidates for development based on the single-dose Staccato platform currently being manufactured in our facility. We believe using the Staccato manufacturing capability and regulatory knowledge for ADASUVE into our new product candidates could increase manufacturing efficiency, reduce costs and reduce development time. The new product candidates AZ-008 and AZ-009 will incorporate the API ropinirole, a dopamine agonist, into the Staccato system. We plan to develop AZ-008 for the acute treatment of restless legs syndrome and AZ-009 for hypomobility, freezing or “off periods” in Parkinson’s disease.

AZ-008 (Staccato ropinirole) for Acute Treatment of Restless Legs Syndrome

Restless Legs Syndrome, or RLS, affects 2-3% of the adult U.S. population. RLS is characterized by restlessness in the legs which can be accompanied by uncomfortable sensations, such as leg cramps, and an urge to move the legs. Symptoms start at rest and commonly worsen at night. About 80% of people with RLS have periodic limb movements of sleep, which can cause night-time arousals, and reduce the quality and quantity of sleep. In an acute situation, RLS may delay sleep, and can negatively affect quality of life. Over time, if RLS becomes more severe, the acute symptoms can occur in the morning, earlier in the day by two to four hours, can spread to other body parts, and increase in intensity. This is referred to as augmentation and occurs once patients start taking chronic medications to treat their symptoms.

According to physicians interviewed in our market research, RLS symptoms can occur as frequently as one to two nights per week in approximately a quarter of RLS patients. These patients are generally not taking medication chronically for RLS at this stage, their symptom occurrence is not predictable, yet the acute episodes can impair sleep and function. Once a patient has symptoms three or more times per week, they become a candidate for chronic treatment to try to prevent symptoms from occurring. Although some patients get adequate control of RLS with chronic treatment, they can still have breakthrough episodes of acute symptoms.

We believe AZ-008 could play a role in treating acute and episodic or breakthrough RLS symptoms in patients who may or may not be taking chronic treatment. We believe the benefits of AZ-008 may include: (i) rapidly treating the acute symptoms when they occur at night which may allow patients to calm their legs and go to or get back to sleep; and (ii) providing an acute treatment option for patients who are not yet taking chronic treatment and deferring starting chronic, maintenance therapy that can lead to augmentation of RLS symptoms. Forty-one percent of physicians surveyed in our market research (n=114) see this product candidate as a potential significant improvement over currently available options for treating these symptoms. We believe that rapidly treating the acute symptoms could address a need in RLS patients for whom the acute symptoms can seriously impair quality of life.

AZ-009 (Staccato ropinirole) for Hypomobility, Freezing or “Off” Periods in Parkinson’s Disease

According to the Parkinson’s Disease Foundation, as many as one million people in the United States live with Parkinson’s Disease, or PD, which is a progressive neurodegenerative disorder that is characterized by a broad spectrum of motor and non-motor features that can have an impact on the function of the patient. One of these clinical features is acute and intermittent hypomobility, or freezing during “off periods” which tends to manifest in more advanced patients.

Freezing is a form of akinesia, or loss of movement, and is one of the most disabling symptoms of PD. It may occur in about half of PD patients and according to our physician survey (n=111), can occur at any time of the day, and multiple times per day or week depending on the patient. Freezing most commonly affects the legs during walking, and because of this, is a common cause of falls, which can cause substantial social and clinical consequences for patients. Our interviews with neurologists who specialize in treating PD describe a freezing episode as unpredictable and sudden, and lasting 10 to 30 minutes. Although these freezing episodes can be mitigated by treatment with dopamine agonists, only oral and injectable treatment options are currently available for patients to treat themselves at home.

According to neurologists we surveyed who specialize in treating these patients, AZ-009 could play a role in treating the PD population that is currently underserved with current treatment options for freezing. According to the physicians we surveyed, speed of onset of treatment is considered crucial in treating these episodes, and about half of surveyed physicians (n=111) see this product candidate as a potential significant improvement over currently available options for treating these symptoms. We believe the benefits of AZ-009 include the rapid relief of freezing that occurs anytime during the day, without the need for self-injection or waiting for the effects of oral medications, thus providing an as needed treatment option in this difficult-to-treat patient population in which we believe there is general dissatisfaction with treatments.

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

Financing update

In May 2013, concurrent with the Teva Agreement, we entered into the Teva Note. Under the terms of the Teva Note, we may, upon written notice to Teva, draw upon the Teva Note to fund agreed operating budgets related to ADASUVE. The aggregate draw-downs may total up to $25.0 million and will be due and payable on the fifth anniversary of the signing of the Teva Note. We may prepay, from time to time, up to one-half of the total amounts advanced plus the related interest outstanding at any time prior to the maturity date. At the maturity date, Teva will have the right to convert the then outstanding amounts into shares of Alexza common stock at a conversion price of $4.4833 per share. The Teva Note bears simple interest of 4% per year. We have two years from the effective date of the Teva Note to receive advances. In 2013 we drew down $15.0 million against the Teva Note and during the six months ended June 30, 2014, we drew down the remaining $10.0 million against the Teva Note.

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

We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, equipment financings, debt financings and government grants. We have incurred significant losses since our inception. As of June 30, 2014, our accumulated deficit was $390.9 million and total stockholders’ deficit was $36.4 million. We recognized net losses of $16.7 million, $39.6 million, $28.0 million, and $40.5 million in the six months ended June 30, 2014 and in the years ended December 31, 2013, 2012 and 2011, respectively. We began recognizing ADASUVE product revenues in the second quarter of 2013 in the EU and in the fourth quarter of 2013 in the United States. Teva launched ADASUVE in the United States in March 2014, and we began to earn royalty revenues from U.S. sales in the second quarter of 2014. We expect our second half operating expenses to remain consistent with current levels as we expect to increase our clinical development expenditures to increase modestly as we move forward with the development of AZ-002, AZ-008 and AZ-009, which are projected to be offset by our focus on developing operational efficiencies in our commercial manufacturing efforts.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2014 and 2013

Revenue

Revenue for the three and six months ended June 30, 2014 and 2013 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product revenue	$1,116	$106	$1,553	$106
Milestone revenue	—	—	1,000	—
Amortization of upfront payments	364	729	1,093	1,458
Royalty revenue	4		4
License revenue	—	42,800	—	42,800

Total revenues	$1,484	$43,635	$3,650	$44,364

•	We began shipping commercial units and recognizing revenue on ADASUVE in the second quarter of 2013 for shipments to Ferrer. We began shipping commercial units and recognizing revenue on ADASUVE in the fourth quarter of 2013 for shipments to Teva.

•	Milestone revenue in the six months ended June 30, 2014 resulted from the achievement of the milestone associated with first commercial sale in Spain under the Ferrer Agreement.

•	Amortization of upfront payments resulted from payments received under the Ferrer Agreement.

•	Teva launched ADASUVE in the U.S. in March 2014.

•	We do not earn a royalty under the Ferrer Agreement.

•	During the three months ended June 30, 2013, we recognized $40 million in revenues associated with the upfront payment and $2.8 million from the right-to-borrow asset associated with the Teva Agreement.

We expect royalty revenue to increase in the second half of 2014 as the rollout of ADASUVE continues. We expect product revenues in the third quarter to be consistent with the first half of 2014 rate and to decrease in the fourth quarter as we work with our collaborators to optimize pre- and post-launch inventory levels throughout the distribution channels, and as we learn more about the hospital based market.

Cost of Goods Sold

Cost of Goods Sold include the direct costs incurred to manufacture products sold combined with allocated manufacturing overhead, which consists of indirect costs, including labor and facility overhead. We are in the early stages of commercialization and have incurred significantly higher than normal indirect costs in the production of our inventory due to manufacturing start-up costs and low production volumes and expect to continue to incur higher than normal indirect costs until we get closer to our normal manufacturing capacity. The carrying cost of inventory is reduced so as to not be in excess of market value as determined by the contractual transfer prices to Ferrer and Teva. These amounts are expensed to cost of goods sold.

All costs associated with the manufacturing process incurred prior to the first commercial product produced in the second quarter of 2013 were expensed as a component of research and development expense. Cost of goods sold consist mainly of excess manufacturing costs during the period in addition to the cost of the units shipped. We expect to continue to incur high unabsorbed production costs until we achieve higher production levels.

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

Research and development expenses were $4.0 million and $7.2 million during the three and six months ended June 30, 2014, respectively, and $4.8 million and $11.0 million in the same periods in 2013, respectively. The decrease in research and development expenses in 2014 as compared to 2013 is primarily due to certain expenses related to manufacturing, supply chain and quality being classified as cost of goods sold or inventory in 2014, partially offset by additional expenses associated with our post-approval commitments related to the ADASUVE MAA.

We expect that research and development expenses will increase modestly in the second half of 2014 due to anticipated clinical expenses related to development of AZ-002, pre-clinical development work on AZ-008 and AZ-009, continued work related to the ADASUVE MAA post-approval commitments, and the continuation of the ADASUVE adolescent pharmacokinetic / dose-ranging study, which is being conducted in collaboration with Teva.

General and Administrative Expenses

General and administrative expenses were $3.9 million and $7.9 million during the three and six months ended June 30, 2014 and $4.8 million and $8.9 million in the same periods in 2013, respectively. The decrease was primarily due to reduction in ADASUVE pre-commercialization efforts such as market research, including pricing and market segmentation studies, during the three and six months ended June 30, 2013. Teva assumed responsibility for these tasks in May 2013.

We expect the level of general and administrative expenses in the second half of 2014 to be consistent with the level reported in the first half of the year.

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

During the three and six months ended June 30, 2014, we modified the assumptions associated with the amount and timing of milestones and royalties projected for ADASUVE and AZ-002, the probability that AZ-002 would be licensed or sold by us, and the effects of the passage of three and six months on the present value computation. These items resulted in a decrease to the contingent consideration liability and a corresponding non-operating gain of $7.6 million and $6.4 million for the three and six months ended June 30, 2014, respectively.

During the three and six months ended June 30, 2013, we updated the contingent liability fair value model primarily to reflect the impact of the terms of the Teva Agreement. We also reduced the discount rate used to compute the fair value of the contingent consideration liability from 18.0% to 16.5% to reflect the reduction in our estimated weighted average cost of capital. These changes resulted in non-operating, non-cash losses of $31.5 million and $42.4 million during the three and six months ended June 30, 2013, respectively.

Interest and Other Income/(Expense), Net

Interest and other income/(expense) was $2,000 and $8,000 for the three and six months ended June 30, 2014, respectively, and $4,000 and $17,000 in the same periods in 2013, respectively. The amounts primarily represent income earned on our cash, cash equivalents, marketable securities and restricted cash. We expect interest income to increase from first half levels due to the higher cash balances from the March 2014 royalty securitization financing.

Interest Expense

Interest expense was $2.2 million and $3.0 million for the three and six months ended June 30, 2014, respectively and $372,000 and $594,000 in the same periods in 2013, respectively. The amounts represent interest on our borrowings from Autoliv ASP, Inc., or Autoliv, Teva, and the March 2014 royalty securitization financing. We expect interest expense to increase from first half levels due to additional borrowings under the Teva Note and having the borrowings associated with the royalty securitization financing outstanding for the full period.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, revenues primarily from licensing and development agreements, government grants, debt instruments and payments from Allegro. We have received additional funding from financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our 2005 Employee Stock Purchase Plan, or ESPP. As of June 30, 2014, we had $49.2 million in cash, cash equivalents, marketable securities and restricted cash. Our cash, marketable security and restricted cash balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Cash Flows from Operating Activities. Net cash (used in) provided by operating activities was $(24.6) million and $20.0 million during the six months ended June 30, 2014 and 2013, respectively.

The net cash used in the six months ended June 30, 2014 primarily reflects the net loss of $16.7 million and the $6.4 million non-operating, non-cash gain related to the decrease in the contingent consideration liability. These items were partially offset by the share-based compensation expense of $1.4 million and depreciation and amortization of $1.7 million. Cash flows from operating activities were also impacted by the decreases in: (i) accounts payable; (ii) accrued clinical and other accrued liabilities, primarily due to the payout of the amounts earned under the 2013 Cash Bonus Plan; and (iii) deferred revenues, due to the amortization of the balance. In addition, receivables balances increased due to increased shipments of ADASUVE to Teva and Ferrer and the timing of payment received on those shipments.

Cash flows from operating activities in the six months ended June 30, 2013 primarily reflect the receipt of the $40 million upfront payment related to the Teva Agreement and the overall net loss of $21.5 million adjusted for the $42.4 million non-cash loss related to the reduction of the contingent consideration liability, share-based compensation expense of $1.5 million and depreciation and amortization of $1.7 million. Cash flows from operating activities were also impacted by increases in accounts payable of $1.2 million and inventory of $1.3 million as we built inventory in anticipation of the commercial launch of ADASUVE and a decrease in deferred revenue amortization of $1.5 million.

Cash Flows from Investing Activities. Net cash used in investing activities was $27.0 million and $10.0 million during the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013 we had fixed asset acquisitions of $2.5 million and $0.9 million, respectively. During the six months ended June 30, 2014 and 2013, we had purchases, net of maturities, of available-for-sale securities of $24.6 million and $9.1 million respectively.

Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $44.8 million and $(1.8) million during the six months ended June 30, 2014 and 2013, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our financing agreements. In the six months ended June 30, 2014, we raised net proceeds of approximately $40.8 million through a royalty securitization financing and a drawdown of $10.0 million against the Teva Note. We made $0.3 in payments to the former shareholders of Symphony Allegro as a result of the $1.0 million milestone payment we received from Ferrer related to the first commercial sale in Spain and royalties received from Teva. In addition, we made principal payments of $0.4 million and $3.3 million on outstanding financing obligations during the six months ended June 30, 2014 and 2013, respectively.

In the six months ended June 30, 2013, we raised net proceeds of approximately $6.4 million from the sale of common stock under our equity line of credit with Azimuth. In the six months ended June 30, 2012, we raised net proceeds of approximately $20.2 million from a public offering and approximately $1.5 million from the sale of common stock to Ferrer.

We believe that with current cash, cash equivalents, marketable securities and restricted cash balances, estimated product revenues, milestone payments associated with the sale of ADASUVE, and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels for at least the next twelve months. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

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

Teva Note

On May 7, 2013 we entered into the Teva Note. Under the terms of the Teva Note, we may, upon written notice to Teva, receive advances to fund an agreed operating budget related to ADASUVE. The aggregate advances may total up to $25.0 million and will be due and payable on the fifth anniversary of the Note, or the Maturity Date. The Teva Note bears interest at 4% per annum. Prior to the Maturity Date, we have the option to prepay up to one-half of the outstanding principal and accrued interest amount. On the Maturity Date, Teva has the option to convert the outstanding principal and accrued interest into Alexza common stock at a price of $4.4833 per share. As of June 30, 2014, we have drawn down the full $25.0 million.

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

Future Minimum Payment Schedule

Our scheduled future minimum contractual payments, net of sublease income, including interest at March 31, 2014, are as follows (in thousands):

	Operating Lease Agreements	Financing Obligations	Total
2014 - remaining 6 months	1,739	407	2,146
2015	3,197	—	3,197
2016	3,287	—	3,287
2017	3,386	—	3,386
2018	853	29,635	30,488
Thereafter	—	—	—

Total	$12,462	$30,042	$42,504

The above table excludes any payments pursuant to the $45,000,000 from the royalty securitization financing notes of our wholly-owned subsidiary, which have a legal maturity date in 2027. The principal payments by the subsidiary under the royalty securitization financing will be dependent upon the timing and amounts of royalties and milestone payments received under the Teva Agreement.

As part of our purchase of all of the outstanding equity of Allegro in August 2009, we agreed to pay to the former stockholders of Allegro certain percentages of cash payments that may be generated from future collaboration transactions pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam). In the first half of 2014, we have made $0.3 million in payments to the former stockholders of Allegro.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and restricted cash. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of June 30, 2014, we had cash, cash equivalents, marketable securities and restricted cash of $49.2 million. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.

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

Our management (with the participation of our chief executive officer and chief financial officer) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2014, our internal disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

To address the material weakness described above, we implemented remedial measures to improve and develop internal controls, processes and procedures in the financial statement close process. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

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

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $16.7 million, $39.6 million, $28.0 million, and $40.5 million for the six months ended June 30, 2014 and the years ended December 31, 2013, 2012, and 2011, respectively. As of June 30, 2014, we had an accumulated deficit of $390.9 million and a stockholders’ deficit of $36.4 million. We expect to continue to incur substantial net losses and negative operating cash flow through at least 2016. These losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the recent approval of ADASUVE for the treatment of agitation associated with schizophrenia or bipolar disorder in adults in the United States and the EU and the lack of historical sales data, ADASUVE sales will be difficult to predict from period to period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors, including:

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

We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balances at June 30, 2014, estimated product revenues and milestone payments associated with the sale of ADASUVE, and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs for at least the next twelve months. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	continuation of our Teva and Ferrer collaborations;

•	no unexpected costs related to the development of our commercial manufacturing capability; and

•	no unbudgeted growth in the number of our employees during this period.

We may never be able to generate a sufficient amount of product or royalty revenue to cover our expenses. We did not generate any product revenues until the second quarter of 2013 and did not generate any royalty revenues until the second quarter of 2014. In addition, any royalty and milestone payments payable under the Teva Agreement will first be applied to repaying principal and interest on the $45.0 million of non-recourse notes that our wholly-owned subsidiary issued in our March 2014 royalty securitization financing before we receive as income any royalty or milestone payments under the Teva Agreement. Until we generate sufficient revenues to cover expenses, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic collaborations or licensing arrangements. Any financing transaction may contain unfavorable terms. For example, the terms of certain warrants we have issued in previous financings could require us to pay warrant holders a significant portion of the proceeds in a change of control transaction, potentially materially reducing the proceeds available to holders of our common stock. If we raise additional funds by issuing equity securities our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we raise additional funds through strategic collaborations, we may be required to relinquish rights to ADASUVE, our product candidates or our technologies, or to grant licenses on terms that are not favorable to us. Complying with the terms of the foregoing rights and restrictions may make it more difficult to complete certain types of transactions and result in delays to our fundraising efforts.

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

In February 2013, the EC granted a marketing authorization for ADASUVE, as ADASUVE (Staccato loxapine) 4.5 mg or 9.1 mg, inhalation powder, pre-dispensed. In October 2011, we entered into a commercial collaboration with Ferrer pursuant to the Ferrer Agreement, to commercialize ADASUVE in the Ferrer Territories. In July 2013, Ferrer launched ADASUVE in the EU, with the first commercial sale in Germany, and currently sells ADASUVE in Germany, Austria, Spain, Romania and the Nordic Countries (Sweden, Norway, Denmark and Finland). We expect Ferrer to launch ADASUVE in additional countries in the Ferrer Territories in 2014 and 2015. If Ferrer is unable to commercialize ADASUVE successfully in the various Ferrer Territories or we are unable to fulfill the post-marketing authorization commitments that were required as part of the marketing authorization granted for ADASUVE in the EU, our revenue will suffer and our stock price may decline.

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

Our relationships with Teva and Ferrer are, and any other strategic collaborations with pharmaceutical or biotechnology companies we may establish will be, subject to a number of risks including:

•	business combinations or significant changes in a strategic collaborator’s business strategy may adversely affect a strategic collaborator’s willingness or ability to complete its obligations under any arrangement;

•	we may not be able to control the amount or timing of resources that our strategic collaborators devote to the development or commercialization of ADASUVE or our product candidates;

•	strategic collaborators may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;

•	strategic collaborators may not pursue further development and commercialization of products resulting from the strategic collaboration arrangement or may elect to discontinue research and development programs;

•	strategic collaborators may not commit adequate resources to the marketing and distribution of any future products, limiting our potential revenues from these products;

•	disputes may arise between us and our strategic collaborators that result in the delay or termination of the research, development or commercialization of ADASUVE or our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

•	strategic collaborators may experience financial difficulties;

•	strategic collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	strategic collaborators could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	strategic collaborators, including Teva or Ferrer, could terminate the arrangement or allow it to expire, which would delay and may increase the cost of developing our product candidates or commercializing ADASUVE.

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

The Healthcare Reform Act also expanded the Public Health Service’s 340B drug pricing discount program, which we expect to participate in. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Healthcare Reform Act expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Healthcare Reform Act. The Healthcare Reform Act exempts “orphan drugs” — those designated under section 526 of the FDCA — from the ceiling price requirements for these newly-eligible entities. We believe our product candidate in active development, AZ-002 (Staccato alprazolam), could qualify for orphan drug status. The Health Resources and Services Administration, or HRSA, which administers the 340B program, issued a final regulation to implement the orphan drug exception in July 2013. The final regulation interprets the orphan drug exception narrowly. It exempts orphan drugs from the ceiling price requirements for the newly-eligible entities only when the orphan drug is used for its orphan indication. The newly-eligible entities are entitled to purchase orphan drugs at the ceiling price when the orphan drug is not used for its orphan indication. The final regulation, which became effective October 1, 2013, is subject to a pending lawsuit that seeks to block its implementation. The narrow scope of the orphan drug exception in HRSA’s final regulation will increase the complexity of compliance, will make compliance more time-consuming, and could negatively impact our results of operations if we successfully commercialize AZ-002 (Staccato alprazolam) and AZ-002 qualifies for orphan drug status. We have applied for orphan drug status for AZ-002, and expect to apply for orphan drug status in the EU. There can be no assurance that AZ-002 will receive such designation.

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

We anticipate that, if approved, AZ-008 would compete with the oral tablet forms of dopamine agonists that are currently used to treat restless legs symptoms, including benzodiazepines, alpha-2 agonists, dopamine agonists and opioids, none of which are FDA-approved for this indication.

We anticipate that, if approved, AZ-009 would compete with Apokyn, an apomorphine injection that is FDA-approved to treat hypomobility, “off” episodes (“end-of-dose wearing off” and unpredictable “on/off” episodes) associated with advanced Parkinson’s disease. Patients also use oral tablet forms of dopamine agonists, including carbidopa/levodopa combinations, ropinirole, pramipexole, as treatment for hypomobility, although these products are not FDA-approved for this indication.

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

Our product candidate AZ-002 contains a drug substance that is regulated by the U.S. Drug Enforcement Administration. Failure to comply with applicable regulations and requirements could harm our business.

The Controlled Substances Act imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. The DEA regulates drug substances as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest potential for abuse and Schedule V substances the lowest potential for abuse relative to the other schedules in the CSA. Alprazolam, the API in AZ-002, is regulated as a Schedule IV substance. AZ-002 is subject to DEA regulations relating to registration, security, record keeping and reporting, distribution and, if approved, physician prescription procedures, and DEA regulations may impact the availability of the scheduled substance available for clinical trials and commercial distribution. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation, or denial of renewal, of DEA registrations, injunctions, or civil or criminal penalties and could harm our business, financial condition and results of operations.

The single dose version of our Staccato system contains materials that are regulated by the U.S. government, and failure to comply with applicable regulations could harm our business.

The single dose version of our Staccato system uses energetic materials to generate the rapid heating necessary for vaporizing the drug, while avoiding degradation. Manufacture of products containing energetic materials is controlled by the Bureau of Alcohol, Tobacco, Firearms and Explosives, or ATF. Technically, the energetic materials used in our Staccato system are classified as “low explosives,” and the ATF has granted us a license/permit for the manufacture of such low explosives. Additionally, due to inclusion of the energetic materials in our Staccato system, the United States Department of Transportation, or DOT, might regulate shipments of the single dose version of our Staccato system. However, the DOT has granted the single dose version of our Staccato system “Not Regulated as an Explosive” status. Failure to comply with the current and future regulations of the ATF or DOT could subject us to future liabilities and could harm our business, financial condition and results of operations. Furthermore, these regulations could restrict our ability to expand our facilities or construct new facilities or could require us to incur other significant expenses in order to maintain compliance.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2013, and our business and stock price may be adversely affected if we do not adequately address this weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

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

This reverse stock split may not prevent our common stock from dropping back down below The NASDAQ Global Market minimum closing bid price requirement in the future. It is also possible that we would otherwise fail to satisfy another NASDAQ Global Market requirement for continued listing of our common stock. As of July 31, 2014, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $82.6 million, the total market value of our listed securities was $83.9 million and the closing bid price of our common stock was $4.83 per share. As of June 30, 2014, we had a stockholders’ deficit of $36.4 million.

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

Alexza Pharmaceuticals, Inc.
(Registrant)

August 7, 2014	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer
(principal executive officer)

August 7, 2014	/s/ Mark K. Oki
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