Form 10-Q
period 2014-09-30
Alexza Pharmaceuticals Inc.
filed 2014-11-05
CIK 1344413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Total number of shares of common stock outstanding as of November 1, 2014: 19,404,697.

ALEXZA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2014	December 31, 2013(1)
ASSETS
Current assets:
Cash and cash equivalents	$11,626	$17,306
Marketable securities	23,261	8,578
Receivables	1,008	129
Inventory	4,414	3,447
Prepaid expenses and other current assets	3,039	1,453

Total current assets	43,348	30,913

Property and equipment, net	15,017	14,991
Restricted cash	4,160	—
Other assets	3,272	1,168

Total assets	$65,797	$47,072

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,692	$3,789
Accrued clinical trial expenses	557	178
Other accrued expenses	4,769	4,736
Current portion of contingent consideration liability	1,400	2,500
Current portion of financing obligations	201	780
Current portion of deferred revenue	2,374	2,915

Total current liabilities	10,993	14,898

Deferred rent	5,150	6,405
Noncurrent portion of contingent consideration liability	32,200	36,700
Noncurrent portion of deferred revenues	2,186	2,185
Noncurrent portion of financing obligations	63,378	10,744
Other noncurrent liabilities	729	115

Stockholders’ deficit:
Preferred stock	—	—
Common stock	2	2
Additional paid-in-capital	355,413	350,250
Accumulated other comprehensive income	(1)	1
Accumulated deficit	(404,253)	(374,228)

Total stockholders’ deficit	(48,839)	(23,975)

Total liabilities and stockholders’ equity	$65,797	$47,072

(1)	The condensed consolidated balance sheet at December 31, 2013 has been derived from audited consolidated financial statements at that date.

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Collaboration revenue	$364	$1,978	$2,461	$46,236
Product sales	93	188	1,646	294

Total revenue	457	2,166	4,107	46,530
Operating expenses:
Cost of goods sold	3,279	3,951	11,973	6,912
Research and development	3,391	5,457	10,553	16,475
General and administrative	3,827	3,097	11,773	12,016

Total operating expenses	10,497	12,505	34,299	35,403
Loss from operations	(10,040)	(10,339)	(30,192)	11,127
(Loss)/gain on change in fair value of contingent consideration liability	(1,100)	(1,613)	5,349	(44,013)
Interest and other income/ (expense), net	14	1	22	18
Interest expense	(2,202)	(461)	(5,204)	(1,055)

Net loss	$(13,328)	$(12,412)	$(30,025)	$(33,923)

Basic and diluted net loss per share	$(0.77)	$(0.72)	$(1.73)	$(2.06)

Shares used to compute basic and diluted net loss per share	17,371	17,238	17,328	16,467

Other Comprehensive Loss
Change in unrealized gain/(loss) on marketable securities	(3)	(3)	(2)	2

Comprehensive loss	$(13,331)	$(12,415)	$(30,027)	$(33,921)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(30,025)	$(33,923)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	2,196	2,499
Change in fair value of contingent consideration liability	(5,349)	44,013
Recognition of right to borrow asset	—	(2,800)
Amortization of debt discount, deferred interest and right-to-borrow asset	1,624	766
Amortization of premium (discount) on available-for-sale securities	106	(6)
Depreciation and amortization	2,516	2,511
Gain on disposal of property	—	(15)
Changes in operating assets and liabilities:
Receivables	(879)	(25)
Inventory	(967)	(2,061)
Prepaid expenses and other current assets	(752)	(943)
Accounts payable	(2,097)	1,920
Accrued clinical and other accrued liabilities	412	1,549
Deferred revenues	(540)	(2,186)
Other liabilities	(641)	(1,250)

Net cash (used in) provided by operating activities	(34,396)	10,049

Cash flows from investing activities:
Purchases of available-for-sale securities	(33,131)	(10,642)
Maturities of available-for-sale securities	18,340	2,000
Purchases of property and equipment	(2,542)	(1,488)
Proceeds from sale of property and equipment	—	16

Net cash used in investing activities	(17,333)	(10,114)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants and exercise of stock options and stock purchase rights	214	6,446
Change in restricted cash	(4,160)	5,051
Payment on contingent consideration liability	(251)	(10,313)
Proceeds from financing obligations, net of issuance costs	50,830	10,000
Payments of financing obligations	(584)	(5,027)

Net cash provided by financing activities	46,049	6,157

Net (decrease) increase in cash and cash equivalents	(5,680)	6,092
Cash and cash equivalents at beginning of period	17,306	17,715

Cash and cash equivalents at end of period	$11,626	$23,807

Supplemental Disclosure of Cash Flow Information
Non cash investing and financing activities:
Value of warrants issued with royalty securitization financing	$1,721	$—

Value of the beneficial conversion feature related to borrowings against the Teva Note	$1,032	$3,112

Value of right-to-borrow asset reclassified as debt discount	$570	$1,293

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim condensed consolidated financial information. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or any other future year.

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

Significant Risks and Uncertainties

We have incurred significant losses from operations since our inception and expect losses to continue for the foreseeable future. As of September 30, 2014, we had cash, cash equivalents, marketable securities and restricted cash of $39,047,000 and working capital of $32,355,000. We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balances at September 30, 2014, estimated product revenues, milestone payments associated with the sale of ADASUVE, the proceeds from our October 2014 stock sale to Grupo Ferrer Internacional, S.A., or Ferrer (see Note 11), and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015. In light of our ongoing cost, investments in ADASUVE manufacturing and product candidate development and our projected working capital needs, we expect to need to source additional capital to finance our ongoing operations in the next twelve months. We may not be able to source sufficient capital on acceptable terms, or at all, to continue to pursue approval to commercialize ADASUVE in the United States or other countries, to continue development of our other product candidates or to continue operations. We plan to source additional capital to fund our operations and working capital, to develop our product candidates and to continue the development of our commercial manufacturing capabilities. In addition to product revenues, royalties and milestone payments, we plan to finance our operations through the sale of equity securities, utilization of debt arrangements, or additional distribution or licensing collaborations. Such funding may not be available or may be on terms that are not favorable to us. Our inability to source capital as and when needed could have a negative impact on our financial condition, results of operations or our ability to execute on our strategic initiatives.

On October 27, 2014, we received a notice from The NASDAQ Stock Market indicating that the total market value of our listed securities had not met the minimum value of $50 million for any of the 30 consecutive business days prior to that date. If our total market value of listed securities does not equal or exceed $50 million, based on the closing price of our common stock, for at least ten consecutive business days prior to April 27, 2015, our common stock may become subject to delisting from the Nasdaq Global Market. If we do not regain compliance within the 180 calendar day grace period, we may transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the applicable requirements for continued listing on the Nasdaq Capital Market based on our most recent public filings and market information. We may also request a hearing to remain on the Nasdaq Global Market at the expiration of this 180 calendar day grace period. Even if we regain compliance or transfer the listing of our common stock to the Nasdaq Capital Market, we may subsequently fail to maintain compliance with applicable listing standards.

2. Summary of Significant Accounting Policies

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. Prior to the second quarter of 2013, our revenue consisted primarily of amounts earned from collaboration agreements and under research grants with the National Institutes of Health. Beginning in the second quarter of 2013, we also have revenue from product sales and beginning in the second quarter of 2014, royalties from the sale of our products by our collaborators.

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

We recognize product revenue as follows:

•	Persuasive Evidence of an Arrangement. We currently sell product through license and supply agreements with Ferrer and Teva Pharmaceuticals USA, Inc., or Teva. Persuasive evidence of an arrangement is generally determined by the receipt of an approved purchase order from the collaborator in connection with the terms of the related license and supply agreements.

•	Delivery. Typically, ownership of the product passes to the collaborator upon shipment. Our current license and supply agreements also provide our collaborators with an acceptance period during which they may reject any product which does not conform to agreed-upon specifications. Because ADASUVE is a new product, a new technology and our first product to be commercialized, and because we do not have a history of producing product to collaborator specifications, we will not consider delivery to have occurred until after the collaborator acceptance period has ended or the collaborator has positively accepted the product. Once we have demonstrated over the course of time an ability to reliably produce the product to collaborator specifications, we will consider delivery to have occurred upon shipment in the absence of any other relevant shipment or acceptance terms.

•	Sales Price Fixed or Determinable. Sales prices for product shipments are determined by license and supply agreements and documented in purchase orders. After the collaborator acceptance period has ended or the collaborator has positively accepted the product, our collaborators do not have any product return or replacement rights, including for expired products.

•	Collectability. Payment for the product is contractually obligated under the license and supply agreements. We will monitor payment histories for our collaborators and specific issues as they arise to determine whether collection is probable for a specific transaction and defer revenue as necessary.

Royalty revenue from our collaboration agreements will be recognized as we receive information from our collaborators regarding product sales and collectability is reasonably assured.

Significant management judgment is used in the determination of revenue to be recognized and the period in which it is recognized.

Inventory

Inventory is stated at standard cost, which approximates actual cost, determined on a first-in first-out basis, not in excess of market value. Inventory includes the direct costs incurred to manufacture products combined with allocated manufacturing overhead, which consists of indirect costs, including labor and facility overhead. We are in the early stages of commercialization and have incurred significantly higher than normal indirect costs in the production of our inventory due to start-up manufacturing costs and low production volumes. The carrying cost of inventory is reduced so as to not be in excess of the market value of the inventory as determined by the contractual transfer prices to Ferrer and Teva. The excess over the market value is expensed to cost of goods sold. All costs associated with the ADASUVE manufacturing process incurred prior to regulatory approval and the beginning of commercial manufacturing were expensed as a component of research and development expense. If information becomes available that suggests that all or certain of the inventory may not be realizable, we may be required to expense a portion, or all, of the capitalized inventory into cost of goods sold. Inventory, which is stated at the lower of cost or estimated market value, consists of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$3,543	$3,044
Work in process	—	—
Finished goods	871	403

Total inventory	$4,414	$3,447

New Accounting Pronouncement

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under the current guidance. ASU 2014-15 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting ASU 2014-15 on its consolidated financial statements will be material.

In May 2014 the Financial Accounting Standards Board, or FASB, issued the Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard will be effective for public entities for annual and interim periods beginning after December 15, 2016.

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) by major security type and contingent consideration liability measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,766	$—	$—	$12,766
Corporate debt securities	—	25,761	—	25,761

Total assets	$12,766	$25,761	$—	$38,527

Liabilities
Contingent consideration liability	$—	$—	$33,600	$33,600

Total liabilities	$—	$—	$33,600	$33,600

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$11,345	$—	$—	$11,345
Corporate debt securities	—	12,003	—	12,003

Total assets	$11,345	$12,003	$—	$23,348

Liabilities
Contingent consideration liability	$—	$—	$39,200	$39,200

Total liabilities	$—	$—	$39,200	$39,200

Cash equivalents and marketable securities

The amortized cost, fair value and unrealized gain/(loss) for our financial assets by major security type as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

September 30, 2014	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$12,766	$12,766	$—
Corporate debt securities	25,762	25,761	(1)

Total	38,528	38,527	(1)
Less amounts classified as restricted cash	(4,160)	(4,160)	—
Less amounts classified as cash equivalents	(11,106)	(11,106)	—

Total marketable securities	$23,262	$23,261	$(1)

December 31, 2013	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$11,345	$11,345	$—
Corporate debt securities	12,002	12,003	1

Total	23,347	23,348	1
Less amounts classified as cash equivalents	(14,770)	(14,770)	—

Total marketable securities	$8,577	$8,578	$1

We had no sales of marketable securities during the three or nine months ended September 30, 2014 or 2013.

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

During the nine months ended September 30, 2014, we modified the assumptions associated with the amount and timing of milestones and royalties projected for ADASUVE and AZ-002, the probability that AZ-002 would be licensed or sold by us, and the effects of the passage of nine months on the present value computation. These items resulted in a decrease to the contingent consideration liability and a corresponding non-operating gain of $5,349,000, or $0.31 per share, for the nine months ended September 30, 2014. During the three months ended September 30, 2014 we increased the contingent liability and recognized a non-operating loss of $1,100,000, or $0.06 per share, primarily to reflect the impact of the passage of one quarter of time on the discounted cash flow model.

During the nine months ended September 30, 2013, we modified the assumptions regarding the timing and amount of certain cash flows primarily to reflect the increased probability that we would license the U.S. commercialization rights to ADASUVE to a third party in the first quarter of 2013 and the impact of the actual licensing and the terms of the Teva Agreement in the second quarter of 2013. These changes in assumptions, the change in the WACC in the nine months ended September 30, 2013, the change in the projected U.S. ADASUVE launch date to the first quarter of 2014 and the effects of the passage of three and nine months, respectively, on the present value computation resulted in an increase to the net loss of $1,613,000 and $44,013,000, or $0.09 and $2.67 per share, for the three and nine months ended September 30, 2013, respectively.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$32,500	$42,000	$39,200	$9,600
Payments made	—	(313)	(251)	(10,313)
Adjustments to fair value measurement	1,100	1,613	(5,349)	44,013

Ending balance	$33,600	$43,300	$33,600	$43,300

Financing Obligations

We estimated the fair value of our financing obligations (see Note 7) using the net present value of the payments discounted at an interest rate that is consistent with our estimated current borrowing rate for similar long-term debt. We believe the estimates used to measure the fair value of the financing obligations constitute Level 3 inputs.

At September 30, 2014 and December 31, 2013, the estimated fair value of our financing obligations was $54,693,000 and $9,342,000, respectively and had book values of $63,579,000 and $11,524,000, respectively. Our payment commitments associated with these debt instruments are comprised of interest payments and principal payments and may vary based on the level of milestone and royalty payments received from Teva. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest and expected duration to repay the notes based on projected levels of royalties and milestones to be received from Teva.

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

The following table sets forth the summary of option activity under our share-based compensation plans for the nine months ended September 30, 2014:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2014	2,121,504	$7.53
Options granted	1,127,600	4.70
Options exercised	(22,842)	3.49
Options canceled	(349,758)	6.23

Outstanding at September 30, 2014	2,876,504	6.61

The intrinsic value of options exercised during the three and nine months ended September 30, 2014 was $5,000 and $26,000, respectively. There was no total intrinsic value of options exercised during the three and nine months ended September 30, 2013.

The following table sets forth the summary of restricted stock unit activity under our share-based compensation plans for the nine months ended September 30, 2014:

	Number Of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2014	521,050	$4.68
Granted	—	—
Released	(31,825)	4.68
Forfeited	(106,175)	4.68

Outstanding at September 30, 2014	383,050	$4.68

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

As of September 30, 2014, 453,729 and 150,000 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.

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

We issued 37,096 shares at a weighted average price of $3.63 under the ESPP during the three and nine months ended September 30, 2014 and 18,843 shares at a weighted average price of $3.65 under the ESPP during the three and nine months ended September 30, 2013. At September 30, 2014, 112,536 shares were available for issuance under the ESPP.

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

Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units

During the three and nine months ended September 30, 2014 and 2013, the per share weighted average fair value of employee stock options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$2.55	$3.43	$3.13	$3.46
Restricted stock units	—	—	—	4.67
Stock purchase rights	1.04	1.41	1.48	1.53

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock Option Plans
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	82%	98%	84%	100%
Risk-free interest rate	1.74%	1.47%	1.62%	0.83%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility	36%	63%	61%	70%
Risk-free interest rate	0.10%	0.12%	0.67%	0.13%
Dividend yield	0%	0%	0%	0%

The estimated fair value of restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. Our estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

As of September 30, 2014, there was $4,627,000, $1,191,000, and $11,000 of total unrecognized compensation expense related to unvested stock option awards, unvested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 2.7 years, 2.2 years, and 0.1 years, respectively.

Share-based compensation capitalized at September 30, 2014 was not material.

6. Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded from the net loss per share calculation for the three and nine months ended September 30, 2014 and 2013 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock options	2,867,209	2,031,155	2,541,809	1,541,034
Restricted stock units	388,263	526,950	443,719	263,475
Warrants to purchase common stock	6,807,727	6,462,066	6,721,312	6,462,066
Shares issuable upon conversion of convertible debt	5,382,363	1,115,250	4,657,757	557,625

7. Financing Obligations

Autoliv ASP, Inc.

In June 2010, in return for transfer to us of all rights, title and interest in a production line for the commercial manufacture of chemical heat packages completed or to be completed by Autoliv ASP, Inc., or Autoliv, on behalf of us, we paid Autoliv $4,000,000 in cash and issued Autoliv a $4,000,000 unsecured promissory note. In February 2011, we entered into an agreement to amend the terms of the unsecured promissory note. Under the terms of that amendment, the original $4,000,000 note was cancelled and a new unsecured promissory note was issued with a reduced principal amount of $2,800,000, or the New Note. The New Note bears interest beginning on January 1, 2011 at 8% per annum and is being paid in 48 consecutive and equal monthly installments of approximately $68,000.

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

As of the end of the second quarter of 2014, we had fully drawn down $25,000,000 against the Teva Note. At the time of the drawdowns, the contractual conversion price was less than the value of our common stock. As a result, at each draw down date, we calculated the value of the beneficial conversion feature of the convertible note and recorded an increase to additional paid-in-capital and a discount on the Teva Note which is being amortized to interest expense over the life of the borrowing. Additionally, at each draw, we reclassified the relative portion of the unamortized right-to-borrow asset, classified as an Other Asset, (see Note 9) against the Teva Note, which will is also being amortized to interest expense over the life of the borrowing. The following table shows the effective interest rate for each drawdown after taking into consideration the beneficial ownership features and the right-to-borrow asset discount.

	Draw Amount	Beneficial Conversion Feature	Reclassified Unamortized Right-to- Borrow	Effective Interest Rate
September 2013	$10,000,000	$2,455,000	$900,000	13.9%
December 2013	5,000,000	657,000	393,000	9.9%
March 2014	5,000,000	883,000	318,000	11.6%
June 2014	5,000,000	148,000	252,000	6.6%

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

From the proceeds of the transaction, we established a $6,890,000 interest reserve account, which is classified as a noncurrent asset, to cover any potential shortfall in interest payments. Any remaining amounts in the interest reserve account will be released to us commencing June 15, 2015, subject to meeting certain net sales targets for ADASUVE, or, if not previously released, on December 15, 2015, irrespective of ADASUVE net sales. At September 30, 2014, $4,160,000 remained in the interest reserve account.

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

Future Scheduled Payments

Future scheduled principal payments under the debt obligations as of September 30, 2014 are as follows (in thousands):

Total
2014 - remaining 3 months	201
2015	—
2016	—
2017	—
2018	25,000
Thereafter	—

Total	$25,201

The above table excludes any payments pursuant to the $45,000,000 from the royalty securitization financing notes of our wholly-owned subsidiary, which have a legal maturity date in 2027. The principal payments by the subsidiary under the royalty securitization financing will be dependent upon the timing and amounts of royalties and milestone payments received under the Teva Agreement.

8. Facility Leases

We lease a building in Mountain View, California. We recognize rental expense on a straight-line basis over the initial term of the lease. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. The lease for the building expires on March 31, 2018, and we have two options to extend the lease for five years each.

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

In March 2012, we entered into an amendment to the Ferrer Agreement. We and Ferrer agreed to extinguish the potential MAA approval milestone payment in exchange for Ferrer’s purchase of 241,936 shares of our common stock for $12.40 per share for a total of $3,000,000, which reflected a premium on the fair value of our common stock of approximately $1,452,000 at the time of the transaction.

We evaluated whether the delivered elements under the Ferrer Agreement have value on a stand-alone basis and allocated revenue to the identified units of accounting based on relative fair value. We determined that the license and the development and regulatory services are a single unit of accounting as the licenses were determined not to have stand-alone value. We have begun to deliver all elements of the arrangement and are recognizing the $10,000,000 upfront payment as revenue ratably over the estimated performance period of the agreement of four years. The $1,452,000 premium received from the sale of common stock to Ferrer is additional consideration received pursuant to the Ferrer Agreement and does not pertain to a separate deliverable or element of the arrangement, and thus is being deferred and recognized as revenue in a manner consistent with the $10,000,000 upfront payment. We recognized revenue related to the amortization of the upfront payment and premium of $364,000 and $1,457,000 during the three and nine months ended September 30, 2014, respectively and $729,000 and $2,186,000 of revenue in the same periods in 2013, respectively. As of September 30, 2014, we had deferred revenue of $3,643,000 related to the upfront payment and premium received.

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

11. Commitments and contingencies

From time to time, we are involved in lawsuits, arbitrations, claims, investigations and proceedings that arise in the ordinary course of business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No such provisions have been made for the three and nine-months ended September 30, 2014 and 2013. Litigation and related matters are inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or on our cash flows and liquidity.

12. Subsequent Events

In October 2014, we entered into an amendment of the Ferrer Agreement and entered into a stock purchase agreement with Ferrer. Pursuant to the amendment and the stock purchase agreement, Ferrer purchased 2,000,000 shares of our common stock for $4.00 per share, whereby we agreed to eliminate certain future potential milestone payments under the Ferrer Agreement.

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

We have three product candidates in active development. AZ-002 (Staccato alprazolam) is being developed for the management of patients with acute repetitive seizures, sometimes called cluster seizures, or ARS. We plan to initiate a Phase 2a proof-of-concept study for AZ-002 in patients with epilepsy in the fourth quarter of 2014. AZ-008 and AZ-009 are pre-clinical new product candidates and both will incorporate the active pharmaceutical ingredient, or API, ropinirole, a dopamine agonist, into the Staccato system. We plan to develop AZ-008 for the treatment of restless legs syndrome and AZ-009 for hypomobility, freezing or “off periods” in Parkinson’s disease patients.

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

We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balances at June 30, 2014, estimated product revenues, milestone payments associated with the sale of ADASUVE, proceeds from our October 2014 stock sale to Ferrer, and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015. In light of our ongoing costs, investments in ADASUVE manufacturing and product candidate development and our projected working capital needs, we expect to need to source additional capital to finance our ongoing operations in the next twelve months. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations.

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

We have primary responsibility for certain post-approval commitments related to the EU ADASUVE approval. Two of the five commitments related to the EU approval have been completed and submitted to the EMA. We have also completed the required work to extend the shelf-life of ADASUVE from 24 months to 36 months. These data have been submitted and have been accepted, so that ADASUVE now has a 36 month expiry for commercial product.

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

We began manufacturing commercial quantities of ADASUVE in the second quarter of 2013 and continue to manufacture commercial product for Ferrer and Teva. Shipments over the last four quarters consisted of the following:

	Q4 2013	Q1 2014	Q2 2014	Q3 2014
EU Units	11,863	9,433	4,797	6,979
U.S. Units	9,307	18,788	23,031	32,278

Total Units	21,170	28,221	27,828	39,257

As of the end of the third quarter of 2014, we have shipped 60,847 units to Ferrer (representing six different language-based stock keeping units, or SKU’s) and 83,404 units to Teva. We believe that we have completed the initial product inventory stocking of ADASUVE for the U.S. and EU markets. We do not expect to ship any additional inventory during the fourth quarter of 2014. Beginning in 2015, we expect additional shipments of product to Ferrer and Teva to be based on product sales in their respective territories. We expect no product revenues, which are based on shipping finished product to our collaborators in the fourth quarter of 2014, other than the revenue associated with product shipped in the third quarter and accepted/recognized in the fourth quarter of 2014.

Because our current license and supply agreements provide our collaborators with an acceptance period during which they may reject any product that does not conform to agreed-upon specifications, revenue for units shipped may be recognized in a period subsequent to the period in which the units are shipped. With the royalties associated with our Teva agreement, royalties on actual product sales may be recognized in periods subsequent to when revenue is recognized for units shipped for inventory.

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

The Ferrer Territories include the EU Member States and countries outside of the EU. In the EU, Ferrer has initiated a launch plan based on estimated market opportunity, timing of pricing and projected reimbursement, and coordination with distribution collaborators. ADASUVE is now available in nine countries in the EU (Germany, Austria, Romania, Sweden, Norway, Denmark, Finland, Spain and France). ADASUVE is now available in more than 260 hospitals in the EU. Ferrer anticipates additional EU country launches in the remainder of 2014 and 2015. In 2014, Ferrer has also received approval to market ADASUVE in Guatemala, Chile and Costa Rica. In the other non-EU Ferrer Territories, Ferrer continues to interact with various regulatory agencies and working on the required independent regulatory submissions.

In countries where Ferrer does not have a direct commercial presence, it is seeking to establish distribution agreements with companies that it believes have sales capabilities in the hospital and/or psychiatry markets. As of September 30, 2014, Ferrer had established ADASUVE distribution agreements with AOP Orphan Pharmaceuticals AG, BioProjet, Galenica SA and Medivir AB for sale of the product in countries where Ferrer does not have a direct sales organization.

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

As a condition of the ADASUVE marketing authorization in the EU, we are responsible for the conduct and funding of post-authorization studies, including:

•	A benzodiazepine interaction study. This study is completed and data has been submitted to the EMA in July 2014.

•	A controlled study to determine ADASUVE’s effect on cardiac rhythms, with two doses of ADASUVE. This study is completed and data has been submitted to the EMA in July 2014.

•	A clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients. The initial study in this program, a Phase 1 dose-ranging study, has been initiated in collaboration with Teva and the first patient was dosed in August 2014.

•	A Post-Authorization Safety Study has been initiated and the first patient was dosed in July 2014. This study is a multicenter, multinational, prospective observational study to evaluate the safety of ADASUVE when used in the routine clinical setting in agitated patients. The study is intended to enroll approximately 1,500 patients from a total of about 20 to 25 centers in five to six EU countries over a 24-month enrollment period.

•	A Drug Utilization Study is expected to be initiated in the fourth quarter of 2014. This multicenter, multinational study entails retrospective review of medical records of patients receiving ADASUVE in real-world settings. The study is expected to include a total of approximately 1,000 patients from a total of about 20 to 25 centers in five to six EU countries over an 18-month enrollment period.

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

AZ-002 (Staccato alprazolam) for Acute Repetitive Seizures

Epilepsy, a disorder of recurrent seizures, affects approximately 2.5 million Americans, making it the third most common neurological disorder in the United States. ARS refers to seizures that are serial, clustered, or crescendo, and ones that are distinct from the patient’s usual seizure pattern with an onset easily recognized by caregiver and physician. Typically there is recovery between seizures. Among the implications of ARS are concerns for patient safety. Prolonged or recurrent seizure activity persisting for 30 minutes or more may result in serious injury, health impacts or death that correlate directly with seizure duration. ARS, if left untreated, has been reported to evolve into a state of persistent seizure, or status epilepticus, which has a 3% mortality rate in children and 26% in adults.

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

We plan to initiate a Phase 2a proof-of-concept study for AZ-002 in the fourth quarter of 2014. The Phase 2a clinical trial is designed to be an in-clinic, randomized, double-blind, evaluation of patients with epilepsy. The primary aim of this study will be to assess the safety and pharmacodynamic electroencephalographic effects of a single dose of AZ-002 at different dose strengths. Data from this clinical trial are expected to serve as the basis for dose determination in potential future efficacy and safety clinical studies. We own full development and commercial rights to AZ-002.

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

Financing update

In May 2013, concurrent with the Teva Agreement, we entered into the Teva Note. Under the terms of the Teva Note, we may, upon written notice to Teva, draw upon the Teva Note to fund agreed operating budgets related to ADASUVE. The aggregate draw-downs may total up to $25.0 million and will be due and payable on the fifth anniversary of the signing of the Teva Note. We may prepay, from time to time, up to one-half of the total amounts advanced plus the related interest outstanding at any time prior to the maturity date. At the maturity date, Teva will have the right to convert the then outstanding amounts into shares of Alexza common stock at a conversion price of $4.4833 per share. The Teva Note bears simple interest of 4% per year. We have two years from the effective date of the Teva Note to receive advances. In 2013, we drew down $15.0 million against the Teva Note and in 2014, we drew down the remaining $10.0 million against the Teva Note.

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

In October 2014, we entered into an amendment of the Ferrer Agreement and entered into a stock purchase agreement with Ferrer. Pursuant to the amendment and the stock purchase agreement, Ferrer purchased 2,000,000 shares of our common stock for $4.00 per share, in exchange for the elimination of certain future potential milestone payments under the Ferrer Agreement.

We were incorporated December 19, 2000. We have funded our operations primarily through the sale of equity securities, equipment financings, debt financings and government grants. We have incurred significant losses since our inception. As of September 30, 2014, our accumulated deficit was $404.3 million and total stockholders’ deficit was $49.0 million. We recognized net losses of $30.0 million, $39.6 million, $28.0 million, and $40.5 million in the nine months ended September 30, 2014 and in the years ended December 31, 2013, 2012 and 2011, respectively. We began recognizing ADASUVE product revenues in the second quarter of 2013 in the EU and in the fourth quarter of 2013 in the United States. Teva launched ADASUVE in the United States in March 2014, and we began to earn royalty revenues from U.S. sales in the second quarter of 2014. We expect our fourth quarter operating expenses to remain consistent with current levels as we expect to increase our clinical development expenditures to increase modestly as we move forward with the development of AZ-002, AZ-008 and AZ-009, which are projected to be offset by our focus on developing operational efficiencies in our commercial manufacturing efforts.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

Revenue

Revenue for the three and nine months ended September 30, 2014 and 2013 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product revenue	$93	$188	$1,646	$294
Milestone revenue	—	1,250	1,000	1,250
Amortization of upfront payments	364	728	1,457	2,186
Royalty revenue	—		4	—
License revenue	—	—	—	42,800

Total revenues	$457	$2,166	$4,107	$46,530

•	We began shipping commercial units and recognizing revenue on ADASUVE in the second quarter of 2013 for shipments to Ferrer. We began shipping commercial units and recognizing revenue on ADASUVE in the fourth quarter of 2013 for shipments to Teva. As of September 30, 2014, we deferred $917,000 of revenues for products shipped during the third quarter of 2014, but not accepted until the fourth quarter of 2014, at which time we will recognize the revenues represented by these units.

•	Milestone revenues in the nine months ended September 30, 2014 resulted from the achievement of the milestone associated with first commercial sale in Spain under the Ferrer Agreement.

•	Amortization of upfront payments resulted from payments received under the Ferrer Agreement.

•	Teva launched ADASUVE in the U.S. in March 2014.

•	During 2013, we recognized license revenues associated with the Teva Agreement of $42.8 million, which consisted of the $40 million upfront payment and $2.8 million assigned to the right-to-borrow asset.

We expect Teva royalty revenue to increase in the fourth quarter of 2014 and continue to increase in 2015 as the rollout of ADASUVE in the U.S. continues. In addition, any royalty and milestone payments payable under the Teva Agreement will first be applied to repaying principal and interest on the $45.0 million of non-recourse notes that our wholly-owned subsidiary issued in our March 2014 royalty securitization financing before we are able to utilize any royalty or milestone payments under the Teva Agreement for general corporate purposes. We have completed the initial pipeline stocking for the product in the U.S. and in the EU. We expect no product revenues, which are based on shipping finished product to our collaborators in the fourth quarter, other than the revenue associated with product shipped in the third quarter and accepted/recognized in the fourth quarter of 2014. We expect hospital-level product sales, which will impact both our royalty revenue and our product revenue, to increase in 2015 as compared to 2014 as the worldwide rollout of ADASUVE continues.

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

All costs associated with the manufacturing process incurred prior to the first commercial product produced in the second quarter of 2013 were expensed as a component of research and development expense. Cost of goods sold consist mainly of excess manufacturing costs during the period in addition to the cost of the units shipped. We expect to continue to incur high indirect costs until we get closer to our normal manufacturing capacity.

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

Research and development expenses were $3.4 million and $10.6 million during the three and nine months ended September 30, 2014, respectively, and $5.5 million and $16.5 million in the same periods in 2013, respectively. The decrease in research and development expenses in 2014 as compared to 2013 is primarily due to certain expenses related to manufacturing, supply chain and quality being classified as cost of goods sold or inventory in 2014, partially offset by additional expenses associated with our post-approval commitments related to the ADASUVE MAA.

We expect that research and development expenses will increase modestly in the fourth quarter of 2014 and in 2015 due to anticipated clinical expenses related to development of AZ-002, pre-clinical development work on AZ-008 and AZ-009, continued work related to the ADASUVE MAA post-approval commitments, and the continuation of the ADASUVE adolescent pharmacokinetic / dose-ranging study, which is being conducted in collaboration with Teva.

General and Administrative Expenses

General and administrative expenses were $3.8 million and $11.8 million during the three and nine months ended September 30, 2014 and $3.1 million and $12.0 million in the same periods in 2013, respectively. General and administrative expenses during the three months ended September 30, 2014 were consistent with the quarterly rates in the first half of 2014. We expect the level of general and administrative expenses in the fourth quarter of 2014 and in 2015 to be generally consistent with the quarterly level reported in the first nine months of 2014.

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

During the three months ended September 30, 2014, the change in the fair value estimate primarily reflects the passage of three months on the present value computation. The passage of the three months resulted in an increase to the contingent consideration liability and a corresponding non-operating loss of $1.1 million for the three months ended September 30, 2014. During the nine months ended September 30, 2014, we modified the assumptions associated with the amount and timing of milestones and royalties projected for ADASUVE and AZ-002, the probability that AZ-002 would be licensed or sold by us, and the effects of the passage of nine months on the present value computation. These items resulted in a decrease to the contingent consideration liability and a corresponding non-operating gain of $5.3 million for the nine months ended September 30, 2014.

During the three months ended September 30, 2013, non-operating loss was a result of the passage of three months on the present value computation of the discounted cash flow model. During the nine months ended September 30, 2013, we updated the contingent liability fair value model primarily to reflect the impact of the terms of the Teva Agreement. We also reduced the discount rate used to compute the fair value of the contingent consideration liability from 18.0% to 16.5% to reflect the reduction in our estimated weighted average cost of capital. These changes resulted in non-operating, non-cash losses of $1.6 million and $44.0 million during the three and nine months ended September 30, 2013, respectively.

Interest and Other Income/(Expense), Net

Interest and other income/(expense) was $14,000 and $22,000 for the three and nine months ended September 30, 2014, respectively, and $1,000 and $18,000 in the same periods in 2013, respectively. The amounts primarily represent income earned on our cash, cash equivalents, marketable securities and restricted cash. We expect interest income to remain nominal due to the low interest rate environment.

Interest Expense

Interest expense was $2.2 million and $5.2 million for the three and nine months ended September 30, 2014, respectively and $461,000 and $1.1 million in the same periods in 2013, respectively. The amounts represent interest on our borrowings from Autoliv ASP, Inc., or Autoliv, Teva, and the March 2014 royalty securitization financing. The increase in interest expense in 2014, as compared to 2013, was primarily due to the additional interest expense related to additional borrowings under the Teva Note and the royalty securitization financing. We expect interest expense to increase from first nine months of 2014 levels due to the higher average outstanding debt balances as a result of the 2014 borrowings.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, revenues primarily from licensing and development agreements, government grants, debt instruments and payments from Allegro. We have received additional funding from financing obligations, interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our 2005 Employee Stock Purchase Plan, or ESPP. As of September 30, 2014, we had $39.0 million in cash, cash equivalents, marketable securities and restricted cash. Our cash, marketable security and restricted cash balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, high credit rating corporate borrowers and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Cash Flows from Operating Activities. Net cash (used in) provided by operating activities was $34.4 million and $10.0 million during the nine months ended September 30, 2014 and 2013, respectively.

The net cash used in the nine months ended September 30, 2014, primarily reflects the net loss of $30.0 million and the $5.3 million non-operating, non-cash gain related to the decrease in the contingent consideration liability. These items were partially offset by the share-based compensation expense of $2.2 million and depreciation and amortization of $2.5 million. Cash flows from operating activities were also impacted by the decrease in accounts payable of $2.1 million due to the timing of certain payments.

Cash flows from operating activities in the nine months ended September 30, 2013, primarily reflect the receipt of the $40 million upfront payment related to the Teva Agreement and the overall net loss of $33.9 million adjusted for the $44.0 million non-cash loss related to the increase of the contingent consideration liability, share-based compensation expense of $2.5 million and depreciation and amortization of $2.5 million. Cash flows from operating activities were also impacted by increases in accounts payable of $1.9 million and inventory of $2.1 million as we built inventory for the commercial production of ADASUVE and a decrease in deferred revenues of $2.2 million.

Cash Flows from Investing Activities. Net cash used in investing activities was $17.3 million and $10.1 million during the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, we had fixed asset acquisitions of $2.5 million and $1.5 million, respectively. During the nine months ended September 30, 2014 and 2013, we had purchases, net of maturities, of available-for-sale securities of $14.8 million and $8.6 million respectively.

Cash Flows from Financing Activities. Net cash provided by (used in) financing activities was $46.0 million and $6.2 million during the nine months ended September 30, 2014 and 2013, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our financing agreements. In the nine months ended September 30, 2014, we raised net proceeds of approximately $40.8 million through a royalty securitization financing and a drawdown of $10.0 million against the Teva Note. In the nine months ended September 30, 2013, we raised net proceeds of approximately $6.3 million from the sale of common stock under our equity line of credit with Azimuth. During the nine months ended September 30, 2014, we made $251,000 in payments to the former shareholders of Symphony Allegro as a result of the $1.0 million milestone payment we received from Ferrer related to the first commercial sale in Spain and royalties received from Teva. In addition, we made principal payments of $584,000 and $5.0 million on outstanding financing obligations during the nine months ended September 30, 2014 and 2013, respectively.

We believe that with current cash, cash equivalents, marketable securities and restricted cash balances, estimated product revenues, milestone payments associated with the sale of ADASUVE, proceeds from our October 2014 stock sale to Ferrer, and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels, into the fourth quarter of 2015. In light of our ongoing costs, investment in ADASUVE manufacturing and product candidate development, and our projected working capital needs, we expect to need to source additional capital to finance our ongoing operations in the next twelve months. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

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

We will need to source additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to source additional funds when needed, we may not be able to successfully commercialize ADASUVE, perform our post-approval commitments to the FDA and EC, manufacture commercial quantities of ADASUVE or continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs, or other operations. We may seek to source additional funds through public or private financing, strategic collaborations or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Applicable listing standards may affect our ability to consummate certain types of offerings of our securities in the future. Our February 2012 underwritten public offering involved the sale of 4,400,000 shares of our common stock and warrants to purchase an additional 4,400,000 shares of our common stock. Our March 2014 royalty securitization financing involved the issuance of warrants to purchase 345,661 shares of our common stock and requires interest payments by our wholly-owned subsidiary without recourse to us beginning in June 2014. If we source funds through additional collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to source capital when needed may harm our business, financial condition, results of operations, and prospects.

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

In October 2013, we received from Autoliv notification of their intent to terminate, effective October 2016, the Manufacture Agreement. At such time, we will retain full ownership of the production lines for commercial manufacture of chemical heat packages developed for us by Autoliv, and Autoliv’s obligations under the Manufacture Agreement will terminate in full. Prior to October 2016, we and Autoliv will remain fully obligated to perform pursuant to the terms of the Manufacture Agreement.

Teva Note

On May 7, 2013, we entered into the Teva Note. Under the terms of the Teva Note, we may, upon written notice to Teva, receive advances to fund an agreed operating budget related to ADASUVE. The aggregate advances may total up to $25.0 million and will be due and payable on the fifth anniversary of the Note, or the Maturity Date. The Teva Note bears interest at 4% per annum. Prior to the Maturity Date, we have the option to prepay up to one-half of the outstanding principal and accrued interest amount. On the Maturity Date, Teva has the option to convert the outstanding principal and accrued interest into Alexza common stock at a price of $4.4833 per share. As of September 30, 2014, we have drawn down the full $25.0 million.

Royalty Securitization Financing

On March 18, 2014, we entered into a royalty securitization financing, which consisted of a private placement to qualified institutional buyers and accredited institutional investors of $45.0 million of non-recourse notes issued by our wholly-owned subsidiary, or the Notes, and warrants to purchase 345,661 shares of our common stock at a price of $0.01 per share exercisable for five years from the date of issuance. The Notes bear interest at 12.25% per annum payable quarterly beginning June 15, 2014. All royalty and milestone payments under the Teva Agreement, after paying interest, administrative fees and expenses, and any applicable taxes, will be applied to principal on the Notes until the Notes have been paid in full. From the proceeds of the transaction, we established a $6.9 million interest reserve account to cover potential shortfall in interest payments. Any remaining amounts in the interest reserve account will be released to us commencing June 15, 2015, subject to meeting certain net sales targets for ADASUVE, or, if not previously released, on or after December 15, 2015, irrespective of ADASUVE net sales. All other payments of principal and interest on the Notes will be made from royalty revenues from sales in the U.S. of ADASUVE, as well as potential U.S. commercialization and regulatory milestone payments due to us. The Notes are secured by the right to receive royalty and milestone payments under the Teva Agreement and our equity ownership in the wholly-owned subsidiary. The Notes have no other recourse to us. The Notes may not be redeemed at our option until after March 18, 2016, and may be redeemed after that date subject to the achievement of certain milestones and the payment of a redemption premium for any redemption occurring prior to March 19, 2019. The Notes are not convertible into Alexza equity, nor have we guaranteed them.

Future Minimum Payment Schedule

Our scheduled future minimum contractual payments, net of sublease income, including interest at March 31, 2014, are as follows (in thousands):

	Operating Lease Agreements	Financing Obligations	Total
2014 - remaining 3 months	841	204	1,045
2015	3,197	—	3,197
2016	3,287	—	3,287
2017	3,386	—	3,386
2018	853	29,635	30,488
Thereafter	—	—	—

Total	$11,564	$29,839	$41,403

The above table excludes any payments pursuant to the $45,000,000 from the royalty securitization financing notes of our wholly-owned subsidiary, which have a legal maturity date in 2027. The principal payments by the subsidiary under the royalty securitization financing will be dependent upon the timing and amounts of royalties and milestone payments received under the Teva Agreement.

As part of our purchase of all of the outstanding equity of Allegro in August 2009, we agreed to pay to the former stockholders of Allegro certain percentages of cash payments that may be generated from future collaboration transactions pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam). Through the first nine months of 2014, we have made $0.3 million in payments to the former stockholders of Allegro.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2014, compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and restricted cash. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of September 30, 2014, we had cash, cash equivalents, marketable securities and restricted cash of $39.0 million. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.

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

Our management (with the participation of our chief executive officer and chief financial officer) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2014, our internal disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Relating to Our Business

Our management concluded that due to our need for additional capital, and the uncertainties surrounding our ability to source such funding, could have a negative impact on our financial condition, results of operations or our ability to execute on our strategic initiatives

We have incurred significant losses from operations since our inception and expect losses to continue for the foreseeable future. As of September 30, 2014, we had cash, cash equivalents, marketable securities and restricted cash of $39.0 million and working capital of $32.4 million. We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balances at September 30, 2014, estimated product revenues, milestone payments associated with the sale of ADASUVE, the proceeds from our October 2014 stock sale to Ferrer, and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015. In light of our ongoing costs, investments in ADASUVE manufacturing and product candidate development, and our projected working capital needs, we expect to need to source additional capital to finance our ongoing operations in the next twelve months. We may not be able to source sufficient capital on acceptable terms, or at all, to continue to pursue approval to commercialize ADASUVE in the United States or other countries, to continue development of our other product candidates or to continue operations. We plan to source additional capital to fund our operations and working capital, to develop our product candidates and to continue the development of our commercial manufacturing capabilities. In addition to product revenues, royalties and milestone payments, we plan to finance our operations through the sale of equity securities, utilization of debt arrangements, or additional distribution or licensing collaborations. Such funding may not be available or may be on terms that are not favorable to us. Our inability to source capital as and when needed could have a negative impact on our financial condition, results of operations or our ability to execute on our strategic initiatives.

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

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $13.3 million, $39.6 million, $28.0 million, and $40.5 million for the nine months ended September 30, 2014 and the years ended December 31, 2013, 2012, and 2011, respectively. As of September 30, 2014, we had an accumulated deficit of $404.3 million and a stockholders’ deficit of $48.8 million. We expect to continue to incur substantial net losses and negative operating cash flow through at least 2016. These losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. ADASUVE sales will be difficult to predict from period to period. For example, we do not expect any shipments of ADASUVE in the fourth quarter of 2014. Product sales recognized during the fourth quarter of 2014 will represents units of ADASUVE that were shipped during the third quarter and accepted in the fourth quarter by our collaborators. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors, including:

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

We will need to source additional capital to fund our operations, to develop our product candidates and to develop and expand our commercial manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:

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

We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balances at September 30, 2014, estimated product revenues and milestone payments associated with the sale of ADASUVE, proceeds from our October 2014 stock sale to Ferrer, and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015, In light of our ongoing costs, investment in ADASUVE manufacturing and product candidate development, and our projected working capital needs, we expect to need to source additional capital to finance our ongoing operations in the next twelve months. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	continuation of our Teva and Ferrer collaborations;

•	no unexpected costs related to the development of our commercial manufacturing capability; and

•	no unbudgeted growth in the number of our employees during this period.

We may never be able to generate a sufficient amount of product or royalty revenue to cover our expenses. We did not generate any product revenues until the second quarter of 2013 and did not generate any royalty revenues until the second quarter of 2014. We do not expect any shipments of ADASUVE in the fourth quarter of 2014. Product sales recognized during the fourth quarter of 2014 will represents units of ADASUVE that were shipped during the third quarter and accepted in the fourth quarter by our collaborators. In addition, any royalty and milestone payments payable under the Teva Agreement will first be applied to repaying principal and interest on the $45.0 million of non-recourse notes that our wholly-owned subsidiary issued in our March 2014 royalty securitization financing before we are able to utilize any royalty or milestone payments under the Teva Agreement for general corporate purposes. We did not recognize any royalty revenues during the second or third quarter of 2014. Until we generate sufficient revenues to cover expenses, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic collaborations or licensing arrangements. Any financing transaction may contain unfavorable terms. For example, the terms of certain warrants we have issued in previous financings could require us to pay warrant holders a significant portion of the proceeds in a change of control transaction, potentially materially reducing the proceeds available to holders of our common stock. If we source additional funds by issuing equity securities our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we source additional funds through strategic collaborations, we may be required to relinquish rights to ADASUVE, our product candidates or our technologies, or to grant licenses on terms that are not favorable to us. Complying with the terms of the foregoing rights and restrictions may make it more difficult to complete certain types of transactions and result in delays to our fundraising efforts.

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

We will need to source additional capital to fund our operations to develop our product candidates and to develop our manufacturing capabilities. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in February 2012, we issued 4,400,000 shares of our common stock and warrants to purchase up to an additional 4,400,000 shares of our common stock in an underwritten public offering; in March 2012, we issued 241,936 shares of our common stock in a private placement to Ferrer; in July 2012 we issued 80,429 shares of our common stock to Azimuth in consideration for its execution and delivery of the Purchase Agreement; in August and September 2012, we issued an aggregate of 3,489,860 shares of our common stock to Azimuth under the Purchase Agreement; in May 2013, we issued 1,437,481 shares of our common stock to Azimuth under the Purchase Agreement; and in October 2014, we issued 2,000,000 shares of our common stock in a private placement to Ferrer. If we enter into other financing transactions in which we issue equity securities in the future, our existing common stockholders will experience immediate dilution upon any such issuance.

If we fail to maintain compliance with the listing requirements of The NASDAQ Global Market, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock on The NASDAQ Global Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50 million. On January 31, 2012, we received a notice from The NASDAQ Stock Market indicating that our common stock had not met the $1.00 per share minimum closing bid price requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. We were notified that we had regained compliance with the minimum closing bid requirement on June 27, 2012 after our one-for-ten reverse stock split. On October 27, 2014, we received a notice from The NASDAQ Stock Market indicating that the total market value of our listed securitieshad not met the minimum value of $50 million for any of the 30 consecutive business days prior to that date. If our total market value of listed securities does not equal or exceed $50 million, based on the closing price of our common stock, for at least ten consecutive business days prior to April 27, 2015, our common stock may become subject to delisting from the Nasdaq Global Market. If we do not regain compliance within the 180 calendar day grace period, we may transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the applicable requirements for continued listing on the Nasdaq Capital Market based on our most recent public filings and market information. We may also request a hearing to remain on the Nasdaq Global Market at the expiration of this 180 calendar day grace period. Even if we regain compliance or transfer the listing of our common stock to the Nasdaq Capital Market, we may subsequently fail to maintain compliance with applicable listing standards.

In addition, our 2012 reverse stock split may not prevent our common stock from dropping back down below The NASDAQ Global Market minimum closing bid price requirement in the future. It is also possible that we would otherwise fail to satisfy one or more NASDAQ Global Market requirements for continued listing of our common stock. As of October 31, 2014, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $38.2 million, the total market value of our listed securities was $43.9 million and the closing bid price of our common stock was $2.26 per share. As of September 30, 2014, we had a stockholders’ deficit of $48.8 million.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

This information has been previously included on a Current Report on Form 8-K, filed with the SEC on October 27, 2014.

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

Alexza Pharmaceuticals, Inc.
(Registrant)

November 5, 2014	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer
(principal executive officer)

November 5, 2014	/s/ Mark K. Oki
Mark K. Oki
Senior Vice President, Finance, Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.3	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (2)

3.5	Amendment to Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between the registrant and certain holders of Preferred Stock. (2)

4.2	Reference is made to exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

10.1	Indenture by and between Atlas U.S. Royalty, LLC, a wholly-owned subsidiary of the registrant, and U.S. National Bank Association dated March 18, 2014. (4)

10.2	Amended and Restated Purchase Option Agreement by and among Registrant, Symphony Allegro Holdings LLC and Symphony Allegro, Inc. dated June 15, 2009. (4)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1‡	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document (filed electronically herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).

‡	Furnished herewith.
(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-3 (File No. 333-182341) as filed with the SEC on June 26, 2012.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(3)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.
(4)	Filed herewith.