Form 10-Q/A
period 2014-03-31
Alexza Pharmaceuticals Inc.
filed 2014-12-10
CIK 1344413

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

Explanatory Note

This Amendment No. 1 to the quarterly report of Alexza Pharmaceuticals, Inc. on Form 10-Q/A (this “Form 10-Q/A”) amends our quarterly report on Form 10-Q for the period ended March 31, 2014, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 5, 2014 (the “Original Form 10-Q”). This Form 10-Q/A is being filed solely for the purpose of amending Item 6 of Part II of the Original Form 10-Q and the Exhibit Index to the Original Form 10-Q to reflect the filing of an unredacted version of Exhibit 10.2 herewith. The certifications of our principal executive officer and principal financial and accounting officer are attached to this Form 10-Q/A as Exhibits 31.3, 31.4 and 32.2. Unless the context requires otherwise, references in this Form 10-Q/A to “Alexza,” “we” and “our” refer to Alexza Pharmaceuticals, Inc.

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

Alexza Pharmaceuticals, Inc.
(Registrant)

December 10, 2014	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer
(principal executive officer)

December 10, 2014	/s/ Mark K. Oki
Mark K. Oki
Senior Vice President, Finance, Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.3	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (2)

3.5	Amendment to Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Alexza and certain holders of Preferred Stock. (2)

4.3	Reference is made to exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

10.1*	2014 Cash Bonus Plan. (4)

10.2¿	Indenture dated March 18, 2014, by and between Atlas U.S. Royalty, LLC, a wholly-owned subsidiary of the registrant, and U.S. National Bank Association.

10.3	Form of Warrants dated March 18, 2014 (5)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (5)

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a). (5)

31.3¿	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.4¿	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (5)

32.2¿	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS‡	XBRL Instance Document. (5)

101.SCH‡	XBRL Taxonomy Extension Schema Document. (5)

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document. (5)

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document. (5)

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document. (5)

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document. (5)

*	Management contract or compensation plan or arrangement.
¿	Filed herewith.
‡	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-3 (File No. 333-182341) as filed with the SEC on June 26, 2012.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(3)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on January 24, 2014.
(5)	Previously filed or furnished as an exhibit to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on May 5, 2014.

5