Form 10-K
period 2014-12-31
Alexza Pharmaceuticals Inc.
filed 2015-03-13
CIK 1344413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant’s telephone number, including area code:

(650) 944-7000

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	Nasdaq Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $79,369,443 based on the closing sale price of the Registrant’s common stock on The NASDAQ Global Market on June 30, 2014. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of March 2, 2015 was 19,404,697.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

ADASUVE has been developed for the treatment of agitation associated with schizophrenia or bipolar disorder and has been approved for marketing in the United States by the U.S. Food and Drug Administration, or FDA, in the European Union, or EU, by the European Commission, or EC and in several countries in Latin America. In the United States, the EU and Latin America, ADASUVE is approved for similar indications. It is approved with a different number of dose strengths and has different risk mitigation and management plans in the United States, the EU and Latin America. ADASUVE is our only approved product.

We have two product candidates in active development. AZ-002 (Staccato alprazolam) is being developed for the management of patients with acute repetitive seizures, sometimes called cluster seizures, or ARS. A Phase 2a proof-of-concept study for AZ-002 in patients with epilepsy was initiated in January 2015. AZ-007 (Staccato zaleplon) is being developed for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. We expect to initiate at least one clinical study for AZ-007 in 2015.

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

We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balances at December 31, 2014, estimated product revenues, milestone payments associated with the sale of ADASUVE, and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015. In light of our ongoing costs, investments in ADASUVE manufacturing and product candidate development and our projected working capital needs, we expect to need to source additional capital to finance our ongoing operations in the next twelve months. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations.

AGITATION — ADASUVE (Staccato loxapine)

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

In February 2013, the European Commission, or the EC, granted marketing authorization for ADASUVE in the EU. ADASUVE, 4.5 mg and 9.1 mg inhalation powder loxapine, pre-dispensed, is authorized in the EU for the rapid control of mild-to-moderate agitation in adult patients with schizophrenia or bipolar disorder. The ADASUVE marketing authorization requires that patients receive regular treatment immediately after control of acute agitation symptoms, and that ADASUVE is administered only in a hospital setting under the supervision of a healthcare professional. The ADASUVE marketing authorization also states that a short-acting beta-agonist bronchodilator treatment should be available for treatment of possible severe respiratory side-effects, such as bronchospasm. The EC granted the marketing authorization for ADASUVE on the basis of the positive opinion issued by the European Medicines Agency, or EMA, in December 2012 and is valid in all 28 EU Member States, plus Iceland, Liechtenstein and Norway. Beginning in August 2014, Ferrer began to receive individual country approvals to market ADASUVE in Latin America. As of March 2, 2015, Ferrer has received seven individual Latin American country approvals including Chile, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras and Paraguay.

We have primary responsibility for certain post-approval requirements as outlined in the marketing authorisation for ADASUVE in the EU. Two of the five requirements have been completed and the data submitted to the European Medicines Agency, or the EMA. Work to complete the three additional requirements is ongoing.

We are responsible for the global commercial manufacturing of ADASUVE in our facility in Mountain View, California for commercialization in the United States, the Ferrer Territories and in any potential future territories. This facility has been inspected by the U.S. and EU competent authorities and operates under applicable U.S. and EU regulations.

We began manufacturing commercial quantities of ADASUVE in the second quarter of 2013 and continue to manufacture commercial product for Ferrer and Teva. Unit shipments in 2013 and 2014 consisted of the following:

	2013	2014	Total
EU	27,638	21,209	48,847
US	9,307	74,097	83,404

Total	36,945	95,306	132,251

Because our current license and supply agreements provide our collaborators with an acceptance period during which they may reject any product that does not conform to agreed-upon specifications, revenue for units shipped may be recognized in a period subsequent to the period in which the units are shipped. With the royalties associated with our Teva agreement, royalties on actual product sales may be recognized in periods subsequent to when revenue is recognized for units shipped.

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

ADASUVE is being marketed by the Teva Select Brands team, or TSB, of Teva’s U.S. Specialty Pharmaceuticals business, which is a subsidiary of Teva Pharmaceutical Industries, Ltd. In March 2014, TSB announced the U.S. launch of ADASUVE, with dedicated sales and medical science liaison teams focusing on hospitals in the United States that treat a high volume of patients with agitation. Teva has set the per-dose price of ADASUVE and has received a C-Code from the Centers for Medicare and Medicaid Services, or CMS, to aid in reimbursement for use of ADASUVE in the hospital through the Outpatient Prospective Payment System. Teva has also launched the website for the ADASUVE REMS program (www.adasuverems.com) to provide information about the program and to allow healthcare facilities to complete the enrollment in the REMS program in order to purchase ADASUVE from specialty wholesalers. In March 2014, we completed a royalty securitization financing, in which we transferred our rights to U.S. royalty and milestone payments under the Teva Agreement to a wholly-owned subsidiary. The subsidiary then sold $45.0 million in notes backed by the royalty and milestone payments in a private placement to institutional accredited investors. The notes have no recourse to us, other than to our equity interest in our wholly-owned subsidiary, and we did not guarantee the notes, although we may elect to make voluntary payments on the notes.

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

The Ferrer Territories include the EU Member States and countries outside of the EU. In the EU, Ferrer has initiated a launch plan based on estimated market opportunity, timing of pricing and projected reimbursement, and coordination with distribution collaborators. ADASUVE is now being marketed in twelve EU Member States (Austria, Denmark, Finland, France, Germany, Latvia, Lithuania, Norway, Poland, Romania, Spain and Sweden) and one country in Latin America (Guatemala). Ferrer anticipates additional EU Member States and Latin American country launches in 2015 and 2016. In the other non-EU Ferrer Territories, Ferrer continues to interact with various regulatory agencies and is working on the required independent regulatory submissions.

In countries where Ferrer does not have a direct commercial presence, it is seeking to establish distribution agreements with companies that it believes have sales capabilities in the hospital and/or psychiatry markets. As of December 31, 2014, Ferrer had established ADASUVE distribution agreements with AOP Orphan Pharmaceuticals AG, BioProjet, Galenica SA and Medivir AB for sale of the product in countries where Ferrer does not have a direct sales organization.

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

As a condition of the EU ADASUVE marketing authorisation, we are responsible for conducting and funding the post-approval studies, including:

•	A benzodiazepine interaction study. This study is complete, with data submitted to the EMA in July 2014.

•	A controlled study to determine ADASUVE’s effect on cardiac rhythms, with two doses of ADASUVE. This study is complete, with data submitted to the EMA in July 2014.

•

A clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients. The initial clinical study in this program, a Phase 1 dose-ranging study, was initiated in collaboration with Teva and the first patient was dosed in August 2014. We expect this study to be completed in the first half of 2015.

•

A post-authorization safety study has been initiated. This study is a multicenter, multinational, prospective observational study to evaluate the safety of ADASUVE when used in routine clinical setting in agitated patients. The study is intended to enroll approximately 1,500 patients from a total of about 20 to 25 centers in five to six EU Member States over a 24-month enrollment period.

•

A Drug Utilization Study has been initiated. This multicenter, multinational study entails retrospective review of medical records of patients receiving ADASUVE in routine clinical settings. The study is expected to include data from approximately 1,000 patients from a total of about 20 to 25 centers in five to six EU Member States over an 18-month period.

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

We initiated a Phase 2a proof-of-concept study for AZ-002 in January 2015. The Phase 2a clinical trial is designed to be an in-clinic, randomized, double-blind, cross-over evaluation of patients with epilepsy. The primary aim of this study will be to assess the safety and pharmacodynamic electroencephalographic effects of a single dose of AZ-002 at different dose strengths. Data from this clinical trial are expected to serve as the basis for dose determination in potential future efficacy and safety clinical studies. We own full development and commercial rights to AZ-002.

AZ-007 (Staccato zaleplon) for Insomnia

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

Although benzodiazepines have been the clinical standard in treatment for sleep disorders for decades, issues with drug misuse and dependency are common and concerning. Other current treatments for insomnia include non-benzodiazepine GABA-A receptor agonists, which include zolpidem, both immediate release and controlled-release tablets, zaleplon, and eszopiclone, which have less abuse potential and fewer side effects than classical benzodiazepines and can be used for longer term treatment. Patients and physicians surveyed in market research suggest that current oral forms of these leading insomnia medications can take from 30-60 minutes to work, while promotions for insomnia medications cite 20-30 minutes. Compounds with a longer half-life keep patients asleep longer and if dosed in the middle of the night, can have residual side effects that can cause a “hangover” feeling the next day.

We believe the opportunity in insomnia is a product which achieves a balance in treating patients so they can fall asleep quickly, whether at bedtime or in the middle of the night, while enabling them to function well the next day without a groggy feeling that can impact driving, employment or leisure activities. We believe there is a potentially large clinical need for a product which has the potential to lead to rapid and predictable onset of sleep in patients with insomnia, coupled with a predictable duration of sleep and rapid, clear awakening that has the potential to be satisfied by AZ-007.

We have completed Phase 1 testing for AZ-007. In the Phase 1 study, AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak drug concentration of 1.6 minutes. Pharmacodynamics, measured as sedation assessed on a 100 mm visual- analog scale, showed onset of effect as early as 2 minutes after dosing. During 2011, we completed the necessary process development work to transfer AZ-007 from our original single-dose clinical product device to our current single-dose commercial product device. In 2015, we plan to initiate a Phase 2 clinical study with AZ-007. The primary goal of this study will be to: (i) determine AZ-007’s effects and impact on sleep, as measured with polysomnography, (ii) to determine AZ-007’s residual effects after dosing, as measured in a driving simulator environment, and (iii) to collect additional safety data on AZ-007.

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

Since 2004, we have filed six Investigational New Drug Applications, or INDs, and have received a U.S. NDA approval and EU marketing authorization for ADASUVE, based on the Staccato technology. In addition to ADASUVE, our only product approved for marketing, AZ-002 and AZ-007, two product candidates in active development, we have in the past allocated resources to the development of the following product candidates, none of which are currently in active development: (i) AZ-104 (Staccato loxapine, low-dose) for the treatment of patients suffering from acute migraine headaches, (ii) AZ-003 (Staccato fentanyl) for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes and (iii) Staccato nicotine which is designed to help smokers quit by addressing both the chemical and behavioral components of nicotine addiction by delivering nicotine replacement via inhalation.

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

ADASUVE, AZ-002, AZ-007 and AZ-104 use the same disposable, single-dose delivery device. The single dose delivery device consists of a metal substrate that is chemically heated through a battery-initiated reaction of energetic materials. The device is portable and easy to carry. A diagram of the single dose delivery device is shown below:

We control final assembly of the Staccato technology-based products in an effort to maintain quality, to reduce the risk for supply interruptions and to allow for potentially more cost-effective manufacturing. We continue to undertake engineering and development efforts to improve the commercial manufacturability of our single dose device.

AZ-003 uses our multiple dose delivery technology, with a device consisting of a reusable controller and a disposable dose cartridge. We have designed the multiple dose delivery platform to meet the specific needs of each product candidate. The AZ-003 dose cartridge currently contains 25 separate metal substrates, each coated with the API, which rapidly heat upon application of electric current from the controller. In the current design for AZ-003, 25 micrograms of drug compound are coated on each metal substrate. The device is portable and easy to carry, with dimensions of approximately five inches in length, two and one-half inches in width and one inch in thickness. The controller weighs approximately four ounces, and the dose cartridge weighs approximately one ounce.

We are developing the next generation of the Staccato platform, a “smart” Staccato intended to take advantage of the current electronics in the multiple dose platform device and the electronics that could be added. We believe that a “smart” Staccato medication could offer users and healthcare providers a therapeutic solution to an indicated condition via drug delivery with potential safety features (such as preventing delivery of a dose of medication if such delivery is not appropriate) and condition management features (such as collecting data about product use to assist healthcare providers to better manage patients). We believe the combination of these features has the potential to lead to a unique system of therapeutic management not available in other drug delivery systems. These smart features can be incorporated into our current pipeline, including AZ-002, AZ-003 and AZ-007. We do not expect to commit significant resources towards the development of the “smart” Staccato platform prior to obtaining additional funding specific to this next generation platform.

ACTIVE DEVELOPMENT PROGRAMS

Acute Repetitive Seizures Program — AZ-002 (Staccato alprazolam)

We are developing AZ-002 (Staccato alprazolam) for the treatment of acute repetitive seizures, or ARS, which are clusters of epileptic seizures that occur over a short period of time. The active pharmaceutical agent, or API, of AZ-002 is alprazolam, a generic benzodiazepine drug. Alprazolam is currently approved in oral formulations in the United States for use in the management of anxiety disorder, for the short term relief of symptoms of anxiety, for anxiety associated with depression, and for the treatment of panic disorder with or without agoraphobia, or an abnormal fear of being in public places.

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

Development Status

Clinical Trials

We initiated a Phase 2a proof-of-concept study for AZ-002 in January 2015. The Phase 2a clinical trial is designed to be an in-clinic, randomized, double-blind, evaluation of patients with epilepsy. The primary aim of this study will be to assess the safety and pharmacodynamic electroencephalographic effects of a single dose of AZ-002 at different dose strengths. Data from this clinical trial are expected to serve as the basis for dose determination in potential future efficacy and safety clinical studies.

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

Market Opportunity

Insomnia is a prevalent disorder with almost $5 billion in worldwide sales of prescription medications each year. In a survey conducted by the National Sleep Foundation in 2009, results showed that 64% of the respondents experienced a minimum of one symptom of insomnia at least a few nights a week, with 41% reporting this occurring every night or almost every night and 31% using some sort of sleep aid at least a few nights per week, 18% of whom use a medication sleep aid. Of those, respondents complained primarily of waking up feeling unrefreshed (45%), being awake a lot during the night (46%), having difficulty falling asleep (29%), and waking up too early and not being able to get back to sleep (30%). Additionally, more than one-half of adults (54%) reported that they have driven at least once while drowsy in the past year, with almost a third (28%) reporting that they do so at least once per month, and 28% have nodded off or fallen asleep while driving. Of those who have driven drowsy, 38% reported using a sleep aid at least a few nights per week.

Although benzodiazepines have been the clinical standard in treatment for sleep disorders for decades, issues with drug misuse and dependency are common and concerning. Other current treatments for insomnia include non-benzodiazepine GABA-A receptor agonists, which include zolpidem, both immediate release and controlled-release tablets, zaleplon, and eszopiclone, which have less abuse potential and fewer side effects than classical benzodiazepines and can be used for longer term treatment. Patients and physicians surveyed in market research suggest that current oral forms of these leading insomnia medications can take from 30-60 minutes to work, while promotions for insomnia medications cite 20-30 minutes. Compounds with a longer half-life keep patients asleep longer. Those compounds that are dosed in the middle of the night have residual side effects that can cause a “hangover” feeling the next day.

We believe the opportunity in insomnia is a product which achieves a balance in treating patients so they can fall asleep quickly, whether at bedtime or in the middle of the night, while enabling them to function well the next day without a groggy feeling that can impact driving, employment or leisure activities. We believe there is a potentially large clinical need for a product which has the potential to lead to rapid and predictable onset of sleep in patients with insomnia, coupled with a predictable duration of sleep and rapid, clear awakening that has the potential to be satisfied by AZ-007.

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

In 2010, we initiated internal work to move AZ-007 to the current commercial production device, or CPD, and completed that work in 2011. In 2015, we plan to initiate a Phase 2 clinical study with AZ-007. The primary goal of this study will be to: (i) determine AZ-007’s effects and impact on sleep, as measured with polysomnography, (ii) to determine AZ-007’s residual effects after dosing, as measured in a driving simulator environment, and (iii) to collect additional safety data on AZ-007.

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

Research and Development

Research and development expenditures made to advance ADASUVE and our product candidates, and, prior to commercial production of ADASUVE, develop our manufacturing capabilities during the last three years ended December 31, 2014, were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total research and development	$13,748	$19,082	$21,849

Beginning in the second quarter of 2013, certain quality and manufacturing expenses began to be classified as cost of goods sold or inventory rather than research and development expenses as a result of the start of commercial manufacturing for ADASUVE.

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

In 2007, we completed the construction of a cGMP compliant manufacturing facility located in Mountain View, California. In November 2007, we received a pharmaceutical manufacturing license from the California State Food and Drug Branch for this facility. The license was renewed in January 2015 and is valid until January 31, 2017.

In August 2012, the Spanish competent authorities, on behalf of the EMA, determined that our facility complied with the principles and guidelines of Good Manufacturing Practice set forth in Directive 2003/94/EC and issued an EU Certificate of Good Manufacturing Practices Compliance of a Manufacturer for our facility. This initial certificate is valid for three years, through May 15, 2015. In November 2012, the FDA completed a Pre-Approval Inspection of our facility, as part of the review process for the ADASUVE NDA. All issues related to this and other previous inspections were satisfactorily resolved, and in December 2012, we received FDA approval to market ADASUVE in the United States.

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

Currently, Autoliv manufactures, assembles and tests the chemical heat packages solely for us in conformance with our specifications. We pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The Manufacture Agreement provides that during the term of the Manufacture Agreement, Autoliv will be our exclusive supplier of chemical heat packages. In addition, the Manufacture Agreement grants Autoliv the right to negotiate for the right to supply commercially any second generation chemical heat package, or a second generation product, and provides that we will pay Autoliv certain royalty payments if we manufacture second generation products ourselves or if we obtain second generation products from a third party manufacturer. Upon the expiration or termination of the Manufacture Agreement we will also be required, on an ongoing basis, to pay Autoliv certain royalty payments related to the manufacture of the chemical heat packages by us or third- party manufacturers.

In June 2010 and February 2011, we entered into agreements to amend the terms of the Manufacture Agreement, or the 2010 Amendment and the 2011 Amendment, respectively. Under the terms of the 2010 Amendment, we paid Autoliv $4.0 million and issued Autoliv a $4.0 million unsecured promissory note in return for a production line for the commercial manufacture of chemical heat packages. Each production line is comprised of two identical and self-sustaining “cells”, and the first such cell was completed, installed and qualified in connection with the 2010 Amendment. Under the terms of the 2011 Amendment, the original $4.0 million note was cancelled and a new unsecured promissory note with a reduced principal amount of $2.8 million, or the Second Note, was issued and production on the second cell ceased. The Second Note was paid in full in 2014.

In December 2014, we amended the Manufacture Agreement with Autoliv, or the 2014 Amendment to extend the agreement through 2018. In addition, we have the right to engage a second source supplier and implement a manufacturing line transfer from Autoliv to manufacture and supply the chemical heat packages to us or our licensees.

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

Before approving an NDA, the FDA inspects the facilities at which the product is manufactured, whether ours or our third-party manufacturers’, and will not approve the product unless the manufacturing facility complies with cGMP and, where applicable to medical device components, the Quality System Regulation, or QSR. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accept an NDA for filing. Once the NDA submission has been accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 10 months in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. Those time frames run from the date that FDA accepts an NDA for filing if the NDA is for a New Molecular Entity, or NME, and from the date of NDA submission for a non-NME NDA. The FDA does not always meet the PDUFA goal dates for standard and priority NDAs. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. Also, if regulatory approval of a product is granted, such approval may include limitations on the indicated uses for which such product may be marketed. Once approved, the FDA may withdraw the product approval if compliance with regulatory requirements and conditions of approvals are not maintained or if safety problems occur after the product reaches the marketplace. In addition, the FDA may require testing, including Phase 4 studies or clinical trials, and surveillance programs to monitor the approved products, and may limit further marketing of the product based on the results of these post-marketing programs.

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

We will be subject to a variety of foreign regulations governing clinical trials and the marketing of any future products. The conduct of clinical trials in the EU is governed by Directive 2001/20/EC which imposes obligations and procedures that are similar to those provided in applicable U.S. laws. European Union Good Clinical Practice rules and EU Good Laboratory Practice obligations must also be respected during conduct of the trials. The conduct of clinical trials must be approved by the competent regulatory authorities and the competent Ethics Committees in the EU Member States in which clinical trials take place. All marketing authorisation holders will be required to comply with the requirements of the new EU Clinical Trials Regulation which will come into force no later than May 28, 2016. As a regulation, it will be directly binding in all EU Member States without the need for any related national implementing legislation. The new EU Clinical Trials Regulation, which will replace the current Directive 2001/20/EC, introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU, including a new coordinated procedure for authorisation of clinical trials that is reminiscent of the mutual recognition procedure for marketing authorisation of medicinal products.

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

Federal Anti-Kickback, False Claims Act, Federal Physician Payment Sunshine Act, and Equivalent Foreign Regulations

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

In addition, the Federal Physician Payment Sunshine Act requires extensive tracking of physician and teaching hospital payments, maintenance of a payments database, and public reporting of the payment data. The system for reporting is called Open Payments and applies to pharmaceutical companies. Last year was the first year for reporting under the Open Payments system. Failure to comply with the reporting obligations may result in civil monetary penalties.

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

Additional provisions of the Healthcare Reform Act may negatively affect our future revenues. For example, the Healthcare Reform Act makes changes to the Medicaid Drug Rebate Program, including increasing the minimum rebate from 15.1% to 23.1% of the average manufacturer price, or AMP, for most innovator products and from 11% to 13% for non-innovator products changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs, and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price. We expect that the increased minimum rebate of 23.1% will apply to ADASUVE’s commercialization in the United States.

The Healthcare Reform Act also expanded the Public Health Service’s 340B drug pricing discount program, in which we expect to participate. We believe our licensees will participate as well. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The ceiling price can represent a significant discount and is based on the pricing data reporting to the Medicaid Drug Rebate Program. The Healthcare Reform Act expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Healthcare Reform Act. The Healthcare Reform Act exempts orphan drugs — those designated under section 526 of the FDCA — from the ceiling price requirements for these newly-eligible entities. We believe our product candidate in active development, AZ-002 (Staccato alprazolam), could qualify for orphan drug status. AZ-002 may not be granted, orphan drug status.

The Health Resources and Services Administration, or HRSA, which administers the 340B program, previously had issued a final regulation to implement the orphan drug exception that interpreted the orphan drug exception narrowly. That final regulation was vacated by the U.S. District Court for the District of Columbia on May 23, 2014 on the ground that HRSA did not have the authority to issue a regulation on this topic. On July 21 2014, HRSA issued an “interpretive” rule that again interprets the orphan drug exception narrowly, consistent with the invalidated final rule. Like the invalidated final rule, it exempts orphan drugs from the ceiling price requirements for the newly-eligible entities only when the orphan drug is used for its orphan indication. Under the interpretive rule, the newly-eligible entities are entitled to purchase orphan drugs at the ceiling price when the orphan drug is not used for its orphan indication. The uncertainty regarding how the statutory orphan drug exception will be applied will increase the complexity of compliance, will make compliance more time-consuming, and could negatively impact our results of operations. HRSA previously was expected to issue a comprehensive proposed regulation in 2014 that would have addressed many aspects of the 340B program.

However, the invalidation of the orphan drug regulation on the ground that HRSA did not have rulemaking authority for that topic has raised questions regarding whether HRSA has the authority to issue the comprehensive regulation. HRSA has stated that in 2015 it plans to issue a proposed guidance for notice and comment that will address key policy issues raised by various stakeholders committed to the integrity of the 340B program. HRSA also states it is planning to issue proposed rules pertaining to civil monetary penalties for manufacturers, calculation of the 340B ceiling price and administrative dispute resolution. When the guidance is issued, it could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Many of the Healthcare Reform Act’s most significant reforms started taking effect in last year with more still pending, and the details will be shaped significantly as the various provisions become active, especially given the political nature of the law. In 2012, the Supreme Court of the United States heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the Healthcare Reform Act. The Supreme Court’s decision upheld most of the Healthcare Reform Act and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, the Supreme Court struck down a provision in the Healthcare Reform Act that penalized states that choose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court’s ruling, it is unclear whether states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2015 than anticipated when Congress passed the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there will be fewer insured patients overall. The reduction in the number of insured patients could impact our sales, business and financial condition.

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

We anticipate that ADASUVE will be used only in hospital inpatient and hospital outpatient settings that are enrolled in the ADASUVE REMS and that have immediate access on-site to equipment and personnel trained to manage acute bronchospasm, including advanced airway management (intubation and mechanical ventilation). The Medicare statute establishes the payment rate for new drugs and biologicals administered in hospital outpatient departments that are granted “pass-through status” at the rate applicable in physicians’ offices (i.e., ASP plus six percent) for two to three years after FDA approval. ADASUVE has pass-through status under OPPS starting January 1, 2014. CMS establishes the payment rates for drugs and biologicals that do not have pass-through status by regulation. For 2015, these drugs are reimbursed at ASP plus six percent if they have an average cost per day exceeding $95; drugs with an average cost per day of less than $95 are not separately reimbursed in the hospital outpatient department setting. Drugs furnished in the hospital inpatient setting generally are not separately reimbursed but are paid for as part of the payment for the inpatient stay. CMS granted a C-code for ADASUVE, which will provide for reimbursement for the product used in emergency departments under a hospital’s OPPS.

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

As described above, the Healthcare Reform Act expanded the 340B program to include additional types of covered entities but exempts “orphan drugs” — those designated under section 526 of the FDCA — from the ceiling price requirements for these newly-eligible entities. We believe our product candidate in active development, AZ-002 (Staccato alprazolam), could qualify for orphan drug status. HRSA previously had issued a final regulation to implement the orphan drug exception that interpreted the orphan drug exception narrowly. That final regulation was vacated by the U.S. District Court for the District of Columbia on May 23, 2014 on the ground that HRSA did not have the authority to issue a regulation on this topic. On July 21 2014, HRSA issued an “interpretive” rule that again interprets the orphan drug exception narrowly, consistent with the invalidated final rule. Like the invalidated final rule, it exempts orphan drugs from the ceiling price requirements for the newly-eligible entities only when the orphan drug is used for its orphan indication. Under the interpretive rule, the newly-eligible entities are entitled to purchase orphan drugs at the ceiling price when the orphan drug is not used for its orphan indication. The uncertainty regarding how the statutory orphan drug exception will be applied will increase the complexity of compliance, will make compliance more time-consuming, and could negatively impact our results of operations. HRSA previously was expected to issue a comprehensive proposed regulation in 2014 that would have addressed many aspects of the 340B program. However, the invalidation of the orphan drug regulation on the ground that HRSA did not have rulemaking authority for that topic has raised questions regarding whether HRSA has the authority to issue the comprehensive regulation. HRSA has stated that in 2015 it plans to issue a proposed guidance for notice and comment that will address key policy issues raised by various stakeholders committed to the integrity of the 340B program. HRSA also states it is planning to issue proposed rules pertaining to civil monetary penalties for manufacturers, calculation of the 340B ceiling price and administrative dispute resolution. When the guidance is issued, it could affect or obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

Pricing for ADASUVE has already been approved by the competent authorities in certain individual EU Member States in which ADASUVE is being marketed.

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

As of March 2, 2015, we held 198 issued and allowed U.S. and international patents. Most of our patents are directed to compositions for delivery of an aerosol comprising drugs other than our primary product candidates described below, and cover the process for producing those aerosols using the Staccato system. As of March 2, 2015, we held 10 additional pending patent applications in the United States. As of March 2, 2015, we also held 9 pending corresponding foreign patent applications that will permit us to pursue additional patents outside of the United States. The claims in these various patents and patent applications are directed to various aspects of our drug delivery devices and their components, methods of using our devices, drug containing aerosol compositions and methods of making and using such compositions.

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

•

AZ-007 would compete with prescription non-benzodiazepine GABA-A receptor agonists selective melatonin receptor agonists, orexin receptor antagonists, histamine (H1) receptor antagonists that are approved or in development, and possibly over-the-counter sleep aids;

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

Employees

As of March 2, 2015, we had 81 full time employees, 7 of whom held Ph.D. or M.D. degrees, 18 of whom were engaged in full time research and development activities and 38 of whom were engaged in commercial manufacturing, supply chain and quality functions and we had no part-time employees. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Available Information

Our website address is www.alexza.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report. We file electronically with the Securities and Exchange Commission, or SEC, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. You may also read and copy any of our materials filed with the SEC at the SEC’s Public References Room at 100 F Street, NW, Washington, DC 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Risks Relating to Our Business

We have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

We have incurred significant losses from operations since our inception and expect losses to continue for the foreseeable future. As of December 31, 2014, we had cash, cash equivalents, marketable securities and restricted cash of $37.5 million and working capital of $30.3 million. We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balances at December 31, 2014, estimated product revenues, milestone payments associated with the sale of ADASUVE and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015. We have incurred significant losses from operations since our inception and expect losses to continue for the foreseeable future. As of December 31, 2014, we had cash, cash equivalents, marketable securities and restricted cash of $37.5 million and working capital of $30.3 million. We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balances at December 31, 2014, estimated product revenues, milestone payments associated with the sale of ADASUVE and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015. In light of our ongoing costs, investments in ADASUVE manufacturing and product candidate development, and our projected working capital needs, we expect to need to source additional capital to finance our ongoing operations in the next twelve months. We may not be able to source sufficient capital on acceptable terms, or at all, to continue to pursue approval to commercialize ADASUVE in the United States or other countries, to continue development of our other product candidates or to continue operations. We plan to source additional capital which may be used to fund strategic initiatives, operations and working capital, development of product candidates or continued development of our commercial manufacturing capabilities. In addition to product revenues, royalties and milestone payments, we may finance our operations through the sale of equity securities, utilization of debt arrangements, or additional distribution or licensing collaborations. Such funding may not be available or may be on terms that are not favorable to us. Our inability to source capital as and when needed could have a negative impact on our financial condition, results of operations or our ability to execute on our strategic initiatives.

Our audited financial statements for the fiscal year ended December 31, 2014 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our operating and capital plans for the next twelve months call for cash expenditure to exceed our current cash, cash equivalents, marketable securities and working capital. We concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses, raise additional funds, principally through the additional sales of our securities or debt financings, or enter into an additional corporate partnership to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

Our near-term prospects are dependent on ADASUVE. If we or our collaborators are unable to successfully commercialize ADASUVE for the acute treatment of agitation in adults with schizophrenia or bipolar disease, our ability to generate significant revenue or achieve profitability will be adversely affected.

ADASUVE is our only product approved for marketing in the United States, the EU and certain Latin American countries, and our ability to generate revenue in the near term is entirely dependent upon sales of ADASUVE. We do not have any product approved for marketing outside of the United States, the EU or Latin America. We or our collaborators may not be able to successfully commercialize ADASUVE for a number of reasons, including:

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

•	our limited experience in marketing, selling and distributing ADASUVE;

•	reimbursement and coverage policies of government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•	the relative price of ADASUVE as compared to alternative treatment options;

•	the reliability of our estimates, including the frequency of agitation in many patients with bipolar disorder and schizophrenia;

•	we or our collaborators may not have, or may not choose to dedicate, adequate financial or other resources to successfully commercialize ADASUVE; and

•	we may not be able to manufacture ADASUVE in commercial quantities or at acceptable costs.

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

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $36.7 million, $39.6 million, and $28.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $411.0 million and a stockholders’ deficit of $51.7 million. We expect to continue to incur substantial net losses and negative operating cash flow through at least 2016. These losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with the commercialization of ADASUVE by Teva and Ferrer, our ability to manufacture commercial quantities of ADASUVE and conduct pharmaceutical product development, we are unable to predict accurately the timing or amount of future revenues or expenses, or when, or if, we will be able to achieve or maintain profitability. To date, we have not generated any significant product or royalty revenue. We have financed our operations primarily through the sale of equity securities, equipment financing, debt financing, collaboration and licensing agreements, and government grants. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Revenues from strategic collaborations are uncertain because we may not enter into any additional strategic collaborations or current collaborations may have different results than we anticipate. If we or our collaborators are unable to successfully commercialize ADASUVE or one or more of our product candidates or if sales revenue from ADASUVE or any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. ADASUVE sales will be difficult to predict from period to period. For example, we did not have any shipments of ADASUVE in the fourth quarter of 2014. Product sales recognized during the fourth quarter of 2014 will represented units of ADASUVE that were shipped during the third quarter and accepted in the fourth quarter by our collaborators. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors, including:

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

We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balances at December 31, 2014, estimated product revenues and milestone payments associated with the sale of ADASUVE and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	continuation of our Teva and Ferrer collaborations;

•	no unexpected costs related to the development of our commercial manufacturing capability; and

•	no unbudgeted growth in the number of our employees during this period.

We may never be able to generate a sufficient amount of product or royalty revenue to cover our expenses. We did not generate any product revenues until the second quarter of 2013 and did not generate any royalty revenues until the second quarter of 2014. We had no shipments of ADASUVE in the fourth quarter of 2014. Product sales recognized during the fourth quarter of 2014 represented units of ADASUVE that were shipped late in the third quarter and tested and accepted in the fourth quarter by our collaborators. In addition, any royalty and milestone payments payable under the Teva Agreement will first be applied to repaying principal and interest on the $45.0 million of non-recourse notes that our wholly-owned subsidiary issued in our March 2014 royalty securitization financing before we are able to utilize any royalty or milestone payments under the Teva Agreement for general corporate purposes. We did not recognize any royalty revenues during the second or third quarter of 2014. Until we generate sufficient revenues to cover expenses, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic collaborations or licensing arrangements. Any financing transaction may contain unfavorable terms. For example, the terms of certain warrants we have issued in previous financings could require us to pay warrant holders a significant portion of the proceeds in a change of control transaction, potentially materially reducing the proceeds available to holders of our common stock. If we source additional funds by issuing equity securities our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we source additional funds through strategic collaborations, we may be required to relinquish rights to ADASUVE, our product candidates or our technologies, or to grant licenses on terms that are not favorable to us. Complying with the terms of the foregoing rights and restrictions may make it more difficult to complete certain types of transactions and result in delays to our fundraising efforts.

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

There are risks involved with utilizing Teva to sell our product. By licensing the U.S. commercialization rights to Teva, we may generate fewer revenues from the royalties and milestone payments under the Teva Agreement than if we commercialized ADASUVE on our own. Additionally, Teva may not fulfill its obligations or carry out selling and marketing activities as diligently as we would like. We could also become involved in disputes with Teva, which could lead to delays in or termination of commercialization programs and time-consuming and expensive litigation or arbitration. If Teva terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, the chances of successfully selling or marketing ADASUVE would be materially and adversely affected. Teva has the right to terminate the Teva Agreement with or without cause, upon 120 day notice. If Teva exercises this right, our business and operations and stock price may be negatively affected.

In February 2013, the EC granted a marketing authorization for ADASUVE, as ADASUVE (Staccato loxapine) 4.5 mg or 9.1 mg, inhalation powder, pre-dispensed. In October 2011, we entered into a commercial collaboration with Ferrer pursuant to the Ferrer Agreement, to commercialize ADASUVE in the Ferrer Territories. Ferrer or its distributors currently markets ADASUVE in Austria, Denmark, Finland, France, Germany, Latvia, Lithuania, Norway, Poland, Romania, Spain, Sweden and Guatemala. We expect Ferrer to launch ADASUVE in additional countries in the Ferrer Territories in 2014 and 2015. If Ferrer is unable to commercialize ADASUVE successfully in the various Ferrer Territories or we are unable to fulfill the post-marketing authorization commitments that were required as part of the marketing authorization granted for ADASUVE in the EU, our revenue will suffer and our stock price may decline.

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

As a condition of the ADASUVE EU marketing authorisation, we are responsible for conducting and funding the post-approval studies, including (i) a benzodiazepine interaction study, which has been completed, (ii) a controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, which has been completed, (iii) a clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients, (iv) an observational clinical trial, and (v) a drug utilization clinical trial. Results of the benzodiazepine interaction study and the thorough QTc study have been submitted to the EMA.

If we or our collaborators are unable to fulfill the FDA or EU post-marketing obligations, or do not fulfill these obligations within an appropriate time, or if the EMA determines from the results of our completed benzodiazepine interaction study or our completed thorough QTc study that ADASUVE poses or may pose actual or possible safety risks to some patients, the NDA could be suspended, withdrawn, or limited, and the current marketing authorization in the EU could be varied, suspended or withdrawn and our business, operations and stock price may be negatively affected.

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

In October 2011, we committed to sell ADASUVE to Ferrer for a fixed transfer price, which is below our current production costs, and in May 2013, we committed to supply ADASUVE to Teva at a price based on costs of commercial production, which transfer price will convert to a fixed price upon achievement of costs equal to a specified per-unit price. Our future manufacturing costs per unit will be dependent on future demand of ADASUVE. If we and our collaborators do not generate sufficient demand, our manufacturing costs will exceed the fixed transfer price and will result in losses. If we are unable to generate profits from manufacturing our products, we may be required to seek alternative manufacturing strategies.

The availability and amount of reimbursement for ADASUVE and our product candidates and the manner in which government and private payors may reimburse for our potential products is uncertain.

Many of the patients in the United States who seek treatment with ADASUVE or any other of our products that are approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans. The Medicare program is administered by CMS, and coverage and reimbursement for products and services under Medicare are determined pursuant to statute, regulations promulgated by CMS, and CMS’s subregulatory coverage and reimbursement determinations. CMS’s regulations and interpretive determinations are subject to change, as are the procedures and criteria by which CMS makes coverage and reimbursement determinations and the reimbursement amounts established by statute, particularly because of budgetary pressures facing the Medicare program. For example, we anticipate that ADASUVE will be used only in the hospital inpatient and hospital outpatient settings. In the hospital inpatient setting, Medicare does not provide separate reimbursement for drugs but pays for them as part of the payment for the hospital stay. In the hospital outpatient setting, the statute establishes the payment rate for new drugs and biologicals administered incident to a physician’s service that are granted “pass-through status” at the rate applicable in physicians’ offices (i.e., ASP plus six percent) for two to three years after FDA approval. For drugs and biologicals that do not have pass-through status, CMS establishes the payment rates by regulation. For 2015, these drugs are reimbursed at ASP plus six percent if they have an average cost per day exceeding $95; drugs with an average cost per day of less than $95 are not separately reimbursed. In future years, CMS could change both the payment rate and the average cost threshold, and these changes could adversely affect payment for ADASUVE. In addition, the President has proposed and Congress has considered amending the statute to reduce Medicare’s payment rates for drugs and biologicals, and if such legislation is enacted, it could adversely affect payment for ADASUVE. Moreover, ADASUVE is different from many drugs covered by Medicare Part B because it is administered by a healthcare professional through a disposable inhaler.

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

The Healthcare Reform Act made significant changes to the Medicaid Drug Rebate program, in which we expect to participate. Effective March 23, 2010, rebate liability expanded from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. With regard to the amount of the rebates owed, the Healthcare Reform Act increased the minimum Medicaid rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products and from 11% to 13% for non-innovator products; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price. We expect that the increased minimum rebate of 23.1% will apply to ADASUVE. Finally, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2015 (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Additional provisions of the Healthcare Reform Act, some of which became effective in 2011, may negatively affect our future revenues.

The Healthcare Reform Act also expanded the Public Health Service’s 340B drug pricing discount program, which we expect to participate in. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Healthcare Reform Act expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Healthcare Reform Act. The Healthcare Reform Act, as drafted, exempted “orphan drugs” — those designated under section 526 of the FDCA — from the ceiling price requirements for these newly-eligible entities.

The Health Resources and Services Administration, or HRSA, which administers the 340B program, previously had issued a final regulation to implement the orphan drug exception that interpreted the orphan drug exception narrowly. That final regulation was vacated by the U.S. District Court for the District of Columbia on May 23, 2014 on the ground that HRSA did not have the authority to issue a regulation on this topic. On July 21 2014, HRSA issued an “interpretive” rule that again interprets the orphan drug exception narrowly, consistent with the invalidated final rule. Like the invalidated final rule, it exempts orphan drugs from the ceiling price requirements for the newly-eligible entities only when the orphan drug is used for its orphan indication. Under the interpretive rule, the newly-eligible entities are entitled to purchase orphan drugs at the ceiling price when the orphan drug is not used for its orphan indication. The uncertainty regarding how the statutory orphan drug exception will be applied will increase the complexity of compliance, will make compliance more time-consuming, and could negatively impact our results of operations. HRSA previously was expected to issue a comprehensive proposed regulation in 2014 that would have addressed many aspects of the 340B program. However, the invalidation of the orphan drug regulation on the ground that HRSA did not have rulemaking authority for that topic has raised questions regarding whether HRSA has the authority to issue the comprehensive regulation. We have applied for orphan drug status for AZ-002, and expect to apply for orphan drug status in the EU. There can be no assurance that AZ-002 will receive such designation, and should HRSA successfully attempt to limit the scope of the orphan drug exception in the future, this might have a negative impact on our business.

The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. HRSA has stated on its website that in 2015 it plans to issue a proposed guidance for notice and comment that will address key policy issues raised by various stakeholders committed to the integrity of the 340B program. HRSA also states it is planning to issue proposed rules pertaining to civil monetary penalties for manufacturers, calculation of the 340B ceiling price, and administrative dispute resolution. When this guidance is issued, it could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Many of the Healthcare Reform Act’s most significant reforms started taking effect last year with more still pending, and the details will be shaped significantly as the various provisions become active, especially given the political nature of the law. In 2012, the Supreme Court of the United States heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the Healthcare Reform Act. The Supreme Court’s decision upheld most of the Healthcare Reform Act and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, the Supreme Court struck down a provision in the Healthcare Reform Act that penalized states that choose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court’s ruling, it is unclear whether states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2015 than anticipated when Congress passed the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there will be fewer insured patients overall. The reduction in the number of insured patients could impact the sales, business and financial condition.

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

If future products are regulated solely as medical devices and we fail to complete the required IRS forms for exemptions, make timely semi-monthly payments of collected excise taxes, or submit quarterly reports as required by the Medical Device Excise Tax, we may be subject to penalties, such as Section 6656 penalties for any failure to make timely deposits.

Section 4191 of the Internal Revenue Code, enacted by Section 1405 of the Health Care and Education Reconciliation Act of 2010, Public Law 111-152 (124 Stat. 1029 (2010)), in conjunction with the Patient Protection and Affordable Care Act, Public Law 111-148 (124 Stat. 119 (2010)), imposed as of January 1, 2013, an excise tax on the sale of certain medical devices. The excise tax imposed by Section 4191 is 2.3% of the price for which a taxable medical device is sold within the U.S.

If FDA determines that any future company product is regulated as a medical device, the excise tax will apply to future sales of any company medical device listed with the FDA under Section 510(j) of the Federal Food, Drug, and Cosmetic Act and 21 C.F.R. Part 807, unless the device falls within an exemption from the tax, such as the exemption governing direct retail sale of devices to consumers or for foreign sales of these devices. We will need to assess to what extent this excise tax may impact the sales price and distribution agreements under which any of our products are sold in the U.S. If any product is regulated as a medical device, we expect general and administrative expense to increase due to the medical device excise tax. We will need to submit IRS forms applicable to relevant exemptions, make semi-monthly payments of any collected excise taxes, and make timely (quarterly) reports to the IRS regarding the excise tax. To the extent we do not comply with the requirements of the Medical Device Excise Tax we may be subject to penalties.

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

We expect to participate, or any collaborator to participate, in the Medicaid Drug Rebate program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We also expect to participate, or any collaborator to participate, in and have certain price reporting obligations to several state Medicaid supplemental rebate programs, and we anticipate that we will have obligations to report ASP for the Medicare program for future product candidates. Under the Medicaid Drug Rebate program, we will be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates will be based on pricing data that we will report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data will include the AMP and, in the case of innovator products, the best price, or BP, for each drug. The rebate liability resulting from this reporting will negatively impact our financial results.

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

As described above, the Healthcare Reform Act expanded the 340B program to include additional types of covered entities but exempts “orphan drugs” — those designated under section 526 of the FDCA — from the ceiling price requirements for these newly-eligible entities. We believe our product candidate in active development, AZ-002 (Staccato alprazolam), could qualify for orphan drug status. HRSA previously had issued a final regulation to implement the orphan drug exception that interpreted the orphan drug exception narrowly. That final regulation was vacated by the U.S. District Court for the District of Columbia on May 23, 2014 on the ground that HRSA did not have the authority to issue a regulation on this topic. On July 21 2014, HRSA issued an “interpretive” rule that again interprets the orphan drug exception narrowly, consistent with the invalidated final rule. Like the invalidated final rule, it exempts orphan drugs from the ceiling price requirements for the newly-eligible entities only when the orphan drug is used for its orphan indication. Under the interpretive rule, the newly-eligible entities are entitled to purchase orphan drugs at the ceiling price when the orphan drug is not used for its orphan indication. The uncertainty regarding how the statutory orphan drug exception will be applied will increase the complexity of compliance, will make compliance more time-consuming, and could negatively impact our results of operations. HRSA previously was expected to issue a comprehensive proposed regulation in 2014 that would have addressed many aspects of the 340B program. However, the invalidation of the orphan drug regulation on the ground that HRSA did not have rulemaking authority for that topic has raised questions regarding whether HRSA has the authority to issue the comprehensive regulation.

The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. HRSA has stated that in 2015 it plans to issue a proposed guidance for notice and comment that will address key policy issues raised by various stakeholders committed to the integrity of the 340B program. HRSA also states it is planning to issue proposed rules pertaining to civil monetary penalties for manufacturers, calculation of the 340B ceiling price, and administrative dispute resolution.

Federal law also requires that a company that participates in the Medicaid Drug Rebate Program report ASP information to CMS for certain categories of drugs that are paid under Part B of the Medicare program. We anticipate that ADASUVE will fall into that category. Manufacturers calculate ASP based on a statutorily defined formula and interpretations of the statute by CMS as to what should or should not be considered in computing ASP. An ASP for each National Drug Code for a product that is subject to the ASP reporting requirement must be submitted to CMS no later than 30 days after the end of each calendar quarter. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Once we or any collaborator begin to participate in the Medicare program, changes affecting the calculation of ASP could affect the ASP calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations once we begin to participate in the Medicare program.

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

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and, since last year, payments made on or after August 1, 2013, public reporting of payments by pharmaceutical manufacturers to physicians and teaching hospitals nationwide. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us and our commercial collaborators to the risk of government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business and financial condition and growth prospects.

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

Anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010, generally prohibit directly or indirectly giving, offering, or promising anything of value to improperly induce the recipient to act, or refrain from acting, in a manner that would confer a commercial advantage. The anti-bribery provisions of the U.S. Foreign Corrupt Practices Act generally prohibit directly or indirectly giving, offering or promising an inducement to a public official (broadly interpreted) to corruptly influence the official’s actions in order to obtain a commercial advantage. The U.K. Bribery Act of 2010 prohibits both domestic and international bribery, as well as bribery in both the private and public sectors. In addition, an organization that “fails to prevent bribery” by anyone associated with the organization may be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. In recent years, the U.S. Government has brought enforcement actions that resulted in significant monetary penalties against several multinational healthcare companies for violations of the U.S. Foreign Corrupt Practices Act stemming from illegal payments and other illegal benefits provided to non-U.S. healthcare professionals. We plan to adopt and implement policies and procedures designed to ensure that those involved in the marketing, sale, and distribution of our products are both aware of these legal requirements and committed to complying therewith. However, we cannot assure that these policies and procedures will protect us from potentially illegal acts committed by individual employees or agents. If we were found to be liable for anti-corruption law violations, we could be subject to criminal or civil penalties or other consequences that could have a material adverse effect on our business and financial condition.

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

If we or our collaborators were subject to administrative or judicially-imposed sanctions arising out of enforcement of the FDA, EU or other applicable U.S. and foreign laws, it could impair our ability to manufacture and the ability of our collaborators to successfully market ADASUVE, even if such an enforcement action does not relate specifically to ADASUVE. Such enforcement could have a significant impact on our financial condition and results.

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

Part of the regulatory approval process includes compliance inspections of manufacturing facilities, processes, and products to ensure adherence to applicable regulations and guidelines. The regulatory agency may delay, limit or deny marketing approval of our other product candidates as a result of such inspections. Any delay in, or failure to receive or maintain, approval for any of our product candidates could prevent us from ever generating meaningful revenues or achieving profitability.

Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, the EMA, the EC or their advisors may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies may change requirements for approval even after a clinical trial design has been approved. For example, ADASUVE and our other product candidates combine drug and device components in a manner that the FDA considers to meet the definition of a combination product under FDA regulations. The FDA exercises significant discretion over the regulation of combination products, including the discretion to require separate marketing applications for the drug and device components in a combination product. ADASUVE and our product candidates are being regulated as drug products under the NDA process administered by the FDA. The FDA could in the future require additional regulation of ADASUVE or our product candidates under the medical device provisions of the FDCA. Our systems are designed to comply with cGMP and, where applicable, the QSR, which sets forth the FDA’s cGMP requirements for medical devices, and other applicable government regulations and corresponding foreign standards. If we fail to comply with these regulations, it could have a material adverse effect on our business and financial condition.

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies, such as the FDA’s requirement that we perform a Phase 4 observational study and a study in adolescent patients for ADASUVE. Similarly, as a condition to the marketing authorization for ADASUVE in the EU, we are responsible for the conduct and funding of post-authorization studies, including (i) a benzodiazepine interaction study, which has been completed, (ii) a controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, which has been completed, (iii) a clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients, (iv) an observational clinical study, and (v) a drug utilization study. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

We rely on third parties to conduct our preclinical studies and our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for our product candidates, or we may be delayed in doing so.

We rely on third parties, such as contract research organizations, medical institutions, academic institutions, clinical investigators and contract laboratories, to conduct our preclinical studies and clinical trials. We are responsible for confirming that our preclinical studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. The FDA and equivalent other country regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Laboratory Practices, or GLP, for conducting and recording the results of our preclinical studies and with Good Clinical Practices, or GCP, for conducting, monitoring, recording and reporting the results of clinical trials, to assure that data and reported results are accurate and that the clinical trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines, fail to comply with the FDA or and equivalent other country regulatory authorities GLP or GCP regulations and standards, do not adhere to our clinical trial protocols or otherwise fail to generate reliable clinical data, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.

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

We anticipate that, if approved, AZ-007 would compete with non-benzodiazepine GABA-A receptor agonists, selective melatonin receptor agonists, orexin receptor antagonists or histamine (H1) receptor antagonists that are approved or in development. We are aware of more than 13 approved generic versions of zolpidem, or zaleplon, oral tablets, including one version of zolpidem intended to treat middle of the night awakening, that has been approved by the FDA. Additionally, we are aware of one product that completed Phase 2 development for the treatment of insomnia.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Established pharmaceutical companies may invest heavily to discover quickly and develop novel compounds or drug delivery technology that could make ADASUVE or our product candidates obsolete. Smaller or early stage companies may also prove to be significant competitors, particularly through strategic collaborations with large and established companies. In addition, these third parties compete with us in recruiting and retaining qualified scientific, sales, marketing, and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or equivalent other country regulatory authorities’ approval or discovering, developing and commercializing products before we do. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition will suffer.

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

If plaintiffs bring product liability claims or lawsuits (including, but not limited to, consumer protection, mass tort or class actions) against us or our collaborators, we may incur substantial liabilities and may be required to limit commercialization of ADASUVE or product candidates that we may develop.

As the supplier of ADASUVE to Teva and Ferrer, we are obligated to deliver commercial supply from a qualified manufacturing facility in accordance with certain specifications. In addition, we are obligated to supply ADASUVE free from product defects or manufacturing defects from our manufacture of ADASUVE. The development, manufacture, testing, marketing and sale of combination pharmaceutical and medical device products, like ADASUVE, entail significant risk of product liability claims, lawsuits (including, but not limited to consumer protection, mass tort or class actions), safety alerts or recalls. We may be held liable if any product we develop or manufacture causes injury or is found otherwise unsuitable or unsafe during product design testing, manufacturing, marketing or sale, including, but not limited to quality issues, component failures, manufacturing flaws, unanticipated or improper uses of ADASUVE or any future products, design defects, inadequate disclosure of product-related risks or product-related information, or for unlawful, unfair or fraudulent competition or business practices relating to such products. Side effects of, or design or manufacturing defects in, the products tested or commercialized by us or any collaborator could result in exacerbation of a clinical trial participant or patient’s condition, serious injury or impairment, even death and/or out-of-pocket expenditures. This could result in product liability claims, lawsuits, safety alerts and/or recalls for ADASUVE or any future products, including those in clinical testing, to be commercialized, or already commercialized. Product liability claims or lawsuits may be brought by individuals seeking relief for themselves, by persons seeking to represent a class of claimants/plaintiffs, or by a large number of individual claimants in a coordinated or mass tort litigation or class action. We cannot predict the frequency, outcome, or cost to defend or resolve such product liability claims or lawsuits.

While we have not had to defend against any product liability claims or other lawsuits to date, we face greater risk of product liability claims or lawsuits as we or any collaborator commercialize ADASUVE or other future products. As ADASUVE or any future product is more widely prescribed, we believe it is likely that product liability claims or lawsuits will eventually be brought against us. Regardless of merit or eventual outcome, such claims or lawsuits may result in decreased demand for any products or product candidates that we may develop, injury to our reputation, withdrawal of clinical trials, issuance of safety alerts, recall of products under investigation or already commercialized, costs and legal fees to defend and resolve litigation, injunctive relief, disgorgement of profits, or substantial monetary awards to clinical trial participants or patients, loss of revenue, and the inability to commercialize any products we develop. Safety alerts or recalls could result in the FDA or similar government agencies in the United States, or abroad, investigating or bringing enforcement actions regarding any products and/or practices, with resulting significant costs and negative publicity, all of which could materially adversely affect us.

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

The Controlled Substances Act imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. The DEA regulates drug substances as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest potential for abuse and Schedule V substances the lowest potential for abuse relative to the other schedules in the CSA. Alprazolam, the API in AZ-002, is regulated as a Schedule IV substance and zaleplon, the API in AZ-007, is regulated as a Schedule IV substance. AZ-002 and AZ-007 are subject to DEA regulations relating to registration, security, record keeping and reporting, distribution and, if approved, physician prescription procedures, and DEA regulations may impact the availability of the scheduled substance available for clinical trials and commercial distribution. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation, or denial of renewal, of DEA registrations, injunctions, or civil or criminal penalties and could harm our business, financial condition and results of operations.

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

As described in our Management’s Annual Report on Internal Control Over Financial Reporting at Item 9A of this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting as of December 31, 2014. The existence of this or one or more other material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

We are subject to changing rules and regulations of federal and state governments, the SEC, and the NASDAQ Capital Market. These entities have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. The Dodd-Frank Act contains significant corporate governance and executive compensation-related provisions, some of which the SEC, has implemented by adopting additional rules and regulations in areas such as the compensation of executives, referred to as “say-on-pay.” We cannot assure you that we are or will be in compliance with all potentially applicable regulations. If we fail to comply with the Sarbanes Oxley Act of 2002, the Dodd-Frank Act and associated SEC rules, or any other regulations or if our interpretations of these rules and regulations differ from the regulating bodies, we could be subject to a range of consequences, including restrictions on our ability to sell equity securities or otherwise raise capital funds, the de-listing of our common stock from the NASDAQ Capital Market, suspension or termination of our clinical trials, restrictions on future products or our manufacturing processes, significant fines, or other sanctions or litigation. Any of such consequences could have a material adverse effect on our business, results of operations and the price of our common stock. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have also outsourced elements of our information technology infrastructure, and as a result we manage a number of third party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber attacks. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent the adverse effect of such events. Significant disruptions of our information technology systems or breaches of data security could adversely affect our business. Such disruptions could also result in government investigations, fines, or penalties, and/or lawsuits directly or indirectly related to breach of data security, also adversely affecting our business.

EU Member States and other jurisdictions have adopted data protection laws and regulations which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU Member States, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Furthermore, there is a growth towards the public disclosure of clinical trial data in the EU which adds to the complexity of processing health data from clinical trials. Such public disclosure obligations are provided in the new EU Clinical Trials Regulation, EMA disclosure initiatives, and voluntary commitments by industry. Data protection authorities from the different EU Member States may interpret the EU Data Protection Directive and national laws differently, which adds to the complexity of processing personal data in the EU. Moreover, guidance on implementation and compliance practices are often updated or otherwise revised. Failing to comply with these laws could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA that are not considered by the European Commission to provide an adequate level of data protection. This includes the United States. A proposal for an EU Data Protection Regulation, intended to replace the current EU Data Protection Directive, is currently under consideration and, if adopted, could lead to additional and stricter requirements and penalties in the event of non-compliance.

Regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of tin, tantalum, tungsten and gold, known as conflict minerals, originating from the Democratic Republic of Congo, or the DRC, and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for public companies that use conflict minerals mined from the DRC and adjoining countries in their products. We have determined that we use at least one of these conflict minerals in the manufacture of ADASUVE and our other product candidates, although we have not yet determined the source of the conflict minerals that we use. These new disclosure requirements require us to use diligent efforts to determine which conflict minerals we use and the source of those conflict minerals, and disclose the results of our findings. There are and will be costs associated with complying with these disclosure requirements, including those costs incurred in conducting diligent efforts to determine which conflict minerals we use and the sources of conflict minerals used in ADASUVE and our other product candidates. Further, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in ADASUVE and our other product candidates. As there may be only a limited number of suppliers offering conflict free conflict minerals, and we cannot be sure that we will be able to obtain necessary conflict free conflict minerals in sufficient quantities or at competitive prices. In addition, we may face reputational challenges if we determine that ADASUVE and our other product candidates contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in ADASUVE and our other product candidates through the procedures we may implement. If we determine to redesign ADASUVE and our other product candidates to not use conflict minerals, we would incur costs associated with doing so.

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

If we fail to maintain compliance with the listing requirements of The NASDAQ Capital Market, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

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

In February 2015, we transferred the listing of our common stock to The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others:

•	a minimum closing bid price of $1.00 per share, and

•	a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and

In addition to the above requirements, we must meet at least one of the following requirements:

•	stockholders’ equity of at least $2.5 million; or

•	a market value of listed securities of at least $35 million; or

•	net income from continuing operations of $500,000.

There can be no assurance that we will be successful in maintaining our listing of the Common Stock on The Nasdaq Capital Market. If we are not successful in maintaining our listing, it could impair the liquidity and market price of our Common Stock. In addition, the delisting of our Common Stock from a national exchange could materially adversely affect our ability to access capital markets. As of March 2, 2015, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $34.6 million, the total market value of our listed securities was $39.8 million and the closing bid price of our common stock was $2.05 per share. As of December 31, 2014, we had a stockholders’ deficit of $49.7 million.

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

Our common stock trades on The NASDAQ Capital Market under the symbol “ALXA.” For the fiscal year ended December 31, 2014, our common stock was traded on The NASDAQ Global Market under the symbol “ALXA.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock.

2014	High	Low
First Quarter	$5.93	$4.20
Second Quarter	4.65	3.92
Third Quarter	5.27	2.28
Fourth Quarter	2.96	1.25

2013	High	Low
First Quarter	$5.15	$4.03
Second Quarter	6.65	4.15
Third Quarter	5.52	4.16
Fourth Quarter	5.35	4.12

As of December 31, 2014, there were 98 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception, and we do not anticipate paying any in the foreseeable future.

Recent Sales of Unregistered Securities

None

Performance Graph

The following graph compares the cumulative 5-year total return provided to stockholders of Alexza Pharmaceuticals, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2009 and its relative performance is tracked through December 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Alexza Pharmaceuticals, Inc., the NASDAQ Composite Index,

and the NASDAQ Biotechnology Index

*	$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/09	12/10	12/11	12/12	12/13	12/14
Alexza Pharmaceuticals, Inc.	100.00	52.08	34.58	20.63	19.71	6.21
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Biotechnology	100.00	106.73	122.40	166.72	286.55	379.71

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 5B.	Use of Proceeds from the Sale of Registered Securities

None.

Item 5C.	Treasury Stock

None.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statement of Comprehensive Loss Data:
Revenue
Collaboration revenue	$2,997	$46,965	$4,070	$5,660	$42,876
Product sales	2,564	874	—	—	—

Total revenue	5,561	47,839	4,070	5,660	42,876
Operating expenses:
Cost of goods sold	15,925	11,209	—	—	—
Research and development	13,748	19,082	21,849	28,262	33,528
General and administrative	13,344	15,778	11,093	11,766	14,000

Total operating expenses	43,017	46,069	32,942	40,028	47,528
Loss from operations	(37,456)	1,770	(28,872)	(34,368)	(4,652)
Change in fair value of contingent consideration liability	8,149	(39,913)	1,900	(4,000)	4,838
Interest income/(expense) and other income/(expense), net	(7,425)	(1,472)	(1,006)	(2,163)	(1,667)

Net loss	$(36,732)	$(39,615)	$(27,978)	$(40,531)	$(1,481)

Other Comprehensive Loss
Change in unrealized income (loss) on marketable securities	(4)	1	—	(2)	3

Comprehensive loss	$(36,736)	$(39,614)	$(27,978)	$(40,533)	$(1,478)

Basic and diluted net loss per share attributable to Alexza common stockholders	$(2.07)	$(2.38)	$(2.24)	$(5.97)	$(0.27)

Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	17,784	16,669	12,472	6,787	5,542

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$34,774	$25,884	$17,715	$16,903	$41,449
Working capital (deficit)	30,268	16,015	4,900	(7,396)	8,031
Total assets	61,560	47,072	40,551	48,605	68,482
Noncurrent portion of financing obligations	63,767	10,744	—	—	—
Accumulated deficit	(410,960)	(374,228)	(334,613)	(306,635)	(266,104)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

ADASUVE has been developed for the treatment of agitation associated with schizophrenia or bipolar disorder and has been approved for marketing in the United States by the U.S. Food and Drug Administration, or FDA, in the European Union, or EU, by the European Commission, or EC, and in several countries in Latin America. In the United States and the EU and Latin America, ADASUVE is approved for similar indications. It is approved with a different number of dose strengths and has different risk mitigation and management plans in the United States and the EU and Latin America. ADASUVE is our only approved product.

We have two product candidates in active development. AZ-002 (Staccato alprazolam) is being developed for the management of patients with acute repetitive seizures, sometimes called cluster seizures, or ARS. A Phase 2a proof-of-concept study for AZ-002 in patients with epilepsy was initiated in January 2015. AZ-007 (Staccato zaleplon) is being developed for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. We expect to initiate a clinical study for AZ-007 in 2015.

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

We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balances at December 31, 2014, estimated product revenues, milestone payments associated with the sale of ADASUVE, and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations.

AGITATION — ADASUVE (Staccato loxapine)

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

In February 2013, the European Commission, or the EC, granted marketing authorization for ADASUVE in the EU. ADASUVE, 4.5 mg and 9.1 mg inhalation powder loxapine, pre-dispensed, is authorized in the EU for the rapid control of mild-to-moderate agitation in adult patients with schizophrenia or bipolar disorder. The ADASUVE marketing authorization requires that patients receive regular treatment immediately after control of acute agitation symptoms, and that ADASUVE is administered only in a hospital setting under the supervision of a healthcare professional. The ADASUVE marketing authorization also states that a short- acting beta-agonist bronchodilator treatment should be available for treatment of possible severe respiratory side-effects, such as bronchospasm. The EC granted the marketing authorization for ADASUVE on the basis of the positive opinion issued by the European Medicines Agency, or EMA, in December 2012 and is valid in all 28 EU Member States, plus Iceland, Liechtenstein and Norway. Beginning in August 2014, Ferrer began to receive individual country approvals in Latin America. As of March 1, 2015, Ferrer has received seven individual Latin American country approvals, including, Chile, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras and Paraguay.

We have primary responsibility for certain post-approval requirements outlined in the marketing authorisation for ADASUVE. Two of the five requirements have been completed and the data submitted to the European Medicines Agency, or the EMA. Work on the three additional requirements is ongoing.

We are responsible for the global commercial manufacturing of ADASUVE in our facility in Mountain View, California for commercialization in the United States, the Ferrer Territories and in any potential future territories. This facility has been inspected by the U.S. and EU competent authorities and operates under applicable U.S. and EU regulations.

We began manufacturing commercial quantities of ADASUVE in the second quarter of 2013 and continue to manufacture commercial product for Ferrer and Teva. Unit shipments in 2013 and 2014 consisted of the following:

	2013	2014	Total
EU	27,638	21,209	48,847
US	9,307	74,097	83,404

Total	36,945	95,306	132,251

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

Financing update

In May 2013, we entered into a License and Supply Agreement with Teva, or the Teva Agreement. Concurrent with entering into the Teva Agreement, we entered into the Teva Note. Under the terms of the Teva Note, we may, upon written notice to Teva, draw upon the Teva Note to fund agreed operating budgets related to ADASUVE. The aggregate draw-downs may total up to $25.0 million and will be due and payable on the fifth anniversary of the signing of the Teva Note. We may prepay, from time to time, up to one-half of the total amounts advanced plus the related interest outstanding at any time prior to the maturity date. At the maturity date, Teva will have the right to convert the then outstanding amounts into shares of Alexza common stock at a conversion price of $4.4833 per share. The Teva Note bears simple interest of 4% per year. The effective interest rate of the Teva Note, which takes into consideration the beneficial conversion feature and the right-to-borrow discounts, is 13.9%. We have two years from the effective date of the Teva Note to receive advances. In 2013, we drew $15.0 million against the Teva Note and in 2014 we drew the remaining $10 million against the Teva Note, $5 million in March 2014 and June 2014.

In March 2014, we completed a royalty securitization financing, which consisted of a private placement to qualified institutional buyers and accredited institutional investors of $45.0 million of non-recourse notes issued by our wholly-owned subsidiary, or the Notes, and warrants to purchase 345,661 shares of our common stock at a price of $0.01 per share exercisable for five years from the date of issuance. The Notes bear interest at 12.25% per annum payable quarterly beginning June 15, 2014. All royalty and milestone payments received under the Teva Agreement, after paying interest, administrative fees, and any applicable taxes, will be applied to principal and interest payments on the Notes until the Notes have been paid in full. From the proceeds of the transaction, we established a $6.9 million interest reserve account to cover potential shortfall in interest payments. Any remaining amounts in the interest reserve account will be released to us commencing June 15, 2015, subject to meeting certain net sales targets for ADASUVE, or, if not previously released, on or after December 15, 2015, irrespective of ADASUVE net sales. All other payments of principal and interest on the Notes will be made from royalty revenues from sales in the U.S. of ADASUVE, as well as potential U.S. commercialization and regulatory milestone payments due to Alexza. The Notes are secured by the right to receive royalty and milestone payments under the Teva Agreement and our equity ownership in the wholly-owned subsidiary. The Notes have no other recourse to us. The Notes may not be redeemed at our option until after March 18, 2016, and may be redeemed after that date subject to the achievement of certain milestones and the payment of a redemption premium for any redemption occurring prior to March 19, 2019. The Notes are not convertible into Alexza equity, nor have we guaranteed them. After fees and expenses, the net proceeds to us were approximately $41 million before the establishment of the interest reserve account.

In October 2014, we entered into an amendment of the Ferrer Agreement and entered into a stock purchase agreement with Ferrer. Pursuant to the amendment and the stock purchase agreement, Ferrer purchased 2,000,000 shares of our common stock for $4.00 per share, in exchange for the elimination of certain future potential milestone payments under the Ferrer Agreement. We paid the former shareholders of Symphony Allegro $865,000 related to this this stock sale.

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

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. Prior to the second quarter of 2013, our revenue consisted primarily of amounts earned from collaboration agreements and under research grants with the National Institutes of Health. Beginning in the second quarter of 2013, we also have revenue from product sales and beginning in the first quarter of 2014, we also have royalty revenues.

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

We estimate the fair value of the liability associated with the contingent cash payments to the former stockholders of Allegro, or contingent consideration liability, on a quarterly basis using a probability-weighted discounted cash flow model. We derive multiple cash flow scenarios for each of the product candidates subject to the cash payments and apply a probability to each of the scenarios. These probability and risk adjusted weighted average cash flows are then discounted utilizing our estimated weighted average cost of capital, or WACC. Our WACC considers our cash position, competition, risk of substitute products, and risk associated with the financing of the development projects. We determined the initial discount rate to be 18% and applied this rate to the probability adjusted cash flow scenarios and, in 2013, reduced the discount rate to 16.5% to reflect our reduced WACC. During the fourth quarter of 2014, to reflect our current WACC, we increased the discount rate to 20%. The increase in our discount rate reflects the impact of our current financial condition, market capitalization and our estimated increase in borrowing costs. This change resulted in a non-operating, non-cash gain of $6.4 million in 2014.

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

Results of Operations

Comparison of Years Ended December 31, 2014, 2013 and 2012

Revenue

Revenue for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Product revenue	$2,564	$874	$—
Amortization of deferred revenue	1,987	2,915	4,070
Milestone revenue	1,000	1,250	—
Royalty revenue	10	—	—
Licencing revenue	—	42,800	—

Total revenue	$5,561	$47,839	$4,070

Product Revenue We began shipping commercial units and recognizing revenue on ADASUVE product shipments to Ferrer in the second quarter of 2013 and to Teva in the fourth quarter of 2013. The increase in 2014 as compared to 2013 was primarily due to a full year of shipments to Teva in 2014.

Amortization of Deferred Revenues The amounts recognized in 2014 and 2013 represents the amortization of upfront payments received from our Collaboration, License and Supply Agreement with Ferrer, or the Ferrer Agreement. The amount recognized in 2012 includes the amortization of upfront payments from both our Ferrer Agreement and our Cypress Agreement, which terminated in December 2013. The decrease in the revenue recognized in 2014 as compared to 2013 was due to a change in the estimated period in which the obligations related to the upfront payments will be completed.

Milestone Revenue The amounts recognized in 2014 and 2013 resulted from a payments earned under the Ferrer agreement related to the first commercial sale in Spain and Germany, respectively.

Royalty Revenue Royalty revenue is earned under the Teva agreement for sales of ADASUVE in the U.S. Teva commercially launched ADASUVE in March 2014.

Licensing Revenue In 2013 we recognized licensing revenue of $42.8 million from an upfront payment and the fair value of the right-to-borrow asset upon signing of the Teva Agreement in May 2013.

In 2015, we expect royalty and product revenue to increase over 2014 levels as Teva and Ferrer continue the rollout of ADASUVE in their respective markets.

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

Cost of goods sold for 2014 and 2013 consist mainly of start-up and excess manufacturing costs during the period in addition to the cost of the units shipped. We expect our costs of goods sold to decrease as a percentage of product sales in 2015 because we anticipate an increase in the number of units shipped to Ferrer and Teva. However, we will continue to incur high unabsorbed production costs until we achieve higher consistent production levels.

Research and Development Expenses

Research and development expenses are identified as costs directly attributable to the development of our product and product candidates or as general research. Direct costs consist of personnel costs directly associated with a candidate, preclinical study costs, clinical trial costs, related clinical drug and device development and manufacturing costs, contract services and other research expenditures. Overhead, facility costs and other support service expenses are allocated to research and development efforts based on employee time.

Research and Development expenses were $13.7 million, $19.1 million and $21.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in both 2014 and 2013 was partially a result of expenses that related to quality and manufacturing being classified as cost of goods sold or inventory beginning in the second quarter of 2013 rather than research and development expenses. The decrease in research and development expenses in 2013 as compared to 2012 was also impacted by additional expenses associated with our post-approval commitments related to the Marketing Authorization Application, or MAA, approval.

In 2015, we expect our research and development expenses to increase as we begin to incur clinical trial expenses associated with our AZ-002 and AZ-007 product candidates, continued work related to the ADASUVE MAA post-approval commitments, and the continuation of the ADASUVE adolescent pharmacokinetic/dose-ranging study, which is being conducted in collaboration with Teva.

General and Administrative Expenses.

General and administrative expenses were $13.3 million, $15.8 million and $11.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. General and administrative expenses consist principally of salaries and related personnel costs, including share-based compensation, in executive, finance, accounting, business development, legal and human resources functions. Other general and administrative expenses include facility and information technology costs not otherwise included in research and development expenses, patent related costs and professional fees for legal, consulting and accounting services.

The decrease in 2014 as compared to 2013 was primarily due to a reversal of share-based compensation related to equity awards that were rescinded in the fourth quarter of 2014 and pre-commercialization efforts such as market research, including pricing and market segmentation studies being incurred in 2013. Teva assumed these expenses after receiving commercialization rights to ADASUVE in the U.S. in May 2013.

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

We expect our general and administrative expenses in 2015 to remain relatively consistent with 2014 levels.

Change in the Fair Value of Contingent Consideration Liability.

In connection with our acquisition of all of the outstanding equity of Allegro in the third quarter of 2009, we are obligated to pay the former stockholders of Allegro certain percentages of cash receipts that may be generated from future collaboration transactions for ADASUVE, AZ-104 and/or AZ-002. We measure the fair value of this contingent consideration liability on a recurring basis. Any changes in the fair value of this contingent consideration liability are recognized in earnings in the period of the change. Certain events, including, but not limited to, the timing and terms of a collaboration, clinical trial results, regulatory approval or non-approval of our submissions, and the commercial success of ADASUVE, AZ-104, and/or AZ-002, could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations.

In 2014, we modified the assumptions associated with the amount and timing of milestones and royalties projected for ADASUVE and AZ-002, the probability that AZ-002 would be licensed or sold by us, and the effects of the passage of one year on the present value computation. In addition, we increased the discount rate used to compute the fair value of the contingent consideration liability from 16.5% to 20% to reflect an increase in our estimated weighted average cost of capital. These changes resulted in a non-operating, non-cash gain of $8.1 million in 2014.

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

Interest and Other Income, Net.

Interest and other income, net, primarily represents income earned on our cash, cash equivalents, marketable securities balances, and restricted cash. Interest and other income, net was $13,000, $26,000 and $420,000 for the years ended December 31, 2014, 2013 and 2012, respectively. In 2012, the amount primarily consisted of gains on the retirement of fixed assets as we sold certain equipment no longer being utilized. We expect interest income to remain nominal through 2015 as we expect the low interest rate environment to continue and because we expect to focus on investing with a priority on liquidity and capital preservation.

Interest Expense.

Interest expense, which consists of interest on our financing obligations and in 2013 also included amortization of the right-to-borrow asset received in connection with the Teva Note, was $7.4 million, $1.5 million and $1.4 in the years ended December 31, 2014, 2013 and 2012, respectively. The increase in 2014 was due to higher debt balances as a result of the additional debt associated with the royalty securitization financing in March 2014, $10 million of draws against the Teva Note in 2014 and the $15 million of draws against the Teva Note in 2013 being outstanding all of 2014. The increase in 2013 as compared to 2012 was due to the drawdowns against the Teva Note, partially offset by the declining balances from the Hercules note. We expect interest expense to increase in 2015 due to the higher average debt balances as the royalty securitization financing and 2014 Teva Note draws will be outstanding the full year in 2015.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, debt financings, revenues primarily from licensing agreements and government grants, and payments from Allegro. We have received additional funding from interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our 2005 Employee Stock Purchase Plan. As of December 31, 2014, we had $37.5 million in cash, cash equivalents, marketable securities and restricted cash. Our cash and cash equivalents balances are held in money market accounts, investment grade commercial paper and government-backed securities. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Net cash used in operating activities was $(41.5) million, $(0.6) million and $(18.2) million in 2014, 2013 and 2012, respectively. The net cash used in each of these periods primarily reflects net loss for these periods, offset in part by depreciation, non-cash share-based compensation, the change in fair value of the contingent consideration liability, and non-cash changes in operating assets and liabilities. The other liabilities change in each year was related to the amortization of our deferred rent liability, which is a result of the straight line method of recognizing our facility rent expense and the recognition of tenant improvement reimbursements from the landlord as a deferred rent liability. In 2013, we received a payment of $40.0 million under the Teva Agreements. In 2012, we received a payment of $10.0 million under the Ferrer Agreement resulting in the decrease in accounts receivables. In 2012, the decrease in our deferred revenues was the result of the amortization of upfront payments on the Ferrer Agreement and the Cypress Agreement. In 2011, the Ferrer Agreement resulted in increases to other receivables and deferred revenues.

Net cash (used in) provided by investing activities was $(13.5) million, $(10.3) million and $2.0 million in 2014, 2013 and 2012, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. In 2014 and 2013, we had purchases, net of maturities, of marketable securities of $11.2 million and $8.6 million, respectively. During 2012, we had maturities, net of purchases, of marketable securities of $2.0 million. Purchases of property and equipment were $2.3 million $1.8 million and $0.5 million in 2014, 2013 and 2012, respectively.

Net cash provided by financing activities was $52.9 million, $10.5 million and $19.1 million in 2014, 2013 and 2012, respectively. Financing activities consist primarily of proceeds from financing arrangements, the sale of our common stock and warrants to purchase common stock and financing obligations. In 2014, we raised net proceeds of approximately $40.8 million through a royalty securitization financing and drawdowns of $10.0 million against the Teva Note. In 2013, we received proceeds of $15.0 million from drawdown on the Teva Note. In 2014, 2013 and 2012, we received net proceeds from the issuance of common stock and warrants to purchase common stock of $5.6 million, $6.3 million and $35.2 million, respectively. In 2014, 2013 and 2012, payments on financing obligations were $0.8 million, $5.8 million and $6.1 million, respectively. In 2014, 2013 and 2012, we made payments of $0.3 million, $10.3 million and $5.0 million, respectively, to the former stockholders of Allegro for milestones and royalties received from Teva and Ferrer. In 2014, we established a reserve fund for interest payments related to the royalty securitization financing. Cash from financing activities in 2013 and 2012 was also impacted by the classifying of $5.1 million of cash as restricted cash in 2012 due to Hercules’ requirement that we establish a restricted access account equal to the principal balance of the Hercules debt and the reversal of that restricted cash in 2013 as Hercules removed the restricted access account requirement.

We believe that with current cash, cash equivalents, marketable securities and restricted cash balances, estimated product revenues and milestone payments associated with the sale of ADASUVE, and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs, at our current cost levels into the fourth quarter of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

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

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to successfully commercialize ADASUVE, perform our post-approval commitments to the FDA and EC, manufacture commercial quantities of ADASUVE or continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs, or other operations. We may seek to raise additional funds through public or private financing, strategic collaborations or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Applicable listing standards may affect our ability to consummate certain types of offerings of our securities in the future. Our October 2014 private sale of unregistered shares to Ferrer involved the sale of 2,000,000 shares of our common stock. We paid $865,000 of the proceeds from Ferrer to the former stockholders of Symphony Allegro. Our March 2014 royalty securitization financing involved the issuance of warrants to purchase 345,661 shares of our common stock and requires interest payments by our wholly-owned subsidiary without recourse to us beginning in June 2014. Our February 2012 underwritten public offering involved the sale of 4,400,000 shares of our common stock and warrants to purchase an additional 4,400,000 shares of our common stock. If we raise funds through additional collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition, results of operations, and prospects.

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

Currently, Autoliv manufactures, assembles and tests the chemical heat packages solely for us in conformance with our specifications. We pay Autoliv a specified purchase price, which varies based on annual quantities ordered by us, per chemical heat package delivered. The Manufacture Agreement provides that during the term of the Manufacture Agreement, Autoliv will be our exclusive supplier of chemical heat packages. In December 2014, we amended the Manufacture Agreement with Autoliv to provide that we have the right to engage a second source supplier and implement a manufacturing line transfer from Autoliv to manufacture and supply the chemical heat packages to us or our licensees. In addition, the Manufacture Agreement grants Autoliv the right to negotiate for the right to supply commercially any second generation chemical heat package, or a second generation product, and provides that we will pay Autoliv certain royalty payments if we manufacture second generation products ourselves or if we obtain second generation products from a third party manufacturer. Upon the expiration or termination of the Manufacture Agreement we will also be required, on an ongoing basis, to pay Autoliv certain royalty payments related to the manufacture of the chemical heat packages by us or third party manufacturers.

Our scheduled future minimum contractual payments, net of sublease income, including interest at December 31, 2014, are as follows (in thousands):

	Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter
Operating lease obligations	$10,723	$3,197	$7,526	$—	$—
Term note obligations	29,635	—	29,635	—	—

	$40,358	$3,197	$37,161	$—	$—

The above table excludes any payments pursuant to the $45,000,000 from the royalty securitization financing notes of our wholly-owned subsidiary, which have a legal maturity date in 2027. The principal payments by the subsidiary under the royalty securitization financing will be dependent upon the timing and amounts of royalties and milestone payments received under the Teva Agreement.

As part of our purchase of all of the outstanding equity of Allegro in August 2009, we agreed to pay to the former stockholders of Allegro certain percentages of cash payments that may be generated from future collaboration transactions pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam). These payments are excluded from the above table due to the uncertainty of the timing and amount of these payments. In 2013, we made payments to the former stockholders of Allegro of $10.0 million as a result of the $40.0 million upfront payment we received from Teva and $0.3 million as a result of a $1.25 million milestone payment received from Ferrer. In January 2012, we made a payment to the former stockholders of Allegro of $5.0 million as a result of the $10.0 million upfront payment we received from Ferrer.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, which have maturities of less than three months, and marketable securities. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of December 31, 2014, we had cash, cash equivalents, marketable securities and restricted cash of $37.5 million. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have no exposure related to: mortgage and other asset backed securities, European sovereign debt, or auction rate securities.

Item 8.	Financial Statements and Supplementary Data

ALEXZA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alexza Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Alexza Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexza Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alexza Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 13, 2015

ALEXZA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$15,200	$17,306
Marketable securities	19,574	8,578
Receivables	173	129
Inventory	3,729	3,447
Prepaid expenses and other current assets	3,109	1,453

Total current assets	41,785	30,913
Property and equipment, net	13,953	14,991
Restricted cash	2,757	—
Other assets	3,065	1,168

Total assets	$61,560	$47,072

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,799	$3,789
Accrued clinical trial liabilities	875	178
Other accrued liabilities	4,693	4,736
Current portion of contingent consideration liability	1,700	2,500
Financing obligations	—	780
Current portion of deferred revenues	2,450	2,915

Total current liabilities	11,517	14,898
Deferred rent	4,781	6,405
Noncurrent portion of contingent consideration liability	29,100	36,700
Noncurrent portion of deferred revenues	3,063	2,185
Noncurrent portion of financing obligations	63,767	10,744
Other noncurrent liabilities	985	115
Commitments and contingencies
Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2014 and 2013; no shares issued and outstanding at December 31, 2014 or 2013	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2014 and 2013, respectively; 19,404,697 and 17,279,804 shares issued and outstanding at December 31, 2014 and 2013, respectively	2	2
Additional paid-in capital	359,308	350,250
Accumulated other comprehensive (loss) income	(3)	1
Accumulated deficit	(410,960)	(374,228)

Total stockholders’ deficit	(51,653)	(23,975)

Total liabilities and stockholders’ deficit	$61,560	$47,072

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share
Revenue
Collaboration revenue	$2,997	$46,965	$4,070
Product sales	2,564	874	—

Total revenues	5,561	47,839	4,070
Operating expenses:
Cost of goods sold	15,925	11,209	—
Research and development	13,748	19,082	21,849
General and administrative	13,344	15,778	11,093

Total operating expenses	43,017	46,069	32,942

Loss from operations	(37,456)	1,770	(28,872)
Change in fair value of contingent consideration liability	8,149	(39,913)	1,900
Interest and other income/expense, net	13	26	420
Interest expense	(7,438)	(1,498)	(1,426)

Net loss	$(36,732)	$(39,615)	$(27,978)

Other Comprehensive Loss
Change in unrealized (loss) income on marketable securities	(4)	1	—

Comprehensive loss	$(36,736)	$(39,614)	$(27,978)

Net loss per share - basic and diluted	$(2.07)	$(2.38)	$(2.24)

Shares used to compute net loss per share - basic and diluted	17,784	16,669	12,472

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2012	7,213,592	$1	$296,942	$—	$(306,635)	$(9,692)
Issuance of common stock and common stock warrants for cash	4,400,000	1	20,230	—	—	20,231
Issuance of common stock for cash	3,812,225	—	14,929	—	—	14,929
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	18,409	—	82	—	—	82
Issuance of common stock upon vesting of restricted stock units	323,299	—	—	—	—	—
Compensation expense related to fair value of employee share based awards	—	—	5,001	—	—	5,001
Net loss	—	—	—	—	(27,978)	(27,978)

Balance at December 31, 2012	15,767,525	2	337,184	—	(334,613)	2,573
Issuance of common stock for cash	1,437,481	—	6,347	—	—	6,347
Issuance of common stock for cash under the Company’s Equity Incentive Plan	10,317	—	36	—	—	36
Issuance of common stock for cash under the Company’s Employee Stock Purchase Plan	54,494	—	200	—	—	200
Issuance of common stock upon vesting of restricted stock units	9,987	—	—	—	—	—
Compensation expense related to fair value of employee share based awards	—	—	3,371	—	—	3,371
Beneficial conversion feature of convertible debt	—	—	3,112	—	—	3,112
Change in unrealized gain/loss on marketable securities	—	—	—	1	—	1
Net loss	—	—	—	—	(39,615)	(39,615)

Balance at December 31, 2013	17,279,804	2	350,250	1	(374,228)	(23,975)
Issuance of common stock for cash	2,000,000	—	5,600	—	—	5,600
Issuance of common stock under our Equity Incentive Plan	22,842	—	79	—	—	79
Issuance of common stock for cash under our Employee Stock Purchase Plan	70,226	—	199	—	—	199
Issuance of common stock upon vesting of restricted stock units	31,825	—	—	—	—	—
Compensation expense related to fair value of employee share based awards	—	—	427	—	—	427
Benficial conversion feature of convertible debt	—	—	1,032	—	—	1,032
Issuance of common stock warrant	—	—	1,721	—	—	1,721
Change in unrealized gain/loss on marketable securities	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(36,732)	(36,732)

Balance at December 31, 2014	19,404,697	$2	$359,308	$(3)	$(410,960)	$(51,653)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(36,732)	$(39,615)	$(27,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	427	3,371	5,001
Change in fair value of contingent consideration liability	(8,149)	39,913	(1,900)
Recognition of right to borrow asset	—	(2,800)	—
Amortization of debt discount and deferred interest	2,216	1,079	447
Amortization of discount on available-for-sale securities	163	—	1
Depreciation	3,393	3,323	4,336
Loss/(gain) on disposal of property and equipment	8	(15)	(415)
Changes in operating assets and liabilities:
Receivables	(44)	(129)	10,000
Inventory	(282)	(3,447)	—
Prepaid expenses and other current assets	(822)	(601)	(203)
Other assets	—	—	200
Accounts payable	(1,990)	1,642	(1,456)
Accrued clinical trial expense and other accrued liabilities	654	1,122	559
Deferred revenues	413	(2,916)	(2,618)
Other liabilities	(754)	(1,539)	(4,215)

Net cash used in operating activities	(41,499)	(612)	(18,241)

Cash flows from investing activities:
Purchase of available-for-sale securities	(42,003)	(19,227)	—
Maturities of available-for-sale securities	30,840	10,650	2,000
Purchases of property and equipment	(2,363)	(1,784)	(452)
Proceeds from disposal of property and equipment	—	16	425

Net cash (used in) provided by investing activities	(13,526)	(10,345)	1,973

Cash flows from financing activities:
Proceeds from issuance of common stock, common stock warrants and exercise of stock options and stock purchase rights	5,878	6,583	35,242
Payment of contingent payment to Symphony Allegro Holdings, LLC	(251)	(10,313)	(5,000)
Change in restricted cash	(2,757)	5,051	(5,051)
Proceeds from financing obligations	50,830	15,000	—
Payments of financing obligations	(781)	(5,773)	(6,110)

Net cash provided by financing activities	52,919	10,548	19,081

Net (decrease) increase in cash and cash equivalents	(2,106)	(409)	2,813

Cash and cash equivalents at beginning of period	17,306	17,715	14,902
Cash and cash equivalents at end of period	$15,200	$17,306	$17,715

Supplemental disclosures of cash flow information
Cash paid for interest	$4,169	$863	$979

Non cash investing and financing activities:
Debt discount related to Teva Note	$—	$4,405	$—

Value of warrants issued with royalty securitization financing	$1,721	$—	$—

Value of the beneficial conversion feature related to borrowing against Teva Note	$1,032	$3,112	$—

Value of right to borrow asset reclassified as debt discount	$—	$2,800	$—

See accompanying notes

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

On October 27, 2014 we entered into an amendment to the Ferrer Agreement (See Note 8). Ferrer and we agreed to eliminate future potential milestone payments in exchange for Ferrer’s purchase of $8,000,000 of our common stock. Ferrer purchased 2,000,000 shares of our common stock for $4.00 per share. We classified $2,400,000 of the proceeds as deferred revenue and are recognizing the amount into revenue over the estimated performance period of the Ferrer Agreement (see Note 8).

Equity Financing Facility

In July 2012, we entered into a committed equity line of credit with Azimuth Opportunity, L.P., or Azimuth, pursuant to which we were granted the ability to sell up to $20,000,000 of our common stock over an approximately 24-month period pursuant to the terms of a Common Stock Purchase Agreement, or the Purchase Agreement. In addition to the foregoing amounts, in consideration for the performance of Azimuth’s obligations under the Purchase Agreement, we issued to Azimuth 80,429 shares of our common stock on July 23, 2012. In August and September 2012, we utilized a total of $13,600,000 under the facility by issuing 3,489,860 shares of our common stock to Azimuth at an average price of $3.88 per share, which resulted in $13,393,000 in net proceeds to us. In May 2013, we utilized the remaining $6,400,000 available under the facility by issuing 1,437,481 shares of our common stock to Azimuth at an average price of $4.48 per share, which resulted in $6,347,000 of net proceeds to us. Shares were issued to Azimuth at a discount of 5% to the volume-weighted average price of our common stock over a preceding period of trading days. Shares sold under this facility were sold pursuant to a shelf registration statement declared effective by the SEC on July 3, 2012.

2.    Need to Raise Additional Capital

We have incurred significant losses from operations since inception and expect losses to continue for the foreseeable future. As of December 31, 2014, we had cash, cash equivalents, marketable securities and restricted cash (see Note 3) of $37.5 million and working capital of $30.3 million. Our operating and capital plans call for cash expenditures to exceed these amounts for the next twelve months. We plan to raise additional capital to fund our operations and to develop our product candidates. We plan to finance our operations through the sale of equity securities, debt arrangements or partnership or licensing collaborations. Such funding may not be available or may be on terms that are not favorable to us. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. Based on our available cash resources and our expected cash usage, we estimate that we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015.

The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) by major security type and contingent consideration liability measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,674	$—	$—	$12,674
Corporate debt securities	—	24,617	—	24,617

Total assets	$12,674	$24,617	$—	$37,291

Liabilities
Contingent consideration liability	$—	$—	$30,800	$30,800

Total liabilities	$—	$—	$30,800	$30,800

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$11,345	$—	$—	$11,345
Corporate debt securities	—	12,003	—	12,003

Total assets	$11,345	$12,003	$—	$23,348

Liabilities
Contingent consideration liability	$—	$—	$39,200	$39,200

Total liabilities	$—	$—	$39,200	$39,200

Our available-for-sale debt securities are valued utilizing a multi-dimensional relational model. Inputs, listed in approximate order of priority for use when available, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. There were no transfers between Level 1 and Level 2 measurements during the year ended December 31, 2014, and there were no changes in our valuation technique.

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

We then assigned a probability to each of the cash flow scenarios based on several factors, including: the product candidate’s stage of development, preclinical and clinical results, technological risk related to the successful development of the different drug candidates, estimated market size, market risk and potential collaboration interest to determine a risk adjusted weighted average cash flow based on all of these scenarios. These probability and risk adjusted weighted average cash flows were then discounted utilizing our estimated weighted average cost of capital, or WACC. Our WACC considered our cash position, competition, risk of substitute products, and risk associated with the financing of the development projects. In 2013, we reduced the discount rate from 18.0% to 16.5% to reflect our then current estimated WACC. The change in discount rate increased the net loss for 2013 by approximately $3,600,000 or $0.22 per share. In 2014, we increased the discount rate from 16.5% to 20% to reflect our current estimated WACC. The change in discount rate decreased the net loss for 2014 by approximately $6.4 million or $0.36 per share. The increase in our discount rate reflects the impact of our current financial condition, market capitalization and our estimated increase in borrowing costs.

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

During the year ended December 31, 2013, we modified the assumptions regarding the timing and amount of certain cash flows primarily to reflect (i) the increased probability in the first quarter of 2013 that we would license the U.S. commercialization rights to ADASUVE to a third party, (ii) the impact of the licensing and the terms of the Teva Agreement in the second quarter of 2013, (iii) the change in the projected ADASUVE launch date to the first quarter of 2014 and (iv) the projected timing of certain future revenues and the potential expansion of the ADASUVE label. These changes in assumptions, the change in the discount rate in 2013 described above, and the effects of the passage of a year on the present value computation resulted in an increase to the net loss of $39,913,000, or $2.39 per share, for the year ended December 31, 2013.

During the year ended December 31, 2014, we modified the assumptions associated with the amount and timing of milestones and royalties projected for ADASUVE and AZ-002 and the probability that AZ-002 would be licensed or sold by us. These changes in assumptions, the change in the discount rate and the effects of the passage of a year on the present value computation resulted in a decrease to the net loss of $8,149,000, or $0.46 per share, for the year ended December 31, 2014.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the years ended December 31, 2014 and 2013 (in thousands).

	December 31,
	2014	2013
	(In thousands)
Beginning balance	$39,200	$9,600
Payments made	(251)	(10,313)
Adjustments to fair value measurement	(8,149)	39,913

Ending balance	$30,800	$39,200

The $10,313,000 of aggregate payments in 2013 were the result of our receipt of the $40,000,000 upfront payment from Teva (see Note 8) and our receipt of the $1,250,000 milestone payment from Ferrer associated with the launch of ADASUVE in Germany. The $251,000 of aggregate payment in 2014 was primarily the results of our receipt the $1,000,000 milestone payment from Ferrer associated with the launch of ADASUVE in Spain.

Financing Obligations

We have estimated the fair value of our financing obligations (see Note 7) using the net present value of the payments discounted at an interest rate that is consistent with our estimated current borrowing rate for similar long-term debt. We believe the estimates used to measure the fair value of the financing obligations constitute Level 3 inputs.

At December 31, 2014 and 2013, the estimated fair value of our financing obligations was $52,075,000 and $9,342,000, respectively and had book values of $63,767,000 and $11,524,000, respectively. Our payment commitments associated with these debt instruments may vary with changes in interest rates and are comprised of interest payments and principal payments. The estimated fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. In addition, the fair value of our royalty securitization financing will be affected by the timing and amount of royalties and milestones earned under the Teva Agreement.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist of cash, cash equivalents, marketable securities and restricted cash to the extent of the amounts recorded on the balance sheets. Our cash, cash equivalents and marketable securities are placed with high credit-quality U.S. financial institutions and issuers.

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

Restricted Cash

In March 2014, from the proceeds from the Royalty Securitization Financing (see Note 7), we established a $6,890,000 interest reserve account, which is classified as a noncurrent asset, to cover any potential shortfall in royalties and milestones received from Teva and quarterly interest payments. At December 31, 2014, $2,757,000 remained in the interest reserve account.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated life of the asset, generally three years for computer equipment, five years for manufacturing equipment and laboratory equipment and seven years for furniture. Leasehold improvements are amortized over the estimated useful life or the remaining lease term, whichever is shorter.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. Through December 31, 2014, we have not recognized any long-lived asset impairment.

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. Prior to the second quarter of 2013, our revenue consisted primarily of amounts earned from collaboration agreements and under research grants with the National Institutes of Health. Beginning in the second quarter of 2013, we also have revenue from product sales and beginning in the first quarter of 2014, we have royalty revenue.

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

Royalty revenue from our collaboration agreements is recognized as we receive information from our collaborators regarding product sales.

Significant management judgment is used in the determination of revenue to be recognized and the period in which it is recognized.

Inventory

Inventory is stated at standard cost, which approximates actual cost, determined on a first-in first-out basis, not in excess of market value. Inventory includes the direct costs incurred to manufacture products combined with allocated manufacturing overhead, which consists of indirect costs, including labor and facility overhead. We are in the early stages of commercialization and have incurred significantly higher than normal indirect costs in the production of our inventory due to start-up manufacturing costs and low production volumes. The carrying cost of inventory is reduced so as to not be in excess of the market value of the inventory as determined by the contractual transfer prices to Ferrer and Teva. The excess over the market value is expensed to cost of goods sold. All costs associated with the ADASUVE manufacturing process incurred prior to regulatory approval and the beginning of commercial manufacturing were expensed as a component of research and development expense. If information becomes available that suggests that all or certain of the inventory may not be realizable, we may be required to expense a portion, or all, of the capitalized inventory into cost of goods sold. Inventory, which is stated at the lower of cost or estimated market value, consists of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$3,677	$3,044
Work in process	—	—
Finished goods	52	403

Total inventory	$3,729	$3,447

Research and Development

Research and development expenses include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred.

Clinical development costs are a significant component of research and development expenses. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. We accrue and expense costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites.

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

Stock Options, Stock Purchase Rights and Restricted Stock Units

During the years ended December 31, 2014, 2013 and 2012, the weighted average fair value per share of the employee stock options, restricted stock units and stock purchase rights granted were:

	2014	2013	2012
Stock Options	$2.83	$3.46	$2.60
Restricted Stock Units	—	4.67	4.96
Stock Purchase Rights	1.32	1.76	3.86

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model. The Black-Scholes model requires the use of a number of highly subjective and complex assumptions in determining the fair value of stock-based awards as follows:

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

During the years ended December 31, 2014, 2013 and 2012, we calculated the estimated grant date fair value of stock options and stock purchase rights using the following assumptions:

	2014	2013	2012
Stock Option Plans
Weighted-average expected term	5.0 Years	5.0 Years	5.0 Years
Expected volatility	83%	99%	98%
Risk-free interest rate	1.66%	0.86%	0.62%
Dividend yield	0%	0%	0%
Employee Stock Purchase Plan
Weighted-average expected term	0.5 Years	0.5 Years	0.6 Years
Expected volatility	61%	80%	98%
Risk-free interest rate	0.86%	0.70%	0.14%
Dividend yield	0%	0%	0%

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

As of December 31, 2014, there was $3,020,000, $334,000 and $13,000 total unrecognized compensation costs related to non-vested stock option awards, restricted stock unit awards and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 2.7 years, 2.1 years and 0.3 years, respectively.

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under the current guidance. ASU 2014-15 is effective for us in the first quarter of 2016 with early adoption permitted. We do not believe the impact of adopting ASU 2014-15 on our results of operations or financial position.

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

4.    Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period less weighted average shares subject to repurchase, of which there were none in 2014, 2013 or 2012. Outstanding stock options, warrants, and unvested restricted stock units are not included in the diluted net loss per share calculation for the years ended December 31, 2014, 2013 and 2012 as the inclusion of such shares would have had an anti-dilutive effect. Potentially anti-dilutive securities include the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Outstanding stock options	2,429	1,657	840
Unvested restricted stock units	371	315	120
Warrants to purchase common stock	6,561	6,462	5,582
Convertible debt	4,803	651	—

5.    Cash Equivalents and Marketable Securities

The amortized cost, fair value and unrealized gain/(loss) for our financial assets by major security type as of December 31, 2014 and 2013 are as follows (in thousands):

December 31, 2014	Amortized Cost	Fair Value	Unrealized Gain/ (Loss)
Money market funds	$12,674	$12,674	$—
Corporate debt securities	24,620	24,617	(3)

Total	37,294	37,291	(3)
Less amounts classified as cash equivalents	(17,717)	(17,717)	—

Total marketable securities	$19,577	$19,574	$(3)

December 31, 2013	Amortized Cost	Fair Value	Unrealized Gain/( Loss)
Money market funds	$11,345	$11,345	$—
Corporate debt securities	12,002	12,003	1

Total	23,347	23,348	1
Less amounts classified as cash equivalents	(14,770)	(14,770)	—

Total marketable securities	$8,577	$8,578	$1

6.    Balance Sheet Components

Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
	(In thousands)
Lab equipment	$9,850	$9,035
Manufacturing equipment	11,239	10,502
Computer equipment and software	5,136	4,706
Furniture	816	816
Leasehold improvements	18,950	18,899

Property and equipment, gross	45,991	43,958
Less: accumulated depreciation	(32,038)	(28,967)

Property and equipment, net	$13,953	$14,991

Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
	(In thousands)
Accrued compensation	$2,781	$3,435
Accrued professional fees	1,144	796
Other	768	505

	$4,693	$4,736

7.    Commitments and Contingencies

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

Future minimum lease payments under non-cancelable operating leases, at December 31, 2014 were as follows (in thousands):

Lease Payments
2015	$3,197
2016	3,287
2017	3,386
2018	853
2019	—
Thereafter	—

Total minimum payments	$10,723

Rental expense for the years ended December 31, 2014 and 2013 was $1,953,000 and $2,286,000, respectively. Rental expense for the year ended December 31, 2012, net of sublease income and exclusive of the impact of reversing the deferred rent liability and acceleration of deprecation described above, was $1,972,000. We had no rental income from the sublease agreements during the years ended December 31, 2014 or 2013, and $340,000 for the year ended December 31, 2012.

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

In June 2010 and February 2011, we entered into agreements to amend the terms of the Manufacture Agreement, or the 2010 Amendment and the 2011 Amendment, respectively. Under the terms of the 2010 Amendment, we paid Autoliv $4.0 million and issued Autoliv a $4.0 million unsecured promissory note in return for a production line for the commercial manufacture of chemical heat packages. Each production line is comprised of two identical and self-sustaining “cells”, and the first such cell was completed, installed and qualified in connection with the 2010 Amendment. Under the terms of the 2011 Amendment, the original $4.0 million note was cancelled and a new unsecured promissory note with a reduced principal amount of $2.8 million, or the Second Note, was issued and production on the second cell ceased. The Second Note was paid in full in 2014.

In October 2013, Autoliv notified us that they were terminating, effective October 2016, the Manufacture Agreement. Upon termination of the Manufacture Agreement, we were to retain full ownership of the production equipment for commercial manufacture of chemical heat packages developed for us by Autoliv, and Autoliv’s obligations under the Manufacture Agreement will terminate in full.

In December 2014, we amended the Manufacture Agreement with Autoliv, or the 2014 Amendment. The 2014 Amendment states that the letter of termination we received in October 2013 is null, and that we and

Autoliv are extending the agreement through 2018. In addition, we have the right to engage a second source supplier and implement a manufacturing line transfer from Autoliv to manufacture and supply the chemical heat packages to us or our licensees.

Contingencies

From time to time, we are involved in lawsuits, arbitrations, claims, investigations and proceedings that arise in the ordinary course of business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No such provisions have been made for the the periods presented herein. Litigation and related matters are inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or on our cash flows and liquidity.

8.    Financing Obligations

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

The New Note bore interest beginning on January 1, 2011 at 8% per annum and was being paid in 48 consecutive and equal monthly installments of approximately $68,000. The New Note was paid in full in 2014.

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

As of the December 2014, we had fully drawn the $25,000,000 available under the Teva Note. At the time of the drawdowns, the contractual conversion price was less than the value of our common stock. As a result, at each draw down date, we calculated the value of the beneficial conversion feature of the convertible note and recorded an increase to additional paid-in-capital and a discount on the Teva Note which is being amortized to interest expense over the life of the borrowing. Additionally, at each draw, we reclassified the relative portion of the unamortized right-to-borrow asset, classified as an Other Asset, (see Note 8) against the Teva Note, which will is also being amortized to interest expense over the life of the borrowing.

As we drew on the Teva Note, the relative portion of the unamortized right-to-borrow is accounted for as a discount on the borrowing and will be amortized to interest expense over the life of the borrowing. In 2013, we drew down $15,000,000 against the Teva Note and reclassified $1,293,000 of the unamortized right-to-borrow as a discount on the borrowing to be amortized to interest expense over the life of the borrowing. In 2014, we drew down the remaining $10,000,000. The following table shows the effective interest rate for each drawdown after taking into consideration the beneficial ownership features and the right-to-borrow asset discount.

	Draw Amount	Beneficial Conversion Feature	Reclassified Unamortized Right-to- Borrow	Effective Interest Rate
September 2013	$10,000,000	$2,455,000	$900,000	14.2%
December 2013	5,000,000	657,000	393,000	10.2%
March 2014	5,000,000	883,000	318,000	11.6%
June 2014	5,000,000	148,000	252,000	6.6%

We recognized $216,000 and $752,000 of interest expense related to amortization of the right-to-borrow asset during the years ended December 31, 2014 and 2013, respectively.

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

From the proceeds of the transaction, we established a $6,890,000 interest reserve account, which is classified as a noncurrent asset, to cover any potential shortfall in interest payments. At December 31, 2014, $2,757,000 remained in the interest reserve account.

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

We valued the warrants issued to the Note holders utilizing the Black-Scholes valuation model with an assumed volatility of 87%, an estimated life of 5 years, a 1.54% risk-free interest rate and a dividend rate of 0%. The total value of the warrants, $1,721,000, was recognized as an increase to additional paid in capital and as a discount to the Notes. The Note discount is being amortized into interest expense over five-years. We incurred total fees and expenses of $4,171,000, which we recorded as a noncurrent Other Asset, and are amortizing into interest expense over a five-year period.

Future scheduled principal payments under the debt obligations as of December 31, 2014 are as follows (in thousands):

Total
2015	—
2016	—
2017	—
2018	25,000
Thereafter	—

Total	$25,000

The above table excludes any payments pursuant to the $45,000,000 from the Royalty Securitization Financing notes of our wholly-owned subsidiary, which have a legal maturity date in 2027. The principal payments by the subsidiary under the royalty securitization financing will be dependent upon the timing and amounts of royalties and milestone payments received under the Teva Agreement.

9.    License Agreements

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

For revenue recognition purposes, we viewed the Cypress Agreement as a multiple element arrangement. Multiple element arrangements are analyzed to determine whether the various performance obligations, or elements, can be separated or whether they must be accounted for as a single unit of accounting. We evaluated the Cypress Agreement to determine whether the delivered elements under the arrangement had value on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered items existed. We accounted for the deliverables as a single unit of accounting. We did not recognize revenues under the Cypress Agreement in 2014 or 2013 and recognized $1,259,000 of revenue under the Cypress Agreement in 2012. At December 31, 2014, we had no deferred revenues related to the Cypress Agreement.

Grupo Ferrer Internacional, S.A.

On October 5, 2011, we and Ferrer entered into the Ferrer Agreement to commercialize ADASUVE in Europe, Latin America, and the Commonwealth of Independent States countries, or the Ferrer Territories. Under the terms of the Ferrer Agreement, we received an upfront cash payment of $10,000,000, of which $5,000,000 was paid to the former stockholders of Allegro. The Ferrer Agreement provided for up to an additional $51,000,000 in additional milestone payments, contingent on approval of Marketing Authorization Applications, or MAAs, individual country commercial sales initiation and royalty payments based on cumulative net sales targets in the Ferrer Territories. We were responsible for the marketing authorization for ADASUVE. The application for marketing authorization was submitted to the European Medicines Agency, or EMA, for an opinion regarding the potential authorization of ADASUVE and subsequent decision by the European Commission, or EC. We are also responsible for all post-authorization clinical studies required by the EMA and EC. Ferrer will be responsible for satisfaction of all other regulatory and pricing requirements to market and sell ADASUVE in the Ferrer Territories. Ferrer will have the exclusive rights to commercialize the product in the Ferrer Territories. We will supply ADASUVE to Ferrer for all of its commercial sales, and will receive a specified per-unit transfer price paid in Euros. Either party may terminate the Ferrer Agreement for the other party’s uncured material breach or bankruptcy. The Ferrer Agreement continues in effect on a country-by-country basis until the later of the last to expire patent covering ADASUVE in such country or 12 years after first commercial sale. The Ferrer Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

In March 2012, we entered into an amendment to the Ferrer Agreement. We and Ferrer agreed to eliminate the potential MAA approval milestone payment in exchange for Ferrer’s purchase of 241,936 shares of our common stock for $12.40 per share for a total of $3,000,000, which reflected a premium on the fair value of our common stock of approximately $1,452,000.

In October 2014, we entered into an amendment to the Ferrer Agreement. We and Ferrer agreed to eliminate certain individual country commercial sales initiation milestone payments in exchange for Ferrer’s purchase of 2,000,000 shares of our common stock for $4.00 per share for a total of $8,000,000, which reflected a premium on the fair value of our common stock of approximately $2,400,000. In January 2015, we paid the former shareholders of Symphony Allegro $865,000 related to this stock sale.

We evaluated whether the delivered elements under the Ferrer Agreement have value on a stand-alone basis and allocated revenue to the identified units of accounting based on relative fair value. We determined that the license and the development and regulatory services are a single unit of accounting as the licenses were determined not to have stand-alone value. We have begun to deliver all elements of the arrangement and are recognizing the $10,000,000 upfront payment as revenue ratably over the estimated performance period of the agreement of four years. The $1,452,000 and $2,400,000 premiums received from the sale of common stock to Ferrer were additional consideration received pursuant to the Ferrer Agreement and does not pertain to a separate deliverable or element of the arrangement, and thus are being deferred and recognized as revenue in a manner consistent with the $10,000,000 upfront payment. As of December 31, 2014, Ferrer was our largest shareholder owning 11.55% of the total outstanding shares of our common stock.

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

In 2013, we received and recognized revenue on the first milestone in the amount of $1,250,000, of which $312,500 was paid to the former stockholders of Allegro (see Note 3). In 2014, we received and recognized revenue on the second milestone in the amount of $1,000,000, of which $250,000 was paid to the former stockholders of Allegro (see Note 3)

We recognized $1,987,000, $2,915,000, and $2,811,000 of license revenue related to the Ferrer Agreement in the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 we had deferred revenue of $5,513,000 related to the Ferrer Agreement.

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

We evaluated whether the delivered elements under the Teva Agreement have value on a stand-alone basis and allocated revenue to the identified units of accounting based on relative fair value. We determined that the license fees are a single unit of accounting and valued the license based on its best estimate of selling price, as VSOE and TPE of the selling price could not be determined. The selling price was estimated using discounted projected cash flows related to the licensed territory. We have delivered the license to Teva and recognized the $40,000,000 non-refundable upfront payment as revenue during 2013.

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

10.    Warrants

In May 2010, in conjunction with the Loan Agreement with Hercules, we issued to Hercules a five-year warrant to purchase 37,639 shares of our common stock at a price of $26.90 per share. The warrant expires in May 2015. At December 31, 2014, this warrant remained outstanding and exercisable.

In August 2010, we issued an aggregate of 668,518 shares of our common stock and warrants to purchase up to an additional 334,258 shares of our common stock in a registered direct offering. These securities were sold as units with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.5 of a share of common stock, at a purchase price of $27.00 per unit. The warrants are exercisable at $33.00 per share and expire in August 2015. At December 31, 2014, these warrants remained outstanding and exercisable.

In May 2011, we issued an aggregate of 1,192,703 shares of our common stock and warrants to purchase up to an additional 417,445 shares of our common stock in a registered direct offering. The warrants are exercisable at $17.55 per share and will expire in May 2016. At December 31, 2014, these warrants remained outstanding and exercisable.

In February 2012, we issued an aggregate of 4,400,000 shares of our common stock and warrants to purchase up to an additional 4,400,000 shares of our common stock in an underwritten public offering. The warrants are exercisable beginning February 24, 2013, at an exercise price of $5.00 per share, and will expire on February 23, 2017. At December 31, 2014, these warrants remained outstanding and exercisable.

In March 2014, in conjunction with the Royalty Securitization Financing, we issued to the debt holders a five-year warrant to purchase 345,661 shares of our common stock at a price of $0.01 per share. The warrant expires in March 2019. At December 31, 2014, these warrants remained outstanding and exercisable.

All outstanding warrants include a provision that allows the warrant holder to net share settle the warrant. In no circumstances will we issue shares in excess of the number of shares underlying the warrant. The outstanding warrants are classified as additional paid in capital and are indexed to our common stock.

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

Stock options granted under the 2005 Plan generally vest over 4 years, vesting is generally based on service time, and have a maximum contractual term of 10 years. Restricted stock units granted to non-employee directors, which are granted in lieu of paying director fees in cash, generally vest one year after the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest.

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

The following table sets forth the summary of option activity under our share-based compensation plans:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price

Balance as of January 1, 2014	2,121,504	$7.53
Options granted	778,800	4.30
Options exercised	(22,842)	3.49
Options forfeited	(790,242)	4.76
Options cancelled	(108,947)	13.26

Balance as of December 31, 2014	1,978,273	7.10

At December 31, 2014, options to exercise 861,443 shares of our common stock, at a weighted average exercise price of $10.71 were exercisable.

The intrinsic value of options exercised is calculated based on the difference between the exercise price and the quoted market price of our stock on the exercise date. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $26,000, $13,000, and $0, respectively. Options to exercise 23,019 shares of our common stock expired in 2014.

Information regarding the stock options outstanding at December 31, 2014 is summarized as follows:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value	Number of Shares	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
$1.34 — $3.32	99,200	9.77	$3,044	906	7.58	$—
$3.47 — $3.47	255,733	7.08	—	150,625	6.74	—
$3.50 — $4.38	247,363	8.66	—	57,302	7.52	—
$4.41 — $4.42	248,661	7.40	—	200,420	7.17	—
$4.43 — $4.56	84,700	8.94	—	15,110	8.04	—
$4.57 — $4.57	369,000	9.49	—	—	—	—
$4.58 — $5.11	219,567	8.62	—	62,788	8.40	—
$5.13 — $14.20	158,919	5.68	—	81,565	2.63	—
$15.30 — $117.00	295,130	5.20	—	292,727	5.19	—

	1,978,273	7.76	$3,044	861,443	6.12	$—

The intrinsic value noted in the table above is calculated as the difference between the market value per share as of December 31, 2014 and the exercise price of the shares. The market value per share as of December 31, 2014, the last trading date of 2014, was $1.49 as reported by The NASDAQ Stock Market.

Information with respect to unvested share units (restricted stock units) as of December 31, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	521,050	$4.67
Granted	—	—
Released	(31,825)	4.67
Forfeited	(408,175)	4.67

Outstanding at December 31, 2014	81,050	4.67

The total value of restricted stock units released during the years ended December 31, 2014, 2013, and 2012 was $136,000, $75,000, and $1,443,000, respectively.

We authorized shares of common stock for issuance under the 2005 Plan and the Directors’ Plan as follows.

Year	Number of Shares
2012	120,000
2013	2,319,812
2014	158,751

The shares authorized for issuance in 2013 include the annual reserve increase of 119,812 shares and the stockholder approved increase of 2,200,000 shares. As of December 31, 2014, 1,667,850 and 136,110 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.

On January 1, 2015 an additional 100,000 and 75,000 shares were authorized for issuance under the evergreen provisions of the 2005 Plan and the Directors’ Plan, respectively.

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

Pursuant to the ESPP, on January 1, 2014, 2013 and 2012 an additional 75,000, 75,000, and 72,136 shares, respectively, were reserved for issuance. We issued 70,226, 54,494, and 18,409 shares at weighted average prices of $2.82, $3.67, and $4.44 during the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, 79,406 shares were available for issuance under the ESPP.

On January 1, 2015 an additional 75,000 shares were reserved for issuance under the ESPP.

12.    401(k) Plan

We sponsor a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations. During the years ended December 31, 2014 and 2013, we matched a total of $128,000 and $96,000 employee contributions, respectively.

13.    Income Taxes

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

The reported amount of income tax expense (benefit) attributable to operations for the year differs from the amount that would result from applying domestic federal statutory tax rates to loss before income taxes from operations as summarized below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal tax benefit at statutory rate	$(12,489)	$(13,469)	$(9,512)
State tax benefit net of federal effect	(2,143)	(2,311)	(1,632)
Research and development credits	(560)	(532)	(254)
Other permanent differences	2	14	(30)
Share-based compensation	414	650	1,040
Adjustment to basis in subsidiary	(3,246)	15,899	(757)
Change in valuation allowance	16,946	(357)	11,016
Reduction of deferred tax asset attributed to expired net operating loss	1,076	106	—
carryforward
Other	—	—	129

Total	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The deferred tax assets were calculated using an effective tax rate of 40%. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2014	2013
Federal and state net operating loss carryforwards	$130,011	$114,643
Federal and state research and development credit carryforwards	15,536	14,977
Accrued liabilities	7,177	8,085
Capitalized research and development costs	16,027	13,845
Other	2,092	2,648

Total deferred tax assets	170,843	154,198
Valuation allowance	(170,843)	(154,198)

Net deferred tax assets	$—	$—

Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our net deferred tax assets. We primarily considered such factors as our history of operating losses, the nature of our deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, we do not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance (decreased) increased by approximately $16,645,000, $(272,000) and $10,552,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014 we had federal net operating loss carryforwards of approximately $331,586,000. We also had federal research and development tax credit carryforwards of approximately $10,441,000. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2020, if not utilized.

As of December 31, 2014, we had state net operating loss carryforwards of approximately $305,544,000 which will begin to expire in 2014. We also had state research and development tax credit carryforwards of approximately $7,720,000, which have no expiration.

As of December 31, 2014, approximately $1,393,000 of deferred tax assets is attributable to certain employee stock option deductions and the federal and state net operating loss carryforward has been adjusted accordingly. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

A limitation may apply to the use of the net operating loss and credit carryforwards, under provisions of the Internal Revenue Code that are applicable if we experience an “ownership change”. That may occur, for example, as a result of trading in our stock by institutional investors as well issuance of new equity. Should these limitations apply, the carryforwards would be subject to an annual limitation, resulting in a substantial reduction in the gross deferred tax assets before considering the valuation allowance. As of December 31, 2014, we have not performed an analysis to determine if our net operating loss and credit carryforwards would be subject to such limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2012	2,934
Additions based on tax positions taken during a prior period	—
Reductions based on tax positions taken during a prior period	(16)
Additions based on tax positions taken during the current period	96
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2012	3,014
Additions based on tax positions taken during a prior period	—
Reductions based on tax positions taken during a prior period	(231)
Additions based on tax positions taken during the current period	36
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2013	$2,819
Additions based on tax positions taken during a prior period	—
Reductions based on tax positions taken during a prior period	—
Additions based on tax positions taken during the current period	113
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—

Balance at December 31, 2014	$2,932

If we eventually are able to recognize these uncertain tax positions, the unrecognized tax benefits would not reduce the effective tax rate if we are applying a full valuation allowance against the deferred tax assets, as is our current policy.

We have not incurred any material tax interest or penalties as of December 31, 2014. We do not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. We are subject to taxation in the United States and various states jurisdictions. There are no other ongoing examinations by taxing authorities at this time. Our various tax years starting with 2000 to 2014 remain open in various taxing jurisdictions.

14.    Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

	Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2014
Revenues	$2,166	$1,484	$457	$1,454
Loss from operations	(8,803)	(11,349)	(10,040)	(7,264)
Net loss	(10,735)	(5,962)	(13,328)	(6,707)
Basic and diluted net loss per share	(0.62)	(0.34)	(0.77)	(0.35)
Fiscal 2013
Revenues	$729	$43,635	$2,166	$1,309
Loss from operations	(9,603)	31,069	(10,339)	(9,357)
Net loss	(20,712)	(799)	(12,412)	(5,692)
Basic and diluted net loss per share	(1.31)	(0.05)	(0.72)	(0.33)

During the quarter ended December 31, 2014, we reversed approximately $1,009,000 and $1,191,000 of share-based compensation that was recognized during the three quarters ended September 31, 2014 and the three years ended December 31, 2013, respectively, due to a reversal of share-based compensation related to the rescission of equity awards.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2014, the end of the period covered by this report, we carried out an evaluation, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on the above evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2014 due to the identification of a material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2013, the Company identified a material weakness related to the ineffective review and verification of internally prepared reports and analyses utilized in the financial closing process. During 2014, certain adjustments were identified by our external auditors, including adjustments with respect to the calculation of the fair value of our contingent consideration liability, that indicated a material weakness existed at December 31, 2014. The material weakness relates to our lack of resources in financial reporting roles with the appropriate skills to identify and assess financial accounting and reporting risks and to perform effective review during our financial statement close process.

This material weakness did not result in the restatement of prior quarterly or annually filed financial statements.

Remediation Plan

To remediate the material weakness described above, we have begun and will continue to implement remedial measures to improve and develop internal controls, processes and procedures in the financial statement close process and plan to improve our review of key inputs in the calculation of the fair value of the contingent consideration liability.

Changes in Internal Control Over Financial Reporting:

Other than the changes discussed above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Effective at the opening of business on March 4, 2015, we transferred the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market, following the approval of our listing application by the Listing Qualifications Staff of The Nasdaq Stock Market LLC. Our common stock will continue to trade under the symbol “ALXA”.

The Board of Directors and Shareholders

Alexza Pharmaceuticals, Inc.

We have audited Alexza Pharmaceuticals, Inc. internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Alexza Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s report on internal control over financial reporting. Management has identified a material weakness in the design and operation of the Company’s controls due to a lack of resources in financial reporting roles with the appropriate skills to identify and assess financial accounting and reporting risks and to perform effective review during the financial statement close process. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of loss and comprehensive loss, stockholders’ equity (deficit), and cash flows of Alexza Pharmaceuticals, Inc. and our report dated March 13, 2015 expressed an unqualified opinion thereon. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of those financial statements, and this report does not affect our report dated March 13, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Alexza Pharmaceuticals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP

Redwood City, California

March 13, 2015

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item concerning our directors is incorporated by reference to the information to be set forth in the sections entitled “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2014, or the Proxy Statement. The information required by this Item concerning our executive officers is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled “Executive Officers.” The information required by this item concerning compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics, the procedures by which security holders may recommend nominees for our board of directors and certain information related to our Audit and Ethics Committee is incorporated by reference to the information to be set forth in the sections entitled “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The following table gives information about equity awards under the 2005 Plan, the Directors’ Plan and the ESPP as of December 31, 2014:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,059,323	$6.82	1,883,366	(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	2,059,323	$6.82	1,883,366

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

(2)	Of these shares, 1,667,850 shares remained available as of December 31, 2014 under the 2005 Plan, 136,110 shares under the Directors’ Plan and 79,406 under the ESPP.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

See Index to Financial Statements under Item 8 on page 83

(a)  2.  Financial Statement Schedules

All schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

(a)  3.  Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation(23)
3.2	Certificate of Amendment to Restated Certificate of Incorporation(23)
3.3	Certificate of Amendment to Restated Certificate of Incorporation(23)
3.4	Amended and Restated Bylaws(1)
3.5	Amendment to Amended and Restated Bylaws(5)
4.1	Specimen Common Stock Certificate(23)
4.2	Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
4.3	Reference is made to exhibits 3.1, 3.2, 3.3, 3.4, and 3.5
10.1*	Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(7)
10.2*	Form of Amended Change of Control Agreement between Registrant and each of its officers (30)
10.3.1*	2005 Equity Incentive Plan, as amended(27)
10.3.2*	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)
10.3.3*	Form of Notice of Grant of Stock Options to 2005 Equity Incentive Plan(15)
10.3.4*	Form of Option Agreement to 2005 Equity Incentive Plan(15)
10.3.5*	Form of Option Agreement to 2005 Equity Incentive Plan(15)
10.3.6*	Form of Notice of Grant of Award and Stock Unit Award Agreement to 2005 Equity Incentive Plan(11)
10.4.1	2005 Non-Employee Directors’ Stock Option Plan(16)
10.4.2	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10.5.1*	2005 Employee Stock Purchase Plan, as amended(18)
10.6.1	Lease Agreement between the Brittania, LLC and Registrant dated August 25, 2006(2)
10.6.2	First Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated May 4, 2007(3)
10.6.3†	Second Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated August 28, 2007(4)
10.6.4	Partial Lease Termination Agreement between the Registrant and Britannia Hacienda VIII LLC dated February 7, 2012(21)
10.7.1†	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007(5)
10.7.2†	Amendment No. 1 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated June 30, 2010(12)
10.7.3†	Amendment No. 2 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated February 15, 2011(20)
10.7.4¿	Amendment No. 3 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated December 11, 2014
10.8	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated June 30, 2010(12)
10.9	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated February 15, 2011(20)
10.10	Stock and Warrant Purchase Agreement between Registrant and Biomedical Investment Fund Pte Ltd., dated March 26, 2008(6)

10.11	Warrant to Purchase shares of Common Stock issued to Biomedical Investment Fund Pte Ltd. dated March 27, 2008(6)
10.12	Amended and Restated Purchase Option Agreement by and among Registrant, Symphony Allegro Holdings LLC and Symphony Allegro, Inc. dated June 15, 2009(35)
10.13	Amended and Restated Registration Rights Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(8)
10.14	Letter Agreement among Registrant, Symphony Allegro Holdings LLC, Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC, dated August 26, 2009(9)
10.15	Securities Purchase Agreement by and among Registrant and the purchasers identified therein, dated September 29, 2009(10)
10.16	Form of Warrants to Purchase shares of Common Stock, dated October 5, 2009(10)
10.17	Warrant issued by Registrant to Hercules Technology Growth Capital, Inc. dated May 4, 2010(12)
10.18	Form of Warrant to Purchase Shares of Common Stock dated August 10, 2010(14)
10.19	Securities Purchase Agreement dated May 3, 2011(17)
10.20	Form of Warrant to Purchase Shares of Common Stock dated May 6, 2011(17)
10.21.1†	Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated October 5, 2011(21)
10.21.2	Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated March 5, 2012(21)
10.21.3¿	Second Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated November 26, 2013
10.21.4¿	Third Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated October 27, 2014
10.21.5¿	Stock Purchase Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated October 27, 2014
10.22	Form of Warrant to Purchase Shares of Common Stock dated February 23, 2012(19)
10.23*	Form of Retention Bonus letter agreement between Registrant and each of Thomas B. King, James V. Casella, and Mark K. Oki dated March 23, 2012(22)
10.24*	Form of Issuance of an Officer RSU Retention Grant letter agreement between Registrant and each of Thomas B. King, James V. Casella, and Mark K. Oki dated March 23, 2012(22)
10.25	Common Stock Purchase Agreement between Registrant and Azimuth Opportunity, L.P. dated July 20, 2012(24)
10.26	Summary of Compensation Arrangements with Non-Employee Directors(16)
10.27	Amendment to License & Development Agreement between Alexza Pharmaceuticals, Inc. and Royalty Pharma dated January 4, 2013(25)
10.28	License and Supply Agreement between Registrant and Teva Pharmaceuticals USA, Inc. dated May 7, 2013(29)
10.29	Convertible Promissory Note and Agreement to Lend between Registrant and Teva Pharmaceuticals USA, Inc. dated May 7, 2013(28)
10.30	2015 Cash Bonuse Plan. (31)
10.31	Form of Warrants dated March 18, 20114 (32)
10.32	Indenture dated March 18, 2014, by and between Atlas U.S. Royalty, LLC, a wholly-owned subsidiary of the registrant, and U.S. National Bank Association (33)
14.1	Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)

21.1¿	Subsidiaries of Registrant
23.1¿	Consent of Independent Registered Public Accounting Firm
24.1¿	Power of Attorney included on the signature pages hereto
31.1¿	Section 302 Certification of principal executive officer.
31.2¿	Section 302 Certification of principal financial officer.
32.1‡	Section 1350 Certifications of CEO and CFO.
101.INS	XBRL Instance Document (filed electronically herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).

*	Management contract or compensation plan or arrangement.

¿	Filed herewith

‡	Furnished herewith

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007.

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(6)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 26, 2008.

(7)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 14, 2008.

(8)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on June 26, 2009.

(9)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 26, 2009.

(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 30, 2009.

(11)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 10, 2009.

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on July 26, 2010.

(13)	Reserved.

(14)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 5, 2010.

(15)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 22, 2011.

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 6, 2013.

(17)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 3, 2011.

(18)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 2, 2011.

(19)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 17, 2012.

(20)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 15, 2011.

(21)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 12, 2012.

(22)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on May 10, 2012.

(23)	Incorporated by reference to exhibits to our Registration Statement on Form S-3 filed on June 26, 2012 (File No. 333-182341).

(24)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 23, 2012.

(25)	Incorporated by reference to our Annual Report on Form 10-K filed on March 26, 2013 (File No. 000-51820).

(26)	Reserved.

(27)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 22, 2013.

(28)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 14, 2013.

(29)	Incorporated by reference to our Quarterly Report on Form 10-Q/A (File No. 000-51820) as filed with the SEC on October 23, 2013.

(30)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 25, 2014.

(31)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February , 2015.

(32)	Incorporated by reference to our Quarterly Report on Form 10-Q/A (File No. 000-51820) as filed with the SEC on December 10, 2014

(33)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on May 5, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXZA PHARMACEUTICALS, INC.

By:	/S/ THOMAS B. KING
Thomas B. King
President and Chief Executive Officer

Dated: March 13, 2015

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

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2015.

Signature	Title
/s/ THOMAS B. KING Thomas B. King	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MARK K. OKI Mark K. Oki	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Accounting Officer, Principal Financial Officer)

/s/ J. KEVIN BUCHI J. Kevin Buchi	Director

/s/ DEEPIKA R. PAKIANATHAN Deepika R. Pakianathan	Director

/s/ J. LEIGHTON READ J. Leighton Read	Director

/s/ GORDON RINGOLD Gordon Ringold	Director

/s/ ISAAC STEIN Isaac Stein	Director

/s/ JOSEPH L. TURNER Joseph L. Turner	Director

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation(23)
3.2	Certificate of Amendment to Restated Certificate of Incorporation(23)
3.3	Certificate of Amendment to Restated Certificate of Incorporation(23)
3.4	Amended and Restated Bylaws(1)
3.5	Amendment to Amended and Restated Bylaws(5)
4.1	Specimen Common Stock Certificate(23)
4.2	Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
4.3	Reference is made to exhibits 3.1, 3.2, 3.3, 3.4, and 3.5
10.1*	Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(7)
10.2*	Form of Amended Change of Control Agreement between Registrant and each of its officers (30)
10.3.1*	2005 Equity Incentive Plan, as amended(27)
10.3.2*	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)
10.3.3*	Form of Notice of Grant of Stock Options to 2005 Equity Incentive Plan(15)
10.3.4*	Form of Option Agreement to 2005 Equity Incentive Plan(15)
10.3.5*	Form of Option Agreement to 2005 Equity Incentive Plan(15)
10.3.6*	Form of Notice of Grant of Award and Stock Unit Award Agreement to 2005 Equity Incentive Plan(11)
10.4.1	2005 Non-Employee Directors’ Stock Option Plan(16)
10.4.2	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10.5.1*	2005 Employee Stock Purchase Plan, as amended(18)
10.6.1	Lease Agreement between the Brittania, LLC and Registrant dated August 25, 2006(2)
10.6.2	First Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated May 4, 2007(3)
10.6.3†	Second Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated August 28, 2007(4)
10.6.4	Partial Lease Termination Agreement between the Registrant and Britannia Hacienda VIII LLC dated February 7, 2012(21)
10.7.1†	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007(5)
10.7.2†	Amendment No. 1 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated June 30, 2010(12)
10.7.3†	Amendment No. 2 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated February 15, 2011(20)
10.7.4¿†	Amendment No. 3 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated December 11, 2014
10.8	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated June 30, 2010(12)
10.9	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated February 15, 2011(20)

10.10	Stock and Warrant Purchase Agreement between Registrant and Biomedical Investment Fund Pte Ltd., dated March 26, 2008(6)
10.11	Warrant to Purchase shares of Common Stock issued to Biomedical Investment Fund Pte Ltd. dated March 27, 2008(6)
10.12	Amended and Restated Purchase Option Agreement by and among Registrant, Symphony Allegro Holdings LLC and Symphony Allegro, Inc. dated June 15, 2009(35)
10.13	Amended and Restated Registration Rights Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(8)
10.14	Letter Agreement among Registrant, Symphony Allegro Holdings LLC, Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC, dated August 26, 2009(9)
10.15	Securities Purchase Agreement by and among Registrant and the purchasers identified therein, dated September 29, 2009(10)
10.16	Form of Warrants to Purchase shares of Common Stock, dated October 5, 2009(10)
10.17	Warrant issued by Registrant to Hercules Technology Growth Capital, Inc. dated May 4, 2010(12)
10.18	Form of Warrant to Purchase Shares of Common Stock dated August 10, 2010(14)
10.19	Securities Purchase Agreement dated May 3, 2011(17)
10.20	Form of Warrant to Purchase Shares of Common Stock dated May 6, 2011(17)
10.21.1†	Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated October 5, 2011(21)
10.21.2	Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated March 5, 2012(21)
10.21.3¿	Second Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated November 26, 2013
10.21.4¿†	Third Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated October 27, 2014
10.21.5¿	Stock Purchase Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated October 27, 2014
10.22	Form of Warrant to Purchase Shares of Common Stock dated February 23, 2012(19)
10.23*	Form of Retention Bonus letter agreement between Registrant and each of Thomas B. King, James V. Casella, and Mark K. Oki dated March 23, 2012(22)
10.24*	Form of Issuance of an Officer RSU Retention Grant letter agreement between Registrant and each of Thomas B. King, James V. Casella, and Mark K. Oki dated March 23, 2012(22)
10.25	Common Stock Purchase Agreement between Registrant and Azimuth Opportunity, L.P. dated July 20, 2012(24)
10.26	Summary of Compensation Arrangements with Non-Employee Directors(16)
10.27	Amendment to License & Development Agreement between Alexza Pharmaceuticals, Inc. and Royalty Pharma dated January 4, 2013(25)
10.28	License and Supply Agreement between Registrant and Teva Pharmaceuticals USA, Inc. dated May 7, 2013(29)
10.29	Convertible Promissory Note and Agreement to Lend between Registrant and Teva Pharmaceuticals USA, Inc. dated May 7, 2013(28)
10.30	2015 Cash Bonus Plan. (31)
10.31	Form of Warrants dated March 18, 20114 (32)
10.32	Indenture dated March 18, 2014, by and between Atlas U.S. Royalty, LLC, a wholly-owned subsidiary of the registrant, and U.S. National Bank Association (33)

14.1	Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)
21.1¿	Subsidiaries of Registrant
23.1¿	Consent of Independent Registered Public Accounting Firm
24.1¿	Power of Attorney included on the signature pages hereto
31.1¿	Section 302 Certification of principal executive officer.
31.2¿	Section 302 Certification of principal financial officer.
32.1‡	Section 1350 Certifications of CEO and CFO.
101.INS	XBRL Instance Document (filed electronically herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).

*	Management contract or compensation plan or arrangement.

¿	Filed herewith

‡	Furnished herewith

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).

(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007.

(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.

(6)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 26, 2008.

(7)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 14, 2008.

(8)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on June 26, 2009.

(9)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 26, 2009.
(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 30, 2009.

(11)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 10, 2009.

(12)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on July 26, 2010.

(13)	Reserved.

(14)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 5, 2010.

(15)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 22, 2011.

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 6, 2013.

(17)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 3, 2011.

(18)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 2, 2011.

(19)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 17, 2012.

(20)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 15, 2011.

(21)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 12, 2012.

(22)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on May 10, 2012.

(23)	Incorporated by reference to exhibits to our Registration Statement on Form S-3 filed on June 26, 2012 (File No. 333-182341).

(24)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 23, 2012.

(25)	Incorporated by reference to our Annual Report on Form 10-K filed on March 26, 2013 (File No. 000-51820).

(26)	Reserved.

(27)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 22, 2013.

(28)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 14, 2013.

(29)	Incorporated by reference to our Quarterly Report on Form 10-Q/A (File No. 000-51820) as filed with the SEC on October 23, 2013.

(30)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 25, 2014.

(31)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February , 2015.

(32)	Incorporated by reference to our Quarterly Report on Form 10-Q/A (File No. 000-51820) as filed with the SEC on December 10, 2014

(33)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on May 5, 2014.