Form 10-Q
period 2015-03-31
Alexza Pharmaceuticals Inc.
filed 2015-05-11
CIK 1344413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Total number of shares of common stock outstanding as of May 1, 2015: 19,422,854.

ALEXZA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2015	December 31, 2014(1)
ASSETS
Current assets:
Cash and cash equivalents	$11,093	$15,200
Marketable securities	11,427	19,574
Receivables	99	173
Inventory	2,472	3,729
Prepaid expenses and other current assets	2,169	3,109

Total current assets	27,260	41,785

Property and equipment, net	11,693	13,953
Restricted cash	1,361	2,757
Other assets	2,856	3,065

Total assets	$43,170	$61,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,565	$1,799
Accrued clinical trial expenses	313	875
Other accrued expenses	3,113	4,693
Current portion of contingent consideration liability	800	1,700
Current portion of deferred revenue	2,450	2,450

Total current liabilities	8,241	11,517

Deferred rent	4,452	4,781
Noncurrent portion of contingent consideration liability	14,300	29,100
Noncurrent portion of deferred revenues	2,450	3,063
Noncurrent portion of financing obligations	64,157	63,767
Other noncurrent liabilities	1,237	985

Stockholders’ deficit:
Preferred stock	—	—
Common stock	2	2
Additional paid-in-capital	359,696	359,308
Accumulated other comprehensive loss	(1)	(3)
Accumulated deficit	(411,364)	(410,960)

Total stockholders’ deficit	(51,667)	(51,653)

Total liabilities and stockholders’ deficit	$43,170	$61,560

(1)	The condensed consolidated balance sheet at December 31, 2014 has been derived from audited consolidated financial statements at that date.

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue
Collaboration revenue	$618	$1,728
Product sales	87	438

Total revenue	705	2,166

Operating expenses:
Cost of goods sold	6,147	3,791
Research and development	3,824	3,130
General and administrative	3,737	4,048

Total operating expenses	13,708	10,969

Loss from operations	(13,003)	(8,803)

(Loss)/gain on change in fair value of contingent consideration liability	14,833	(1,150)
Interest and other income/ (expense), net	(5)	6
Interest expense	(2,229)	(788)

Net loss	$(404)	$(10,735)

Basic and diluted net loss per share	$(0.02)	$(0.62)

Shares used to compute basic and diluted net loss per share	19,750	17,282

Other Comprehensive Loss
Change in unrealized gain/ (loss) on marketable securities	2	(1)

Comprehensive loss	$(402)	$(10,736)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(404)	$(10,735)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	388	818
Change in fair value of contingent consideration liability	(14,833)	1,150
Amortization of debt discount, deferred interest and right-to-borrow asset	642	409
Amortization of premium (discount) on available-for-sale securities	50	2
Impairment of property and equipment	1,381	—
Depreciation and amortization	879	831
Changes in operating assets and liabilities:
Receivables	74	(149)
Inventory	1,257	(990)
Prepaid expenses and other current assets	731	(77)
Other assets	165	—
Accounts payable	(234)	(384)
Accrued clinical and other accrued liabilities	(2,140)	(1,346)
Deferred revenues	(613)	(428)
Other liabilities	(77)	(251)

Net cash used in operating activities	(12,734)	(11,150)

Cash flows from investing activities:
Purchase of available-for-sale securities	(5,442)	—
Maturities of available-for-sale securities	13,540	8,575
Purchases of property and equipment		(174)

Net cash provided by investing activities	8,098	8,401

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants and exercise of stock options and stock purchase rights	—	11
Change in restricted cash	1,396	(6,890)
Payment on contingent consideration liability	(867)	(250)
Proceeds from financing obligations, net of issuance costs	—	45,829
Payments of financing obligations	—	(189)

Net cash provided by financing activities	529	38,511

Net (decrease)/increase in cash and cash equivalents	(4,107)	35,762
Cash and cash equivalents at beginning of period	15,200	17,306

Cash and cash equivalents at end of period	$11,093	$53,068

Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Value of warrants issued with royalty securitization financing	$—	$1,721

Value of the beneficial conversion feature related to borrowings against the Teva Note	$—	$883

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim condensed consolidated financial information. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 13, 2015.

Basis of Consolidation

The unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

2. Need to Raise Additional Capital

We have incurred significant losses from operations since inception and expect losses to continue for the foreseeable future. As of March 31, 2015, we had cash, cash equivalents, marketable securities and restricted cash (see Note 4) of $23.9 million and working capital of $19.0 million. Our operating and capital plans call for cash expenditures to exceed these amounts over the next twelve months. We plan to raise additional capital to fund our operations and to develop our product candidates. We plan to finance our operations through partnership or licensing collaborations, the sale of equity securities or debt arrangements. Such funding may not be available or may be on terms that are not favorable to us. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. Based on our available cash resources and our expected cash usage, we estimate that we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015. Also, as discussed in Note 12, the Company plans to suspend manufacturing during the third quarter of 2015 in an effort to reduce its cash outflows.

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

Inventory

Inventory is stated at standard cost, which approximates actual cost, determined on a first-in first-out basis, not in excess of market value. Inventory includes the direct costs incurred to manufacture products combined with allocated manufacturing overhead, which consists of indirect costs, including labor and facility overhead. We are in the early stages of commercialization and have incurred significantly higher than normal indirect costs in the production of our inventory due to start-up manufacturing costs and low production volumes. The carrying cost of inventory is reduced so as to not be in excess of the market value of the inventory as determined by the contractual transfer prices to Ferrer and Teva. The excess over the market value is expensed to cost of goods sold. If information becomes available that suggests that all or certain of the inventory may not be realizable, we may be required to expense a portion, or all, of the capitalized inventory into cost of goods sold. Inventory, which is stated at the lower of cost or estimated market value, consists of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$1,788	$3,677
Work in process	8	—
Finished goods	676	52

Total inventory	$2,472	$3,729

As discussed in Note 12 below, during the three-months ended March 31, 2015, we recorded a reserve of $1,229,000 related to certain raw materials that, based on current ADASUVE sales, production, and related projections, will not be used prior to expiration.

Contingencies

From time to time, we are involved in lawsuits, arbitrations, claims, investigations and proceedings that arise in the ordinary course of business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No such provisions have been made for the periods presented herein. Litigation and related matters are inherently unpredictable. If any unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period or on our cash flows and liquidity.

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

In April 2015, the Financial Accounting Standards Board tentatively decided to defer the effective date of the standard for one year to annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.

We are evaluating the requirements of this guidance and have not yet determined the impact of its adoption on our consolidated financial position, results of operations and cash flows.

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents, marketable securities and restricted cash) by major security type and contingent consideration liability measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,525	$—	$—	$10,525
Corporate debt securities	—	13,173	—	13,173

Total assets	$10,525	$13,173	$—	$23,698

Liabilities
Contingent consideration liability	$—	$—	$15,100	$15,100

Total liabilities	$—	$—	$15,100	$15,100

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,674	$—	$—	$12,674
Corporate debt securities	—	24,617	—	24,617

Total assets	$12,674	$24,617	$—	$37,291

Liabilities
Contingent consideration liability	$—	$—	$30,800	$30,800

Total liabilities	$—	$—	$30,800	$30,800

Cash equivalents and marketable securities

The amortized cost, fair value and unrealized gain/(loss) for our financial assets by major security type as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

March 31, 2015	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$10,525	$10,525	$—
Corporate debt securities	13,174	13,173	(1)

Total	23,699	23,698	(1)
Less amounts classified as restricted cash	(1,361)	(1,361)	—
Less amounts classified as cash equivalents	(10,910)	(10,910)	—

Total marketable securities	$11,428	$11,427	$(1)

December 31, 2014	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$12,674	$12,674	$—
Corporate debt securities	24,620	24,617	(3)

Total	37,294	37,291	(3)
Less amounts classified as restricted cash	(2,757)	(2,757)	—
Less amounts classified as cash equivalents	(14,960)	(14,960)	—

Total marketable securities	$19,577	$19,574	$(3)

We had no sales of marketable securities during the three months ended March 31, 2015 or 2014.

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

The projected cash flow assumptions for ADASUVE in the United States are based on the License and Supply Agreement, or the Teva Agreement, between us and Teva (see Note 10) and on internally and externally developed product sales forecasts. The timing and extent of the projected cash flows for ADASUVE for Europe, Latin America and the Commonwealth of Independent States countries, or the Ferrer Territories, are based on the Collaboration, License and Supply Agreement, or Ferrer Agreement, between us and Ferrer (see Note 10). The timing and extent of the projected cash flows for the remaining territories for ADASUVE and worldwide territories for AZ-002 and AZ-104 were based on internal estimates for potential milestones and multiple product royalty scenarios and are also consistent in structure to the most recently negotiated collaboration agreements.

We then assigned a probability to each of the cash flow scenarios based on several factors, including: the product candidate’s stage of development, preclinical and clinical results, technological risk related to the successful development of the different drug candidates, estimated market size, market risk and potential collaboration interest to determine a risk adjusted weighted average cash flow based on all of these scenarios. For the three months ended March 31, 2014, these probability and risk adjusted weighted average cash flows were then discounted utilizing our estimated weighted average cost of capital, or WACC, of 16.5%. In the fourth quarter of 2014, we adjusted our WACC to 20%. Our WACC considered our cash position, competition, risk of substitute products, and risk associated with the financing of the development projects.

The fair value measurement of the contingent consideration liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 measurements are valued based on unobservable inputs that are supported by little or no market activity and reflect our assumptions in measuring fair value.

We record any changes in the fair value of the contingent consideration liability in earnings in the period of the change. Certain events including, but not limited to, the projected timing and terms of any collaboration agreement, clinical trial results, approval or non-approval of any future regulatory submissions and the commercial success of ADASUVE, AZ-104 or AZ-002 could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations and financial position for the impacted period.

During the three months ended March 31, 2015, we updated the discounted cash flow model to reflect adjusted ADASUVE sales projections and the projected timing of the receipt of certain milestone payments. As part of this process, we received updated projections from our collaboration partners in late March, 2015 that indicated sales of ADASUVE would be lower in 2015 and 2016 than had been anticipated in the various projections and scenarios used to estimate the contingent consideration liability in previous periods. As a result of these lower projected sales and the decision to suspend our commercial production operations (see Note 12), we reevaluated the rate at which we believe sales will increase, the amount of peak sales, the period of time it will take to reach peak sales, the number of years at which peak sales would be achieved, and the related impact on the amount and timing of related royalties and milestones to be received. This evaluation resulted in a decrease to projected sales and the related milestones and royalties under the high, medium, and low sales scenarios and a heavier weighting to the lower sales scenario. These changes on the discounted cash flow model resulted in a decrease to our net loss of $14,833,000, or $0.75 per share, for the three months ended March 31, 2015.

During the three months ended March 31, 2014, we updated the discounted cash flow model to reflect the passage of three months and adjusted the timing of the receipt of certain milestone payments. These changes on the discounted cash flow model resulted in an increase to our net loss of $1,150,000 or $0.07 per share, for the three months ended March 31, 2014.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$30,800	$39,200
Payments made	(867)	(250)
Adjustments to fair value measurement	(14,833)	1,150

Ending balance	$15,100	$40,100

Financing Obligations

We estimated the fair value of our financing obligations (see Note 8) using the net present value of the payments discounted at an interest rate that is consistent with our estimated current borrowing rate for similar long-term debt. We believe the estimates used to measure the fair value of the financing obligations constitute Level 3 inputs.

At March 31, 2015 and December 31, 2014, the estimated fair value of our financing obligations was $51,581,000 and $52,075,000, respectively and had book values of $64,157,000 and $63,767,000, respectively. Our payment commitments associated with these debt instruments may vary with changes in interest rates and are comprised of interest payments and principal payments. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

5. Share-Based Compensation Plans

The following table sets forth the summary of option activity under our share-based compensation plans (the 2005 Equity Incentive Plan, or 2005 Plan and the 2005 Non-Employee Director Stock Award Plan, or the Directors’ Plan) for the three months ended March 31, 2015:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	1,978,273	$7.10
Options granted	52,500	1.94
Options exercised	—	—
Options canceled	(182,521)	5.19

Outstanding at March 31, 2015	1,848,252	7.14

There were no options exercised during the three months ended March 31, 2015. The intrinsic value of options exercised during the three months ended March 31, 2014 was $5,000.

The following table sets forth the summary of restricted stock units, or RSUs, activity under our share-based compensation plans for the three months ended March 31, 2015:

	Number Of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2014	81,050	$4.67
Granted	—	—
Released	—	—
Forfeited	(2,925)	4.67

Outstanding at March 31, 2015	78,125	$4.67

At March 31, 2015, RSUs to purchase 21,875 shares of common stock were vested but unreleased. These RSUs will be released upon opening of the quarterly trading window in May 2015.

On January 1, 2015 and 2014 an additional 100,000 shares were authorized for issuance under the evergreen provisions of the 2005 Plan. On January 1, 2015 and 2014, an additional 75,000 shares and 58,751 shares, respectively, were authorized for issuance under the evergreen provisions of the Directors’ Plan.

As of March 31, 2015, 1,886,906 and 225,000 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.

2005 Employee Stock Purchase Plan

Pursuant to the 2005 Employee Stock Purchase Plan, or ESPP, an additional 75,000 shares were reserved for issuance on January 1, 2015 and 2014, respectively. We did not issue any shares under the ESPP during the three months ended March 31, 2015 or 2014. At March 31, 2015, 154,406 shares were available for issuance under the ESPP.

6. Share-Based Compensation

Employee Share-Based Awards

Compensation cost for employee share-based awards is based on the grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. We issue employee share-based awards in the form of stock options and restricted stock units under our equity incentive plans, and stock purchase rights under the ESPP (see Note 5).

Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units

During the three months ended March 31, 2015 and 2014, the per share weighted average fair value of employee stock options granted were as follows:

	Three Months Ended
	March 31,
	2015	2014
Stock options	$1.29	$3.69
Restricted stock units	—	—
Stock purchase rights	0.67	2.03

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended March 31,
	2015	2014
Stock Option Plans
Expected term	5.0 years	5.0 years
Expected volatility	85%	87%
Risk-free interest rate	1.40%	1.54%
Dividend yield	0%	0%

Employee Stock Purchase Plan
Expected term	0.5 years	0.5 years
Expected volatility	60%	92%
Risk-free interest rate	1.62%	1.37%
Dividend yield	0%	0%

The estimated fair value of restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. Our estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

As of March 31, 2015, there was $2,564,000, $290,000, and $3,000 of total unrecognized compensation expense related to unvested stock option awards, unvested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 2.5 years, 1.9 years, and 0.1 years, respectively.

Share-based compensation capitalized at March 31, 2015 was not material.

7. Net Loss per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share calculation for the three months ended March 31, 2015 and 2014 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2015	2014
Stock options	1,913,263	2,216,410
Restricted stock units	79,588	499,175
Warrants to purchase common stock	5,918,943	6,634,897
Convertible debt	5,382,363	3,933,151

8. Financing Obligations

Teva Pharmaceuticals USA, Inc.

In May 2013, concurrent with the Teva Agreement (see Note 10), we entered into a Convertible Promissory Note and Agreement to Lend, dated as of May 7, 2013, between us and Teva, or the Teva Note. Under the terms of the Teva Note, we had the ability, upon written notice to Teva, draw upon the Teva Note to fund agreed operating budgets related to ADASUVE. The aggregate drawdowns totaled up to $25,000,000 and are due and payable, together with all interest, on the fifth anniversary of the signing of the Teva Note. We may prepay, from time to time, up to one-half of the total amounts advanced plus the related interest outstanding at any time prior to the maturity date. At any time prior to five days before the maturity date, Teva will have the right to convert the then outstanding amounts into shares of our common stock at a conversion price of $4.4833 per share. The Teva Note bears simple interest of 4% per year.

We had fully drawn the $25,000,000 available under the Teva Note as of December 31, 2014. At the time of the drawdowns, the contractual conversion price was less than the value of our common stock. As a result, at each draw down date, we calculated the value of the beneficial conversion feature of the convertible note and recorded an increase to additional paid-in-capital and a discount on the Teva Note which is being amortized to interest expense over the life of the borrowing. Additionally, at each draw, we reclassified the relative portion of the unamortized right-to-borrow asset, classified as an Other Asset, against the Teva Note, which will is also being amortized to interest expense over the life of the borrowing.

As we drew on the Teva Note, the relative portion of the unamortized right-to-borrow was accounted for as a discount on the borrowing and is being amortized to interest expense over the life of the borrowing. The following table shows the effective interest rate for each drawdown after taking into consideration the beneficial ownership features and the right-to-borrow asset discount.

	Draw Amount	Beneficial Conversion Feature	Reclassified Unamortized Right-to- Borrow	Effective Interest Rate
September 2013	$10,000,000	$2,455,000	$900,000	14.2%
December 2013	5,000,000	657,000	393,000	10.2%
March 2014	5,000,000	883,000	318,000	11.6%
June 2014	5,000,000	148,000	252,000	6.6%

We recognized $216,000 of interest expense related to amortization of the right-to-borrow asset during the three months ended March 31, 2014. As of December 31, 2014, all of the right-to-borrow asset had been reclassified against the Teva note.

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

The Notes are secured by the right to receive royalty and milestone payments under the Teva Agreement and our equity ownership in the wholly-owned subsidiary. The Notes have no other recourse to us. The Notes may not be redeemed at our option until after March 18, 2016, and may be redeemed after that date subject to the achievement of certain milestones and the payment of a redemption premium for any redemption occurring prior to March 19, 2019. The Notes are not convertible into Alexza equity, nor have we guaranteed them. From the proceeds of the transaction, we established a $6,890,000 interest reserve account, which is classified as a noncurrent asset, to cover any potential shortfall in interest payments. At March 31, 2015, $1,361,000 remains in the interest reserve account.

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

Future Scheduled Payments

Future scheduled principal payments under our various debt obligations as of March 31, 2015 are as follows (in thousands):

Total
2015 - remaining 9 months	—
2016	—
2017	—
2018	25,000
Thereafter	—

Total	$25,000

The above table excludes any payments pursuant to the $45,000,000 from the royalty securitization financing notes of our wholly-owned subsidiary, which have a legal maturity date in 2027. The principal payments by the subsidiary under the royalty securitization financing will be dependent upon the timing and amounts of royalties and milestone payments received under the Teva Agreement.

9. Facility Leases

We lease a building in Mountain View, California which we began to occupy in the fourth quarter of 2007. We recognize rental expense on the facility on a straight line basis over the initial term of the lease. Differences between the straight line rent expense and rent payments are classified as deferred rent liability on the balance sheet. The lease for the building expires on March 31, 2018, and we have two options to extend the lease for five years each.

10. License Agreements

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

We evaluated whether the delivered elements under the Ferrer Agreement have value on a stand-alone basis and allocated revenue to the identified units of accounting based on relative fair value. We determined that the license and the development and regulatory services are a single unit of accounting as the licenses were determined not to have stand-alone value. We have begun to deliver all elements of the arrangement and are recognizing the $10,000,000 upfront payment as revenue ratably over the estimated performance period of the agreement of four years. The $1,452,000 and $2,400,000 premiums received from the sales of common stock to Ferrer are additional consideration received pursuant to the Ferrer Agreement and does not pertain to a separate deliverable or element of the arrangement, and thus is being deferred and recognized as revenue in a manner consistent with the $10,000,000 upfront payment. During the three months ended March 31, 2015 and 2014, we recognized $613,000 and $729,000, respectively, in revenue and at March 31, 2015 had deferred revenue of $4,900,000 related to the upfront payment and premium received.

The Ferrer Agreement, as amended, provides for us to receive up to $41,500,000 of additional payments related to first commercial sales in nine identified countries and cumulative net sales targets in the Ferrer Territories. The cumulative net sales targets will be recognized as royalty revenue when each target is earned and payable to us. The first commercial sales payments in the nine identified countries were or will be recognized utilizing the milestone method of revenue recognition. We believe each of these milestones is substantive as there is uncertainty that the milestones will be met, the milestone can only be achieved as a result of our past performance and the achievement of the milestone will result in additional payment to us. We will recognize milestone revenue upon first commercial sales in each of these identified countries. In January 2014, we recognized revenue in the amount of $1,000,000 from a milestone payment for the first product sale in Spain, of which $250,000 was paid to the former stockholders of Allegro (see Note 4).

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

As described in Note 8, in connection with the Teva Agreement, we received a right-to-borrow under the Teva Note, which included the ability to draw on the Teva Note in amounts not to exceed $25,000,000, over a two year period, all of which had been drawn upon as of December 31, 2014. As outlined in Note 7, the Teva Note has a fixed conversion price and interest rate. This right-to-borrow was considered additional consideration provided by Teva to us pursuant to the Teva Agreement.

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

11. Autoliv Manufacturing and Supply Agreement

In November 2007, we entered into a Manufacturing and Supply Agreement, or the Manufacture Agreement, with Autoliv relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device, or the Chemical Heat Packages. Autoliv had developed these Chemical Heat Packages for us pursuant to a development agreement between Autoliv and us.

Subject to certain exceptions, Autoliv has agreed to manufacture, assemble and test the Chemical Heat Packages solely for us in conformance with our specifications. We pay Autoliv a specified purchase price, which varies based on annual quantities we order, per Chemical Heat Package delivered. Upon termination of the Manufacture Agreement, we were to retain full ownership of the production equipment for commercial manufacture of the Chemical Heat Packages developed for us by Autoliv, and Autoliv’s obligations under the Manufacture Agreement will terminate in full. In December 2014, we amended the Manufacture Agreement with Autoliv, or the 2014 Amendment through which we and Autoliv are extending the Manufacturing Agreement through 2018. In addition, we have the right to engage a second source supplier and implement a manufacturing line transfer from Autoliv to manufacture and supply the Chemical Heat Packages to us or our licensees.

We have contracted with Autoliv, through a third-party supplier, to build one additional manufacturing cell to manufacture chemical heat packages at a cost of approximately $2.4 million, or the New Cell. The New Cell was expected to be installed at Autoliv with the cell currently being utilized by Autoliv, or the Original Cell, to be installed at a second source supplier. Due to the Original Cell no longer being utilized and the uncertainty of the timing of engaging a second source supplier (see Note 12), we recorded additional cost of goods sold of $1,381,000 in the three months ended March 31, 2015 due to the impairment of the Original Cell. The $1,381,000 impairment reduced the carrying amount of this cell to $0, which we believe is the fair value of this equipment and is a level 3 fair value measurement. The equipment is specialized and was developed specifically for the manufacture of ADASUVE and would be of limited, if any, utility to a third-party. Thus, we concluded that given the decreased projections of ADASUVE sales and the related decline in production noted below in Note 12, as well as the limited ability to sell this equipment, that its fair value is $0. The New Cell will be utilized if and when commercial production resumes.

12. Manufacturing Operations

As a result of orders we requested, and Teva and Ferrer provided, we currently plan to produce ADASUVE until early in the third quarter of 2015. Once orders are filled and shipped, it is our intention to suspend ADASUVE commercial production operations. We plan for ADASUVE commercial production to resume as additional commercial product is required by Teva or Ferrer or any future partner. As we consider future commercial manufacturing strategies, we may also seek third parties who could manufacture ADASUVE units on a more efficient basis, possibly in multi-product facilities. During the three months ended March 31, 2015, we recorded additional cost of goods sold related to $1,229,000 of inventory with fixed expiration dates and $1,024,000 of prepayments made to the supplier of our lower housing assembly all of which are in excess of our expected production needs prior to the planned suspension of production operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding: the ability of us and our collaborators to effectively and profitably commercialize ADASUVE, estimated product revenues and royalties associated with the sales of ADASUVE, the timing of the commercial launch of ADASUVE in various countries, the adequacy of our capital to support our operations, our ability to raise additional funds and the potential terms of such potential financings, our collaborators’ ability to implement and assess the ADASUVE REMS program, the timing and outcome of the ADASUVE post-marketing studies, the prospects of our receiving approval to market ADASUVE in Latin America, the Commonwealth of Independent States countries and other countries, the efficiencies to be gained by the suspension of certain manufacturing operations, the implications of interim or final results of our other clinical trials, the progress and timing of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of our product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures and the sufficiency of our cash resources. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ADASUVE has been developed for the treatment of agitation associated with schizophrenia or bipolar disorder and has been approved for marketing in the United States by the U.S. Food and Drug Administration, or FDA, in the European Union, or EU, by the European Commission, or EC, and in certain countries in Latin America. In the United States, the EU and Latin America, ADASUVE is approved for similar indications. It is approved with a different number of dose strengths and has different risk mitigation and management plans in the United States, the EU and Latin America. ADASUVE is our only approved product.

We have two product candidates in active development. AZ-002 (Staccato alprazolam) is being developed for the management of epilepsy patients with acute repetitive seizures, sometimes called cluster seizures, or ARS. A Phase 2a proof-of-concept study for AZ-002 in patients with epilepsy was initiated in January 2015. AZ-007 (Staccato zaleplon) is being developed for the treatment of patients with middle of the night insomnia. Subject to securing additional funding, we expect to initiate a clinical study for AZ-007 in the second half of 2015.

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

We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balances at March 31, 2015, estimated product revenues, milestone payments associated with the sale of ADASUVE, and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations.

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

Commercialization Strategy Overview

Our global commercialization strategy for ADASUVE is to use strategic collaborations to commercialize ADASUVE. We currently have two commercialization collaborations, one with Teva and one with Ferrer. We are continuing to seek additional commercialization collaborations to commercialize ADASUVE in territories outside the United States and the Ferrer Territories.

In December 2012, the FDA approved our New Drug Application, or NDA, for Staccato loxapine, as ADASUVE (loxapine) Inhalation Powder 10 mg for the acute treatment of agitation associated with schizophrenia or bipolar I disorder in adults. In the United States, ADASUVE must be administered only in healthcare facilities enrolled in the ADASUVE REMS program that have immediate access on-site to equipment and personnel trained to manage acute bronchospasm, including advanced airway management (intubation and mechanical ventilation).We transferred the ADASUVE NDA and related regulatory documents to Teva in June 2013, together with responsibility for post-approval commitments and conditions related to the U.S. ADASUVE approval. In March 2014, Teva announced the U.S. launch of ADASUVE.

In February 2013, the European Commission, or the EC, granted marketing authorization for ADASUVE in the EU. ADASUVE, 4.5 mg and 9.1 mg inhalation powder loxapine, pre-dispensed, is authorized in the EU for the rapid control of mild-to-moderate agitation in adult patients with schizophrenia or bipolar disorder. The ADASUVE marketing authorization requires that patients receive regular treatment immediately after control of acute agitation symptoms, and that ADASUVE is administered only in a hospital setting under the supervision of a healthcare professional. The ADASUVE marketing authorization also states that a short- acting beta-agonist bronchodilator treatment should be available for treatment of possible severe respiratory side-effects, such as bronchospasm. The marketing authorization for ADASUVE is valid in all 28 EU Member States, plus Iceland, Liechtenstein and Norway. Beginning in August 2014, Ferrer began to receive individual country approvals in Latin America. As of March 31, 2015, Ferrer markets ADASUVE in fourteen European countries and one Latin American country (Austria, Czech Republic, Denmark, Finland, France, Germany, Guatemala, Latvia, Lithuania, Norway, Poland, Romania, Slovakia, Spain and Sweden). Ferrer has also received approval to market ADASUVE in seven additional Latin American countries. Ferrer anticipates additional EU Member States and Latin American country approvals and launches in 2015 and 2016.

We have primary responsibility for certain post-approval requirements outlined in the marketing authorisation for ADASUVE. Two of the five requirements have been completed and the data submitted to the European Medicines Agency, or the EMA. Work on the three additional requirements is ongoing.

ADASUVE is our only product approved for commercialization. If Teva is not able to successfully commercialize ADASUVE in the U.S., or if Ferrer is not able to successfully commercialize ADASUVE in the Ferrer Territories, our ability to generate revenue will be jeopardized and, consequently, our business will be seriously harmed.

Commercialization Strategy — Other Countries

We continue to seek additional strategic collaborators to commercialize ADASUVE in countries outside of the United States and the Ferrer Territories.

Commercial Production Update

We are responsible for the global commercial manufacturing of ADASUVE in our facility in Mountain View, California for commercialization in the United States, the Ferrer Territories and in any potential future territories. This facility has been inspected by the U.S. and EU competent authorities and operates under applicable U.S. and EU regulations.

During 2013 and 2014, Alexza completed production of ADASUVE for commercial launch and initial stocking, which did not utilize Alexza’s full manufacturing capacity. In collaboration with Teva and Ferrer, Alexza conducted an analysis to evaluate need for the product and cost-effective strategies for ADASUVE commercial production. The analysis included supply chain requirements, production volume and timelines, batch sizes and possible scenarios to make global production more efficient and cost-effective. Earlier this year, Teva and Ferrer provided longer-term, ADASUVE orders, allowing us to manufacture ADASUVE in a consistent manner to take advantage of the efficiencies of continued batch production. We plan to produce ADASUVE until early in the third quarter of 2015. Once orders are filled and shipped, it is our intention to suspend ADASUVE commercial production operations. We plan for ADASUVE commercial production to resume in the future as additional commercial product is required by Teva, Ferrer or any future partners. As we consider future commercial manufacturing strategies, we may also seek third parties who could manufacture ADASUVE units on a more efficient basis, possibly in multi-product facilities.

Product Candidate Development

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

AZ-007 (Staccato zaleplon) for Insomnia

We are developing AZ-007 for the treatment of middle of the night insomnia. Insomnia is the most prevalent sleep disorder, and we believe it affects at least 15% to 20% of the U.S. adult population, with some estimates of up to 50% of Americans reporting difficulty getting a good night’s sleep at least a few nights a week. Insomnia can be due to a variety of causes, including depression, grief or stress, menopause, age, shift work, or environmental disruption. Whatever the cause of insomnia, it can take its toll on both the afflicted and the non-afflicted. Sleep disturbances have a major negative impact on public health and economic productivity.

We believe there is a potentially large clinical need for a product which has the potential to lead to rapid and predictable onset of sleep in patients with middle of the night insomnia, coupled with a predictable duration of sleep and rapid, clear awakening. We believe that the potential of this clinical need to be satisfied by AZ-007 is based on the unique combination of our Staccato technology, to provide a fast and predictable onset of sleep based on rapid delivery of the drug, with zaleplon, a well-characterized sleep drug, with a short duration of action to provide for rapid, clear recovery.

We have completed Phase 1 testing for AZ-007. In the Phase 1 study, AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak drug concentration of 1.6 minutes. Pharmacodynamics, measured as sedation assessed on a 100 mm visual- analog scale, showed onset of effect as early as 2 minutes after dosing. In the second half of 2015, subject to securing additional funding, we plan to initiate a Phase 2 clinical study with AZ-007. The primary goal of this study will be to: (i) determine AZ-007’s effects and impact on sleep, as measured with polysomnography, (ii) to determine AZ-007’s residual effects after dosing, as measured in a driving simulator environment, and (iii) to collect additional safety data on AZ-007.

Financing update

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

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

Revenue

Revenues for the three months ended March 31, 2015 and 2014 were:

	Three Months Ended March 31,
	2015	2014
Product revenues	$87	$438
Amortization of upfront payments	613	728
Milestone revenue	—	1,000
Royalty revenue	5	—

Total revenues	$705	$2,166

Product Revenue We began shipping commercial units and recognizing revenue on ADASUVE product shipments to Ferrer in the second quarter of 2013 and to Teva in the fourth quarter of 2013. The decrease in 2015 was a result of the timing of shipment of product to Teva and Ferrer. Product revenue is expected to increase in the second and third quarters of 2015 as compared to the first quarter.

Amortization of Deferred Revenues The upfront payments received from our Collaboration, License and Supply Agreement with Ferrer, or the Ferrer Agreement are recognized as revenue over the period in which we complete our obligations under the agreement. The amount amortized can vary based on changes of the expected timing to complete our obligation and the receipt of any further upfront payments. Amortization of deferred revenues is expected to remaining consistent with first quarter levels.

Milestone Revenue The milestone earned in 2014 resulted from a payment earned under the Ferrer agreement related to the first commercial sale in Spain, no such milestones were earned in 2015.

Royalty Revenue Royalty revenue is earned under the Teva agreement for sales of ADASUVE in the U.S. Teva commercially launched ADASUVE in March 2014. We expect royalty revenue to increase from 2015 first quarter levels.

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

During 2013 and 2014, Alexza completed production of ADASUVE for commercial launch and initial stocking, which did not utilize Alexza’s full manufacturing capacity. In collaboration with Teva and Ferrer, Alexza conducted an analysis to evaluate need for the product and cost-effective strategies for ADASUVE commercial production. The analysis included supply chain requirements, production volume and timelines, batch sizes and possible scenarios to make global production more efficient and cost-effective. Earlier this year, Teva and Ferrer provided longer-term, ADASUVE orders, allowing us to manufacture ADASUVE in a consistent manner to take advantage of the efficiencies of continued batch production. We plan to produce ADASUVE until early in the third quarter of 2015. Once orders are filled and shipped, it is our intention to suspend ADASUVE commercial production operations. We plan for ADASUVE commercial production to resume in the future as additional commercial product is required by Teva, Ferrer or any future partners. As we consider future commercial manufacturing strategies, we may also seek third parties who could manufacture ADASUVE units on a more efficient basis, possibly in multi-product facilities. During the three months ended March 31, 2015, we recorded additional cost of goods sold related to $1.2 million of inventory with fixed expiration dates and $1.0 million of prepayments made to the supplier of our lower housing assembly all of which are in excess of our expected production needs prior to the planned suspension of production operations.

We contracted with Autoliv, through a third-party supplier, to build an additional manufacturing cell at a cost of approximately $2.4 million, or the New Cell. The New Cell was expected to be installed at Autoliv with the cell currently being utilized by Autoliv, or the Original Cell, to be installed at a second source supplier. Due to the Original Cell no longer being utilized and the uncertainty of the timing of engaging a second source supplier, we wrote down the Original Cell to $0, which resulted in an impairment of $1.4 million that was recognized as cost of goods sold in the three months ended March 31, 2015. The New Cell will be utilized if and when commercial production resumes.

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

Research and development expenses were $3.8 million and $3.1 million during the three months ended March 31, 2015 and 2014, respectively. The increase in research and development expenses in 2015 as compared to 2014 is primarily due to the start of the Phase 2a clinical trial for AZ-002 and continued work related to the MAA post-approval commitments. We expect that research and development expenses will remain consistent or increase slightly over the remaining three quarters of 2015 due to anticipated clinical expenses related to the continued development of AZ-002, the continued work related to the MAA post-approval commitments and, if financing is secured, expenses related to the clinical development of AZ-007.

General and Administrative Expenses

General and administrative expenses were at $3.7 million and $4.0 million during the three months ended March 31, 2015 and 2014, respectively. This decrease was primarily due to a decrease in share-based compensation expense. We expect general and administrative expenses over the remaining three quarters of 2015 to remain consistent with first quarter levels.

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

During the three months ended March 31, 2015 we updated the contingent liability fair value model primarily to reflect the projected uptake of ADASUVE in the U.S. market. As part of this process, we received updated projections from our collaboration partners in the first quarter of 2015 that indicated sales of ADASUVE would be lower in 2015 and 2016 than had been anticipated in the various projections and scenarios used to estimate the contingent consideration liability in previous periods. As a result of these lower projected sales and the decision to suspend our commercial production operations, we reevaluated the rate at which we believe sales will increase, the amount of peak sales, the period of time it will take to reach peak sales, the number of years at which peak sales would be achieved, and the related impact on the amount and timing of related royalties and milestones to be received. This evaluation resulted in a decrease to projected sales and the related milestones and royalties under the high, medium and low sales scenarios and a heavier weighting to the lower sales scenario. The change in projected product uptake, and the projected related sales milestone payments, resulted in our recognizing a non-operating, non-cash gain of $14.8 million.

During the three months ended March 31, 2014, we updated the contingent liability fair value model primarily to reflect the expected timing of the receipt of certain milestone and the passage of three months on the discounted cash flow model.

Interest and Other Income/(Expense), Net

Interest and other income/(expense) was $(5,000) and $6,000 for the three months ended March 31, 2015 and 2014, respectively. The amounts generally represent income earned on our cash, cash equivalents, marketable securities and restricted cash. We expect interest income to remain nominal throughout 2015.

Interest Expense

Interest expense was $2.2 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. The amounts represent interest on our borrowings from Teva, the March 2014 royalty securitization financing in 2015, and, in 2014, borrowings from Autoliv ASP, Inc., or Autoliv. We expect interest expense to remain relatively consistent with the first quarter level.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, debt financings, revenues primarily from licensing agreements and government grants, and payments from Allegro. We have received additional funding from interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our 2005 Employee Stock Purchase Plan. As of March 31, 2015, we had $23.9 million in cash, cash equivalents, marketable securities and restricted cash. Our cash and cash equivalents balances are held in money market accounts, investment grade commercial paper and government-backed securities. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Cash Flows from Operating Activities. Net cash used in operating activities was $(12.7) million and $(11.2) million during the three months ended March 31, 2015 and 2014, respectively.

The net cash used in the three months ended March 31, 2015 primarily reflects the net loss of $0.4 million offset by the $14.8 million non-operating, non-cash gain related to the decrease in the contingent consideration liability, non-cash fixed asset impairment charge of $1.4 million, inventory write-off of $1.2 million, share-based compensation expense of $0.4 million and depreciation and amortization of $0.9 million. Cash flows from operating activities were also impacted by the decrease in accrued clinical and other accrued liabilities, primarily due to the payout of the amounts earned under the 2014 Cash Bonus Plan.

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

Cash Flows from Investing Activities. Net cash provided by investing activities was $8.1 million and $8.4 million during the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014 we had fixed asset acquisitions of $0 and $174,000, respectively. During the three months ended March 31, 2015 and 2014 we had maturities, net of purchases, of available-for-sale securities of $8.1 million and $8.6 million, respectively.

Cash Flows from Financing Activities. Net cash provided by financing activities was $0.5 million and $38.5 million during the three months ended March 31, 2015 and 2014, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our financing agreements. In the three months ended March 31, 2015, the change in our restricted cash balance decreased $1.4 million and we made payments of $0.9 million to the former stockholders of Symphony Allegro. In the three months ended March 31, 2014, we raised net proceeds of approximately $33.9 million through a royalty securitization financing and a drawdown of $5.0 million against the Teva Note. We made a $250,000 payment to the former shareholders of Symphony Allegro as a result of the $1.0 million milestone payment we received from Ferrer related to the first commercial sale in Spain. In addition, we made principal payments of $0.2 million on outstanding financing obligations.

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

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to successfully commercialize ADASUVE, perform our post-approval commitments to the FDA and EC, or continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs, or other operations. We may seek to raise additional funds through public or private financing, strategic collaborations or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Applicable listing standards may affect our ability to consummate certain types of offerings of our securities in the future. Our October 2014 private sale of unregistered shares to Ferrer involved the sale of 2,000,000 shares of our common stock. We paid $865,000 of the proceeds from Ferrer to the former stockholders of Symphony Allegro. Our March 2014 royalty securitization financing involved the issuance of warrants to purchase 345,661 shares of our common stock and requires interest payments by our wholly-owned subsidiary without recourse to us beginning in June 2014. Our February 2012 underwritten public offering involved the sale of 4,400,000 shares of our common stock and warrants to purchase an additional 4,400,000 shares of our common stock. If we raise funds through additional collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition, results of operations, and prospects.

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

In April 2014, we contracted with Autoliv, through a third-party supplier, to build an additional manufacturing cell at a cost of approximately $2.3 million. In December 2014, we amended the Manufacture Agreement with Autoliv, or the 2014 Amendment to extend the agreement through 2018. In addition, we have the right to engage a second source supplier and implement a manufacturing line transfer from Autoliv to manufacture and supply the chemical heat packages to us or our licensees.

Teva Note

On May 7, 2013 we entered into the Teva Note. Under the terms of the Teva Note, we received advances to fund an agreed operating budget related to ADASUVE. The aggregate advances totaled $25.0 million and are due and payable on the fifth anniversary of the Note, or the Maturity Date. The Teva Note bears interest at 4% per annum. Prior to the Maturity Date, we have the option to prepay up to one-half of the outstanding principal and accrued interest amount. On the Maturity Date, Teva has the option to convert the outstanding principal and accrued interest into Alexza common stock at a price of $4.4833 per share.

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

Future Minimum Payment Schedule

Our scheduled future minimum contractual payments including interest at March 31, 2015, are as follows (in thousands):

	Operating Lease Agreements	Financing Obligations	Total
2015 - remaining 9 months	2,461	—	2,461
2016	3,299	—	3,299
2017	3,386	—	3,386
2018	853	29,635	30,488
Thereafter	—	—	—

Total	$9,999	$29,635	$39,634

The above table excludes any payments pursuant to the $45,000,000 from the royalty securitization financing notes of our wholly-owned subsidiary, which have a legal maturity date in 2027. The principal payments by the subsidiary under the royalty securitization financing will be dependent upon the timing and amounts of royalties and milestone payments received under the Teva Agreement.

As part of our purchase of all of the outstanding equity of Allegro in August 2009, we agreed to pay to the former stockholders of Allegro certain percentages of cash payments that may be generated from future collaboration transactions pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam). In January 2014, we made a payment to the former stockholders of Allegro of $0.3 million as a result of the $1.0 million milestone payment we received from Ferrer. In January 2015, we made a payment stockholders of Allegro of $0.9 million as a result of the common stock sale to Ferrer in October 2014.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Off Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and restricted cash. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of March 31, 2015, we had cash, cash equivalents, marketable securities and restricted cash of $23.9 million. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

During the fourth quarter of 2014, we identified a material weakness related to the ineffective review and verification of internally prepared reports and analyses utilized in the financial statement closing process. This material weakness was identified during the quarter ended December 31, 2014. This material weakness did not result in the restatement of prior quarterly or annually filed financial statements.

Our management (with the participation of our chief executive officer, chief financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2015, our internal disclosure controls and procedures were effective at the reasonable assurance level, except as otherwise noted below.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met, except as noted above.

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

We have incurred significant losses from operations since our inception and expect losses to continue for the foreseeable future. As of March 31, 2015, we had cash, cash equivalents, marketable securities and restricted cash of $23.9 million and working capital of $19.0 million. We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balances at March 31, 2015, estimated product revenues, milestone payments associated with the sale of ADASUVE and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015. We have incurred significant losses from operations since our inception and expect losses to continue for the foreseeable future. In light of our ongoing costs, investments in ADASUVE manufacturing and product candidate development, and our projected working capital needs, we expect to need to source additional capital to finance our ongoing operations in the next twelve months. We may not be able to source sufficient capital on acceptable terms, or at all, to continue to pursue approval to commercialize ADASUVE in the United States or other countries, to continue development of our other product candidates or to continue operations. We plan to source additional capital which may be used to fund strategic initiatives, operations and working capital, or development of product candidates. In addition to product revenues, royalties and milestone payments, we may finance our operations through additional distribution or licensing collaborations, sale of equity securities, or utilization of debt arrangements. Such funding may not be available or may be on terms that are not favorable to us. Our inability to source capital as and when needed could have a negative impact on our financial condition, results of operations or our ability to execute on our strategic initiatives.

Our audited financial statements for the fiscal year ended December 31, 2014 and the quarter ended March 31, 2015 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our operating and capital plans for the next twelve months call for cash expenditure to exceed our current cash, cash equivalents, marketable securities, restricted cash and working capital. We concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses, raise additional funds, principally through additional corporate partnerships, the additional sales of our securities or debt financings to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

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

ADASUVE is our only product approved for marketing in the United States, the EU and certain Latin American countries, and our ability to generate revenue in the near term is entirely dependent upon sales of ADASUVE. We do not have any product approved for marketing outside of the United States, the EU or Latin America. We or our collaborators may not be able to successfully commercialize ADASUVE for a number of reasons, including:

•	we or our collaborators may not be able to establish or demonstrate in the medical community the safety and efficacy of ADASUVE and any potential advantages over existing therapeutics and products currently in clinical development;

•	doctors may be hesitant to prescribe ADASUVE until results from our post-approval studies are available or other long term data regarding efficacy and safety become available;

•	results from our post-approval studies may fail to verify the clinical benefit of ADASUVE for the treatment of agitation in patients with bipolar disorder and schizophrenia or may reveal unforeseen safety issues;

•	our limited experience in marketing, selling and distributing ADASUVE;

•	reimbursement and coverage policies of government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•	the relative price of ADASUVE as compared to alternative treatment options;

•	the reliability of our estimates, including the frequency of agitation in many patients with bipolar disorder and schizophrenia;

•	we or our collaborators may not have, or may not choose to dedicate, adequate financial or other resources to successfully commercialize ADASUVE; and

•	we may not be able to supply ADASUVE in commercial quantities or at acceptable costs.

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

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $0.4 million, $36.7 million, $39.6 million, and $28.0 million for the three months ended March 31, 2015 and the years ended December 31, 2014, 2013, and 2012, respectively. As of March 31, 2015, we had an accumulated deficit of $411.4 million and a stockholders’ deficit of $51.7 million. We expect to continue to incur substantial net losses and negative operating cash flow through at least 2016. These losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with the commercialization of ADASUVE by Teva and Ferrer, our ability to supply commercial quantities of ADASUVE, and conduct pharmaceutical product development, we are unable to predict accurately the timing or amount of future revenues or expenses, or when, or if, we will be able to achieve or maintain profitability. To date, we have not generated any significant product or royalty revenue. We have financed our operations primarily through the sale of equity securities, equipment financing, debt financing, collaboration and licensing agreements, and government grants. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Revenues from strategic collaborations are uncertain because we may not enter into any additional strategic collaborations or current collaborations may have different results than we anticipate. If we or our collaborators are unable to successfully commercialize ADASUVE or one or more of our product candidates or if sales revenue from ADASUVE or any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. ADASUVE sales will be difficult to predict from period to period. For example, we did not have any shipments of ADASUVE in the fourth quarter of 2014. Product sales recognized during the fourth quarter of 2014 represented units of ADASUVE that were shipped during the third quarter and accepted in the fourth quarter by our collaborators. We also plan to manufacture commercial units of ADASUVE through early third quarter 2015 and then suspend our commercial production operations until Teva and Ferrer requite additional production. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors, including:

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

We will need to source additional capital to fund our operations, to develop our product candidates and to support our commercial manufacturing activities. Our future capital requirements will be substantial and will depend on many factors including:

•	Teva’s success in commercializing ADASUVE in the United States;

•	Teva’s executing the ADASUVE REMS program to the satisfaction of the FDA;

•	Ferrer’s success in commercializing ADASUVE in the Ferrer Territories;

•	the terms and success of any future licensing arrangement that we may enter into for the commercial rights for ADASUVE outside the United States and the Ferrer Territories;

•	the development costs for our other product candidates;

•	the cost and timing of complying with our post-approval commitments;

•	the cost and timing of complying with the process for renewal of marketing authorization in the EU;

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the scope, rate of progress, results and costs of our commercial manufacturing activities;

•	payments received under our collaborations with Ferrer and Teva and any future strategic collaborations;

•	the continuation of the Ferrer and Teva collaborations under their agreed terms;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with commercializing our other product candidates, if they receive regulatory approval.

We believe that, based on our cash, cash equivalents, marketable securities and restricted cash balances at December 31, 2014, estimated product revenues and milestone payments associated with the sale of ADASUVE and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	continuation of our Teva and Ferrer collaborations;

•	no unexpected costs related to our commercial manufacturing activities; and

•	no unbudgeted growth in the number of our employees during this period.

We may never be able to generate a sufficient amount of product or royalty revenue to cover our expenses. We did not generate any product revenues until the second quarter of 2013 and did not generate any royalty revenues until the second quarter of 2014. We had no shipments of ADASUVE in the fourth quarter of 2014. Product sales recognized during the fourth quarter of 2014 represented units of ADASUVE that were shipped late in the third quarter and tested and accepted in the fourth quarter by our collaborators. We also plan to manufacture commercial units of ADASUVE through early third quarter 2015 and then suspend our commercial production operations until Teva and Ferrer requite additional production. In addition, any royalty and milestone payments payable under the Teva Agreement will first be applied to repaying principal and interest on the $45.0 million of non-recourse notes that our wholly-owned subsidiary issued in our March 2014 royalty securitization financing before we are able to utilize any royalty or milestone payments under the Teva Agreement for general corporate purposes. We did not recognize any royalty revenues during the second or third quarter of 2014. Until we generate sufficient revenues to cover expenses, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic collaborations or licensing arrangements. Any financing transaction may contain unfavorable terms. For example, the terms of certain warrants we have issued in previous financings could require us to pay warrant holders a significant portion of the proceeds in a change of control transaction, potentially materially reducing the proceeds available to holders of our common stock. If we source additional funds by issuing equity securities our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we source additional funds through strategic collaborations, we may be required to relinquish rights to ADASUVE, our product candidates or our technologies, or to grant licenses on terms that are not favorable to us. Complying with the terms of the foregoing rights and restrictions may make it more difficult to complete certain types of transactions and result in delays to our fundraising efforts.

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

In February 2013, the EC granted a marketing authorization for ADASUVE, as ADASUVE (Staccato loxapine) 4.5 mg or 9.1 mg, inhalation powder, pre-dispensed. In October 2011, we entered into a commercial collaboration with Ferrer pursuant to the Ferrer Agreement, to commercialize ADASUVE in the Ferrer Territories. Ferrer or its distributors currently markets ADASUVE in Austria, Denmark, Finland, France, Germany, Latvia, Lithuania, Norway, Poland, Romania, Spain, Sweden and Guatemala. We expect Ferrer to launch ADASUVE in additional countries in the Ferrer Territories in 2015 and 2016. If Ferrer is unable to commercialize ADASUVE successfully in the various Ferrer Territories or we are unable to fulfill the post-marketing authorization commitments that were required as part of the marketing authorization granted for ADASUVE in the EU, our revenue will suffer and our stock price may decline.

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

During 2013 and 2014, Alexza completed production of ADASUVE for commercial launch and initial stocking, which did not utilize Alexza’s full manufacturing capacity. In collaboration with Teva and Ferrer, Alexza conducted an analysis to evaluate need for the product and cost-effective strategies for ADASUVE commercial production. The analysis included supply chain requirements, production volume and timelines, batch sizes and possible scenarios to make global production more efficient and cost-effective. Earlier this year, Teva and Ferrer provided longer-term, ADASUVE orders, allowing us to manufacture ADASUVE in a consistent manner to take advantage of the efficiencies of continued batch production. We plan to produce ADASUVE until early in the third quarter of 2015. Once orders are filled and shipped, it is our intention to suspend ADASUVE commercial production operations. We plan for ADASUVE commercial production to resume in the future as additional commercial product is required by Teva, Ferrer or any future partners. As we consider future commercial manufacturing strategies, we may also seek third parties who could manufacture ADASUVE units on a more efficient basis, possibly in multi-product facilities.

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

Our common stock price has experienced large fluctuations. In addition, the trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to revenue ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:

•	the commercial success of ADASUVE in the United States and the Ferrer Territories;

•	our and our collaborators’ ability to complete and implement our post-approval commitments for ADASUVE;

•	the process and outcome of our post-approval commitments for ADASUVE;

•	our ability to manufacture ADASUVE at a cost-effective price;

•	changes to our manufacturing strategy;

•	actual or anticipated regulatory approvals or non-approvals of our product candidates or competing products;

•	actual or anticipated cash depletion of our financial resources;

•	actual or anticipated results and timing of our clinical trials;

•	changes in laws or regulations applicable to ADASUVE or our product candidates;

•	changes in the expected or actual timing of our development programs such as for AZ-002, including delays or cancellations of clinical trials for our product candidates;

•	period to period fluctuations in our operating results;

•	announcements of new technological innovations or new products by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the life science and biotechnology industries;

•	changes in the market valuations of other life science or biotechnology companies;

•	developments in domestic and international governmental policy or regulations;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	difficulty, or increased costs, associated with replacing Autoliv as the supplier of chemical heat packages for ADASUVE and other product candidates;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	sales of our common stock (or other securities) by us; and

•	sales and distributions of our common stock by our stockholders.

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

We will need to source additional capital to fund our operations to develop our product candidates. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in February 2012, we issued 4,400,000 shares of our common stock and warrants to purchase up to an additional 4,400,000 shares of our common stock in an underwritten public offering; in March 2012, we issued 241,936 shares of our common stock in a private placement to Ferrer; in July 2012 we issued 80,429 shares of our common stock to Azimuth in consideration for its execution and delivery of the Purchase Agreement; in August and September 2012, we issued an aggregate of 3,489,860 shares of our common stock to Azimuth under the Purchase Agreement; in May 2013, we issued 1,437,481 shares of our common stock to Azimuth under the Purchase Agreement; and in October 2014, we issued 2,000,000 shares of our common stock in a private placement to Ferrer. If we enter into other financing transactions in which we issue equity securities in the future, our existing common stockholders will experience immediate dilution upon any such issuance.

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

There can be no assurance that we will be successful in maintaining our listing of the Common Stock on The Nasdaq Capital Market. If we are not successful in maintaining our listing, it could impair the liquidity and market price of our Common Stock. In addition, the delisting of our Common Stock from a national exchange could materially adversely affect our ability to access capital markets. As of May 1, 2015, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $33.3 million, the total market value of our listed securities was $38.3 million and the closing bid price of our common stock was $1.971 per share. As of March 31, 2015, we had a stockholders’ deficit of $51.7 million.

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

Alexza Pharmaceuticals, Inc.
(Registrant)

May 11, 2015	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer
(principal executive officer)

May 11, 2015	/s/ Mark K. Oki
Mark K. Oki
Senior Vice President, Finance, Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.3	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (2)

3.5	Amendment to Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between the registrant and certain holders of Preferred Stock. (2)

4.2	Reference is made to exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

10.1*	2015 Cash Bonus Plan. (4)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1‡	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document (filed electronically herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).

*	Management contract or compensation plan or arrangement.
‡	Furnished herewith.
(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-3 (File No. 333-182341) as filed with the SEC on June 26, 2012.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(3)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 17, 2015.