Form 10-Q
period 2015-06-30
Alexza Pharmaceuticals Inc.
filed 2015-08-06
CIK 1344413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Total number of shares of common stock outstanding as of August 3, 2015: 19,444,729.

ALEXZA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2015	December 31, 2014(1)
ASSETS
Current assets:
Cash and cash equivalents	$12,193	$15,200
Marketable securities	3,503	19,574
Receivables	303	173
Inventory	1,407	3,729
Prepaid expenses and other current assets	1,565	3,109

Total current assets	18,971	41,785

Property and equipment, net	11,014	13,953
Restricted cash	—	2,757
Other assets	2,648	3,065

Total assets	$32,633	$61,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,618	$1,799
Accrued clinical trial expenses	689	875
Other accrued expenses	2,831	4,693
Current portion of contingent consideration liability	900	1,700
Current portion of deferred revenue	2,970	2,450

Total current liabilities	10,008	11,517

Deferred rent	4,106	4,781
Noncurrent portion of contingent consideration liability	15,000	29,100
Noncurrent portion of deferred revenues	1,424	3,063
Noncurrent portion of financing obligations	64,530	63,767
Other noncurrent liabilities	1,475	985

Stockholders’ deficit:
Preferred stock	—	—
Common stock	2	2
Additional paid-in-capital	359,902	359,308
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(423,814)	(410,960)

Total stockholders’ deficit	(63,910)	(51,653)

Total liabilities and stockholders’ deficit	$32,633	$61,560

(1)	The condensed consolidated balance sheet at December 31, 2014 has been derived from audited consolidated financial statements at that date.

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Collaboration revenue	$629	$368	$1,247	$2,097
Product sales	1,246	1,116	1,333	1,553

Total revenue	1,875	1,484	2,580	3,650

Operating expenses:
Cost of goods sold	4,132	4,903	10,279	8,694
Research and development	3,761	4,032	7,585	7,162
General and administrative	3,423	3,898	7,160	7,946

Total operating expenses	11,316	12,833	25,024	23,802

Loss from operations	(9,441)	(11,349)	(22,444)	(20,152)

(Loss)/gain on change in fair value of contingent consideration liability	(801)	7,599	14,032	6,449
Interest and other income/ (expense), net	(10)	2	(15)	8
Interest expense	(2,198)	(2,214)	(4,427)	(3,002)

Net loss	$(12,450)	$(5,962)	$(12,854)	$(16,697)

Basic and diluted net loss per share	$(0.63)	$(0.34)	$(0.65)	$(0.96)

Shares used to compute basic and diluted net loss per share	19,775	17,331	19,763	17,307

Other Comprehensive Loss
Change in unrealized gain/(loss) on marketable securities	1	2	3	1

Comprehensive loss	$(12,449)	$(5,960)	$(12,851)	$(16,696)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,854)	$(16,697)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	563	1,361
Change in fair value of contingent consideration liability	(14,032)	(6,449)
Amortization of debt discount, deferred interest and right-to-borrow asset	1,180	1,027
Amortization of premium on available-for-sale securities	80	50
Depreciation and amortization	1,602	1,670
Impairment of property and equipment	1,381	—
Changes in operating assets and liabilities:
Receivables	(130)	(889)
Inventory	2,322	(527)
Prepaid expenses and other current assets	1,544	(626)
Accounts payable	819	(1,134)
Accrued clinical and other accrued liabilities	(2,048)	(830)
Deferred revenues	(1,119)	(1,093)
Other liabilities	(185)	(468)

Net cash used in operating activities	(20,877)	(24,605)

Cash flows from investing activities:
Purchases of available-for-sale securities	(5,796)	(33,130)
Maturities of available-for-sale securities	21,790	8,575
Purchases of property and equipment	(44)	(2,461)

Net cash provided by (used in) investing activities	15,950	(27,016)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants and exercise of stock options and stock purchase rights	31	198
Change in restricted cash	2,757	(5,562)
Payment on contingent consideration liability	(868)	(251)
Proceeds from financing obligations, net of issuance costs	—	50,830
Payments of financing obligations	—	(383)

Net cash provided by financing activities	1,920	44,832

Net decrease in cash and cash equivalents	(3,007)	(6,789)
Cash and cash equivalents at beginning of period	15,200	17,306

Cash and cash equivalents at end of period	$12,193	$10,517

Supplemental Disclosure of Cash Flow Information
Non cash investing and financing activities:
Value of warrants issued with royalty securitization financing	$—	$1,721

Value of the beneficial conversion feature related to borrowings against the Teva Note	$—	$1,032

Value of right-to-borrow asset reclassified as debt discount	$—	$570

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim condensed consolidated financial information. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or any other future year.

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

2. Need to Raise Additional Capital

We have incurred significant losses from operations since inception and expect losses to continue for the foreseeable future. As of June 30, 2015, we had cash, cash equivalents, and marketable securities of $15.7 million and working capital of $9.0 million. Our operating and capital plans call for cash expenditures to exceed these amounts over the next twelve months. We plan to raise additional capital to fund our operations and to develop our product candidates. We plan to finance our operations through partnership or licensing collaborations, the sale of equity securities or debt arrangements. Such funding may not be available or may be on terms that are not favorable to us. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. Based on our available cash resources and our expected cash usage, we estimate that we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015. Also, as discussed in Note 12, we have changed our commercial manufacturing strategy and plan to complete any required ADASUVE production under our license and supply agreements with our collaborators, Grupo Ferrer Internacional, S.A., or Ferrer, and Teva Pharmaceuticals USA, Inc., or Teva in August 2015 and then suspend commercial manufacturing at that point in time.

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

Inventory

Inventory is stated at standard cost, which approximates actual cost, determined on a first-in first-out basis, not in excess of market value. Inventory includes the direct costs incurred to manufacture products combined with allocated manufacturing overhead, which consists of indirect costs, including labor and facility overhead. We are in the early stages of commercialization and have incurred significantly higher than normal indirect costs in the production of our inventory due to start-up manufacturing costs and low production volumes. The carrying cost of inventory is reduced so as to not be in excess of the market value of the inventory as determined by the contractual transfer prices to Ferrer and Teva. The excess over the market value is expensed to cost of goods sold. If information becomes available that suggests that all or certain of the inventory may not be realizable, we may be required to expense a portion, or all, of the capitalized inventory into cost of goods sold. Inventory, which is stated at the lower of cost or estimated market value, consists of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$1,025	$3,677
Work in process	79	—
Finished goods	303	52

Total inventory	$1,407	$3,729

As a result of Teva and Ferrer ADASUVE orders, we anticipate producing ADASUVE until the end of August 2015. Once these orders are produced, released and shipped, we plan to suspend ADASUVE commercial production operations. We plan to resume ADASUVE commercial production as additional commercial product is required by Teva, Ferrer or any future collaborators. We may also consider contracting with third party-manufacturers for ADASUVE if deemed more efficient, including third-party manufacturers with multi-product facilities. During the six months ended June 30, 2015, we recorded additional cost of goods sold related to $1,229,000 of inventory with fixed expiration dates and $1,024,000 of prepayments made to the supplier of our lower housing assembly all of which are in excess of our expected production needs prior to the planned suspension of commercial production operations.

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

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under the current guidance. ASU 2014-15 is effective for us in the first quarter of 2016 with early adoption permitted. We do not believe the impact of adopting ASU 2014-15 will have a material effect on our results of operations or financial position.

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

In May 2015, the Financial Accounting Standards Board, or FASB, issued a proposed Accounting Standards Update, or ASU, that would amend the Board’s May 2014 issued ASUNo. 2014-09, Revenue from Contracts with Customers (Topic 606), specifically the guidance on identifying performance obligations and the implementation guidance on licensing. The amendments are being made in response to feedback received by the FASB-IASB (International Accounting Standards Board) joint revenue recognition transition resource group, which was formed to address potential issues associated in the implementation of ASU 2014-09. The proposed amendments include (i) identifying performance obligations on immaterial promised goods or services, shipping and handling activities, and identifying when promises represent performance obligations, and (ii) licensing implantation guidance on determining the nature of an entity’s promise in granting a license and sales-based and usage-based royalties. Comments on the proposed ASU were due by June 30, 2015. We are evaluating the requirements of this guidance and have not yet determined the impact of its adoption on our consolidated financial position, results of operations and cash flows.

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents, marketable securities and restricted cash) by major security type and contingent consideration liability measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,916	$—	$—	$10,916
Corporate debt securities	—	4,003	—	4,003

Total assets	$10,916	$4,003	$—	$14,919

Liabilities
Contingent consideration liability	$—	$—	$15,900	$15,900

Total liabilities	$—	$—	$15,900	$15,900

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,674	$—	$—	$12,674
Corporate debt securities	—	24,617	—	24,617

Total assets	$12,674	$24,617	$—	$37,291

Liabilities
Contingent consideration liability	$—	$—	$30,800	$30,800

Total liabilities	$—	$—	$30,800	$30,800

Cash equivalents and marketable securities

The amortized cost, fair value and unrealized gain/(loss) for our financial assets by major security type as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

June 30, 2015	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$10,916	$10,916	$—
Corporate debt securities	4,003	4,003	—

Total	14,919	14,919	—
Less amounts classified as cash equivalents	(11,416)	(11,416)	—

Total marketable securities	$3,503	$3,503	$—

December 31, 2014	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$12,674	$12,674	$—
Corporate debt securities	24,620	24,617	(3)

Total	37,294	37,291	(3)
Less amounts classified as restricted cash	(2,757)	(2,757)	—
Less amounts classified as cash equivalents	(14,960)	(14,960)	—

Total marketable securities	$19,577	$19,574	$(3)

We had no sales of marketable securities during the three or six months ended June 30, 2015 or 2014.

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

During the six months ended June 30, 2015, we updated the discounted cash flow model to reflect adjusted ADASUVE sales projections and the projected timing of the receipt of certain milestone payments. As part of this process, we received updated projections from our collaborators in late March 2015 that indicated sales of ADASUVE would be lower in 2015 and 2016 than had been anticipated in the various projections and scenarios used to estimate the contingent consideration liability in previous periods. As a result of these lower projected sales and the decision to suspend our commercial production operations, we reevaluated the rate at which we believe sales will increase, the amount of peak sales, the period of time it will take to reach peak sales, the number of years at which peak sales would be achieved, and the related impact on the amount and timing of related royalties and milestones to be received. This evaluation resulted in a decrease to projected sales and the related milestones and royalties under the high, medium, and low sales scenarios and a heavier weighting to the lower sales scenario. During the three and six months ended June 30, 2015, we updated the discounted cash flow model to reflect the removal of certain milestone payments as a result of the June 2015 amendment to the Ferrer Agreement, the passage of one quarter, and the timing and amount of certain milestones. These items resulted in a decrease to the contingent consideration liability and a corresponding non-operating, non-cash gain of $14,032,000 or $0.71 per share, for the six months ended June 30, 2015, respectively and an increase to the contingent consideration liability and a corresponding non-operating, non-cash loss of $801,000 or $0.04 per share, for the three months ended June 30, 2015, respectively.

During the three and six months ended June 30, 2014, we modified the assumptions associated with the amount and timing of milestones and royalties projected for ADASUVE and AZ-002, the probability that AZ-002 would be licensed or sold by us, and the effects of the passage of three and six months on the present value computation. These items resulted in a decrease to the contingent consideration liability and a corresponding non-operating, non-cash gain of $7,599,000 and $6,449,000 or $0.44 and $0.37 per share, for the three and six months ended June 30, 2014, respectively.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$15,100	$40,100	$30,800	$39,200
Payments made	(1)	(1)	(868)	(251)
Adjustments to fair value measurement	801	(7,599)	(14,032)	(6,449)

Ending balance	$15,900	$32,500	$15,900	$32,500

Financing Obligations

We estimated the fair value of our financing obligations (see Note 8) using the net present value of the payments discounted at an interest rate that is consistent with our estimated current borrowing rate for similar long-term debt. We believe the estimates used to measure the fair value of the financing obligations constitute Level 3 inputs.

At June 30, 2015 and December 31, 2014, the estimated fair value of our financing obligations was $46,328,000 and $52,075,000, respectively and had book values of $64,530,000 and $63,767,000, respectively. Our payment commitments associated with these debt instruments may vary with changes in interest rates and are comprised of interest payments and principal payments. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

5. Share-Based Compensation Plans

2015 Equity Incentive Plan

In April 2015, our Board of Directors approved the 2015 Equity Incentive Plan, or the 2015 Plan, and authorized for issuance thereunder (i) an additional 1,000,000 shares of common stock plus (ii) the number of shares available for issuance pursuant to the grant of future awards under our 2005 Equity Incentive Plan determined as of the effective date of the 2015 Plan; plus (iii) the number of shares underlying outstanding stock awards granted under our previous stock option plans prior to the effective date of the 2015 Plan that expire or terminate for any reason prior to exercise or settlement, are forfeited or repurchased because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award. The 2015 Plan became effective upon the approval of the plan by our stockholders on June 23, 2015. Due to the effectiveness of our 2015 Plan, no additional awards will be made under our previous stock option plans. All outstanding awards under our previous stock option plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the applicable plan. Stock options issued under the 2015 Plan generally vest over 4 years; vesting is generally based on service time, and have a maximum contractual term of 10 years.

2015 Non-Employee Directors’ Stock Option Plan

In April 2015, our Board of Directors adopted the 2015 Non-Employee Directors’ Stock Option Plan, or the 2015 Directors’ Plan, and authorized for issuance thereunder and (i) an additional 250,000 shares of common stock plus (ii) the number of shares available for issuance pursuant to the grant of future awards under our previous non-employee directors stock option plan determined as of the effective date of the 2015 Directors’ Plan; plus (iii) the number of shares underlying outstanding stock awards granted under the our previous non-employee directors stock option plan prior to the effective date of the 2015 Directors’ Plan that expire or terminate for any reason prior to exercise or settlement, are forfeited or repurchased because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award. The 2015 Directors’ Plan became effective upon the approval of the plan by our stockholders on June 23, 2015. Due to the effectiveness of our 2015 Directors’ Plan, no additional awards will be made under our previous non-employee directors’ stock option plan. The 2015 Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors, which vest over four years and have a term of 10 years.

The following table sets forth the summary of option activity under our share-based compensation plans (the 2015 Plan, the 2005 Equity Incentive Plan, the 2015 Directors’ Plan and the 2005 Non-Employee Directors’ Stock Option Plan) for the six months ended June 30, 2015:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	1,978,273	$7.10
Options granted	243,500	1.70
Options exercised	—	—
Options canceled	(441,024)	5.80

Outstanding at June 30, 2015	1,780,749	6.68

There were no options exercised during the three and six months ended June 30, 2015. The intrinsic value of options exercised during the three and six months ended June 30, 2014 was $16,000 and $21,000, respectively.

The following table sets forth the summary of restricted stock units, or RSUs, activity under our share-based compensation plans for the six months ended June 30, 2015:

	Number Of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2015	81,050	$4.67
Granted	—	—
Released	(21,875)	4.67
Forfeited	(4,425)	4.67

Outstanding at June 30, 2015	54,750	$4.67

On January 1, 2015 and 2014 an additional 100,000 shares were authorized for issuance under the evergreen provisions of our 2005 Equity Incentive Plan. On January 1, 2015 and 2014, an additional 75,000 shares and 58,751 shares, respectively, were authorized for issuance under the evergreen provisions of the 2005 Non-Employee Directors’ Stock Option Plan.

As of June 30, 2015, 3,030,909 and 400,000 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively.

Employee Stock Purchase Plan

In April 2015, our Board of Directors adopted the 2015 Employee Stock Purchase Plan, or 2015 ESPP, and authorized for issuance thereunder (i) an additional 500,000 shares of our common stock plus (ii) the number of shares that remain available for issuance under our previous employee stock purchase plan after all outstanding purchase rights under our previous employee stock purchase plan are exercised. The 2015 ESPP allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The terms of any offering period under the 2015 ESPP will be determined by the Board. Purchases are generally made on the last trading day of each October and April. Employees may purchase shares at each purchase date at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower. Our 2005 Employee Stock Purchase Plan, or 2005 ESPP, will remain in effect until the conclusion of our current offering in October 2015.

Pursuant to the 2005 ESPP, an additional 75,000 shares were reserved for issuance on January 1, 2015 and 2014, respectively. We issued 18,157 shares at a weighted average price of $1.70 under the 2005 ESPP during the three and six months ended June 30, 2015 and 37,096 shares at a weighted average price of $3.63 under the 2005 ESPP during the three and six months ended June 30, 2014. At June 30, 2015, 136,249 shares were available for issuance under the 2005 ESPP. Any shares not purchased by our employees in the current offering under the 2005 ESPP will be added to the available reserve of 500,000 shares for the 2015 ESPP upon its effectiveness.

6. Share-Based Compensation

Employee Share-Based Awards

Compensation cost for employee share-based awards is based on the grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. We issue employee share-based awards in the form of stock options and restricted stock units under our equity incentive plans, and stock purchase rights under the 2005 ESPP and the 2015 ESPP (see Note 5).

Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units

During the three and six months ended June 30, 2015 and 2014, the per share weighted average fair value of employee stock options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$1.09	$2.95	$1.14	$3.20
Stock purchase rights	—	1.48	—	1.48

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock Option Plans
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	86%	82%	85%	84%
Risk-free interest rate	1.51%	1.65%	1.48%	1.61%
Dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility	80%	61%	80%	61%
Risk-free interest rate	0.09%	0.67%	0.09%	0.67%
Dividend yield	0%	0%	0%	0%

The estimated fair value of restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. Our estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

As of June 30, 2015, there was $1,616,000, $150,000, and $11,000 of total unrecognized compensation expense related to unvested stock option awards, unvested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 2.4 years, 1.6 years, and 0.3 years, respectively.

Share-based compensation capitalized at June 30, 2015 was not material.

7. Net Loss per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share calculation for the three and six months ended June 30, 2015 and 2014 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	1,814,501	2,584,615	1,869,091	2,430,244
Restricted stock units	66,438	435,388	71,308	463,942
Warrants to purchase common stock	5,900,124	6,807,727	5,906,397	6,692,507
Convertible debt	5,643,806	4,951,459	5,556,658	4,416,222

8. Financing Obligations

Teva Pharmaceuticals USA, Inc.

In May 2013, concurrent with the Teva Agreement (see Note 10), we entered into a Convertible Promissory Note and Agreement to Lend, dated as of May 7, 2013, between us and Teva, or the Teva Note. Under the terms of the Teva Note, we had the ability, upon written notice to Teva, to draw upon the Teva Note to fund agreed operating budgets related to ADASUVE. The aggregate drawdowns totaled up to $25,000,000 and are due and payable, together with all interest, on the fifth anniversary of the signing of the Teva Note. We may prepay, from time to time, up to one-half of the total amounts advanced plus the related interest outstanding at any time prior to the maturity date. At any time prior to five days before the maturity date, Teva will have the right to convert the then outstanding amounts into shares of our common stock at a conversion price of $4.4833 per share. The Teva Note bears simple interest of 4% per year.

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

We recognized $57,000 and $216, 0000 of interest expense related to amortization of the right-to-borrow asset during the three and six months ended June 30, 2014, respectively. As of December 31, 2014, all of the right-to-borrow asset had been reclassified against the Teva note.

In June 2015, we entered into an amendment to the Teva Note. Included in the amendment is a cessation of interest accrual during the suspension of the Company’s obligation to manufacture ADASUVE product for Teva from the date of the amendment to July 1, 2017, or the Suspension Period, with reinstatement of interest accrual if Teva submits a purchase order after July 1, 2017 and before December 31, 2017. In addition, the maturity date of the Teva Note is extended from May 7, 2018 to a new maturity date which includes the addition of the number of days in the Suspension Period. Also included in the amendment is a provision where we have the right to increase the loan amount under the Teva Note for reimbursement of the Company’s manufacturing facility rent through the Suspension Period, up to a maximum of $1,675,000. As a result of this amendment, the effective interest rate of the Teva Note, based on its current book value and revised interest terms and estimated maturity date, was reduced from 9.7% prior to the amendment to 5.2% after the amendment.

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

The Notes are secured by the right to receive royalty and milestone payments under the Teva Agreement and our equity ownership in the wholly-owned subsidiary. The Notes have no other recourse to us. The Notes may not be redeemed at our option until after March 18, 2016, and may be redeemed after that date subject to the achievement of certain milestones and the payment of a redemption premium for any redemption occurring prior to March 19, 2019. The Notes are not convertible into Alexza equity, nor have we guaranteed them. From the proceeds of the transaction, we established a $6,890,000 interest reserve account, which is classified as a noncurrent asset, to cover any potential shortfall in interest payments. At June 30, 2015, the full amount of the interest reserve account had been fully utilized.

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

Future Scheduled Payments

Future scheduled principal payments under our various debt obligations as of June 30, 2015 are as follows (in thousands

Total
2015 - remaining 6 months	$—
2016	—
2017	—
2018
2019	—
Thereafter	25,000

Total	$25,000

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

In June 2015, we entered into an amendment to the Ferrer Agreement. We and Ferrer agreed to: (i) transfer ownership of the MAA to Ferrer, whereby Ferrer becomes responsible for all post-approval requirements of the MAA, including the post-authorization safety study, the drug utilization study and the Phase 3 clinical trial for adolescents and all other related regulatory activities and costs associated with the ADASUVE MAA, (ii) provide Ferrer an option to manufacture ADASUVE in the Ferrer Territories as well as for use by us in territories other than the U.S., Canada, China, Hong Kong, Taiwan and Macao, and if Ferrer does not exercise this option, we have the right to assign the ADASUVE manufacturing right to a third party, subject to Ferrer’s written consent, not to be unreasonably withheld, (iii) eliminate the remaining milestones related to first commercial sales in selected countries, and (iv) provide Ferrer with the right to access technology and develop a Staccato product of their choice to commercialization in the Ferrer Territory, with Ferrer paying a fixed royalty percentage on all sales of new Staccato products developed by Ferrer. Effective upon the June 2015 Ferrer Amendment, the Ferrer territory includes the following countries: European Union, Croatia, Serbia, Bosnia and Herzegovina, Montenegro, Macedonia, Albania, Andorra, Liechtenstein, San Marino, Vaticano, Switzerland, Norway, Iceland, Argentina, Armenia, Azerbaijan, Belarus, Bolivia, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Georgia, Guatemala, Honduras, Kazakhstan, Kyrgyzstan, Mexico, Moldova, Nicaragua, Panama, Paraguay, Peru, Russia, Tajikistan, Turkey, Turkmenistan, Venezuela, Ukraine, Uruguay, Uzbekistan, Algeria, Bahrain, Egypt, Iran, Iraq, Israel, Jordan, Kuwait, Lebanon, Yemen, United Arab Emirates, Libya, Morocco, Oman, Palestine, Qatar, Saudi Arabia, Syria, Tunisia, Republic of Korea, Philippines and Thailand.

We evaluated whether the delivered elements under the Ferrer Agreement have value on a stand-alone basis and allocated revenue to the identified units of accounting based on relative fair value. We determined that the license and the development and regulatory services are a single unit of accounting as the licenses were determined not to have stand-alone value. We have begun to deliver all elements of the arrangement and are recognizing the $10,000,000 upfront payment as revenue ratably over the estimated performance period of the agreement of four years. The $1,452,000 and $2,400,000 premiums received from the sales of common stock to Ferrer are additional consideration received pursuant to the Ferrer Agreement and does not pertain to a separate deliverable or element of the arrangement, and thus is being deferred and recognized as revenue in a manner consistent with the $10,000,000 upfront payment. During the three and six months ended June 30, 2015, we recognized $630,000 and $1,242,000, respectively, and $364,000 and $1,093,000 during the three and six months ended June 30, 2014, respectively in revenue. At June 30, 2015, we had $4,272,000 of deferred revenue related to the Ferrer Agreement.

The Ferrer Agreement, as amended, provides for us to receive up to $40,000,000 of additional payments related to cumulative net sales targets in the Ferrer Territories. The cumulative net sales targets will be recognized as royalty revenue when each target is earned and payable to us. We believe each of these milestones is substantive as there is uncertainty that the milestones will be met, the milestone can only be achieved as a result of our past performance and the achievement of the milestone will result in additional payment to us. In January 2014, we recognized revenue in the amount of $1,000,000 from a milestone payment for the first product sale in Spain, of which $250,000 was paid to the former stockholders of Allegro (see Note 4).

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

In June 2015, we entered into an amendment to the Teva Agreement, or the Teva Amendment. The Teva Amendment provides for, among other matters: (i) suspension of our obligation to manufacture ADASUVE product during the Suspension Period, with reinstatement if Teva submits a purchase order after July 1, 2017 and before December 31, 2017; (ii) a right for Teva to manufacture ADASUVE product itself; (iii) provides for Teva to reasonably consent to our assignment of the manufacturing rights under the Teva Agreement to a third party; (iv) suspends certain commercialization obligations of Teva during the Suspension Period; (v) provides us the right to increase the loan amount under the Teva Note for reimbursement of the Company’s manufacturing facility rent through the Suspension Period, up to a maximum of $1,675,000; (vi) provides for consent by Teva, under certain conditions, to the sale of all of our ADASUVE manufacturing facility assets and any assignment of manufacturing rights and obligations by us to a third party; and (vii) if we have assigned, sublicensed, subcontracted, delegated or otherwise transferred our manufacturing rights to a third party, further provides for a right of first offer to Teva with respect to the sale of our ADASUVE manufacturing facility assets.

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

We have contracted with Autoliv, through a third-party supplier, to build one additional manufacturing cell to manufacture chemical heat packages at a cost of approximately $2.4 million, or the New Cell. The New Cell was expected to be installed at Autoliv with the cell currently being utilized by Autoliv, or the Original Cell, to be installed at a second source supplier. Due to the Original Cell no longer being utilized and the uncertainty of the timing of engaging a second source supplier (see Note 12), we recorded additional cost of goods sold of $1,381,000 in the three months ended March 31, 2015 due to the impairment of the Original Cell. The $1,381,000 impairment reduced the carrying amount of this cell to zero, which we believe is the fair value of this equipment and is a level 3 fair value measurement. The equipment is specialized and was developed specifically for the manufacture of ADASUVE and would be of limited, if any, utility to a third-party. Thus, we concluded that given the decreased projections of ADASUVE sales and the related decline in production noted below in Note 12, as well as the limited ability to sell this equipment, that its fair value is zero. The New Cell will be utilized if and when commercial production resumes.

12. Restructuring

As a result of Teva and Ferrer ADASUVE orders, we anticipate completing the production of ADASUVE by the end of August 2015. Once these orders are produced, released and shipped, we plan to suspend ADASUVE commercial manufacturing operations. We plan to resume ADASUVE commercial production as additional commercial product is required by our collaborators. We may also consider contracting with third party manufacturers for ADASUVE units if deemed more efficient, including third-party manufacturers with multi-product facilities. During the six months ended June 30, 2015, we recorded additional cost of goods sold related to $1,229,000 of inventory with fixed expiration dates and $1,024,000 of prepayments made to the supplier of our lower housing assembly all of which are in excess of our expected production needs prior to the planned suspension of commercial manufacturing operations.

As part of our restructuring plan, we have eliminated six employees in June 2015 with an aggregate cost of $203,000 in Severance Package. Upon suspension of our ADASUVE commercial production operations, we plan to eliminate 22 employee positions. Each affected employee will receive (i) severance payments equal to three months of salary plus an additional amount equal to one week of salary for each year of Alexza service in excess of five years; and (ii) three months of paid medical insurance premiums and outplacement services, or in total, the Severance Package. Employees who voluntarily terminate their employment prior to the completion of the ADASUVE commercial production commitments are not eligible for the Severance Package. The aggregate cost of the Severance Package for these individuals is estimated to be $738,000 and is being amortized over the period in which the employees are required to provide service. During the three months ended June 30, 2015, we recognized $248,000 of expense related to the Severance Package associated with commercial production employees. We expect to recognize the remaining expense during the three months ended September 30, 2015.

In addition, all non-officer employees and two non-executive officers received notification that their positions have been or may be eliminated if we are unable to obtain additional financing and further restructure our operations. Each of these employees and the two non-executive officers has received an approximate date in which their position would be eliminated if the financing and restructuring do not occur. Employees must remain through that date to receive their Severance Package. If the employee’s position is not eliminated, and the employee remains an employee through June 30, 2016, they will receive benefits substantially equivalent to the Severance Package. The aggregate cost of the Severance Package related to these employees is approximately $1,417,000 and is being amortized over the period in which the employees are expected to provide service. During the three months ended June 30, 2015, we recognized $384,000 of expense related to the Severance Package associated with these employees. We expect to recognize the remaining expense through at least December 31, 2015.

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

The names “Alexza Pharmaceuticals,” “Alexza,”“Staccato” and “ADASUVE” are trademarks of Alexza Pharmaceuticals, Inc. We have registered these trademarks with the U.S. Patent and Trademark Office and other international trademark offices. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

We have two product candidates in active development. AZ-002 (Staccato alprazolam) is being developed for the management of epilepsy patients with acute repetitive seizures, sometimes called cluster seizures, or ARS. A Phase 2a proof-of-concept study for AZ-002 in patients with epilepsy was initiated in January 2015. AZ-007 (Staccato zaleplon) is being developed for the treatment of patients with middle of the night insomnia. Subject to securing additional funding, we expect to initiate a clinical study for AZ-007 in the second half of 2015. We do not anticipate further development of AZ-007 without obtaining these additional capital resources.

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

We believe that, based on our cash, cash equivalents and marketable securities balances at June 30, 2015, estimated product revenues, milestone payments associated with the sale of ADASUVE, and our expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations.

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

In February 2013, the European Commission, or the EC, granted marketing authorization for ADASUVE in the EU. ADASUVE, 4.5 mg and 9.1 mg inhalation powder loxapine, pre-dispensed, is authorized in the EU for the rapid control of mild-to-moderate agitation in adult patients with schizophrenia or bipolar disorder. The ADASUVE marketing authorization requires that patients receive regular treatment immediately after control of acute agitation symptoms, and that ADASUVE is administered only in a hospital setting under the supervision of a healthcare professional. The ADASUVE marketing authorization also states that a short- acting beta-agonist bronchodilator treatment should be available for treatment of possible severe respiratory side-effects, such as bronchospasm. The marketing authorization for ADASUVE is valid in all 28 EU Member States, plus Iceland, Liechtenstein and Norway. Beginning in August 2014, Ferrer began to receive individual country approvals in Latin America. As of June 30, 2015, Ferrer or its distributors, currently markets ADASUVE in fifteen European countries and three Latin and South American countries(Argentina, Austria, Colombia, Czech Republic, Denmark, Finland, France, Germany, Guatemala, Hungary, Latvia, Lithuania, Norway, Poland, Romania, Slovakia, Spain and Sweden). Ferrer has also received approval to market ADASUVE in five additional Latin American countries. Ferrer anticipates additional EU Member States and Latin American country approvals and launches in 2015 and 2016.

We had primary responsibility for certain post-approval requirements outlined in the marketing authorisation for ADASUVE. Two of the five requirements have been completed and the data submitted to the European Medicines Agency, or the EMA. Work on the three additional requirements is ongoing. In June 2015, Ferrer assumed responsibility for these post-approval responsibilities, as discussed below.

In June 2015, we entered into an amendment to the Ferrer Agreement. We and Ferrer agreed to: (i) transfer ownership of the MAA to Ferrer, whereby Ferrer becomes responsible for all post-approval requirements of the MAA, including the post-authorization safety study, the drug utilization study and the Phase 3 clinical trial for adolescents and all other related regulatory activities and costs associated with the ADASUVE MAA, (ii) provide Ferrer an option to manufacture ADASUVE in the Ferrer Territories in its territory as well as for use by us in territories other than the U.S., Canada, China, Hong Kong, Taiwan and Macao, and if Ferrer does not exercise this option, we have the right to assign the ADASUVE manufacturing right to a third party, subject to Ferrer’s written consent, not to be unreasonably withheld, (iii) eliminate the remaining milestones related to first commercial sales in selected countries, and (iv) provide Ferrer with the right to access technology and develop a Staccato product of their choice to commercialization in the Ferrer Territory, with Ferrer paying a fixed royalty percentage on all sales of new Staccato products developed by Ferrer. Effective upon the June 2015 Ferrer Amendment, the Ferrer territory includes the following countries: European Union, Croatia, Serbia, Bosnia and Herzegovina, Montenegro, Macedonia, Albania, Andorra, Liechtenstein, San Marino, Vaticano, Switzerland, Norway, Iceland, Argentina, Armenia, Azerbaijan, Belarus, Bolivia, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Georgia, Guatemala, Honduras, Kazakhstan, Kyrgyzstan, Mexico, Moldova, Nicaragua, Panama, Paraguay, Peru, Russia, Tajikistan, Turkey, Turkmenistan, Venezuela, Ukraine, Uruguay, Uzbekistan, Algeria, Bahrain, Egypt, Iran, Iraq, Israel, Jordan, Kuwait, Lebanon, Yemen, United Arab Emirates, Libya, Morocco, Oman, Palestine, Qatar, Saudi Arabia, Syria, Tunisia, Republic of Korea, Philippines and Thailand.

In June 2015, we entered into an amendment to the Teva Agreement, or the Teva Amendment. The Teva Amendment provides for, among other matters: (i) suspension of our obligation to manufacture ADASUVE product during the prior to July 1, 2017, or the Suspension Period, with reinstatement if Teva submits a purchase order after July 1, 2017 and before December 31, 2017; (ii) a right for Teva to manufacture ADASUVE product itself; (iii) provides for Teva to reasonably consent to our assignment of the manufacturing rights under the

Teva Agreement to a third party; (iii) suspends certain commercialization obligations of Teva during the Suspension Period; (iv) provides us the right to increase the loan amount under the Teva Note for reimbursement of the Company’s manufacturing facility rent through the Suspension Period, up to a maximum of $1,675,000; (v) provides for consent by Teva, under certain conditions, to the sale of all of our ADASUVE manufacturing facility assets and any assignment of manufacturing rights and obligations by us to a third party; and (vi) if we have assigned, sublicensed, subcontracted, delegated or otherwise transferred our manufacturing rights to a third party, further provides for a right of first offer to Teva with respect to the sale of our ADASUVE manufacturing facility assets.

Commercialization Strategy — Other Countries

We continue to seek additional strategic collaborators to commercialize ADASUVE in countries outside of the United States and the Ferrer Territories.

Commercial Production Update

We are responsible for the global commercial manufacturing of ADASUVE in our facility in Mountain View, California for commercialization in the United States, the Ferrer Territories and in any potential future territories. This facility has been inspected by the U.S., EU and other country competent authorities and operates under applicable U.S., EU and other country regulations.

During 2013 and 2014, Alexza completed production of ADASUVE for commercial launch and initial stocking, which did not utilize Alexza’s full manufacturing capacity. In collaboration with Teva and Ferrer, Alexza conducted an analysis to evaluate forward-looking demand for the product and cost-effective strategies for ADASUVE commercial production. The analysis included supply chain requirements, production volume and timelines, batch sizes and possible scenarios to make global production more efficient and cost-effective. Earlier this year, Teva and Ferrer provided longer-term, ADASUVE orders, allowing us to manufacture ADASUVE in a consistent manner to take advantage of the efficiencies of continued batch production. We plan to produce ADASUVE until the end of August 2015. Total production for 2015 will be approximately 110,000 units. Once orders are filled and shipped, it is our intention to suspend ADASUVE commercial production operations. We plan for ADASUVE commercial production to resume in the future as additional commercial product is required by Teva, Ferrer or any future collaborators. We may also consider contracting with third party manufacturers for ADASUVE units if deemed more efficient, including third-party manufacturers with multi-product facilities.

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

We initiated a Phase 2a proof-of-concept study for AZ-002 in January 2015. The Phase 2a clinical trial is designed to be an in-clinic, randomized, double-blind, cross-over evaluation of patients with epilepsy. The primary aim of this study will be to assess the safety and pharmacodynamic electroencephalographic effects of a single dose of AZ-002 at different dose strengths. Data from this clinical trial are expected to serve as the basis for dose determination in potential future efficacy and safety clinical studies. We expect to have data from the study in the second half of 2015. We own full development and commercial rights to AZ-002.

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

We have completed Phase 1 testing for AZ-007. In the Phase 1 study, AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak drug concentration of 1.6 minutes. Pharmacodynamics, measured as sedation assessed on a 100 mm visual- analog scale, showed onset of effect as early as 2 minutes after dosing. In the second half of 2015, subject to securing additional funding, we plan to initiate a Phase 2 clinical study with AZ-007. The primary goal of this study will be to: (i) determine AZ-007’s effects and impact on sleep, as measured with polysomnography, (ii) to determine AZ-007’s residual effects after dosing, as measured in a driving simulator environment, and (iii) to collect additional safety data on AZ-007. We do not anticipate further development of AZ-007 without obtaining additional capital resources.

Financing update

In March 2014, we completed a royalty securitization financing, which consisted of a private placement to qualified institutional buyers and accredited institutional investors of $45.0 million of non-recourse notes issued by our wholly-owned subsidiary, or the Notes, and warrants to purchase 345,661 shares of our common stock at a price of $0.01 per share exercisable for five years from the date of issuance. The Notes bear interest at 12.25% per annum payable quarterly beginning June 15, 2014. All royalty and milestone payments received under the Teva Agreement, after paying interest, administrative fees, and any applicable taxes, will be applied to principal and interest payments on the Notes until the Notes have been paid in full. From the proceeds of the transaction, we established a $6.9 million interest reserve account to cover potential shortfall in interest payments. As of June 30, 2015, the interest reserve account has been fully utilized. Future payments of principal and interest on the Notes may be made from royalty revenues from sales in the U.S. of ADASUVE, as well as potential U.S. commercialization and regulatory milestone payments due to us. If the royalty and milestone payments are insufficient to cover the quarterly interest payments, we may, subject to certain conditions, pay the shortfall with available cash resources. The Notes are secured by the right to receive royalty and milestone payments under the Teva Agreement and our equity ownership in the wholly-owned subsidiary. The Notes have no other recourse to us. The Notes may not be redeemed at our option until after March 18, 2016, and may be redeemed after that date subject to the achievement of certain milestones and the payment of a redemption premium for any redemption occurring prior to March 19, 2019. The Notes are not convertible into Alexza equity, nor have we guaranteed them. After fees and expenses, the net proceeds to us were approximately $41 million before the establishment of the interest reserve account.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2015 and 2014

Revenue

Revenues for the three and six months ended June 30, 2015 and 2014 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product revenue	$1,245	$1,116	$1,332	$1,553
Milestone revenue	—	—	—	1,000
Amortization of upfront payments	630	364	1,242	1,093
Royalty revenue	—	4	6	4

Total revenues	$1,875	$1,484	$2,580	$3,650

Product Revenue We began shipping commercial units and recognizing revenue on ADASUVE product shipments to Ferrer in the second quarter of 2013 and to Teva in the fourth quarter of 2013. The decrease in 2015 was a result of the timing of shipment of product to Teva and Ferrer. Product revenue is expected to be approximately $0.6 million in the third quarter of 2015 and decrease to zero in the fourth quarter of 2015.

Amortization of Deferred Revenues The upfront payments received from our Collaboration, License and Supply Agreement with Ferrer, or the Ferrer Agreement are recognized as revenue over the period in which we complete our obligations under the agreement. The amount amortized can vary based on changes of the expected timing to complete our obligation and the receipt of any further upfront payments. Amortization of deferred revenues is expected to decrease slightly from first half levels.

Milestone Revenue The milestone earned in 2014 resulted from a payment earned under the Ferrer agreement related to the first commercial sale in Spain, no such milestones were earned in 2015.

Royalty Revenue Royalty revenue is earned under the Teva agreement for sales of ADASUVE in the U.S. Teva commercially launched ADASUVE in March 2014. We expect royalty revenue to increase in the second half of 2015 from 2015 first half levels.

Cost of Goods Sold

Costs of Goods Sold include the direct costs incurred to manufacture products sold combined with allocated manufacturing overhead, which consists of indirect costs, including labor and facility overhead. We are in the early stages of commercialization and have incurred significantly higher than normal indirect costs in the production of our inventory due to manufacturing start-up costs and low production volumes. The carrying cost of inventory is reduced so as to not be in excess of market value as determined by the contractual transfer prices to Ferrer and Teva. These amounts are expensed to cost of goods sold. Cost of goods sold consist mainly of excess manufacturing costs during the period in addition to the cost of the units shipped.

During 2013 and 2014, Alexza completed production of ADASUVE for commercial launch and initial stocking, which did not utilize Alexza’s full manufacturing capacity. In collaboration with Teva and Ferrer, Alexza conducted an analysis to evaluate need for the product and cost-effective strategies for ADASUVE commercial production. The analysis included supply chain requirements, production volume and timelines, batch sizes and possible scenarios to make global production more efficient and cost-effective. Earlier this year, Teva and Ferrer provided longer-term, ADASUVE orders, allowing us to manufacture ADASUVE in a consistent manner to take advantage of the efficiencies of continued batch production. We plan to produce ADASUVE until early in the third quarter of 2015. Once orders are filled and shipped, it is our intention to suspend ADASUVE commercial production operations. We plan for ADASUVE commercial production to resume in the future as additional commercial product is required by Teva, Ferrer or any collaborators. We may also consider contracting with third party manufacturers for ADASUVE units if deemed more efficient, including third-party manufacturers with multi-product facilities. During the three months ended March 31, 2015, we recorded additional cost of goods sold related to $1.2 million of inventory with fixed expiration dates and $1.0 million of prepayments made to the supplier of our lower housing assembly all of which are in excess of our expected production needs prior to the planned suspension of production operations.

We contracted with Autoliv, through a third-party supplier, to build an additional manufacturing cell at a cost of approximately $2.4 million, or the New Cell. The New Cell was initially expected to be installed at Autoliv with the cell currently being utilized by Autoliv, or the Original Cell, to be installed at a second source supplier. Due to the Original Cell no longer being utilized and the uncertainty of the timing of engaging a second source supplier, we wrote down the Original Cell to $0, which resulted in an impairment of $1.4 million that was recognized as cost of goods sold in the three months ended March 31, 2015. The New Cell may be utilized if and when commercial production resumes.

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

Research and development expenses were $3.8 million and $7.6 million during the three and six months ended June 30, 2015, respectively, and $4.0 million and $7.2 million in the same periods in 2014, respectively. The increase in research and development expenses during the six months ended June 30, 2015 as compared to the same period in 2014 was primarily the result of the start of the Phase 2a clinical trial for AZ-002 and continued work related to the MAA post-approval commitments.

We expect that research and development expenses will decrease over the second half of 2015 due to certain MAA post-approval commitments being assumed by Ferrer in June 2015 and a planned reduction in employee headcount. We anticipate continuing to incur expenses related to our AZ-002 Phase 2a clinical trial, and, if financing is secured, expenses related to the clinical development of AZ-007.

General and Administrative Expenses

General and administrative expenses were $3.8 million and $7.2 million during the three and six months ended June 30, 2015 and $3.9 million and $7.9 million in the same periods in 2014, respectively. This decrease was primarily due to a decrease in share-based compensation expense. We expect general and administrative expenses over the second half of 2015 to decrease from first half levels due to a planned reduction in employee headcount.

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

During the six months ended June 30, 2015 we updated the contingent liability fair value model primarily to reflect the projected uptake of ADASUVE in the U.S. market. As part of this process, we received updated projections from our collaborators in the first quarter of 2015 that indicated sales of ADASUVE would be lower in 2015 and 2016 than had been anticipated in the various projections and scenarios used to estimate the contingent consideration liability in previous periods. As a result of these lower projected sales and the decision to suspend our commercial production operations, we reevaluated the rate at which we believe sales will increase, the amount of peak sales, the period of time it will take to reach peak sales, the number of years at which peak sales would be achieved, and the related impact on the amount and timing of related royalties and milestones to be received. This evaluation resulted in a decrease to projected sales and the related milestones and royalties under the high, medium and low sales scenarios and a heavier weighting to the lower sales scenario. The change in projected product uptake, and the projected related sales milestone payments, resulted in our recognizing a non-operating, non-cash gain of $14.0 million during the six months ended June 30, 2015. During the three months ended June 30, 2015, we recognized a non-operating, non-cash loss of $0.8 million, which primarily represents the effect of the passage on one quarter on the discounted cash flow model.

During the three and six months ended June 30, 2014, we modified the assumptions associated with the amount and timing of milestones and royalties projected for ADASUVE and AZ-002, the probability that AZ-002 would be licensed or sold by us, and the effects of the passage of three and six months on the present value computation. These items resulted in a decrease to the contingent consideration liability and a corresponding non-operating, non-cash gain of $7.6 million and $6.4 million for the three and six months ended June 30, 2014, respectively.

Interest and Other Income/(Expense), Net

Interest and other income/(expense) was $(10,000) and $(15,000) for the three and six months ended June 30, 2015, respectively, and $2,000 and $8,000 in the same periods in 2014, respectively. The amounts generally represent income earned on our cash, cash equivalents, marketable securities and restricted cash. We expect interest income to remain nominal throughout 2015.

Interest Expense

Interest expense was $2.2 million and $4.4 million for the three and six months ended June 30, 2015, respectively and $2.2 million and $3.0 million in the same periods in 2014, respectively. The amounts represent interest on our borrowings from Teva, the March 2014 royalty securitization financing in 2015, and, in 2014, borrowings from Autoliv ASP, Inc., or Autoliv. We expect interest expense to remain relatively consistent with the first half levels.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, debt financings, revenues primarily from licensing agreements and government grants, and payments from Allegro. We have received additional funding from interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our 2005 Employee Stock Purchase Plan. As of June 30, 2015, we had $15.7 million in cash, cash equivalents, marketable securities and restricted cash. Our cash and cash equivalents balances are held in money market accounts, investment grade commercial paper and government-backed securities. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Cash Flows from Operating Activities. Net cash used in by operating activities was $20.9 million and $24.6 million during the six months ended June 30, 2015 and 2014, respectively.

The net cash used in the six months ended June 30, 2015 primarily reflects the net loss of $12.9 million offset by the $14.0 million non-operating, non-cash gain related to the decrease in the contingent consideration liability, non-cash fixed asset impairment charge of $1.4 million, inventory write-off of $1.0 million, share-based compensation expense of $0.6 million and depreciation and amortization of $1.6 million. Cash flows from operating activities were also impacted by the decrease in accrued clinical and other accrued liabilities, primarily due to the payout of the amounts earned under the 2014 Cash Bonus Plan.

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

Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was $16.0 million and $(27.0) million during the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014 we had fixed asset acquisitions of $44,000 and $2.5 million, respectively. During the six months ended June 30, 2015, we had maturities, net of purchases, of available-for-sale securities of $16.0 million. During the six months ended June 30, 2014, we had purchases, net of maturities, of available-for-sale securities of $24.6 million.

Cash Flows from Financing Activities. Net cash provided by financing activities was $1.9 million and $44.8 million during the six months ended June 30, 2015 and 2014, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our financing agreements. In the six months ended June 30, 2015, we had a reduction of restricted cash of $2.8 million, a result of the quarterly interest payments on our royalty securitization financing and we made $0.9 million of payments to the former shareholders of Symphony Allegro. In the six months ended June 30, 2014, we raised net proceeds of approximately $40.8 million through a royalty securitization financing and a drawdown of $10.0 million against the Teva Note. We made $0.3 in payments to the former shareholders of Symphony Allegro as a result of the $1.0 million milestone payment we received from Ferrer related to the first commercial sale in Spain and royalties received from Teva. In addition, we made principal payments of $0.4 million on outstanding financing obligations during the six months ended June 30, 2014.

We believe that with current cash, cash equivalents and marketable securities balances, estimated product revenues and milestone payments associated with the sale of ADASUVE, and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs, at our expected cost levels into the fourth quarter of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

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

Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” In light of the numerous risks and uncertainties associated with the commercialization of ADASUVE, the commercial manufacturing of ADASUVE, the development of our product candidates and the extent to which we enter into additional strategic collaborations with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the cost and timing of the development of our commercialization abilities;

•	the commercial success of ADASUVE or any other product candidates that are approved for marketing;

•	the cost, timing and outcomes of regulatory approvals or non-approvals;

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the terms and timing of any additional distribution, strategic collaboration or licensing agreements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost of producing ADASUVE in commercial quantities;

•	the cost to initiate commercial production of ADASUVE after our production capabilities are suspended in August 2015;

•	the cost of establishing clinical supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

In June 2015, we entered into an amendment to the Teva Note. Included in the amendment is a cessation of interest accrual during the suspension of the Company’s obligation to manufacture ADASUVE product for Teva from the date of the amendment to July 1, 2017, or the Suspension Period, with reinstatement of interest accrual if Teva submits a purchase order after July 1, 2017 and before December 31, 2017. In addition, the maturity date of the Teva Note is extended from May 7, 2018 to a new maturity date which includes the addition of the number of days in the Suspension Period. Also included in the amendment is a provision where we have the right to increase the loan amount under the Teva Note for reimbursement of the Company’s manufacturing facility rent through the Suspension Period, up to a maximum of $1,675,000. As a result of this amendment, the effective interest rate of the Teva Note, based on its current book value and revised interest terms and estimated maturity date, was reduced from 9.7% prior to the amendment to 5.2% after the amendment.

Royalty Securitization Financing

On March 18, 2014 we entered into a royalty securitization financing, which consisted of a private placement to qualified institutional buyers and accredited institutional investors of $45.0 million of non-recourse notes issued by our wholly-owned subsidiary, or the Notes, and warrants to purchase 345,661 shares of our common stock at a price of $0.01 per share exercisable for five years from the date of issuance. The Notes bear interest at 12.25% per annum payable quarterly beginning June 15, 2014. All royalty and milestone payments under the Teva Agreement, after paying interest, administrative fees and expenses, and any applicable taxes, will be applied to principal on the Notes until the Notes have been paid in full. From the proceeds of the transaction, we established a $6.9 million interest reserve account to cover potential shortfall in interest payments. As of June 30, 2015, the interest reserve account has been fully utilized. Future payments of principal and interest on the Notes may be made from royalty revenues from sales in the U.S. of ADASUVE, as well as potential U.S. commercialization and regulatory milestone payments due to us. If the royalty and milestone payments are insufficient to cover the quarterly interest payments, we may, subject to certain conditions, pay the shortfall with available cash resources. The Notes are secured by the right to receive royalty and milestone payments under the Teva Agreement and our equity ownership in the wholly-owned subsidiary. The Notes have no other recourse to us. The Notes may not be redeemed at our option until after March 18, 2016, and may be redeemed after that date subject to the achievement of certain milestones and the payment of a redemption premium for any redemption occurring prior to March 19, 2019. The Notes are not convertible into Alexza equity, nor have we guaranteed them.

Future Minimum Payment Schedule

Our scheduled future minimum contractual payments including interest at June 30, 2015, are as follows (in thousands):

	Operating Lease Agreements	Financing Obligations	Total
2015 - remaining 6 months	1,641	—	1,641
2016	3,299	—	3,299
2017	3,386	—	3,386
2018	853	—	853
2019	—	—	—
Thereafter	—	29,635	29,635

Total	$9,179	$29,635	$38,814

The above table excludes any payments pursuant to the $45,000,000 from the royalty securitization financing notes of our wholly-owned subsidiary, which have a legal maturity date in 2027. The principal payments by the subsidiary under the royalty securitization financing will be dependent upon the timing and amounts of royalties and milestone payments received under the Teva Agreement.

As part of our purchase of all of the outstanding equity of Allegro in August 2009, we agreed to pay to the former stockholders of Allegro certain percentages of cash payments that may be generated from future collaboration transactions pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam). In January 2014, we made a payment to the former stockholders of Allegro of $0.3 million as a result of the $1.0 million milestone payment we received from Ferrer. In January 2015, we made a payment to the stockholders of Allegro of $0.9 million as a result of the common stock sale to Ferrer in October 2014.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Off Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and restricted cash. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of June 30, 2015, we had cash, cash equivalents and marketable securities of $15.7 million. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.

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

Our management (with the participation of our chief executive officer, chief financial officer and outside counsel) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2015, our internal disclosure controls and procedures were effective at the reasonable assurance level, except as otherwise noted below.

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

We have incurred significant losses from operations since our inception and expect losses to continue for the foreseeable future. As of June 30, 2015, we had cash, cash equivalents, marketable securities and restricted cash of $15.7 million and working capital of $9.0 million. We believe that, based on our cash, cash equivalents and marketable securities balances at June 30, 2015, estimated product revenues, milestone payments associated with the sale of ADASUVE and our expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015. We have incurred significant losses from operations since our inception and expect losses to continue for the foreseeable future. In light of our ongoing costs, investments in ADASUVE manufacturing and product candidate development, and our projected working capital needs, we expect to need to source additional capital to finance our ongoing operations in the next twelve months. We may not be able to source sufficient capital on acceptable terms, or at all, to continue to pursue approval to commercialize ADASUVE in the United States or other countries, to continue development of our other product candidates or to continue operations. We plan to source additional capital which may be used to fund strategic initiatives, operations and working capital, or development of product candidates. In addition to product revenues, royalties and milestone payments, we may finance our operations through additional distribution or licensing collaborations, sale of equity securities, or utilization of debt arrangements. Such funding may not be available or may be on terms that are not favorable to us. Our inability to source capital as and when needed could have a negative impact on our financial condition, results of operations or our ability to execute on our strategic initiatives.

Our audited financial statements for the fiscal year ended December 31, 2014 and our unaudited financial statements for the quarter ended June 30, 2015 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our operating and capital plans for the next twelve months call for cash expenditure to exceed our current cash, cash equivalents, marketable securities, restricted cash and working capital. We concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses, raise additional funds, principally through additional corporate partnerships, the additional sales of our securities or debt financings to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

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

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $12.9 million, $36.7 million, $39.6 million, and $28.0 million for the six months ended June 30, 2015 and the years ended December 31, 2014, 2013, and 2012, respectively. As of June 30, 2015, we had an accumulated deficit of $423.8 million and a stockholders’ deficit of $63.9 million. We expect to continue to incur substantial net losses and negative operating cash flow through at least 2016. These losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. ADASUVE sales will be difficult to predict from period to period. For example, we did not have any shipments of ADASUVE in the fourth quarter of 2014. Product sales recognized during the fourth quarter of 2014 represented units of ADASUVE that were shipped during the third quarter and accepted in the fourth quarter by our collaborators. We also plan to manufacture commercial units of ADASUVE through early third quarter 2015 and then suspend our commercial production operations until Teva, Ferrer or any future commercial collaborator require additional units of ADASUVE. We do not expect to reengage our commercial production operations prior to 2017. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors, including:

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

We will need to source additional capital to fund our operations, to develop our product candidates and to support our commercial manufacturing activities. Our future capital requirements will be substantial and will depend on many factors including:

•	Teva’s success in commercializing ADASUVE in the United States;

•	Teva’s executing the ADASUVE REMS program to the satisfaction of the FDA;

•	Ferrer’s success in commercializing ADASUVE in the Ferrer Territories;

•	the terms and success of any future licensing arrangement that we may enter into for the commercial rights for ADASUVE outside the United States and the Ferrer Territories;

•	the development costs for our other product candidates;

•	the cost and timing of complying with our post-approval commitments;

•	the cost and timing of complying with the process for renewal of marketing authorization in the EU;

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the scope, rate of progress, results and costs of our commercial production activities;

•	our ability to execute our commercial production strategy;

•	payments received under our collaborations with Ferrer and Teva and any future strategic collaborations;

•	the continuation of the Ferrer and Teva collaborations under their agreed terms;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with commercializing our other product candidates, if they receive regulatory approval.

We believe that, based on our cash, cash equivalents and marketable securities balances at June 30, 2015, estimated product revenues and milestone payments associated with the sale of ADASUVE and our expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the fourth quarter of 2015. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	continuation of our Teva and Ferrer collaborations;

•	no unexpected costs related to executing our commercial production strategy; and

•	no unbudgeted growth in the number of our employees during this period.

We may never be able to generate a sufficient amount of product or royalty revenue to cover our expenses. We did not generate any product revenues until the second quarter of 2013 and did not generate any royalty revenues until the second quarter of 2014. Product sales recognized during the fourth quarter of 2014 represented units of ADASUVE that were shipped late in the third quarter and tested and accepted in the fourth quarter by our collaborators. We also plan to manufacture commercial units of ADASUVE through early third quarter 2015 and then suspend our commercial production operations until Teva, Ferrer or any future commercial collaborator require additional units of ADASUVE. In addition, any royalty and milestone payments payable under the Teva Agreement will first be applied to repaying principal and interest on the $45.0 million of non-recourse notes that our wholly-owned subsidiary issued in our March 2014 royalty securitization financing before we are able to utilize any royalty or milestone payments under the Teva Agreement for general corporate purposes. We did not recognize any royalty revenues during the second or third quarter of 2014. Until we generate sufficient revenues to cover expenses, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic collaborations or licensing arrangements. Any financing transaction may contain unfavorable terms. For example, the terms of certain warrants we have issued in previous financings could require us to pay warrant holders a significant portion of the proceeds in a change of control transaction, potentially materially reducing the proceeds available to holders of our common stock. If we source additional funds by issuing equity securities our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we source additional funds through strategic collaborations, we may be required to relinquish rights to ADASUVE, our product candidates or our technologies, or to grant licenses on terms that are not favorable to us. Complying with the terms of the foregoing rights and restrictions may make it more difficult to complete certain types of transactions and result in delays to our fundraising efforts.

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

In February 2013, the EC granted a marketing authorization for ADASUVE, as ADASUVE (Staccato loxapine) 4.5 mg or 9.1 mg, inhalation powder, pre-dispensed. In October 2011, we entered into a commercial collaboration with Ferrer pursuant to the Ferrer Agreement, to commercialize ADASUVE in the Ferrer Territories. Ferrer, or its distributors, currently markets ADASUVE in fifteen European countries and three Latin and South American countries (Argentina, Austria, Colombia, Czech Republic, Denmark, Finland, France, Germany, Guatemala, Hungary, Latvia, Lithuania, Norway, Poland, Romania, Slovakia, Spain and Sweden). We expect Ferrer to launch ADASUVE in additional countries in the Ferrer Territories in 2015 and 2016. If Ferrer is unable to commercialize ADASUVE successfully in the various Ferrer Territories or if Ferrer is unable to fulfill the post-marketing authorization commitments that were required as part of the marketing authorization granted for ADASUVE in the EU, our revenue will suffer and our stock price may decline.

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

If our collaborators are unable to successfully complete the ADASUVE post-marketing studies required by the FDA and EC, or if data generated from the post-marketing studies indicate safety concerns, our sales could be diminished and our ability to generate a profit could be negatively affected.

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

As a condition of the ADASUVE EU marketing authorisation, we were responsible for conducting and funding the post-approval studies, including (i) a benzodiazepine interaction study, which has been completed, (ii) a controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, which has been completed, (iii) a clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients, (iv) an observational clinical trial, and (v) a drug utilization clinical trial. As part of the transfer of the MAA to Ferrer in June 2015, Ferrer assumed responsibility for completing these studies. Results of the benzodiazepine interaction study and the thorough QTc study have been submitted to the EMA.

If our collaborators are unable to fulfill the FDA or EU post-marketing obligations, or do not fulfill these obligations within an appropriate time, or if the EMA determines from the results of the completed benzodiazepine interaction study or the completed thorough QTc study that ADASUVE poses or may pose actual or possible safety risks to some patients, the NDA could be suspended, withdrawn, or limited, and the current marketing authorization in the EU could be varied, suspended or withdrawn and our business, operations and stock price may be negatively affected.

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

During 2013 and 2014, Alexza completed production of ADASUVE for commercial launch and initial stocking, which did not utilize Alexza’s full manufacturing capacity. In collaboration with Teva and Ferrer, Alexza conducted an analysis to evaluate need for the product and cost-effective strategies for ADASUVE commercial production. The analysis included supply chain requirements, production volume and timelines, batch sizes and possible scenarios to make global production more efficient and cost-effective. Earlier this year, Teva and Ferrer provided longer-term, ADASUVE orders, allowing us to manufacture ADASUVE in a consistent manner to take advantage of the efficiencies of continued batch production. We plan to produce ADASUVE until August 2015. Once orders are filled and shipped, it is our intention to suspend ADASUVE commercial production operations. We plan for ADASUVE commercial production to resume in the future as additional commercial product is required by Teva, Ferrer or any future collaborators. We may also consider contracting with third party manufacturers for ADASUVE units if deemed more efficient, including third-party manufacturers with multi-product facilities. We cannot predict when, if ever, we will begin to again commercially manufacture ADASUVE. If we do not restart our commercial manufacturing, we cannot predict if third-party manufacturers will be able to produce ADASUVE at a price which would allow us to generate profits.

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

We and our collaborators are subject to significant ongoing regulatory obligations, such as safety reporting requirements, periodic and annual reporting requirements, and regulatory oversight of the promotion and marketing of our products. In addition, the manufacture, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for ADASUVE and any of our product candidates that may be approved by the FDA or foreign regulatory authorities will be subject to extensive and ongoing regulatory requirements. Teva has agreed to take responsibility at its expense to complete several post-marketing requirements that were a condition to FDA approval of ADASUVE, including the responsibility for conducting a 10,000 patient observational clinical trial designed to gather patient safety data based on the real-world use of ADASUVE, as well as a clinical program addressing the safety and efficacy of ADASUVE in agitated adolescent patients. As a condition of grant of EU marketing authorization for ADASUVE by the EC, we were responsible for the conduct and funding of post-authorization studies, including (i) a benzodiazepine interaction study, which has been completed, (ii) a controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, which has been completed, (iii) a clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients, (iv) an observational clinical trial, and (v) a drug utilization clinical trial. As part of the transfer of the MAA to Ferrer in June 2015, Ferrer assumed responsibility for completing these studies. The FDA and foreign regulatory authorities may also impose significant restrictions on the indicated uses or marketing of our future products, or impose requirements for burdensome post-approval study commitments. For example, ADASUVE’s U.S. labeling contains a “boxed warning” regarding the risks of bronchospasm caused by the product and the increased risk of death for elderly patients with dementia-related psychosis. Boxed warnings are used to highlight warning information that is especially important to the prescriber. Products with boxed warnings are subject to more restrictive advertising and promotion regulations than products without such warnings. The terms of any product approval, including labeling, may be more restrictive than we desire and could affect the commercial potential of the product. If we become aware of previously unknown problems with any of our products in the United States or overseas or at our contract manufacturers’ facilities, a regulatory agency may impose labeling changes or restrictions on our products, our collaborators, our manufacturers or on us. In such an instance, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits.

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

As a condition to marketing authorization for ADASUVE granted by the EC in the EU, we were responsible for the conduct and funding of post-marketing studies, including (i) a benzodiazepine interaction study, which has been completed, (ii) a controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, which has been completed, (iii) a clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients, (iv) an observational clinical study, and (v) a drug utilization study. Results of the benzodiazepine interaction study and the thorough QTc study have been submitted to the EMA. As part of the transfer of the MAA to Ferrer in June 2015, Ferrer assumed responsibility for completing these studies.

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

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies, such as the FDA’s requirement that we perform a Phase 4 observational study and a study in adolescent patients for ADASUVE. Similarly, as a condition to the marketing authorization for ADASUVE in the EU, we were responsible for the conduct and funding of post-authorization studies, including (i) a benzodiazepine interaction study, which has been completed, (ii) a controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, which has been completed, (iii) a clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients, (iv) an observational clinical study, and (v) a drug utilization study. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. As part of the transfer of the MAA to Ferrer in June 2015, Ferrer assumed responsibility for completing these studies

We rely on third parties to conduct our preclinical studies and our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for our product candidates, or we may be delayed in doing so.

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

Earlier this year, Teva and Ferrer provided longer-term, ADASUVE orders, allowing us to manufacture ADASUVE in a consistent manner to take advantage of the efficiencies of continued batch production. We plan to produce ADASUVE until August 2015. Once orders are filled and shipped, it is our intention to suspend ADASUVE commercial production operations. We plan for ADASUVE commercial production to resume in the future as additional commercial product is required by Teva, Ferrer or any future collaborators. We may also consider contracting with third party manufacturers for ADASUVE units if deemed more efficient, including third-party manufacturers with multi-product facilities. We cannot predict when, if ever, we will begin to again commercially manufacture ADASUVE. If we do not restart our commercial manufacturing, we cannot predict if third-party manufacturers will be able to produce ADASUVE at a price which would allow us to generate profits.

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

We are listed on the NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others:

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

On June 19, 2015, we received a notice from The NASDAQ Stock Market indicating that our common stock had not met the $35 million market value of listed securities requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. In accordance with the NASDAQ Marketplace Rules, we have been provided an initial compliance period of 180 calendar days from the date the notice to regain compliance with the minimum market value of listed securities requirement. To regain compliance, the minimum market value of our common stock must meet or exceed $35 million for a minimum of 10 consecutive business days during the grace period. If we do not regain compliance during the 180 calendar day grace period, we may receive a delisting notification from The NASDAQ Stock Market. We may, at that time, request a hearing to remain on The Nasdaq Capital Market, which request will ordinarily suspend such delisting determination until a decision by The NASDAQ Stock Market subsequent to the hearing

There can be no assurance that we will be successful in maintaining our listing of our common stock on The Nasdaq Capital Market. If we are not successful in maintaining our listing, it could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could materially adversely affect our ability to access capital markets. As of July 31, 2015, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $17.3 million, the total market value of our listed securities was $19.8 million and the closing bid price of our common stock was $1.02 per share. As of June 30, 2015, we had a stockholders’ deficit of $63.9 million.

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

Alexza Pharmaceuticals, Inc.
(Registrant)

August 6, 2015	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer
(principal executive officer)

August 6, 2015	/s/ Mark K. Oki
Mark K. Oki
Senior Vice President, Finance, Chief Financial Officer and Secretary
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.3	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (2)

3.5	Amendment to Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Registrant and certain holders of Preferred Stock. (2)

4.3	Reference is made to exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

10.1‡†	Fourth Amendment to Collaboration, License and Supply Agreement dated June 17, 2015, by and between Registrant and Grupo Ferrer Internacional, S.A.

10.2‡†	Amendment No. 1 to License and Supply Agreement dated June 17, 2015, by and between Registrant and Teva Pharmaceuticals USA, Inc.

10.3‡	Convertible Promissory Note and Agreement to Lend between Registrant and Teva Pharmaceuticals USA, Inc. dated June 17, 2015.

31.1‡	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2‡	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1‡	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document (filed electronically herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).

†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.
‡	Furnished herewith.
(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-3 (File No. 333-182341) as filed with the SEC on June 26, 2012.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(3)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.