Form 10-Q
period 2015-09-30
Alexza Pharmaceuticals Inc.
filed 2015-11-05
CIK 1344413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Total number of shares of common stock outstanding as of November 2, 2015: 19,569,729.

ALEXZA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2015	December 31, 2014 (1)
ASSETS
Current assets:
Cash and cash equivalents	$11,287	$15,200
Marketable securities	—	19,574
Receivables	822	173
Inventory	103	3,729
Prepaid expenses and other current assets	1,212	3,109

Total current assets	13,424	41,785

Property and equipment, net	10,301	13,953
Restricted cash	—	2,757
Other assets	2,497	3,065

Total assets	$26,222	$61,560

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$905	$1,799
Accrued clinical trial expenses	134	875
Current portion of debt	2,914	—
Other accrued expenses	5,712	4,693
Current portion of contingent consideration liability	800	1,700
Current portion of deferred revenue	2,848	2,450

Total current liabilities	13,313	11,517

Deferred rent	3,759	4,781
Noncurrent portion of contingent consideration liability	10,900	29,100
Noncurrent portion of deferred revenues	712	3,063
Noncurrent portion of financing obligations	64,774	63,767
Other noncurrent liabilities	1,613	985

Stockholders’ deficit:
Preferred stock	—	—
Common stock	2	2
Additional paid-in-capital	360,401	359,308
Accumulated other comprehensive income	—	(3)
Accumulated deficit	(429,252)	(410,960)

Total stockholders’ deficit	(68,849)	(51,653)

Total liabilities and stockholders’ equity	$26,222	$61,560

(1)	The condensed consolidated balance sheet at December 31, 2014 has been derived from audited consolidated financial statements at that date.

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration revenue	$712	$364	$1,959	$2,461
Product sales	1,061	93	2,394	1,646

Total revenue	1,773	457	4,353	4,107

Operating expenses:
Cost of goods sold	3,675	3,279	13,954	11,973
Research and development	2,463	3,391	10,048	10,553
General and administrative	3,232	3,827	10,392	11,773

Total operating expenses	9,370	10,497	34,394	34,299

Loss from operations	(7,597)	(10,040)	(30,041)	(30,192)

(Loss)/gain on change in fair value of contingent consideration liability	4,200	(1,100)	18,232	5,349
Interest and other income/ (expense), net	(72)	14	(87)	22
Interest expense	(1,969)	(2,202)	(6,396)	(5,204)

Net loss	$(5,438)	$(13,328)	$(18,292)	$(30,025)

Basic and diluted net loss per share	$(0.27)	$(0.77)	$(0.93)	$(1.73)

Shares used to compute basic and diluted net loss per share	19,778	17,371	19,768	17,328

Other Comprehensive Loss
Change in unrealized gain/(loss) on marketable securities	(3)	(3)	—	(2)

Comprehensive loss	$(5,441)	$(13,331)	$(18,292)	$(30,027)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(18,292)	$(30,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	918	2,196
Change in fair value of contingent consideration liability	(18,232)	(5,349)
Amortization of debt discount, deferred interest and right-to-borrow asset	1,635	1,624
Amortization of discount on available-for-sale securities	81	106
Depreciation and amortization	2,314	2,516
Impairment of property and equipment	1,381	—
Changes in operating assets and liabilities:
Receivables	(649)	(879)
Inventory	3,626	(967)
Prepaid expenses and other current assets	1,897	(752)
Other assets	(60)	—
Accounts payable	(894)	(2,097)
Accrued clinical and other accrued liabilities	278	412
Deferred revenues	(1,953)	(540)
Other liabilities	(394)	(641)

Net cash used in operating activities	(28,344)	(34,396)

Cash flows from investing activities:
Purchases of available-for-sale securities	(5,796)	(33,131)
Maturities of available-for-sale securities	25,292	18,340
Purchases of property and equipment	(43)	(2,542)

Net cash provided by (used in) investing activities	19,453	(17,333)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants and exercise of stock options and stock purchase rights	175	214
Change in restricted cash	2,757	(4,160)
Payment on contingent consideration liability	(868)	(251)
Proceeds from financing obligations, net of issuance costs	2,914	50,830
Payments of financing obligations	—	(584)

Net cash provided by financing activities	4,978	46,049

Net decrease in cash and cash equivalents	(3,913)	(5,680)
Cash and cash equivalents at beginning of period	15,200	17,306

Cash and cash equivalents at end of period	$11,287	$11,626

Supplemental Disclosure of Cash Flow Information
Non cash investing and financing activities:
Value of warrants issued with royalty securitization financing	$—	$1,721

Value of the beneficial conversion feature related to borrowings against the Teva Note	$—	$1,032

Value of right-to-borrow asset reclassified as debt discount	$—	$570

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim condensed consolidated financial information. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or any other future year.

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

2. Need to Raise Additional Capital

We have incurred significant losses from operations since inception and expect losses to continue for the foreseeable future. As of September 30, 2015, we had cash and cash equivalents of $11.3 million and working capital of $111,000. Our operating and capital plans call for cash expenditures to exceed these amounts over the next twelve months. We plan to raise additional capital to fund our operations and to develop our product candidates. We plan to finance our operations through partnership or licensing collaborations, the sale of equity securities, debt arrangements, a potential sale or disposition of one or more corporate assets or a strategic business combination or partnership, and we have engaged Guggenheim Securities, LLC to assist us in exploring such strategic options to enhance stockholder value. Such funding or potential transaction may not be available or may be on terms that are not favorable to us. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. Based on our available cash resources, amounts available under the Ferrer Note (see Note 8) and our expected cash usage, we estimate that we have sufficient capital resources to meet our anticipated cash needs into the second quarter of 2016. Also, as discussed in Note 12, we have changed our commercial manufacturing strategy and during the third quarter of 2015, we completed all ADASUVE production under our license and supply agreements with our collaborators, Grupo Ferrer Internacional, S.A., or Ferrer, and Teva Pharmaceuticals USA, Inc., or Teva and we suspended our commercial production.

As discussed in Note 13 (Subsequent Event), in October 2015 we announced our plan to reacquire the U.S. rights for ADASUVE from Teva with an estimated target completion date of January 1, 2016. We and Teva also plan to restructure the obligations under our outstanding note from Teva. We and Teva are working on a transition agreement to continue product availability to patients and health care providers after the return of the rights to us. We are evaluating the impact of these potential changes on our consolidated financial position, results of operations and cash flows and will not make a final determination until we have entered into a definitive agreement with Teva on these matters.

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

We have fulfilled all of the orders we received from Teva and Ferrer for commercial units of ADASUVE for the near and medium term. As a result, we have suspended our commercial production operations (see Note 12) and will resume ADASUVE commercial production as additional commercial product is required by Teva, Ferrer or any future collaborators. We may also consider contracting with third party-manufacturers for ADASUVE if deemed more efficient, including third-party manufacturers with multi-product facilities. During the nine months ended September 30, 2015, we recorded additional cost of goods sold related to $1,229,000 of inventory with fixed expiration dates and $1,024,000 of prepayments made to the supplier of our lower housing assembly all of which are in excess of our expected production needs prior to the planned suspension of commercial production operations. There were no additional charges during the three months ended September 30, 2015.

Inventory, which is stated at the lower of cost or estimated market value, consisted primarily of finished goods at September 30, 2015.

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

In May 2014 the Financial Accounting Standards Board, or FASB, issued the Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard will be effective for public entities for annual and interim periods beginning after December 15, 2017. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Entities electing the full retrospective adoption will apply the standard to each period presented in the financial statements. This means that entities will have to apply the new guidance as if it had been in effect since the inception of all its contracts with customers presented in the financial statements. Entities that elect the modified retrospective approach will apply the guidance retrospectively only to the most current period presented in the financial statements. This means that entities will have to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings at the date of initial application. The new revenue standard will be applied to contracts that are in progress at the date of initial application.

In July 2015, the Financial Accounting Standards Board decided to defer the effective date of the standard for one year to annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. We are evaluating the requirements of this guidance and have not yet determined the impact of its adoption on our consolidated financial position, results of operations and cash flows.

In May 2015, the Financial Accounting Standards Board, or FASB, issued a proposed Accounting Standards Update, or ASU, that would amend the Board’s May 2014 issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), specifically the guidance on identifying performance obligations and the implementation guidance on licensing. The amendments are being made in response to feedback received by the FASB-IASB (International Accounting Standards Board) joint revenue recognition transition resource group, which was formed to address potential issues associated in the implementation of ASU 2014-09. The proposed amendments include (i) identifying performance obligations on immaterial promised goods or services, shipping and handling activities, and identifying when promises represent performance obligations, and (ii) licensing implementation guidance on determining the nature of an entity’s promise in granting a license and sales-based and usage-based royalties. Comments on the proposed ASU were due by June 30, 2015. We are evaluating the requirements of this guidance and have not yet determined the impact of its adoption on our consolidated financial position, results of operations and cash flows.

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents, marketable securities and restricted cash) by major security type and contingent consideration liability measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,856	$—	$—	$10,856

Total assets	$10,856	$—	$—	$10,856

Liabilities
Contingent consideration liability	$—	$—	$11,700	$11,700

Total liabilities	$—	$—	$11,700	$11,700

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,674	$—	$—	$12,674
Corporate debt securities	—	24,617	—	24,617

Total assets	$12,674	$24,617	$—	$37,291

Liabilities
Contingent consideration liability	$—	$—	$30,800	$30,800

Total liabilities	$—	$—	$30,800	$30,800

Cash equivalents and marketable securities

The amortized cost, fair value and unrealized gain/(loss) for our financial assets by major security type as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

September 30, 2015	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$10,856	$10,856	$—
Less amounts classified as cash equivalents	(10,856)	(10,856)	—

Total marketable securities	$—	$—	$—

December 31, 2014	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Money market funds	$12,674	$12,674	$—
Corporate debt securities	24,620	24,617	(3)

Total	37,294	37,291	(3)
Less amounts classified as restricted cash	(2,757)	(2,757)	—
Less amounts classified as cash equivalents	(14,960)	(14,960)	—

Total marketable securities	$19,577	$19,574	$(3)

We had no sales of marketable securities during the three or nine months ended September 30, 2015 or 2014.

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

We then assigned a probability to each of the cash flow scenarios based on several factors, including: the product candidate’s stage of development, preclinical and clinical results, technological risk related to the successful development of the different drug candidates, estimated market size, market risk and potential collaboration interest to determine a risk adjusted weighted average cash flow based on all of these scenarios. For the three months ended March 31, 2014, these probability and risk adjusted weighted average cash flows were then discounted utilizing our estimated weighted average cost of capital, or WACC, of 16.5%. Beginning in the fourth quarter of 2014, we adjusted our WACC to 20%. Our WACC considered our cash position, competition, risk of substitute products, and risk associated with the financing of the development projects.

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

During the nine months ended September 30, 2015, we updated the discounted cash flow model to reflect adjusted ADASUVE sales projections, the impact of the June 2015 amendment to the Ferrer Agreement, heavier weighting to lower sales scenarios, the projected timing of the receipt of certain milestone payments, and the effects of the passage of nine months on the present value computation. As part of this process, we received updated projections from our collaborators in late March 2015 that indicated sales of ADASUVE would be lower in 2015 and 2016 than had been anticipated in the various projections and scenarios used to estimate the contingent consideration liability in previous periods. As a result of these lower projected sales and the decision to suspend our commercial production operations, we reevaluated the rate at which we believe sales will increase, the amount of peak sales, the period of time it will take to reach peak sales, the number of years at which peak sales would be achieved, and the related impact on the amount and timing of related royalties and milestones to be received. This evaluation resulted in a decrease to projected sales and the related milestones and royalties under the high, medium, and low sales scenarios, a heavier weighting to the lower sales scenario, and the removal of certain milestone payments. During the three and nine months ended September 30, 2015, we updated the discounted cash flow model to reflect heavier weighting to lower sales scenarios, the passage of time, and the timing of certain milestones. These items resulted in a decrease to the contingent consideration liability and a corresponding non-operating, non-cash gain of $4,200,000 and $18,232,000 or $0.21 and $0.92 per share, for the three and nine months ended September 30, 2015, respectively.

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

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$15,900	$32,500	$30,800	$39,200
Payments made	—	—	(868)	(251)
Adjustments to fair value measurement	(4,200)	1,100	(18,232)	(5,349)

Ending balance	$11,700	$33,600	$11,700	$33,600

Financing Obligations

We estimated the fair value of our financing obligations (see Note 8) using the net present value of the payments discounted at an interest rate that is consistent with our estimated current borrowing rate for similar long-term debt. We believe the estimates used to measure the fair value of the financing obligations constitute Level 3 inputs.

At September 30, 2015 and December 31, 2014, the estimated fair value of our financing obligations was $50,378,000 and $52,075,000, respectively and had book values of $67,688,000 and $63,767,000, respectively. Our payment commitments associated with these debt instruments may vary with changes in interest rates and are comprised of interest payments and principal payments. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest, and declining in periods of increasing rates of interest.

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

2015 Non-Employee Directors’ Stock Option Plan

In April 2015, our Board of Directors adopted the 2015 Non-Employee Directors’ Stock Option Plan, or the 2015 Directors’ Plan, and authorized for issuance thereunder and (i) an additional 250,000 shares of common stock plus (ii) the number of shares available for issuance pursuant to the grant of future awards under our previous non-employee directors stock option plan determined as of the effective date of the 2015 Directors’ Plan; plus (iii) the number of shares underlying outstanding stock awards granted under our previous non-employee directors stock option plan prior to the effective date of the 2015 Directors’ Plan that expire or terminate for any reason prior to exercise or settlement, are forfeited or repurchased because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award. The 2015 Directors’ Plan became effective upon the approval of the plan by our stockholders on June 23, 2015. Due to the effectiveness of our 2015 Directors’ Plan, no additional awards will be made under our previous non-employee directors’ stock option plan. The 2015 Directors’ Plan provides for the automatic grant of nonstatutory stock options to purchase shares of common stock to the Company’s non-employee directors, which vest over approximately one year and have a term of 10 years.

The following table sets forth the summary of option activity under our share-based compensation plans (the 2015 Plan, the 2005 Equity Incentive Plan, the 2015 Directors’ Plan and the 2005 Non-Employee Directors’ Stock Option Plan) for the nine months ended September 30, 2015:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	1,978,273	$7.10
Options granted	1,441,000	1.18
Options exercised	—	—
Options canceled	(703,211)	(4.93)

Outstanding at September 30, 2015	2,716,062	$4.52

There were no options exercised during the three and nine months ended September 30, 2015. The intrinsic value of options exercised during the three and nine months ended September 30, 2014 was $5,000 and $26,000, respectively.

The following table sets forth the summary of restricted stock units, or RSUs, activity under our share-based compensation plans for the nine months ended September 30, 2015:

	Number Of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2015	81,050	$4.67
Granted	—	—
Released	(21,875)	4.67
Forfeited	(18,975)	4.67

Outstanding at September 30, 2015	40,200	$4.67

As of September 30, 2015, 2,095,596 and 400,000 shares remained available for issuance under the 2015 Plan and the 2015 Directors’ Plan, respectively.

Employee Stock Purchase Plan

In April 2015, our Board of Directors adopted the 2015 Employee Stock Purchase Plan, or 2015 ESPP, and authorized for issuance thereunder (i) an additional 500,000 shares of our common stock plus (ii) the number of shares that remain available for issuance under our previous employee stock purchase plan after all outstanding purchase rights under our previous employee stock purchase plan are exercised. The 2015 ESPP allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The terms of any offering period under the 2015 ESPP will be determined by the Board. Purchases are generally made on the last trading day of each November and May. Employees may purchase shares at each purchase date at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower. Our 2005 Employee Stock Purchase Plan, or 2005 ESPP, remained in effect until the conclusion of our previous offering, which concluded in October 2015.

As of September 30, 2015, 136,249 shares were available for issuance under the 2005 ESPP. Any shares not purchased by our employees in the recently concluded offering under the 2005 ESPP will be added to the available reserve of 500,000 shares for the 2015 ESPP.

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

Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units

During the three and nine months ended September 30, 2015 and 2014, the per share weighted average fair value of employee stock options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$0.74	$2.55	$0.80	$3.13
Restricted stock units	—	—	—	—
Stock purchase rights	0.80	1.04	0.80	1.48

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock Option Plans
Expected term	5.0 years	5.0 years	5.0 years	5.0 years
Expected volatility	87%	82%	87%	84%
Risk-free interest rate	1.63%	1.74%	1.61%	1.62%
Dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plan
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Expected volatility	93%	36%	93%	61%
Risk-free interest rate	0.18%	0.10%	0.18%	0.67%
Dividend yield	0%	0%	0%	0%

During the nine months ended September 30, 2015, we increased our annual estimated forfeiture rate from 7% to 20%, which resulted in a one-time decrease of approximately $60,000 to our share-based compensation expense.

As of September 30, 2015, there was $1,939,000, $122,000, and $3,000 of total unrecognized compensation expense related to unvested stock option awards, unvested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 2.6 years, 1.4 years, and 0.1 years, respectively.

We had no share-based compensation capitalized at September 30, 2015.

7. Net Loss per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share calculation for the three and nine months ended September 30, 2015 and 2014 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	2,248,406	2,867,209	2,115,021	2,541,809
Restricted stock units	47,475	388,263	57,692	443,719
Warrants to purchase common stock	5,887,006	6,807,727	5,897,652	6,721,312
Shares issuable upon conversion of convertible debt	5,576,250	5,382,363	5,479,306	4,657,757

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

We had fully drawn the $25,000,000 available under the Teva Note as of December 31, 2014. At the time of the drawdowns, the contractual conversion price was less than the value of our common stock. As a result, at each draw down date, we calculated the value of the beneficial conversion feature of the convertible note and recorded an increase to additional paid-in-capital and a discount on the Teva Note which is being amortized to interest expense over the life of the borrowing. Additionally, at each draw, we reclassified the relative portion of the unamortized right-to-borrow asset, classified as an Other Asset, against the Teva Note, which is also being amortized to interest expense over the life of the borrowing.

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

We recognized $216,000 of interest expense related to the amortization of the right-to-borrow asset during the nine months ended September 30, 2014 and there was no interest expense recognized during the third quarter of 2014. As of December 31, 2014, all of the right-to-borrow asset had been reclassified against the Teva Note.

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

See also Note 13 (Subsequent Event).

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

Ferrer Promissory Note

On September 28, 2015, we issued a promissory note to Ferrer, in the maximum principal amount of $5,000,000, or the Ferrer Note. The terms of the Ferrer Note provide that (i) Ferrer will loan us up to $5,000,000 in two tranches. The initial tranche of $3,000,000 was received by us on September 28, 2015 and we have the option to borrow the second tranche of $2,000,000 at any time on or after January 1, 2016, (ii) interest accrues on the outstanding principal at the rate of 6% per annum, compounded monthly, through May 31, 2016, (iii) all outstanding principal and accrued interest under the Ferrer Note is due and payable upon Ferrer’s demand on May 31, 2016, (iv) we may prepay the Ferrer Note at any time without premium or penalty, and (v) we issued 125,000 shares of our common stock to Ferrer as partial consideration for the loan. The common stock was issued to Ferrer pursuant to the Stock Issuance Agreement and was not registered at the time of issuance under the Securities Act of 1933, as amended.

We valued the common stock issued to Ferrer at $143,750 using the closing price of the Company’s common stock on the date of the agreement. Based on the percent drawdown, 60% was proportionately recorded as a discount to the Ferrer Note and 40% was capitalized as a current asset on our consolidated Balance Sheet. If we drawdown the second tranche, the remaining balance of the capitalized amount will be reclassified as a debt discount against the second tranche. The amount of $143,750 is being amortized over the life of the Ferrer Note. The effective interest rate of the note, including the value of the shares issued, is 10.5%.

Future Scheduled Payments

Future scheduled principal payments under our various debt obligations as of September 30, 2015 are as follows (in thousands):

Total
2015 — remaining 3 months	$—
2016	3,000
2017	—
2018	—
Thereafter	25,000

Total	$28,000

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

10. License Agreements

Grupo Ferrer Internacional, S.A.

On October 5, 2011, we and Ferrer entered into the Ferrer Agreement to commercialize ADASUVE in the Ferrer Territories. Under the terms of the Ferrer Agreement, we received an upfront cash payment of $10,000,000, of which $5,000,000 was paid to the former stockholders of Allegro. The Ferrer Agreement provided for up to an additional $51,000,000 in additional milestone payments, contingent on approval of the EU Marketing Authorization Application, or MAA, certain individual country commercial sales initiations and royalty payments based on cumulative net sales targets in the Ferrer Territories. We are responsible for the MAA for ADASUVE. The MAA was submitted to the European Medicines Agency, or EMA, and was approved in February 2013 by the European Commission, or the EC. We are also responsible for all post-authorization clinical studies required by the EMA and EC. Ferrer is responsible for the satisfaction of all other regulatory and pricing requirements to market and sell ADASUVE in the Ferrer Territories. Ferrer has the exclusive rights to commercialize the product in the Ferrer Territories. We supply ADASUVE to Ferrer for all of its commercial sales, and receive a specified per-unit transfer price paid in Euros. Either party may terminate the Ferrer Agreement for the other party’s uncured material breach or bankruptcy. The Ferrer Agreement continues in effect on a country-by-country basis until the later of the last to expire patent covering ADASUVE in such country or 12 years after first commercial sale. The Ferrer Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

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

In June 2015, we entered into an amendment to the Ferrer Agreement. We and Ferrer agreed to: (i) transfer ownership of the MAA to Ferrer, whereby Ferrer becomes responsible for all post-approval requirements of the MAA, including the post-authorization safety study, the drug utilization study and the Phase 3 clinical trial for adolescents and all other related regulatory activities and costs associated with the ADASUVE MAA, (ii) provide Ferrer an option to manufacture ADASUVE in the Ferrer Territories as well as for use by us in territories other than the U.S., Canada, China, Hong Kong, Taiwan and Macao, and if Ferrer does not exercise this option, we have the right to assign the ADASUVE manufacturing right to a third party, subject to Ferrer’s written consent, not to be unreasonably withheld, (iii) eliminate the remaining milestones related to first commercial sales in selected countries, and (iv) provide

Ferrer with the right to access technology and develop a Staccato product of their choice to commercialize in the Ferrer Territory, with Ferrer paying a fixed royalty percentage on all sales of new Staccato products developed by Ferrer. Effective upon the June 2015 amendment to the Ferrer Agreement, the Ferrer territory includes the following countries: European Union, Serbia, Bosnia and Herzegovina, Montenegro, Macedonia, Albania, Andorra, Liechtenstein, San Marino, Vatican, Switzerland, Norway, Iceland, Argentina, Armenia, Azerbaijan, Belarus, Bolivia, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Georgia, Guatemala, Honduras, Kazakhstan, Kyrgyzstan, Mexico, Moldova, Nicaragua, Panama, Paraguay, Peru, Russia, Tajikistan, Turkey, Turkmenistan, Venezuela, Ukraine, Uruguay, Uzbekistan, Algeria, Bahrain, Egypt, Iran, Iraq, Israel, Jordan, Kuwait, Lebanon, Yemen, United Arab Emirates, Libya, Morocco, Oman, Palestine, Qatar, Saudi Arabia, Syria, Tunisia, Republic of Korea, Philippines and Thailand. The transfer of the MAA for ADASUVE to Ferrer was completed in August 2015.

We evaluated whether the delivered elements under the Ferrer Agreement have value on a stand-alone basis and allocated revenue to the identified units of accounting based on relative fair value. We determined that the license and the development and regulatory services are a single unit of accounting as the licenses were determined not to have stand-alone value. We have begun to deliver all elements of the arrangement and are recognizing the $10,000,000 upfront payment as revenue ratably over the estimated performance period of the agreement of four years. The $1,452,000 and $2,400,000 premiums received from the sales of common stock to Ferrer are additional consideration received pursuant to the Ferrer Agreement and does not pertain to a separate deliverable or element of the arrangement, and thus is being deferred and recognized as revenue in a manner consistent with the $10,000,000 upfront payment. During the three and nine months ended September 30, 2015, we recognized $712,000 and $1,954,000, respectively, and $613,000 and $1,838,000 during the three and nine months ended September 30, 2014, respectively in revenue. At September 30, 2015, we had $3,600,000 of deferred revenue related to the Ferrer Agreement.

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

Unless earlier terminated, the Teva Agreement continues in effect until the later of the last to expire patent covering ADASUVE in the United States or a specified number of years after first commercial sale. The Teva Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party. Teva may also terminate the Teva Agreement in the event the FDA requires withdrawal or suspension of ADASUVE from the market due to safety reasons or, subject to a specified period of notice, for Teva’s convenience at any time following the first anniversary of the Teva Agreement.

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

See also Note 13 (Subsequent Event).

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

We have contracted with Autoliv, through a third-party supplier, to build one additional manufacturing cell to manufacture chemical heat packages at a cost of approximately $2.4 million, or the New Cell. The New Cell was expected to be installed at Autoliv with the cell currently being utilized by Autoliv, or the Original Cell, to be installed at a second source supplier. Due to the Original Cell no longer being utilized and the uncertainty of the timing of engaging a second source supplier (see Note 12), we recorded additional cost of goods sold of $1,381,000 in the nine months ended September 30, 2015 due to the impairment of the Original Cell. The $1,381,000 impairment reduced the carrying amount of this cell to zero, which we believe is the fair value of this equipment and is a level 3 fair value measurement. The equipment is specialized and was developed specifically for the manufacture of ADASUVE and would be of limited, if any, utility to a third-party. Thus, we concluded that given the decreased projections of ADASUVE sales and the related decline in production noted below in Note 12, as well as the limited ability to sell this equipment, that its fair value is zero. The New Cell will be utilized if and when commercial production resumes. There were no additional charges during the three months ended September 30, 2015.

12. Restructuring

As of September 30, 2015, we completed the commercial production and shipment of all ADASUVE orders received from Teva and Ferrer. With commercial production completed, we suspended our ADASUVE commercial manufacturing operations. We plan to resume ADASUVE commercial production as additional commercial product is required by our collaborators. We may also consider contracting with third party manufacturers for ADASUVE units if deemed more efficient, including third-party manufacturers with multi-product facilities. During the nine months ended September 30, 2015, we recorded additional cost of goods sold related to $1,229,000 of inventory with fixed expiration dates and $1,024,000 of prepayments made to the supplier of our lower housing assembly, all of which are in excess of our expected production needs prior to the planned suspension of commercial production operations. There were no additional charges during the three months ended September 30, 2015.

As part of our restructuring plan, we have eliminated 33 employees as of September 30, 2015 with an aggregate amount of $1,230,000 in severance package costs. Each affected employee received (i) severance payments equal to three months of salary plus an additional amount equal to one week of salary for each year of Alexza service in excess of five years; and (ii) three months of paid medical insurance premiums and outplacement services, or in total, the Severance Package. During the three and nine months ended September 30, 2015, we recognized $455,000 and $673,000 of expense related to the Severance Package associated with commercial production employees, respectively.

In addition, the majority of our remaining employees have received notification that their positions may be eliminated. If we are unable to obtain additional financing and further restructure our operations, the remaining employees who received notification will receive benefits substantially equivalent to the Severance Package. The aggregate cost of the Severance Package for these employees is approximately $1,481,000 and is being amortized over the period in which the employees are expected to provide service. During the three and nine months ended September 30, 2015, we recognized $873,000 and $1,172,000, respectively, of expenses related to the Severance Package for these employees.

13. Subsequent Event

In October 2015 we announced our plan to reacquire the U.S. rights for ADASUVE from Teva with an estimated target completion date of January 1, 2016. We and Teva also plan to restructure the obligations under our outstanding note from Teva. We and Teva are working on a transition agreement to continue product availability to patients and health care providers after the return of the rights to us. We are evaluating the impact of these potential changes on our consolidated financial position, results of operations and cash flows and will not make a final determination until we have entered into a definitive agreement with Teva on these matters.

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

ADASUVE has been developed for the treatment of agitation associated with schizophrenia or bipolar disorder and has been approved for marketing in the United States by the U.S. Food and Drug Administration, or FDA, in the European Union, or EU, by the European Commission, or the EC, and in certain countries in Latin America. In the United States, the EU and Latin America, ADASUVE is approved for similar indications. It is approved with a different number of dose strengths and has different risk mitigation and management plans in the United States, the EU and Latin America. ADASUVE is our only approved product.

We have two product candidates in active development. AZ-002 (Staccato alprazolam) is being developed for the management of epilepsy patients with acute repetitive seizures, sometimes called cluster seizures, or ARS. A Phase 2a proof-of-concept study for AZ-002 in patients with epilepsy was initiated in January 2015. AZ-007 (Staccato zaleplon) is being developed for the treatment of patients with middle of the night insomnia. We do not anticipate further clinical development of AZ-007 without obtaining additional capital resources.

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

We believe that, based on our cash and cash equivalent balances at September 30, 2015, amounts available under the Ferrer Note and our expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the second quarter of 2016. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations.

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

In February 2013, the European Commission, or the EC, granted marketing authorization for ADASUVE in the EU. ADASUVE, 4.5 mg and 9.1 mg inhalation powder loxapine, pre-dispensed, is authorized in the EU for the rapid control of mild-to-moderate agitation in adult patients with schizophrenia or bipolar disorder. The ADASUVE marketing authorization requires that patients receive regular treatment immediately after control of acute agitation symptoms, and that ADASUVE is administered only in a hospital setting under the supervision of a healthcare professional. The ADASUVE marketing authorization also states that a short- acting beta-agonist bronchodilator treatment should be available for treatment of possible severe respiratory side-effects, such as bronchospasm. The marketing authorization for ADASUVE is valid in all 28 EU Member States, plus Iceland, Liechtenstein and Norway. Beginning in August 2014, Ferrer began to receive individual country approvals in Latin America. As of September 30, 2015, Ferrer or its distributors, currently markets ADASUVE in 18 countries of the Ferrer Territory (Austria, Chile, Czech Republic, Denmark, Finland, France, Germany, Guatemala, Hungary, Latvia, Lithuania, Norway, Paraguay, Poland, Romania, Slovakia, Spain, and Sweden). Ferrer has also received approval to market ADASUVE in five additional Latin American countries. We expect Ferrer will launch in a number of European countries through 2016. In Latin America, we expect Ferrer will continue to work on product regulatory approvals and will launch in already approved countries throughout 2015 and 2016.

Until June 2015, we had primary responsibility for certain post-approval requirements outlined in the marketing authorisation for ADASUVE. Two of the five requirements have been completed and the data submitted to the European Medicines Agency, or the EMA. Work on the three additional requirements is ongoing. In June 2015, Ferrer assumed responsibility for these post-approval responsibilities, as discussed below.

In June 2015, we entered into an amendment to the Ferrer Agreement. We and Ferrer agreed to: (i) transfer ownership of the MAA to Ferrer, whereby Ferrer becomes responsible for all post-approval requirements of the MAA, including the post-authorization safety study, the drug utilization study and the Phase 3 clinical trial for adolescents and all other related regulatory activities and costs associated with the ADASUVE MAA, (ii) provide Ferrer an option to manufacture ADASUVE in the Ferrer Territories in its territory as well as for use by us in territories other than the U.S., Canada, China, Hong Kong, Taiwan and Macao, and if Ferrer does not exercise this option, we have the right to assign the ADASUVE manufacturing right to a third party, subject to Ferrer’s written consent, not to be unreasonably withheld, (iii) eliminate the remaining milestones related to first commercial sales in selected countries, and (iv) provide Ferrer with the right to access technology and develop a Staccato product of their choice to commercialization in the Ferrer Territory, with Ferrer paying a fixed royalty percentage on all sales of new Staccato products developed by Ferrer. Effective upon the June 2015 amendment to the Ferrer Agreement, the Ferrer territory includes the following countries: European Union, Serbia, Bosnia and Herzegovina, Montenegro, Macedonia, Albania, Andorra, Liechtenstein, San Marino, Vatican, Switzerland, Norway, Iceland, Argentina, Armenia, Azerbaijan, Belarus, Bolivia, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Georgia, Guatemala, Honduras, Kazakhstan, Kyrgyzstan, Mexico, Moldova, Nicaragua, Panama, Paraguay, Peru, Russia, Tajikistan, Turkey, Turkmenistan, Venezuela, Ukraine, Uruguay, Uzbekistan, Algeria, Bahrain, Egypt, Iran, Iraq, Israel, Jordan, Kuwait, Lebanon, Yemen, United Arab Emirates, Libya, Morocco, Oman, Palestine, Qatar, Saudi Arabia, Syria, Tunisia, Republic of Korea, Philippines and Thailand. The transfer of the MAA for ADASUVE to Ferrer was completed in August 2015.

In June 2015, we entered into an amendment to the Teva Agreement, or the Teva Amendment. The Teva Amendment provides for, among other matters: (i) suspension of our obligation to manufacture ADASUVE product during the prior to July 1, 2017, or the Suspension Period, with reinstatement if Teva submits a purchase order after July 1, 2017 and before December 31, 2017; (ii) a right for Teva to manufacture ADASUVE product itself; (iii) provides for Teva to reasonably consent to our assignment of the manufacturing rights under the Teva Agreement to a third party; (iv) suspends certain commercialization obligations of Teva during the Suspension Period; (v) provides us the right to increase the loan amount under the Teva Note for reimbursement of the Company’s manufacturing facility rent through the Suspension Period, up to a maximum of $1.7 million; (vi) provides for consent by Teva, under certain conditions, to the sale of all of our ADASUVE manufacturing facility assets and any assignment of manufacturing rights and obligations by us to a third party; and (vi) if we have assigned, sublicensed, subcontracted, delegated or otherwise transferred our manufacturing rights to a third party, further provides for a right of first offer to Teva with respect to the sale of our ADASUVE manufacturing facility assets.

In October 2015 we announced our plan to reacquire the U.S. rights for ADASUVE from Teva with an estimated target completion date of January 1, 2016. We and Teva also plan to restructure the obligations under our outstanding note from Teva. We and Teva are working on a transition agreement to continue product availability to patients and health care providers after the return of the rights to us.

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

During 2013 and 2014, Alexza completed production of ADASUVE for commercial launch and initial stocking, which did not utilize Alexza’s full manufacturing capacity. In collaboration with Teva and Ferrer, Alexza conducted an analysis to evaluate forward-looking demand for the product and cost-effective strategies for ADASUVE commercial production. The analysis included supply chain requirements, production volume and timelines, batch sizes and possible scenarios to make global production more efficient and cost-effective. Earlier this year, Teva and Ferrer provided longer-term, ADASUVE orders, allowing us to manufacture ADASUVE in a consistent manner to take advantage of the efficiencies of continued batch production. Through the third quarter of 2015, we produced approximately 110,000 units of ADASUVE which completed the fulfillment of the Teva and Ferrer orders. We have completed the suspension of the ADASUVE commercial production operations and plan to resume commercial production in the future as additional commercial product is required by Ferrer or any future collaborators. We may also consider contracting with third party manufacturers for ADASUVE units if deemed more efficient, including third-party manufacturers with multi-product facilities. As a result of the suspension of ADASUVE commercial production, we reduced our headcount to approximately 28 employees.

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

We initiated a Phase 2a proof-of-concept study for AZ-002 in January 2015. The Phase 2a clinical trial is designed to be an in-clinic, randomized, double-blind, cross-over evaluation of patients with epilepsy. The primary aim of this study will be to assess the safety and pharmacodynamic electroencephalographic effects of a single dose of AZ-002 at different dose strengths. Data from this clinical trial are expected to serve as the basis for dose determination in potential future efficacy and safety clinical studies. We expect to complete this study in the fourth quarter of 2015.

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

We have completed Phase 1 testing for AZ-007. In the Phase 1 study, AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak drug concentration of 1.6 minutes. Pharmacodynamics, measured as sedation assessed on a 100 mm visual- analog scale, showed onset of effect as early as 2 minutes after dosing. We do not anticipate further development of AZ-007 without obtaining these additional capital resources, but if we are able to secure such additional funding, we plan to initiate a Phase 2 clinical study for AZ-007. The primary goal of this study will be to: (i) determine AZ-007’s effects and impact on sleep, as measured with polysomnography, (ii) to determine AZ-007’s residual effects after dosing, as measured in a driving simulator environment, and (iii) to collect additional safety data on AZ-007.

Financing Update

We have retained Guggenheim Securities, LLC to assist in exploring strategic options to enhance stockholder value, including a possible sale or disposition of one or more corporate assets, a strategic business combination, partnership or other transactions. We may not complete any transaction as a result of this exploration of strategic options.

In September 2015, we issued a promissory note to Ferrer, in the maximum principal amount of $5.0 million, or the Ferrer Note. The terms of the Ferrer Note provide that (i) Ferrer will loan us up to $5.0 million in two tranches (ii) the initial tranche of $3.0 million was received by us on September 28, 2015 and we have the option to borrow the second tranche of $2 million at any time on or after January 1, 2016, (iii) interest accrues on the outstanding principal at the rate of 6% per annum, compounded monthly, through May 31, 2016, (iv) all outstanding principal and accrued interest under the Ferrer Note is due and payable upon Ferrer’s demand on May 31, 2016, (v) we may prepay the Ferrer Note at any time without premium or penalty, and (vi) we issued 125,000 shares of our common stock to Ferrer as partial consideration for the loan. The common stock was issued to Ferrer pursuant to the Stock Issuance Agreement was not registered at the time of issuance under the Securities Act of 1933, as amended.

As discussed in Note 13 (Subsequent Event), in October 2015 we announced our intention to reacquire the U.S. rights for ADASUVE from Teva with an estimated target completion date of January 1, 2016. Alexza and Teva also plan to restructure the obligations under the outstanding note from Teva. Alexza and Teva are working on a transition agreement to continue product availability to patients and health care providers after the return of the rights to Alexza.

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

In October 2015 we announced our plan to restructure our obligations under our outstanding note from Teva. We are evaluating the impact of these potential changes on our consolidated financial position, results of operations and cash flows and will not make a final determination until we have entered into a definitive agreement with Teva on these matters.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2015 and 2014

Revenue

Revenues for the three and nine months ended September 30, 2015 and 2014 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Product revenue	$1,061	$93	$2,394	$1,646
Milestone revenue	—	—	—	1,000
Amortization of upfront payments	712	364	1,954	1,457
Royalty revenue	—	—	5	4

Total revenues	$1,773	$457	$4,353	$4,107

Product Revenue We began shipping commercial units and recognizing revenue on ADASUVE product shipments to Ferrer in the second quarter of 2013 and to Teva in the fourth quarter of 2013. The increase in 2015 was a result of our fulfilling Teva and Ferrer orders prior to the suspension of our commercial production operations during the third quarter of 2015. No additional revenue related to product shipments is expected to be earned beginning in the first quarter of 2016 through at least the second quarter of 2017. If we contract with a third party to assume production responsibilities for ADASUVE, we may not recognize any future ADASUVE product revenue.

Amortization of Deferred Revenues The upfront payments received from our Collaboration, License and Supply Agreement with Ferrer, or the Ferrer Agreement are recognized as revenue over the period in which we complete our obligations under the Ferrer Agreement. The amount amortized can vary based on changes of the expected timing to complete our obligation and the receipt of any further upfront payments. Due to the amendment of the Ferrer Agreement, we accelerated the amortization period of the upfront payments for revenue recognition starting in June 2015 to December 2015. This reflects the potential period in which the technology transfer would occur for manufacturing capabilities. Prior to this amendment, the estimated amortization periods ended March 2017.

Milestone Revenue The milestone earned in 2014 resulted from a payment earned under the Ferrer Agreement related to the first commercial sale in Spain, no such milestones were earned in 2015.

Royalty Revenue Royalty revenue is earned under the Teva Agreement for sales of ADASUVE in the U.S. Teva commercially launched ADASUVE in March 2014.

Cost of Goods Sold

Costs of Goods Sold include the direct costs incurred to manufacture products sold combined with allocated manufacturing overhead, which consists of indirect costs, including labor and facility overhead. The carrying cost of inventory is reduced so as to not be in excess of market value as determined by the contractual transfer prices to Ferrer and Teva. These amounts are expensed to cost of goods sold. Cost of goods sold consists mainly of excess manufacturing costs during the period in addition to the cost of the units shipped.

During 2013 and 2014, Alexza completed production of ADASUVE for commercial launch and initial stocking, which did not utilize Alexza’s full manufacturing capacity. In collaboration with Teva and Ferrer, Alexza conducted an analysis to evaluate need for the product and cost-effective strategies for ADASUVE commercial production. The analysis included supply chain requirements, production volume and timelines, batch sizes and possible scenarios to make global production more efficient and cost-effective. Earlier this year, Teva and Ferrer provided longer-term ADASUVE orders, allowing us to manufacture ADASUVE in a consistent manner to take advantage of the efficiencies of continued batch production. Through the third quarter of 2015, we produced approximately 110,000 units of ADASUVE to complete the fulfillment of the Teva and Ferrer orders. We have suspended ADASUVE commercial production operations and plan to resume commercial production in the future as additional commercial product is required by Ferrer or any future collaborators. We may also consider contracting with third party manufacturers for ADASUVE units if deemed more efficient, including third-party manufacturers with multi-product facilities.

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

Due to the suspension of our commercial production operations, we expect our cost of goods sold to decrease significantly beginning in the fourth quarter of 2015 and continue at least through the second quarter of 2017. If we contract with a third party to assume production responsibilities for ADASUVE, we may not recognize any future ADASUVE cost of goods sold.

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

Research and development expenses were $2.5 million and $10.0 million during the three and nine months ended September 30, 2015, respectively, and $3.4 million and $10.6 million in the same periods in 2014, respectively. The decrease in research and development expenses during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 is due to the transfer of certain MAA post-approval commitments to Ferrer in June 2015 and a reduction in employee headcount.

We expect that research and development expenses will decrease during the fourth quarter of 2015 compared to the first three quarters of 2015. We anticipate continuing to incur expenses related to our AZ-002 Phase 2a clinical trial, and, if financing is secured, expenses related to the clinical development of AZ-007. Due to the suspension of our commercial production operations, a larger percentage of fixed overhead costs will be allocated to research and development expenses beginning in the fourth quarter of 2015.

General and Administrative Expenses

General and administrative expenses were $3.2 million and $10.4 million during the three and nine months ended September 30, 2015 and $3.8 million and $11.8 million in the same periods in 2014, respectively. This decrease was primarily due to our reduction in employee headcount. We expect general and administrative expenses to decrease during the fourth quarter of 2015 compared to the first three quarters of 2015. Due to the suspension of our commercial production operations, a larger percentage of fixed overhead costs will be allocated to general and administrative expenses beginning in the fourth quarter of 2015.

Change in the Fair Value of Contingent Consideration Liability

In connection with our acquisition of all of the outstanding equity of Symphony Allegro, Inc., or Allegro, in the third quarter of 2009, we are obligated to pay the former stockholders of Allegro certain percentages of cash receipts that may be generated from future collaboration transactions for ADASUVE, AZ-104 and/or AZ-002. We measure the fair value of this contingent consideration liability on a recurring basis. Any changes in the fair value of this contingent consideration liability are recognized in earnings in the period of the change. Certain events, including, but not limited to, clinical trial results, regulatory approval or non-approval of our submissions, the timing and terms of a strategic partnership, and the commercial success of ADASUVE, AZ-104, and/or AZ-002, could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations.

During the nine months ended September 30, 2015, we updated the discounted cash flow model to reflect adjusted ADASUVE sales projections, the impact of the June 2015 amendment to the Ferrer Agreement, heavier weighting to lower sales scenarios, the projected timing of the receipt of certain milestone payments, and the effects of the passage of nine months on the present value computation. As part of this process, we received updated projections from our collaborators in late March 2015 that indicated sales of ADASUVE would be lower in 2015 and 2016 than had been anticipated in the various projections and scenarios used to estimate the contingent consideration liability in previous periods. As a result of these lower projected sales and the decision to suspend our commercial production operations, we reevaluated the rate at which we believe sales will increase, the amount of peak sales, the period of time it will take to reach peak sales, the number of years at which peak sales would be achieved, and the related impact on the amount and timing of related royalties and milestones to be received. This evaluation resulted in a decrease to projected sales and the related milestones and royalties under the high, medium, and low sales scenarios, a heavier weighting to the lower sales scenario, and the removal of certain milestone payments. During the three and nine months ended September 30, 2015, we updated the discounted cash flow model to reflect heavier weighting to lower sales scenarios, the passage of time, and the timing of certain milestones. These items resulted in a decrease to the contingent consideration liability and a corresponding non-operating, non-cash gain of $4.2 million and $18.2 million or $0.21 and $0.92 per share, for the three and nine months ended September 30, 2015, respectively.

During the nine months ended September 30, 2014, we modified the assumptions associated with the amount and timing of milestones and royalties projected for ADASUVE and AZ-002, the probability that AZ-002 would be licensed or sold by us, and the effects of the passage of nine months on the present value computation. These items resulted in a decrease to the contingent consideration liability and a corresponding non-operating gain of $5.3 million, or $0.31 per share, for the nine months ended September 30, 2014. During the three months ended September 30, 2014 we increased the contingent liability and recognized a non-operating loss of $1.1 million, or $0.06 per share, primarily to reflect the impact of the passage of one quarter of time on the discounted cash flow model.

In October 2015 we announced our plan to reacquire the U.S. rights for ADASUVE from Teva with an estimated target completion date of January 1, 2016. While we are still evaluating the impact of these potential changes on our consolidated financial position, results of operations and cash flows, we anticipate the reacquisition of the U.S. rights for ADASUVE will result in a decrease to the contingent consideration liability and a corresponding increase in non-operating gain in the fourth quarter of 2015.

Interest and Other Income/(Expense), Net

Interest and other income/(expense) was ($72,000) and ($87,000) for the three and nine months ended September 30, 2015, respectively, and $14,000 and $22,000 in the same periods in 2014, respectively. The amounts generally represent income earned on our cash, cash equivalents, marketable securities and restricted cash. We expect interest income to remain nominal in the fourth quarter of 2015.

Interest Expense

Interest expense was $2.0 million and $6.4 million for the three and nine months ended September 30, 2015, respectively and $2.2 million and $5.2 million in the same periods in 2014, respectively. The amounts represent interest on our borrowings from Teva, the March 2014 royalty securitization financing in 2015, and, borrowings from Autoliv ASP, Inc., or Autoliv which was paid in full in 2014. We expect interest expense to remain relatively consistent with levels incurred through the first three quarters of 2015.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, debt financings, revenues primarily from licensing agreements and government grants, and payments from Allegro. We have received additional funding from interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our 2005 Employee Stock Purchase Plan. As of September 30, 2015, we had $11.3 million in cash and cash equivalents. Our cash and cash equivalents balances are held in money market accounts, investment grade commercial paper and government-backed securities. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Cash Flows from Operating Activities. Net cash used in operating activities was $28.3 million and $34.4 million during the nine months ended September 30, 2015 and 2014, respectively.

The net cash used in the nine months ended September 30, 2015 primarily reflects the net loss of $18.3 million offset by the $18.2 million non-operating, non-cash gain related to the decrease in the contingent consideration liability, non-cash fixed asset impairment charge of $1.4 million, inventory write-off of $1.2 million, share-based compensation expense of $1.0 million and depreciation and amortization of $2.3 million. Cash flows from operating activities were also impacted by the decrease in accrued clinical and other accrued liabilities, primarily due to the payout of the amounts earned under the Company’s 2014 Cash Bonus Plan.

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

Cash Flows from Investing Activities. Net cash provided by (used in) investing activities was $19.5 million and $(17.3) million during the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014 we had fixed asset acquisitions of $43,000 and $2.5 million, respectively. During the nine months ended September 30, 2015, we had maturities, net of purchases, of available-for-sale securities of $19.5 million. During the nine months ended September 30, 2014, we had purchases, net of maturities, of available-for-sale securities of $14.8 million.

Cash Flows from Financing Activities. Net cash provided by financing activities was $5.0 million and $46.0 million during the nine months ended September 30, 2015 and 2014, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our financing agreements. In the nine months ended September 30, 2015, we had a reduction of restricted cash of $2.8 million, a result of the quarterly interest payments on our royalty securitization financing and we made $0.9 million of payments to the former shareholders of Symphony Allegro.

In the nine months ended September 30, 2014, we raised net proceeds of approximately $40.8 million through a royalty securitization financing and a drawdown of $10.0 million against the Teva Note. During the nine months ended September 30, 2014, we made $251,000 in payments to the former shareholders of Symphony Allegro as a result of the $1.0 million milestone payment we received from Ferrer related to the first commercial sale in Spain and royalties received from Teva. In addition, we made principal payments of $584,000 on outstanding financing obligations during the nine months ended September 30, 2014.

We believe that with current cash and cash equivalent balances, amounts available under the Ferrer Note and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs, at our expected cost levels into the second quarter of 2016. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

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

Our forecast of the period of time that our financial resources will be adequate to support operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” In light of the numerous risks and uncertainties associated with the commercialization of ADASUVE, the commercial manufacturing of ADASUVE, the development of our product candidates and the extent to which we enter into additional strategic collaborations with third parties to participate in development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the cost and timing of the development of our commercialization abilities;

•	the commercial success of ADASUVE or any other product candidates that are approved for marketing;

•	the cost, timing and outcomes of regulatory approvals or non-approvals;

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the terms and timing of any additional distribution, strategic collaboration or licensing agreements that we may establish;

•	the number and characteristics of product candidates that we pursue;

•	the cost of producing ADASUVE in commercial quantities;

•	the cost to initiate commercial production of ADASUVE after our production capabilities were suspended during the third quarter of 2015;

•	the cost of establishing clinical supplies of our product candidates;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to successfully commercialize ADASUVE, perform our post-approval commitments to the FDA and EC, or continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs, or other operations. We may seek to raise additional funds through public or private financing, strategic collaborations or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Applicable listing standards may affect our ability to consummate certain types of offerings of our securities in the future. In connection with the $5.0 million Ferrer Note we issued 125,000 shares of our unregistered common stock to Ferrer. Our October 2014 private sale of unregistered shares to Ferrer involved the sale of 2,000,000 shares of our common stock. We paid $865,000 of the proceeds from Ferrer to the former stockholders of Symphony Allegro. Our March 2014 royalty securitization financing involved the issuance of warrants to purchase 345,661 shares of our common stock and requires interest payments by our wholly-owned subsidiary without recourse to us beginning in June 2014. Our February 2012 underwritten public offering involved the sale of 4,400,000 shares of our common stock and warrants to purchase an additional 4,400,000 shares of our common stock. If we raise funds through additional collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition, results of operations, and prospects.

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

In June 2015, we entered into an amendment to the Teva Note. Included in the amendment is a cessation of interest accrual during the suspension of the Company’s obligation to manufacture ADASUVE product for Teva from the date of the amendment to July 1, 2017, or the Suspension Period, with reinstatement of interest accrual if Teva submits a purchase order after July 1, 2017 and before December 31, 2017. In addition, the maturity date of the Teva Note is extended from May 7, 2018 to a new maturity date which includes the addition of the number of days in the Suspension Period. Also included in the amendment is a provision where we have the right to increase the loan amount under the Teva Note for reimbursement of the Company’s manufacturing facility rent through the Suspension Period, up to a maximum of $1.7 million. As a result of this amendment, the effective interest rate of the Teva Note, based on its current book value and revised interest terms and estimated maturity date, was reduced from 9.7% prior to the amendment to 5.2% after the amendment.

In October 2015 we announced our plan to restructure our obligations under the Teva Note. We are evaluating the impact of these changes on our consolidated financial position, results of operations and cash flows and will not make a final determination until we have entered into a definitive agreement with Teva on these matters.

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

Ferrer Note

In September 2015, we issued the Ferrer Note to Ferrer, in the maximum principal amount of $5.0 million. The terms of the Ferrer Note provide that (i) Ferrer will loan us up to $5.0 million in two tranches (ii) the initial tranche of $3.0 million was received by us on September 28, 2015 and we have the option to borrow the second tranche of $2.0 million at any time on or after January 1, 2016, (iii) interest accrues on the outstanding principal at the rate of 6% per annum, compounded monthly, through May 31, 2016, (iv) all outstanding principal and accrued interest under the Ferrer Note is due and payable upon Ferrer’s demand on May 31, 2016, (v) we may prepay the Ferrer Note at any time without premium or penalty, and (vi) we issued 125,000 shares of our common stock to Ferrer as partial consideration for the loan.

Future Minimum Payment Schedule

Our scheduled future minimum contractual payments including interest at September 30, 2015, are as follows (in thousands):

	Operating Lease Agreements	Financing Obligations	Total
2015 — remaining 3 months	804	—	804
2016	3,287	3,123	6,410
2017	3,386	—	3,386
2018	853	—	853
Thereafter	—	29,635	29,635

Total	$8,330	$32,758	$41,088

The above table excludes any payments pursuant to the $45.0 million from the royalty securitization financing notes of our wholly-owned subsidiary, which have a legal maturity date in 2027. The principal payments by the subsidiary under the royalty securitization financing will be dependent upon the timing and amounts of royalties and milestone payments received under the Teva Agreement.

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Off Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and restricted cash. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of September 30, 2015, we had cash and cash equivalents of $11.3 million. Prior to the current quarter, securities in our investment portfolio were not leveraged, were classified as available-for-sale and were, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.

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

Our management, with the participation of our chief executive officer (who also serves as our principal financial officer and principal accounting officer) and outside counsel, has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer has concluded that, as of September 30, 2015, our internal disclosure controls and procedures were effective at the reasonable assurance level, except as otherwise noted below.

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

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer has concluded, based on his evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met, except as noted above.

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

We have incurred significant losses from operations since our inception and expect losses to continue for the foreseeable future. As of September 30, 2015, we had cash and cash equivalents of $11.3 million and working capital of $111,000. We believe that, based on our cash and cash equivalent balances at September 30, 2015, amounts available under the Ferrer Note and our expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the second quarter of 2016. We have incurred significant losses from operations since our inception and expect losses to continue for the foreseeable future. In light of our ongoing costs, investments in ADASUVE manufacturing and product candidate development, and our projected working capital needs, we expect to need to source additional capital to finance our ongoing operations in the next twelve months. We may not be able to source sufficient capital on acceptable terms, or at all, to continue to pursue approval to commercialize ADASUVE in the United States or other countries, to continue development of our other product candidates or to continue operations. We plan to source additional capital which may be used to fund strategic initiatives, operations and working capital, or development of product candidates. In addition to product revenues, royalties and milestone payments, we may finance our operations through additional distribution or licensing collaborations, sale of equity securities, or utilization of debt arrangements. Such funding may not be available or may be on terms that are not favorable to us. Our inability to source capital as and when needed could have a negative impact on our financial condition, results of operations or our ability to execute on our strategic initiatives. For instance, in October 2015 we announced our plan to restructure our obligations under the Teva Note. We cannot be sure whether this negotiation will reduce our obligations under the Teva Note until we have entered into a definitive agreement with Teva. We also cannot assure you that we will ever enter into such an agreement and may be forced to comply with the current terms of the Teva Note throughout the term of the Teva Note. In addition, the change in our relationship with Teva may negatively affect our ability to raise additional funds and to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2014 and our unaudited financial statements for the quarter ended September 30, 2015 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our operating and capital plans for the next twelve months call for cash expenditure to exceed our current cash, cash equivalents, marketable securities, restricted cash and working capital. We concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses, raise additional funds, principally through additional corporate partnerships, the additional sales of our securities or debt financings to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

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

Additionally, in October 2015 we announced our plan to reacquire the U.S. rights for ADASUVE from Teva with an estimated target completion date of January 1, 2016. While we and Teva are working on a transition agreement to continue product availability to patients and health care providers after the return of the rights to us, we cannot be assured that we will ever enter into any such agreement. Even if we were to enter into such an agreement, we cannot be assured that we would be able to successfully commercialize ADASUVE in the U.S.

We have a history of net losses. We expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $18.3 million, $36.7 million, $39.6 million, and $28.0 million for the nine months ended September 30, 2015 and the years ended December 31, 2014, 2013, and 2012, respectively. As of September 30, 2015, we had an accumulated deficit of $0.4 million and a stockholders’ deficit of $68.8 million. We expect to continue to incur substantial net losses and negative operating cash flow through at least 2016. These losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with the commercialization of ADASUVE by Teva and Ferrer, our ability to supply commercial quantities of ADASUVE, and conduct pharmaceutical product development, we are unable to predict accurately the timing or amount of future revenues or expenses, or when, or if, we will be able to achieve or maintain profitability. Additionally, in October 2015 we announced our plan to reacquire the U.S. rights for ADASUVE from Teva with an estimated target completion date of January 1, 2016. While we and Teva are working on a transition agreement to continue product availability to patients and health care providers after the return of the rights to us, we cannot be assured that we will ever enter into any such agreement. Even if we were to enter into such an agreement, we cannot be assured that we would be able to successfully commercialize ADASUVE in the U.S. To date, we have not generated any significant royalty revenue. We have financed our operations primarily through the sale of equity securities, equipment financing, debt financing, collaboration and licensing agreements, and government grants. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Revenues from strategic collaborations are uncertain because we may not enter into any additional strategic collaborations or current collaborations may have different results than we anticipate. If we or our collaborators are unable to successfully commercialize ADASUVE or one or more of our product candidates or if sales revenue from ADASUVE or any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. ADASUVE sales will be difficult to predict from period to period. For example, we did not have any shipments of ADASUVE in the fourth quarter of 2014 and do not anticipate any product shipments beginning in the first quarter of 2016 through at least the second quarter of 2017. Product sales recognized during the fourth quarter of 2014 represented units of ADASUVE that were shipped during the third quarter and accepted in the fourth quarter by our collaborators. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors, including:

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

We will need to source additional capital to fund our operations, to develop our product candidates and to support our commercial manufacturing activities. Our future capital requirements will be substantial and will depend on many factors including:

•	Our success in commercializing ADASUVE in the United States, if we reacquire the rights to ADASUVE in the United States;

•	Our ability to execute the ADASUVE REMS program to the satisfaction of the FDA, if we reacquire the rights to ADASUVE in the United States;

•	Ferrer’s success in commercializing ADASUVE in the Ferrer Territories;

•	the terms and success of any future licensing arrangement that we may enter into for the commercial rights for ADASUVE outside the United States and the Ferrer Territories;

•	the development costs for our other product candidates;

•	the cost and timing of complying with our post-approval commitments;

•	the cost and timing of complying with the process for renewal of marketing authorization in the EU;

•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;

•	the scope, rate of progress, results and costs of our commercial production activities;

•	our ability to execute our commercial production strategy;

•	payments received under our collaborations with Ferrer and any future strategic collaborations;

•	the continuation of the Ferrer collaborations under its agreed terms;

•	the filing, prosecution and enforcement of patent claims; and

•	the costs associated with commercializing our other product candidates, if they receive regulatory approval.

We believe that, based on our cash and cash equivalent balances at September 30, 2015, amounts available under the Ferrer Note and our expected cash usage, we have sufficient capital resources to meet our anticipated cash needs into the second quarter of 2016. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	continuation of our Ferrer collaborations;

•	no unexpected costs related to executing our commercial production strategy; and

•	no unbudgeted growth in the number of our employees during this period.

We may never be able to generate a sufficient amount of product or royalty revenue to cover our expenses. We did not generate any product revenues until the second quarter of 2013 and did not generate any royalty revenues until the second quarter of 2014. Product sales recognized during the fourth quarter of 2014 represented units of ADASUVE that were shipped late in the third quarter and tested and accepted in the fourth quarter by our collaborators. We do not anticipate any product shipments beginning in the first quarter of 2016 through at least the second quarter of 2017. In addition, any royalty and milestone payments payable under the Teva Agreement will first be applied to repaying principal and interest on the $45.0 million of non-recourse notes that our wholly-owned subsidiary issued in our March 2014 royalty securitization financing before we are able to utilize any royalty or milestone payments under the Teva Agreement for general corporate purposes. To date we have not recognized significant royalty revenues. Until we generate sufficient revenues to cover expenses, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic collaborations or licensing arrangements. Any financing transaction may contain unfavorable terms. For example, the terms of certain warrants we have issued in previous financings could require us to pay warrant holders a significant portion of the proceeds in a change of control transaction, potentially materially reducing the proceeds available to holders of our common stock. If we source additional funds by issuing equity securities our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we source additional funds through strategic collaborations, we may be required to relinquish rights to ADASUVE, our product candidates or our technologies, or to grant licenses on terms that are not favorable to us. Complying with the terms of the foregoing rights and restrictions may make it more difficult to complete certain types of transactions and result in delays to our fundraising efforts.

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

We have exclusively licensed the ADASUVE U.S. commercialization rights to Teva. Teva announced the U.S. launch of ADASUVE in March 2014. In October 2015 we announced our plan to reacquire the U.S. rights for ADASUVE from Teva with an estimated target completion date of January 1, 2016. While we and Teva are working on a transition agreement to continue product availability to patients and health care providers after the return of the rights to us, we cannot be assured that we will ever enter into any such agreement. Even if we were to enter into such an agreement, we cannot be assured that we would be able to successfully commercialize ADASUVE in the U.S. If we are successful in reacquiring the U.S. rights to ADASUVE, we plan to identify a new U.S. commercial partner for ADASUVE in 2016, however, we cannot be assured that we will be successful or whether or not the terms of such a collaboration would be on terms less favorable to us than those of the Teva Agreement. Also, the end of Teva’s commercialization efforts could have an effect on investors’ perception of potential sales of ADASUVE inside and outside the United States, which could also cause a decline in our stock price and may make it more difficult for us to enter into additional strategic collaborations. Notes issued by our wholly-owned subsidiary in conjunction with our royalty securitization financing are secured by the right to receive royalty and milestone payments under the Teva Agreement and our equity ownership in the wholly-owned subsidiary. To date, royalties and milestone payments under the Teva Agreement have not been sufficient to pay the amounts due under the Notes. If the amounts received by the wholly-owned subsidiary are not sufficient to meet the obligations under the Notes and we do not voluntarily provide the subsidiary with the funds to make required payments as they come due, the Note holders may foreclose on the equity we own in the subsidiary and we could lose rights to receive future payments related to U.S. rights to ADASUVE.

In February 2013, the EC granted a marketing authorization for ADASUVE, as ADASUVE (Staccato loxapine) 4.5 mg or 9.1 mg, inhalation powder, pre-dispensed. In October 2011, we entered into a commercial collaboration with Ferrer pursuant to the Ferrer Agreement, to commercialize ADASUVE in the Ferrer Territories. The marketing authorization for ADASUVE is valid in all 28 EU Member States, plus Iceland, Liechtenstein and Norway. Beginning in August 2014, Ferrer began to receive individual country approvals in Latin America. As of September 30, 2015, Ferrer or its distributors, currently markets ADASUVE in 18 countries of the Ferrer Territory (Austria, Chile, Czech Republic, Denmark, Finland, France, Germany, Guatemala, Hungary, Latvia, Lithuania, Norway, Paraguay, Poland, Romania, Slovakia, Spain, and Sweden). Ferrer has also received approval to market ADASUVE in five additional Latin American countries. Ferrer anticipates additional European and Latin American country approvals and launches in 2015 and 2016. If Ferrer is unable to commercialize ADASUVE successfully in the various Ferrer Territories or if Ferrer is unable to fulfill the post-marketing authorization commitments that were required as part of the marketing authorization granted for ADASUVE in the EU, our revenue will suffer and our stock price may decline. The transfer of the MAA for ADASUVE to Ferrer was completed in August 2015.

We also intend to seek distribution collaborators in addition to Ferrer for ADASUVE and our product candidates. If we are unable to enter into an international distribution collaboration, we will be unable to generate revenues from countries outside the United States and the Ferrer Territories.

If we enter into additional strategic collaborations, we may be required to relinquish important rights to and control over the development of ADASUVE or our product candidates or otherwise be subject to terms unfavorable to us.

Our relationship with Ferrer is, and any other strategic collaborations with pharmaceutical or biotechnology companies we may establish will be, subject to a number of risks including:

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

Additionally, in October 2015 we announced our plan to reacquire the U.S. rights for ADASUVE from Teva with an estimated target completion date of January 1, 2016. We cannot be assured that we will ever enter into any such agreement. Even if we were to enter into such an agreement, we cannot be assured that we would be able to fulfill these FDA post-marketing obligations without the support of Teva.

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

During 2013 and 2014, Alexza completed production of ADASUVE for commercial launch and initial stocking, which did not utilize Alexza’s full manufacturing capacity. In collaboration with Teva and Ferrer, Alexza conducted an analysis to evaluate need for the product and cost-effective strategies for ADASUVE commercial production. The analysis included supply chain requirements, production volume and timelines, batch sizes and possible scenarios to make global production more efficient and cost-effective. Earlier this year, Teva and Ferrer provided longer-term, ADASUVE orders, allowing us to manufacture ADASUVE in a consistent manner to take advantage of the efficiencies of continued batch production. During the third quarter of 2015, we completed all required ADASUVE production under our license and supply agreements with our Teva and Ferrer ADASUVE orders. As a result, we suspended our ADASUVE commercial manufacturing operations. We plan for ADASUVE commercial production to resume in the future as additional commercial product is required by Ferrer or any future collaborators. We may also consider contracting with third party manufacturers for ADASUVE units if deemed more efficient, including third-party manufacturers with multi-product facilities. We cannot predict when, if ever, we will begin to again commercially manufacture ADASUVE. If we do not restart our commercial manufacturing, we cannot predict if third-party manufacturers will be able to produce ADASUVE at a price which would allow us to generate profits.

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

An element of our business strategy is our intent to selectively collaborate with pharmaceutical, biotechnology and other companies to obtain assistance for the development and commercialization of ADASUVE and our product candidates. In October 2011, we entered into the Ferrer Agreement with Ferrer for the commercialization of ADASUVE in the Ferrer Territories. In May 2013, we entered into a commercial collaboration with Teva, granting Teva an exclusive license to develop and commercialize ADASUVE in the United States. We may never enter into additional strategic collaborations with third parties to develop and commercialize ADASUVE or our product candidates. Other than Teva and Ferrer, we do not currently have any strategic collaborations for ADASUVE or any of our product candidates. Additionally, in October 2015 we announced our plan to reacquire the U.S. rights for ADASUVE from Teva with an estimated target completion date of January 1, 2016. While we and Teva are working on a transition agreement to continue product availability to patients and health care providers after the return of the rights to us, we cannot be assured that we will ever enter into any such agreement. Even if we were to enter into such an agreement, we cannot be assured that we would be able to successfully commercialize ADASUVE in the U.S. If we are successful in reaquiring the U.S. rights to ADASUVE, we plan to identify a new U.S. commercial partner for ADASUVE in 2016, however, we cannot be assured that we will be successful or whether or not the terms of such a collaboration would be on terms less favorable to us than those of the Teva Agreement. Notes issued by our wholly-owned subsidiary in conjunction with our royalty securitization financing are secured by the right to receive royalty and milestone payments under the Teva Agreement and our equity ownership in the wholly-owned subsidiary. To date, royalties and milestone payments under the Teva Agreement have not been sufficient to pay the amounts due under the Notes. If the amounts received by the wholly-owned subsidiary are not sufficient to meet the obligations under the Notes and we do not voluntarily provide the subsidiary with the funds to make required payments as they come due, the Note holders may foreclose on the equity we own in the subsidiary and we could lose rights to receive future payments related to U.S. rights to ADASUVE.

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

As a condition to FDA approval of ADASUVE, Teva also has several post-approval commitments and requirements, including a 10,000 patient observational clinical trial designed to gather patient safety data based on the real-world use of ADASUVE, as well as a clinical program addressing the safety and efficacy of ADASUVE in agitated adolescent patients. Additionally, in October 2015 we announced our plan to reacquire the U.S. rights for ADASUVE from Teva with an estimated target completion date of January 1, 2016. We cannot be assured that we will ever enter into any such agreement. Even if we were to enter into such an agreement, we cannot be assured that we would be able to successfully satisfy these post-approval commitments. If we are successful in reaquiring the U.S. rights to ADASUVE, we plan to identify a new U.S. commercial partner for ADASUVE in 2016, however, we cannot be assured that we will be successful or whether or not the terms of such a collaboration would be on terms less favorable to us than those of the Teva Agreement. Notes issued by our wholly-owned subsidiary in conjunction with our royalty securitization financing are secured by the right to receive royalty and milestone payments under the Teva Agreement and our equity ownership in the wholly-owned subsidiary. To date, royalties and milestone payments under the Teva Agreement have not been sufficient to pay the amounts due under the Notes. If the amounts received by the wholly-owned subsidiary are not sufficient to meet the obligations under the Notes and we do not voluntarily provide the subsidiary with the funds to make required payments as they come due, the Note holders may foreclose on the equity we own in the subsidiary and we could lose rights to receive future payments related to U.S. rights to ADASUVE.

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

The costs associated with development and approval of study protocols and the completion of studies and clinical trials are significant. There are risks involved with relying on our own capabilities to perform the tasks required by the post-market studies for ADASUVE, as well as with entering into arrangements with third parties to perform these services. If we or Teva enter into an arrangement with a third party or parties to perform the tasks required for the ADASUVE post-market studies and trials, the expense of such outsourcing could be significant, decreasing the profitability of ADASUVE. Additionally, any third party with whom we may collaborate may not fulfill its obligations or carry out activities sufficiently to satisfy FDA, EC, EMA or other U.S. or foreign regulatory authority standards, which could result in increased expenses needed to remediate any deficiencies or could even result in an FDA, EC, EMA or other U.S. or foreign regulatory authority enforcement action, including the imposition of civil money penalties and the withdrawal of approval of the product in the U.S. Finally, the data derived from any post-market study or trial could result in additional restrictions on the commercialization of ADASUVE through changes to the approved ADASUVE label, a more burdensome REMS program, the imposition of additional post-market studies or trials, or could even lead to the withdrawal of the approval of the product.

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

Part of the regulatory approval process includes compliance inspections of manufacturing facilities, processes, and products to ensure adherence to applicable regulations and guidelines. The regulatory agency may delay, limit or deny marketing approval of our other product candidates as a result of such inspections. Any delay in, or failure to receive or maintain approval for any of our product candidates could prevent us from ever generating meaningful revenues or achieving profitability.

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

Earlier this year, Teva and Ferrer provided longer-term, ADASUVE orders, allowing us to manufacture ADASUVE in a consistent manner to take advantage of the efficiencies of continued batch production. During the third quarter of 2015, we completed all required ADASUVE production under our license and supply agreements with our Teva and Ferrer ADASUVE orders. As a result, we suspended our ADASUVE commercial manufacturing operations. We plan for ADASUVE commercial production to resume in the future as additional commercial product is required by Ferrer or any future collaborators. We may also consider contracting with third party manufacturers for ADASUVE units if deemed more efficient, including third-party manufacturers with multi-product facilities. We cannot predict when, if ever, we will begin to again commercially manufacture ADASUVE. If we do not restart our commercial manufacturing, we cannot predict if third-party manufacturers will be able to produce ADASUVE at a price which would allow us to generate profits.

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

The reduction of our workforce in 2015, and any future workforce and expense reductions, may have an adverse impact on our internal programs and may divert management attention.

We have substantially reduced the number of our executive and non-executive officers within the last 12 months. Additionally, the suspension of our ADASUVE commercial production included dismissal of a large number of our staff, some of whom had advanced or specialized skills. As a result, our headcount has decreased from 81 full-time employees at March 31, 2015 to approximately 28 full-time employees at November 2, 2015. This workforce reduction was primarily implemented to preserve our capital resources and to manage our operating expenses. This workforce reduction may also limit our ability to complete our corporate objectives. We may also be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. While our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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

We will need to source additional capital to fund our operations to develop our product candidates. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in February 2012, we issued 4,400,000 shares of our common stock and warrants to purchase up to an additional 4,400,000 shares of our common stock in an underwritten public offering; in March 2012, we issued 241,936 shares of our common stock in a private placement to Ferrer; in July 2012 we issued 80,429 shares of our common stock to Azimuth in consideration for its execution and delivery of the Purchase Agreement; in August and September 2012, we issued an aggregate of 3,489,860 shares of our common stock to Azimuth under the Purchase Agreement; in May 2013, we issued 1,437,481 shares of our common stock to Azimuth under the Purchase Agreement; in October 2014, we issued 2,000,000 shares of our common stock in a private placement to Ferrer; and in September 2015 we issued 125,000 shares of our unregistered common stock to Ferrer pursuant to the Ferrer Note and a Stock Issuance Agreement. If we enter into other financing transactions in which we issue equity securities in the future, our existing common stockholders will experience immediate dilution upon any such issuance.

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

On June 19, 2015, we received a notice from The NASDAQ Stock Market indicating that our common stock had not met the $35 million market value of listed securities requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. In accordance with the NASDAQ Marketplace Rules, we have been provided an initial compliance period of 180 calendar days from the date the notice to regain compliance with the minimum market value of listed securities requirement. To regain compliance, the minimum market value of our common stock must meet or exceed $35 million for a minimum of 10 consecutive business days during the grace period. If we do not regain compliance during the 180 calendar day grace period, we may receive a delisting notification from The NASDAQ Stock Market. We may, at that time, request a hearing to remain on The Nasdaq Capital Market, which request will ordinarily suspend such delisting determination until a decision by The NASDAQ Stock Market subsequent to the hearing

There can be no assurance that we will be successful in maintaining our listing of our common stock on The Nasdaq Capital Market. If we are not successful in maintaining our listing, it could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could materially adversely affect our ability to access capital markets. As of November 2, 2015, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $18.5 million, the total market value of our listed securities was $21.3 million and the closing bid price of our common stock was $1.09 per share. As of September 30, 2015, we had a stockholders’ deficit of $69.0 million.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

The information regarding the issuance of unregistered shares of our common stock to Ferrer under Item 3.02 of our Current Report on Form 8-K as filed with the SEC on September 28, 2015 is hereby incorporated by reference.

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

Alexza Pharmaceuticals, Inc.
(Registrant)

November 5, 2015	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer
(principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.3	Certificate of Amendment to Restated Certificate of Incorporation. (1)

3.4	Amended and Restated Bylaws. (2)

3.5	Amendment to Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (1)

4.2	Second Amended and Restated Investors’ Right Agreement dated November 5, 2004, by and between Registrant and certain holders of Preferred Stock. (2)

4.3	Reference is made to exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

10.1	Promissory Note issued by the Registrant to Grupo Ferrer Internacional, S.A. dated September 28, 2015 (4)

10.2	Stock Issuance Agreement between the Registrant and Grupo Ferrer Internacional, S.A. dated September 28, 2015 (4)

31.1‡	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1‡	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document (filed electronically herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).

‡	Furnished herewith.
(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-3 (File No. 333-182341) as filed with the SEC on June 26, 2012.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(3)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.
(4)	Incorporated by reference to exhibits to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 28, 2015.