Form 10-K
period 2015-12-31
Alexza Pharmaceuticals Inc.
filed 2016-03-28
CIK 1344413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendments to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $18,482,850 based on the closing sale price of the Registrant’s common stock on The NASDAQ Global Market on June 30, 2015. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of March 23, 2016 was 21,750,615.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant’s fiscal year ended December 31, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report constitute forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding: the adequacy of our capital to support our operations through April 2016, the ability of us and our collaborator to effectively and profitably commercialize ADASUVE, our ability to enter into and complete any strategic transaction, including the proposed acquisition of all outstanding shares of our common stock by Grupo Ferrer Internacional S.A., estimated product revenues and royalties associated with the sales of ADASUVE, the timing of the commercial launch of ADASUVE in various countries, our ability to identify and complete a new commercial agreement for ADASUVE in the U.S., our ability to raise additional funds and the potential terms of such potential financings, our ability to implement and assess the ADASUVE REMS program, the timing and outcome of the ADASUVE post-marketing studies, the prospects of us or our collaborators receiving approval to market ADASUVE in additional Latin American countries, the Commonwealth of Independent States countries and other countries, the implications of interim or final results of our other clinical trials, the progress and timing of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of our product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures and the sufficiency of our cash resources. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

ADASUVE has been developed for the treatment of agitation associated with schizophrenia or bipolar disorder, ADASUVE has been approved for marketing in the United States by the U.S. Food and Drug Administration, or FDA, in the European Union, or EU, by the European Commission, or EC and in several countries in Latin America. In the United States, the EU and Latin America, ADASUVE is approved for similar indications. It is approved with a different number of dose strengths and has different risk mitigation and management plans in the United States, the EU and Latin America. ADASUVE is our only approved product.

We have two product candidates in active development. AZ-002 (Staccato alprazolam) is being developed for the management of patients with acute repetitive seizures, sometimes called cluster seizures, or ARS. A Phase 2a proof-of-concept study for AZ-002 in patients with epilepsy was initiated in January 2015. Interim results of this clinical trial were released in December 2015 and presented at the Epilepsy Foundation Pipeline Conference in February 2016. AZ-007 (Staccato zaleplon) is being developed for the treatment of insomnia in patients who have difficulty falling asleep, including patients who awake in the middle of the night and have difficulty falling back asleep. We do not anticipate further clinical development of AZ-007 until we are able to obtain additional capital resources.

We have retained all rights to the Staccato system and to our product candidates other than ADASUVE and AZ-104 (Staccato loxapine, low-dose). In May 2013, we licensed the exclusive rights for the U.S. market to commercialize ADASUVE and AZ-104 to Teva Pharmaceuticals USA, Inc., or Teva. In February 2016, we entered into an amendment to our agreement with Teva whereby we reacquired the ADASUVE U.S. commercial rights. For Europe, Latin America, the Commonwealth of Independent States countries, the Middle East and North Africa countries, Korea, Philippines and Thailand, or the Ferrer Territories, we have licensed the exclusive rights to commercialize ADASUVE to Grupo Ferrer Internacional S.A., or Ferrer. We are continuing to seek additional commercialization collaborations to commercialize ADASUVE in the U.S. and in territories outside the Ferrer Territories. We intend to develop certain product candidates internally and to identify external resources or collaborators to develop and commercialize other product candidates.

We believe that, based on our cash and cash equivalent balances at December 31, 2015, the additional $1.0 million drawn in March 2016 under that certain promissory note we issued to Ferrer in September 2015, or the Ferrer Note, and our expected cash usage, we have sufficient capital resources to meet our anticipated cash needs until the end of April 2016. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. Even if circumstances do not cause us to consume capital significantly faster or slower than we currently anticipate, we may be forced to significantly reduce our operations if our business prospects do not improve. If we are unable to source additional capital, we may be forced to shut down operations altogether.

In February 2016, we entered into a non-binding Letter of Intent, or the Letter of Intent, with Ferrer with respect to Ferrer’s proposed acquisition of all outstanding shares of our common stock, or the Transaction. The Letter of Intent does not constitute a binding agreement to consummate such acquisition and it entitles both us and Ferrer to terminate discussions at any time in our or Ferrer's sole discretion. Additionally we can, at our discretion, enter into discussions with third parties and continue to explore strategic options. We continue to have discussions with Ferrer regarding a transaction. There can be no assurance that such potential Transaction will be agreed to or consummated. The entering into the Letter of Intent follows exploration of strategic options that we announced previously. In September 2015, we announced that we had retained Guggenheim Securities, LLC to assist in exploring strategic options to enhance stockholder value, including a possible sale or disposition of one or more corporate assets, a strategic business combination, partnership or other transactions. Our Board of Directors will review and carefully evaluate the terms of the potential Transaction with our financial and legal advisors.

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

Commercialization Strategy Overview

Our global commercialization strategy for ADASUVE is to use strategic collaborations to commercialize ADASUVE. We currently have one commercialization collaboration. It is with Ferrer for the Ferrer Territories. We have reacquired the rights for ADASUVE in the United States and are working to identify a new commercialization collaboration partner for the United States.  In the interim, we expect to provide product to the customers already purchasing ADASUVE, through distribution systems established by Teva.  According to the February 2016 transition agreement with Teva, we have the ability to promote and distribute ADASUVE under the currently approved label for up to twelve months. We are continuing to seek additional commercialization collaborations to commercialize ADASUVE in territories outside the United States and the Ferrer Territories.

In December 2012, the FDA approved our New Drug Application, or NDA, for Staccato loxapine, as ADASUVE (loxapine) Inhalation Powder 10 mg for the acute treatment of agitation associated with schizophrenia or bipolar I disorder in adults. In the United States, ADASUVE must be administered only in healthcare facilities enrolled in the ADASUVE REMS program that have immediate access on-site to equipment and personnel trained to manage acute bronchospasm, including advanced airway management (intubation and mechanical ventilation). In connection with our reacquisition of the ADASUVE commercial U.S. rights, the ADASUVE NDA and other related regulatory documents were transferred to us and we have primary responsibility for all U.S. regulatory activities and requirements.  In December 2015, a supplemental New Drug Application or sNDA was submitted to the FDA, seeking certain changes in the product labeling and REMS.  The review period for this sNDA is projected to be six months. Effective March 1, 2016, the ADASUVE NDA and related U.S. regulatory documents were transferred to us from Teva.

In February 2013, the European Commission, or the EC, granted marketing authorization for ADASUVE in the EU. ADASUVE, 4.5 mg and 9.1 mg inhalation powder loxapine, pre-dispensed, is authorized in the EU for the rapid control of mild-to-moderate agitation in adult patients with schizophrenia or bipolar disorder. The ADASUVE marketing authorization requires that patients receive regular treatment immediately after control of acute agitation symptoms, and that ADASUVE is administered only in a hospital setting under the supervision of a healthcare professional. The ADASUVE marketing authorization also states that a short- acting beta-agonist bronchodilator treatment should be available for treatment of possible severe respiratory side-effects, such as bronchospasm. The marketing authorization for ADASUVE is valid in all 28 EU Member States, plus Iceland, Liechtenstein and Norway. Beginning in August 2014, Ferrer began to receive individual country approvals in Latin America. As of March 23, 2016, Ferrer or its distributors, currently markets ADASUVE in nineteen countries of the Ferrer Territories. Ferrer has also received approval to market ADASUVE in ten additional Latin American countries. In Latin America, we expect Ferrer will continue to work on product regulatory approvals and launch in already approved countries throughout 2016. We expect Ferrer will launch in a number of additional European countries throughout 2016.

Until June 2015, we had primary responsibility for certain post-approval requirements outlined in the EU marketing authorisation for ADASUVE. In June 2015, Ferrer assumed responsibility for these post-approval responsibilities.

Commercial Production

We are responsible for the global commercial manufacturing of ADASUVE in our facility in Mountain View, California for commercialization in the United States, the Ferrer Territories and in any potential future territories. This facility has been inspected by the U.S., EU and other country competent authorities, and operates under applicable U.S., EU and other country regulations.

During 2013 and 2014, we completed production of ADASUVE for commercial launch and initial stocking, which did not utilize our full manufacturing capacity. In collaboration with Teva and Ferrer, Alexza conducted an analysis to evaluate forward-looking demand for the product and cost-effective strategies for ADASUVE commercial production. The analysis included supply chain requirements, production volume and timelines, batch sizes and possible scenarios to make global production more efficient and cost-effective. Early in 2015, Teva and Ferrer provided longer-term ADASUVE orders, allowing us to manufacture ADASUVE in a consistent manner to take advantage of the efficiencies of continued batch production. Through August 2015, we produced approximately 110,000 units of ADASUVE, which completed the fulfillment of the Teva and Ferrer orders. At that time, we suspended ADASUVE commercial production operations and reduced our headcount to approximately 28 employees.  We plan to resume commercial production in the future as additional commercial product is required by Ferrer or any future collaborators. We may also consider contracting with third party manufacturers for ADASUVE units if deemed more efficient, including third-party manufacturers with multi-product facilities. In June 2015, we provided certain commercial manufacturing options to Ferrer as part of an amendment to our Ferrer Agreement.   In January 2016, Ferrer exercised its option to manufacture and supply ADASUVE in their exclusive territory, outside their territory in all countries other than the U.S. and Canada, and in the U.S. and Canada in a manner to be agreed in a definitive agreement by April 2016.

Unit shipments in 2015, 2014, and 2013 consisted of the following:

	2015	2014	2013	Total
EU	86,903	21,209	27,638	135,750
US	25,341	74,097	9,307	108,745
Total	112,244	95,306	36,945	244,495

Because our current license and supply agreement provides Ferrer with an acceptance period during which it may reject any product that does not conform to agreed-upon specifications, revenue for units shipped may be recognized in a period subsequent to the period in which the units were shipped to Ferrer.

ADASUVE is our only approved product. In the U.S., ADASUVE must be administered only in healthcare facilities enrolled in the ADASUVE REMS program that have immediate access on-site to equipment and personnel trained to manage acute bronchospasm, including advanced airway management (intubation and mechanical ventilation). In December 2015, we submitted a sNDA requesting a modification of the labeling and REMS for ADASUVE in the U.S. The review period for this sNDA is projected to be six months.  If we or a new U.S. partner are not able to successfully commercialize ADASUVE in the U.S., or if Ferrer is not able to successfully commercialize ADASUVE in the Ferrer Territories, our ability to generate revenue will be jeopardized and, consequently, our business will be seriously harmed.

Commercialization Strategy and Post-Approval Commitments — United States

In May 2013, we entered into a License and Collaboration Agreement Teva, or the Teva Agreement, which provided Teva with an exclusive license to develop and commercialize ADASUVE in the United States. In February 2016, we entered into an amendment of the Teva Agreement whereby we reacquired the ADASUVE U.S. commercial rights, or the Teva Amendment. Among other things, the Teva Amendment is intended to allow us to continue to provide ADASUVE product to patients and health care providers and provides for (i) the transfer of the New Drug Application, or NDA, and related regulatory filings for ADASUVE to us and the assumption of responsibility by us for all regulatory activities related to ADASUVE in the United States as soon as practicable; (ii) an exclusive license of Teva intellectual property with respect to ADASUVE, which intellectual property will be assigned to us in connection with a change of control or an exclusive license to ADASUVE in the U.S. to a third party; (iii) our undertaking of responsibility for the ADASUVE U.S. Phase 4 study, product pharmacovigilance, medical services, and REMS compliance, either through Teva’s vendors or a vendor otherwise selected by us; (iv) the transfer from Teva of existing supplies of ADASUVE as well as all commercial, medical and academic materials, documents and relationships; (v) our right to sell Teva-labeled products in accordance with all applicable laws and Teva policies; and (vi) the satisfaction and termination of all payment obligations of the parties with respect to the commercialization of ADASUVE except with respect to the amended and restated promissory note we issued to Teva in February 2016 and our issuance of 2,172,886 shares of our common stock to Teva. Effective March 1, 2016, the ADASUVE NDA and related U.S. regulatory documents were transferred to us from Teva.

Commercialization Strategy and Post-Approval Commitments — European Union and additional Ferrer Territory Countries

In October 2011, we entered into a commercial collaboration with Ferrer pursuant to a Collaboration, License and Supply Agreement, or the Ferrer Agreement, to commercialize ADASUVE in the Ferrer Territories. We supply ADASUVE to Ferrer for all of its commercial sales and receive a specified per-unit transfer price. Pursuant to the Ferrer Agreement, we were responsible for the EU Marketing Authorization Application for ADASUVE, or MAA, and for specific EU post-marketing commitments required by the marketing authorization for ADASUVE and Ferrer was responsible for satisfying all other regulatory, pricing and reimbursement requirements to market and sell ADASUVE in the EU Member States and the non-EU countries of the Ferrer Territories.

In June 2015, we entered into an amendment to the Ferrer Agreement. We and Ferrer agreed to transfer ownership of the MAA to Ferrer, whereby Ferrer became responsible for all post-approval requirements of the MAA, including the post-authorization safety study, the drug utilization study and the Phase 3 clinical trial for adolescents and all other related regulatory activities and costs associated with the ADASUVE MAA. The transfer of the MAA for ADASUVE to Ferrer was completed in August 2015.

Effective with the Ferrer Amendment, ADASUVE is now being marketed in nineteen countries in the Ferrer Territories (Austria, Chile, Czech Republic, Denmark, Finland, France, Germany, Greece, Guatemala, Hungary, Latvia, Lithuania, Norway, Paraguay, Poland, Romania, Slovakia, Spain and Sweden). Ferrer anticipates additional EU Member States and Latin American country launches in 2016. In the other non-EU Ferrer countries, Ferrer continues to interact with various regulatory agencies and is working on the required independent regulatory submissions.

In countries where Ferrer does not have a direct commercial presence, it is seeking to establish distribution agreements with companies that it believes have sales capabilities in the hospital and/or psychiatry markets. As of December 31, 2015, Ferrer had established ADASUVE distribution agreements with AOP Orphan Pharmaceuticals AG, BioProjet, Galen Limited, Galenica SA and Medivir AB for sale of the product in certain countries where Ferrer does not have a direct sales organization. As a part of its education, market conditioning and commercialization strategy, Ferrer continues to build awareness about agitation and ADASUVE at national and regional medical conferences, hosting medical symposia and regional educational events, and exhibiting at medical meetings with a branded ADASUVE booth in applicable countries. Also, in each country in the Ferrer Territories, Ferrer uses a combination of medical science liaisons and sales representatives, as appropriate in each country, to target hospitals and medical settings that Ferrer believes treat a high volume of patients with agitation, and to call on physicians and clinicians to educate them about agitation and promote ADASUVE.

As a condition of the EU ADASUVE marketing authorisation, Ferrer is responsible for conducting and funding the several post-approval studies, including:

•	A benzodiazepine interaction study. This study is complete, with data submitted to the EMA in July 2014.
•	A controlled study to determine ADASUVE’s effect on cardiac rhythms, with two doses of ADASUVE. This study is complete, with data submitted to the EMA in July 2014.
•

A clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients. The initial clinical study in this program, a Phase 1 dose-ranging study, was initiated in collaboration with Teva and the first patient was dosed in August 2014. This study was completed in the first half of 2015 and data were submitted to the FDA and EMA.

•	A randomized double-blind, placebo- and active-controlled efficacy and safety study in agitated adolescent patients. This study has not yet been initiated.

•

A post-authorization safety study is ongoing. This study is a multicenter, multinational, prospective observational study to evaluate the safety of ADASUVE when used in routine clinical setting in agitated patients. The study is intended to enroll approximately 1,500 patients from a total of about 20 to 25 centers in five to six EU Member States over a 24-month enrollment period.

•

A drug utilization study is ongoing. This multicenter, multinational study entails retrospective review of medical records of patients receiving ADASUVE in routine clinical settings. The study is expected to include data from approximately 1,000 patients from a total of about 20 to 25 centers in five to six EU Member States over an 18-month period.

Competition

ADASUVE competes with various injectable formulations of other antipsychotic and benzodiazepine drugs and oral, orally disintegrating tablet and liquid formulations of other antipsychotic drugs and benzodiazepine drugs. Only the injectable antipsychotics are approved for the treatment of agitation.

Product Candidate Development

We have retained all rights to the Staccato system and to our product candidates other than ADASUVE, the exclusive commercial rights to which we have licensed to Ferrer in the Ferrer Territories. We intend to develop certain product candidates internally and to identify external resources or collaborators to develop and commercialize other product candidates.

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

We initiated a Phase 2a proof-of-concept study for AZ-002 in January 2015. This AZ-002 Phase 2a study is an in-clinic, randomized, placebo-controlled, double-blind design, 5-way crossover evaluating patients with epilepsy using the Intermittent Photic Stimulation model, with the primary endpoint being reduction in mean Standardized Photosensitivity Range, or SPR.  The primary aim of this study is to assess the safety and the pharmacodynamic electroencephalographic effects of a single dose of AZ-002 at three dose strengths (0.5mg, 1.0mg and 2.0mg) as compared with a placebo (administered twice during the six-week protocol for each patient). This study has enrolled four patients to date (of the six initially planned) at three U.S. clinical centers. In December 2015, we announced results of the interim analysis of the study. The interim analysis showed that AZ-002 had dose-related effects on mean SPR (the primary endpoint of the study), no serious adverse effects and was well tolerated in the patients studied.  There were also dose-related changes in two visual-analogue scales for sedation and for alertness, which are established pharmacodynamic markers of benzodiazepine drug activity.  Importantly, in both measures the pharmacodynamic effect was demonstrated at the two-minute time point, which was the first assessment in the study, demonstrating the rapid onset of effect of alprazolam as delivered by the Staccato technology. Data from this clinical trial are expected to serve as the basis for dose determination in potential future efficacy and safety clinical studies. We expect to complete this study in the first half of 2016.

AZ-007 (Staccato zaleplon) for Insomnia

We are developing AZ-007 for the treatment of insomnia in patients who have difficulty falling asleep, including those patients with middle of the night awakening who have difficulty falling back asleep. Insomnia is the most prevalent sleep disorder, and we believe that it affects at least 15% to 20% of the United States population, with some estimates of up to 50% of Americans reporting difficulty getting a good night’s sleep at least a few nights a week. Insomnia can be due to a variety of causes, including depression, grief or stress, menopause, age, shifting work, or environmental disruption. Whatever the cause of insomnia, it can take its toll on both the afflicted and the non-afflicted. Sleep disturbances have a major negative impact on public health and economic productivity.

Although benzodiazepines have been the clinical standard in treatment for sleep disorders for decades, issues with drug misuse and dependency are common and concerning. Other current treatments for insomnia include non-benzodiazepine GABA-A receptor agonists, which include zolpidem, immediate release and controlled-release tablets, zaleplon, and eszopiclone, which have less abuse potential and fewer side effects than classical benzodiazepines and can be used for longer term treatment. Patients and physicians surveyed in market research suggest that current oral forms of these leading insomnia medications can take from 30-60 minutes to work, while promotions for insomnia medications cite 20-30 minutes. Compounds with a longer half-life keep patients asleep longer and if dosed in the middle of the night, can have residual side effects that can cause a “hangover” feeling the next day.

We believe the opportunity in insomnia is a product which achieves a balance in treating patients so they can fall asleep quickly, whether at bedtime or in the middle of the night, while enabling them to function well the next day without a groggy feeling that can impact driving, employment or leisure activities.

We believe there is a potentially large clinical need for a product which has the potential to lead to rapid and predictable onset of sleep in patients with middle of the night insomnia, coupled with a predictable duration of sleep and rapid, clear awakening has the potential to be satisfied by AZ-007.

We have completed Phase 1 testing for AZ-007. In the Phase 1 study, AZ-007 delivered an IV-like pharmacokinetic profile with a median time to peak drug concentration of 1.6 minutes. Pharmacodynamics, measured as sedation assessed on a 100 mm visual- analog scale, showed onset of effect as early as 2 minutes after dosing. We do not anticipate further development of AZ-007 without obtaining additional capital resources, but if we are able to secure additional funding, we plan to initiate a Phase 2 clinical study for AZ-007. The primary goal of this study will be to: (i) determine AZ-007’s effects and impact on sleep, as measured with polysomnography, (ii) to determine AZ-007’s residual effects after dosing, as measured in a driving simulator environment, and (iii) to collect additional safety data on AZ-007.

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

Since 2004, we have filed six Investigational New Drug Applications, or INDs, and have received a U.S. NDA approval and EU marketing authorization for ADASUVE, based on the Staccato technology. ADASUVE has been also approved in several countries in Latin America. In addition to ADASUVE, our only product approved for marketing, we have AZ-002 and AZ-007, two product candidates in active development, we have in the past allocated resources to the development of the following product candidates, none of which are currently in active development: (i) AZ-104 (Staccato loxapine, low-dose) for the treatment of patients suffering from acute migraine headaches, (ii) AZ-003 (Staccato fentanyl) for the treatment of patients with acute pain, including patients with breakthrough cancer pain and postoperative patients with acute pain episodes and (iii) Staccato nicotine which is designed to help smokers quit by addressing both the chemical and behavioral components of nicotine addiction by delivering nicotine replacement via inhalation.

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

Development Status

Clinical Trials

We initiated a Phase 2a proof-of-concept study for AZ-002 in January 2015. This Phase 2a clinical trial is designed to be an in-clinic, randomized, double-blind evaluation of patients with epilepsy. The primary aim of this study will be to assess the safety and pharmacodynamic electroencephalographic effects of a single dose of AZ-002 at different dose strengths.

In December 2015, we announced results of the interim analysis of the study.  The interim analysis showed that AZ-002 had dose-related effects on mean SPR (the primary endpoint in the study), no serious adverse effects and was well tolerated in the patients studied. There were also dose-related changes in two visual-analogue scales for sedation and for alertness, which are established pharmacodynamic markers of benzodiazepine drug activity.  Importantly, in both measures the pharmacodynamic effect was demonstrated at the two-minute time point, which was the first assessment in the study, demonstrating the rapid onset of effect of alprazolam as delivered by the Staccato technology. Data from this clinical trial are expected to serve as the basis for dose determination in potential future efficacy and safety clinical studies. We expect to complete this study in the first half of 2016.

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

In 2010, we initiated internal work to move AZ-007 to the current commercial production device, or CPD, and completed that work in 2011. We plan to initiate a Phase 2 clinical study with AZ-007 if financing is secured. The primary goal of this study will be to: (i) determine AZ-007’s effects and impact on sleep, as measured with polysomnography, (ii) to determine AZ-007’s residual effects after dosing, as measured in a driving simulator environment, and (iii) to collect additional safety data on AZ-007.

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

Research and Development

Research and development expenditures made to advance ADASUVE and our product candidates, and, prior to commercial production of ADASUVE, develop our manufacturing capabilities during the last three years ended December 31, 2015, were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total research and development	$11,716	$13,748	$19,082

Beginning in the second quarter of 2013, certain quality and manufacturing expenses began to be classified as cost of goods sold or inventory rather than research and development expenses as a result of the start of commercial manufacturing for ADASUVE.

We expect that research and development expenses will decrease during the fiscal year 2016 compared to 2015. We anticipate continuing to incur expenses related to our AZ-002 Phase 2a clinical trial, and, if financing is secured, expenses related to the clinical development of AZ-007. With the suspension of commercial ADASUVE production operations in the third quarter of 2015, a larger percentage of fixed overhead costs were allocated to research and development expenses beginning in the fourth quarter of 2015.

MANUFACTURING

We manufactured ADASUVE with components supplied by qualified vendors. We own all manufacturing rights to our product candidates and, subject to Teva’s co-exclusive right with us and our affiliates, to ADASUVE. Prior to the suspension of manufacturing operations in the third quarter of 2015, the drug product manufacturing portion of the process was completed at our facility in Mountain View, California. We believe our manufacturing facility will have sufficient capacity to manufacture commercial scale batches of ADASUVE and to manufacture materials for toxicology studies and clinical trials for future studies of our product candidates.

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

In August 2012, the Spanish competent authorities, on behalf of the EMA, determined that our facility complied with the principles and guidelines of Good Manufacturing Practice set forth in Directive 2003/94/EC and issued an EU Certificate of Good Manufacturing Practices Compliance of a Manufacturer for our facility. This certificate is valid through May 15, 2016.  We hosted a planned inspection with the Spanish competent authorities, on behalf of the EMA, in July 2015.  We believe that there were no inspection findings that would preclude us from maintaining GMP certification.

In November 2012, the FDA completed a Pre-Approval Inspection of our facility, as part of the review process for the ADASUVE NDA. All issues related to this and other previous inspections were satisfactorily resolved, and in December 2012, we received FDA approval to market ADASUVE in the United States.  We have had additional non-planned inspections with the FDA in January 2014, February 2014, and May 2015.  We believe we have satisfactorily responded to all of the questions resulting from these inspections. The FDA issued an Establishment Inspection Report for our facility in January 2016.  We have notified the FDA that we have suspended ADASUVE commercial production in our facility for the time being.

In July 2015, we hosted planned inspections with the Brazilian Health Surveillance Agency and the Turkish Regulatory Agency.  We view them as part of the normal course of product approval review within these two countries.

We outsourced the production of the components of our single dose delivery platform, including the printed circuit boards, the molded plastic airways and the heat packages. We currently use single source suppliers for these components, as well as for the API used in ADASUVE and AZ-002. We do not carry a significant inventory of these components, and establishing additional or replacement suppliers for any of these components may not be accomplished quickly, or at all, and could cause significant additional expense. Any supply interruption from our vendors would limit our ability to manufacture ADASUVE, including for our post-approval clinical trials, and/or could delay clinical trials for, and regulatory approval of our product candidates that are in development.

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

Autoliv ASP, Inc.

In November 2007, we entered into a manufacturing and supply agreement, or the Manufacture Agreement, with Autoliv ASP, Inc., or Autoliv, relating to the commercial supply of chemical heat packages for our single dose Staccato device, or Chemical Heat Packages. Autoliv had developed these Chemical Heat Packages for us pursuant to a development agreement between Autoliv and us executed in October 2005.

Subject to certain exceptions, Autoliv has agreed to manufacture, assemble and test the Chemical Heat Packages solely for us in conformance with our specifications. We pay Autoliv a specified purchase price, which varies based on annual quantities we order, per Chemical Heat Package delivered. Upon termination of the Manufacture Agreement, we were to retain full ownership of the production equipment for commercial manufacture of the Chemical Heat Packages developed for us by Autoliv, and Autoliv’s obligations under the Manufacture Agreement will terminate in full. In December 2014, we amended the Manufacture Agreement through which we and Autoliv are extending the Manufacture Agreement through 2018. In addition, we have the right to engage a second source supplier and implement a manufacturing line transfer from Autoliv to manufacture and supply the Chemical Heat Packages to us or our licensees.

We have contracted with Autoliv, through a third-party supplier, to build one additional manufacturing cell to manufacture Chemical Heat Packages at a cost of approximately $2.4 million, or the New Cell. The New Cell was expected to be installed at Autoliv with the cell currently being utilized by Autoliv to be installed at a second source supplier. The New Cell may be utilized if and when commercial production of ADASUVE resumes.

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

Similarly to the U.S., marketing authorization holders and manufacturers of medicinal products in the EU are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the EU Member States. This oversight is conducted both before and after grant of manufacturing and marketing authorizations. It includes control of compliance with EU cGMP rules.

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

Third-party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of any future product candidates. Even with studies, our product candidates may be considered less safe, less effective or less cost effective than existing products, and third-party payors therefore may not provide coverage and reimbursement for our product candidates, in whole or in part. We are responsible for conducting any cost-effectiveness studies for ADASUVE in the United States.

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

If we commercialize future product candidates ourselves, we expect to participate in the Medicaid Drug Rebate program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We would also expect to participate in and have certain price reporting obligations to several state Medicaid supplemental rebate programs and other governmental pricing programs. Once we begin to participate in the Medicaid Drug Rebate program, we will be required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates will be based on pricing data that we will report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data will include the AMP and, in the case of innovator products, such as Staccato-technology based products, the best price, or BP, for each drug. We expect that a significant portion of our or future U.S. collaborator’s revenue from sales of ADASUVE will be obtained through government payors, including Medicaid, and any failure to qualify for reimbursement for ADASUVE under those programs would have a material adverse effect on future revenues from sales of ADASUVE.

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

As of March 23, 2016, we held 204 issued and allowed U.S. and international patents. Most of our patents are directed to compositions for delivery of an aerosol comprising drugs other than our primary product candidates described below, and cover the process for producing those aerosols using the Staccato system. As of March 23, 2016, we held 11 additional pending patent applications in the United States. As of March 23, 2016, we also held 9 pending corresponding foreign patent applications that will permit us to pursue additional patents outside of the United States. The claims in these various patents and patent applications are directed to various aspects of our drug delivery devices and their components, methods of using our devices, drug containing aerosol compositions and methods of making and using such compositions.

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

Any future products developed by us would compete with a number of alternative drugs and therapies, including the following:

•	AZ-002 would compete with the oral tablet form of alprazolam and with other benzodiazepines in various formulations, including injectables and rectal gel;
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

Employees

As of March 23, 2016, we had 27 full time employees, 4 of whom held Ph.D. degrees, 14 of whom were engaged in full-time research and development, regulatory and quality functions. We had no part-time employees and two subcontractors. None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

We have incurred significant losses from operations since our inception and expect losses to continue for the foreseeable future. As of December 31, 2015, we had cash and cash equivalents of $7.8 million and a working capital deficiency of $47.2 million. We believe that, based on our cash and cash equivalent balances at December 31, 2015, the additional $1.0 million drawn in March 2016 under the Ferrer Note and our expected cash usage, we have sufficient capital resources to meet our anticipated cash needs until the end of April 2016. We have incurred significant losses from operations since our inception and expect losses to continue for the foreseeable future. In light of our ongoing costs and product candidate development, and our projected working capital needs, we expect to need to source additional capital to finance our ongoing operations in the next twelve months. We may not be able to source sufficient capital on acceptable terms, or at all, to continue to pursue approval to commercialize ADASUVE in the United States or other countries, to continue development of our other product candidates or to continue operations. We plan to source additional capital which may be used to fund strategic initiatives, operations and working capital, or development of product candidates. In addition to product revenues, royalties and milestone payments, we may finance our operations through additional distribution or licensing collaborations, sale of equity securities, or utilization of debt arrangements. Such funding may not be available or may be on terms that are not favorable to us. Our inability to source capital as and when needed could have a negative impact on our financial condition, results of operations or our ability to execute on our strategic initiatives. Even if we are able to source additional capital, we may be forced to significantly reduce our operations if our business prospects do not improve. If we are unable to source additional capital, we may be forced to shut down operations altogether.

In February 2016, we entered into the Letter of Intent with Ferrer with respect to the Transaction. The Letter of Intent does not constitute a binding agreement to consummate such acquisition and it entitles both us and Ferrer to terminate discussions at any time in our or Ferrer's sole discretion. Additionally we can, at our discretion, enter into discussions with third parties and continue to explore strategic options. We continue to have discussions with Ferrer regarding a transaction. There can be no assurance that such potential transaction will be agreed to or consummated and you should not acquire any shares of our common stock in reliance on our consummation of the Transaction.  Additionally, if we are unable to complete the Transaction, we will likely need to source additional financing to fund our operations.

Our audited consolidated financial statements for the fiscal year ended December 31, 2015 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our operating and capital plans for the next twelve months call for cash expenditure to exceed our current cash, cash equivalents, marketable securities and working capital. We concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses, raise additional funds, principally through the additional sales of our securities or debt financings, or enter into an additional corporate partnership to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

We may not complete our proposed transaction with Ferrer and our inability to consummate the proposed   transaction could harm the market price of our common stock and our business, results of operations and financial condition.

There is no assurance that the proposed Transaction with Ferrer will occur when and as we expect, or at all. Currently, we are party only to the non-binding Letter of Intent with respect to the proposed Transaction, and we may not be able to reach an agreement with Ferrer as to the terms of a definitive agreement. In addition, even if we do enter into a definitive agreement, the proposed Transaction may not be completed, due to a failure to satisfy required closing conditions or otherwise. If the proposed Transaction is not completed for any reason, the market price of our common stock may decline. In addition, failure to complete the proposed Transaction will result in a reduction in the amount of cash otherwise available to us and may limit our ability to implement our business strategy. The failure of the proposed Transaction to occur may also result in negative publicity and a negative impression of us among other potential strategic partners, as well as in the investment community generally. Finally, we are incurring expenses pursuing the proposed Transaction, and these expenses will reduce our earnings and cash flows, whether or not the proposed Transaction is completed.

Our near-term prospects are dependent on ADASUVE. If we or our present and future collaborators are unable to successfully commercialize ADASUVE for the acute treatment of agitation in adults with schizophrenia or bipolar disease, our ability to generate significant revenue or achieve profitability will be adversely affected.

ADASUVE is our only product approved for marketing in the United States, the EU and certain Latin American countries, and our ability to generate revenue in the near term is entirely dependent upon sales of ADASUVE. We do not have any product approved for marketing outside of the United States, the EU or Latin America. We or our present and future collaborators may not be able to successfully commercialize ADASUVE for a number of reasons, including:

•

we or our present and any future collaborators may not be able to establish or demonstrate in the medical community the safety and efficacy of ADASUVE and any potential advantages over existing therapeutics and products currently in clinical development;

•

we do not have any current collaborator for the commercialization of ADASUVE in the U.S. and there is no guarantee that we will ever enter into a commercialization agreement with any such collaborator;

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

If we or our collaborator are unable to successfully commercialize ADASUVE for the treatment of agitation in adults with schizophrenia or bipolar disorder, our ability to generate revenue from royalties and product sales and achieve profitability will be adversely affected and our stock price would likely decline.

In February 2016, we entered into the Teva Amendment to reacquire the ADASUVE U.S. commercial rights and restructure our obligations under the Teva Note. The Teva Amendment provides for (i) the transfer of the NDA and related regulatory filings for ADASUVE to us and the assumption of responsibility by us for all regulatory activities related to ADASUVE in the U.S. as soon as practicable; (ii) an exclusive license of Teva intellectual property with respect to ADASUVE, which intellectual property will be assigned to us in connection with a change of control or an exclusive license to ADASUVE in the United States to a third party; (iii) our undertaking responsibility for the REMS program, either through Teva’s vendors or vendors otherwise selected by us; (iv) the transfer from Teva of existing supplies of ADASUVE as well as all commercial, medical and academic materials, documents and relationships; (v) the right of us to sell Teva-labeled product in accordance with all applicable laws and Teva policies; and (vi) the satisfaction and termination of all payment obligations of the parties with respect to the commercialization of ADASUVE except as with respect to the Amended Teva Note and our issuance of 2,172,886 shares of our common stock to Teva. We cannot be assured that we will be able to resume production to continue product availability to patients and healthcare providers in the United States after the return of the rights to us. If we are not able to continue product availability to patients and healthcare providers in the United States, we will not be able to generate any commercial revenue from ADASUVE.

We plan to identify a new U.S. commercial partner for ADASUVE in 2016, however, we cannot be assured that we will be successful or whether or not the terms of such collaboration would be on terms less favorable to us than those of our future collaborators.

There is no guarantee that even if we do engage in a strategic transaction that such strategic transaction will increase stockholder value.

We have engaged Guggenheim Securities, LLC to assist in exploring strategic options to enhance stockholder value, including a possible sale or disposition of one or more corporate assets, a strategic business combination, partnership or other transactions. We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation, business prospects, and impair the value of any such strategic transaction to our stockholders.

We have a history of net losses. We expect to continue to incur substantial and increasing net losses for the foreseeable future, and we may never achieve or maintain profitability.

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $21.3 million, $36.7 million, and $39.6 million for the fiscal years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $432.0 million and a stockholders’ deficit of $71.7 million. We expect to continue to incur substantial net losses and negative operating cash flow for the foreseeable future. These losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with the commercialization of ADASUVE by us and Ferrer, our ability to supply commercial quantities of ADASUVE, and conduct pharmaceutical product development, we are unable to predict accurately the timing or amount of future revenues or expenses, or when, or if, we will be able to achieve or maintain profitability. In February 2016, we reacquired the U.S. rights for ADASUVE from Teva. We plan to identify a new U.S. commercial partner for ADASUVE in 2016, however, we cannot be assured that we will be successful or whether or not the terms of such collaboration would be on terms less favorable to us than those of our future collaborators. Even if we were to enter into such an agreement, we cannot be assured that we or a new collaborator would be able to successfully commercialize ADASUVE in the U.S.

To date, we have not generated any significant royalty revenue. We have financed our operations primarily through the sale of equity securities, equipment financing, debt financing, collaboration and licensing agreements, and government grants. The size of our future net losses will depend, in part, on the rate of growth or contraction of our expenses and the level and rate of growth, if any, of our revenues. Revenues from strategic collaborations are uncertain because we may not enter into any additional strategic collaborations or our current collaboration may have different results than we anticipate. If we or our collaborator are unable to successfully commercialize ADASUVE or one or more of our product candidates or if sales revenue from ADASUVE or any product candidate that receives marketing approval is insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. ADASUVE sales will be difficult to predict from period to period. For example, we did not have any shipments of ADASUVE in the fourth quarter of  2014 and do not anticipate any product shipments beginning in the first quarter of 2016 through at least the second quarter of 2017. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors, including:

•

a failure to achieve a sufficient level of demand by patients and healthcare providers for ADASUVE and our ability to enter into and maintain successful collaborations to satisfy any such demand for ADASUVE;

•	the timing and level of investment in our or our collaborator’s sales and marketing efforts to support ADASUVE sales;
•	the timing and level of investment in our or our collaborator’s research and development activities involving ADASUVE;
•	expenditures we may incur to acquire or develop additional products; and
•	whether we have sufficient available capital to continue operating.

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

We will need to source additional capital to fund our operations, to develop our product candidates and to support our commercial manufacturing capabilities. Our future capital requirements will be substantial and will depend on many factors including:

•	Our success in commercializing ADASUVE in the United States or the success of any collaboration to commercialize ADASUVE in the United States;
•	Our ability to execute the ADASUVE REMS program to the satisfaction of the FDA;
•	Ferrer’s success in commercializing ADASUVE in the Ferrer Territories;

•	the terms and success of any future licensing arrangement that we may enter into for the commercial rights for ADASUVE in the United States, outside the United States and the Ferrer Territories;
•	the development costs for our other product candidates;
•	the cost and timing of complying with our post-approval commitments;
•	the cost and timing of complying with the process for renewal of marketing authorization in the EU;
•	the scope, rate of progress, results and costs of our preclinical studies, clinical trials and other research and development activities;
•	the scope, rate of progress, results and costs of our commercial manufacturing development and commercial manufacturing activities;
•	our ability to execute our commercial production strategy;
•	payments received under our collaborations with Ferrer and any future strategic collaborations;
•	the continuation of the Ferrer collaborations under their agreed terms;
•	the filing, prosecution and enforcement of patent claims; and
•	the costs associated with commercializing our other product candidates, if they receive regulatory approval.

We believe that, based on our cash and cash equivalent balances at December 31, 2015, the additional $1.0 million drawn in March 2016 under the Ferrer Note and our expected cash usage, we have sufficient capital resources to meet our anticipated cash needs until the end of April 2016. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect.  The key assumptions underlying these estimates include:

•	no unexpected costs related to the strategic transactions or any financing goals;
•	the success of finding a collaborator to commercialize ADASUVE in the United States;
•	continuation of our Ferrer collaborations;
•	no unexpected costs related to the development of our product candidates; and
•	no unbudgeted growth in the number of our employees during this period.

Even if circumstances do not cause us to consume capital significantly faster or slower than we currently anticipate, we may be forced to significantly reduce our operations if our business prospects do not improve. If we are unable to source additional capital, we may be forced to shut down operations altogether.

We may never be able to generate a sufficient amount of product or royalty revenue to cover our expenses. We did not generate any product revenues until the second quarter of 2013 and did not generate any royalty revenues until the second quarter of 2014. We suspended our commercial production operations during the third quarter of 2015 and fulfilled our close-out orders from Teva and shipped the last order from Ferrer in October 2015. We are uncertain when we will resume production and do not anticipate any product shipments through at least the second quarter of 2017 or until we find a partnering solution in the U.S. to replace Teva. In February 2016, we entered into the Teva Amendment to reacquire the ADASUVE U.S. commercial rights for and restructure our obligations under the Teva Note. The Teva Amendment provides for (i) the transfer of the NDA and related regulatory filings for ADASUVE to us and the assumption of responsibility by us for all regulatory activities related to ADASUVE in the U.S. as soon as practicable; (ii) an exclusive license of Teva intellectual property with respect to ADASUVE, which intellectual property will be assigned to us in connection with a change of control or an exclusive license to ADASUVE in the United States to a third party; (iii) our undertaking responsibility for the REMS program, either through Teva’s vendors or vendors otherwise selected by us; (iv) the transfer from Teva of existing supplies of ADASUVE as well as all commercial, medical and academic materials, documents and relationships; (v) the right of us to sell Teva-labeled product in accordance with all applicable laws and Teva policies; and (vi) the satisfaction and termination of all payment obligations of the parties with respect to the commercialization of ADASUVE except as with respect to the Amended Teva Note and our issuance of 2,172,886 shares of our common stock to Teva . If we are not able to continue product availability to patients and healthcare providers in the United States, we will not be able to generate any commercial revenue from ADASUVE. In addition, in connection with a royalty securitization financing we effected in March 2014, we contributed and sold our rights to U.S. ADASUVE royalties and milestone payments to a wholly-owned subsidiary that issued $45.0 million of 12.25% senior secured notes, or the Notes. To date we have not recognized significant royalty revenues. Until we generate sufficient revenues to cover expenses, we expect to finance our future cash needs through public or private equity offerings, debt financings, strategic collaborations or licensing arrangements. Any financing transaction may contain unfavorable terms. For example, the terms of certain warrants we have issued in previous financings could require us to pay warrant holders a significant portion of the proceeds in a change of control transaction, potentially materially reducing the proceeds available to holders of our common stock. If we source additional funds by issuing equity securities our stockholders’ equity will be diluted and debt financing, if available, may involve restrictive covenants. If we source additional funds through strategic collaborations, we may be required to relinquish rights to ADASUVE, our product candidates or our technologies, or to grant licenses on terms that are not favorable to us. Complying with the terms of the foregoing rights and restrictions may make it more difficult to complete certain types of transactions and result in delays to our fundraising efforts.

We do not have sales and marketing capabilities, and consequently must rely on commercial collaborations to sell our products, and we and our collaborator may be unable to generate significant product revenue.

In December 2012, the FDA granted marketing approval for ADASUVE in the United States for the acute treatment of agitation associated with schizophrenia or bipolar disorder in adults. The approval of ADASUVE was our first regulatory approval. We do not have a sales and marketing organization and as a company, we do not have significant experience in the sales and distribution of pharmaceutical products.

In February 2016, we entered into the Teva Amendment to reacquire the ADASUVE U.S. commercial rights for and restructure our obligations under the Teva Note. The Teva Amendment provides for (i) the transfer of the NDA and related regulatory filings for ADASUVE to us and the assumption of responsibility by us for all regulatory activities related to ADASUVE in the U.S. as soon as practicable; (ii) an exclusive license of Teva intellectual property with respect to ADASUVE, which intellectual property will be assigned to us in connection with a change of control or an exclusive license to ADASUVE in the United States to a third party; (iii) our undertaking responsibility for the REMS program, either through Teva’s vendors or vendors otherwise selected by us; (iv) the transfer from Teva of existing supplies of ADASUVE as well as all commercial, medical and academic materials, documents and relationships; (v) the right of us to sell Teva-labeled product in accordance with all applicable laws and Teva policies; and (vi) the satisfaction and termination of all payment obligations of the parties with respect to the commercialization of ADASUVE except as with respect to the Amended Teva Note and our issuance of 2,172,886 shares of our common stock to Teva. We plan to identify a new U.S. commercial partner for ADASUVE in 2016, however, we cannot be assured that we will be successful or whether or not the terms of such collaboration would be on terms less favorable to us than those of our future collaborators. Also, the end of Teva’s commercialization efforts could have an effect on investors’ perception of potential sales of ADASUVE inside and outside the United States, which could also cause a decline in our stock price and may make it more difficult for us to enter into additional strategic collaborations. The Notes issued by our wholly-owned subsidiary in conjunction with our royalty securitization financing are secured by the right to receive U.S. ADASUVE royalty and milestone payments and our equity ownership in the wholly-owned subsidiary. To date, royalties and milestone payments based on commercial sales of ADASUVE in the U.S. have not been sufficient to pay the amounts due under the Notes. If the amounts received by the wholly-owned subsidiary are not sufficient to meet the obligations under the Notes and we do not voluntarily provide the subsidiary with the funds to make required payments as they come due, the holders of the Notes may foreclose on the equity we own in the subsidiary and we could lose rights to receive future payments related to U.S. rights to ADASUVE.

In February 2013, the EC granted a marketing authorization for ADASUVE, as ADASUVE (Staccato loxapine) 4.5 mg or 9.1 mg, inhalation powder, pre-dispensed. In October 2011, we entered into a commercial collaboration with Ferrer pursuant to the Ferrer Agreement, to commercialize ADASUVE in the Ferrer Territories. The marketing authorization for ADASUVE is valid in all 28 EU Member States, plus Iceland, Liechtenstein and Norway. Beginning in August 2014, Ferrer began to receive individual country approvals in Latin America. As of September 30, 2015, Ferrer or its distributors, currently markets ADASUVE in nineteen countries of the Ferrer Territories (Austria, Chile, Czech Republic, Denmark, Finland, France, Germany, Greece, Guatemala, Hungary, Latvia, Lithuania, Norway, Paraguay, Poland, Romania, Slovakia, Spain, and Sweden). Ferrer has also received approval to market ADASUVE in ten additional Latin American countries. Ferrer anticipates additional European and Latin American country approvals and launches in 2016. If Ferrer is unable to commercialize ADASUVE successfully in the various Ferrer Territories or if Ferrer is unable to fulfill the post-marketing authorization commitments that were required as part of the marketing authorization granted for ADASUVE in the EU, our revenue will suffer and our stock price may decline. The transfer of the MAA for ADASUVE to Ferrer was completed in August 2015.

We also intend to seek distribution collaborators in addition to Ferrer for ADASUVE and our product candidates. If we are unable to enter into an international or domestic distribution collaboration, we will be unable to generate revenues from countries outside the United States and the Ferrer Territories.

If we enter into additional strategic collaborations, we may be required to relinquish important rights to and control over the development of ADASUVE or our product candidates or otherwise be subject to terms unfavorable to us.

Our relationship with Ferrer is, and any other strategic collaboration with pharmaceutical or biotechnology companies we may establish will be, subject to a number of risks including:

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
•

our present and future strategic collaborators may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;

•

our present and future strategic collaborators may not pursue further development and commercialization of products resulting from the strategic collaboration arrangement or may elect to discontinue research and development programs;

•	our present and future strategic collaborators may not commit adequate resources to the marketing and distribution of any future products, limiting our potential revenues from these products;
•

disputes may arise between us and our strategic collaborators that result in the delay or termination of the research, development or commercialization of ADASUVE or our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

•	our present and future strategic collaborators may experience financial difficulties;
•

our present and future strategic collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•

our present and future strategic collaborators could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	Ferrer could terminate its arrangement with us or allow it to expire, which would delay and may increase the cost of developing our product candidates or commercializing ADASUVE.

The REMS program for ADASUVE imposes, and any REMS on any other approved products may impose, regulatory burdens on the distribution and sales of ADASUVE or any other approved products and also on healthcare providers that may make the products commercially unattractive or impractical.

As a condition of FDA approval, we are required to have a REMS program for ADASUVE, and we may be required to implement a REMS program for any other product candidates we may develop. A REMS may include various elements, such as distribution of a medication guide or a patient package insert; implementation of a communication plan to educate healthcare providers of the drug’s risks; imposition of limitations on who may prescribe or dispense the drug, including training and certification requirements; or other measures that the FDA deems necessary to assure the safe use of the drug. The FDA has a wide degree of discretion in deciding which elements are necessary for the safe use of a product, and it may impose elements that significantly burden our ability to commercialize the product, or that burden healthcare providers to the extent that use of the product is severely curtailed.

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

If we or our current and future collaborators are unable to successfully complete the ADASUVE post-marketing studies required by the FDA and EC, or if data generated from the post-marketing studies indicate safety concerns, our sales could be diminished and our ability to generate a profit could be negatively affected.

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

As a condition of the ADASUVE EU marketing authorisation, we were responsible for conducting and funding the post-approval studies, including (i) a benzodiazepine interaction study, which has been completed, (ii) a controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, which has been completed, (iii) a clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients, (iv) an observational clinical trial, and (v) a drug utilization clinical trial. As part of the transfer of the MAA to Ferrer in June 2015, Ferrer assumed responsibility for completing any outstanding studies. Results of the benzodiazepine interaction study and the thorough QTc study have been submitted to the EMA.

If we and our present or future collaborators are unable to fulfill the FDA or EU post-marketing obligations, or do not fulfill these obligations within an appropriate time, or if the EMA determines from the results of the completed benzodiazepine interaction study or the completed thorough QTc study that ADASUVE poses or may pose actual or possible safety risks to some patients, the NDA could be suspended, withdrawn, or limited, and the current marketing authorization in the EU could be varied, suspended or withdrawn and our business, operations and stock price may be negatively affected.

Additionally, in February 2016 we reacquired the U.S. rights for ADASUVE from Teva including the assumption of responsibility by us for all regulatory activities related to ADASUVE in the United States as soon as practicable. We cannot be assured that we will be able to fulfill these FDA post-marketing obligations without the support of Teva.

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

In October 2011, we committed to sell ADASUVE to Ferrer for a fixed transfer price, which is below our current production costs, and in May 2013, we committed to supply ADASUVE to Teva at a price based on costs of commercial production, which transfer price will convert to a fixed price upon achievement of costs equal to a specified per-unit price. In February 2016 we reacquired the U.S. rights for ADASUVE from Teva. We cannot be assured that the supply terms to a future collaborator, if any, will be on equivalent or better terms as with Teva. Our future manufacturing costs per unit will be dependent on future demand of ADASUVE. If we and our present and future collaborators do not generate sufficient demand, our manufacturing costs will exceed the fixed transfer price and will result in losses. If we are unable to generate profits from manufacturing our products, we may be required to seek alternative manufacturing strategies.

During 2013 and 2014, Alexza completed production of ADASUVE for commercial launch and initial stocking, which did not utilize Alexza’s full manufacturing capacity. In collaboration with Teva and Ferrer, Alexza conducted an analysis to evaluate need for the product and cost-effective strategies for ADASUVE commercial production. The analysis included supply chain requirements, production volume and timelines, batch sizes and possible scenarios to make global production more efficient and cost-effective. In the first quarter of 2015, Teva and Ferrer provided longer-term, ADASUVE orders, allowing us to manufacture ADASUVE in a consistent manner to take advantage of the efficiencies of continued batch production. During the third quarter of 2015, we completed all required ADASUVE production for Teva’s and Ferrer’s ADASUVE orders. As a result, we suspended our ADASUVE commercial manufacturing operations. We plan for ADASUVE commercial production to resume in the future as additional commercial product is required by Ferrer or any future collaborators. We may also consider contracting with third party manufacturers for ADASUVE units if deemed more efficient, including third-party manufacturers with multi-product facilities. We cannot predict when, if ever, we will begin to again commercially manufacture ADASUVE. If we do not restart our commercial manufacturing, we cannot predict if third-party manufacturers will be able to produce ADASUVE at a price which would allow us to generate profits.

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

We anticipate that if we continue to commercialize ADASUVE in the United States or other potential product candidates, some of our revenue and the revenue from our future collaborators may be derived from U.S. government healthcare programs, including Medicare. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally and the ability to successfully commercialize ADASUVE or our product candidates or could limit or eliminate our spending on development projects.

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

We and our collaborators are subject to significant ongoing regulatory obligations, such as safety reporting requirements, periodic and annual reporting requirements, and regulatory oversight of the promotion and marketing of our products. In addition, the manufacture, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for ADASUVE and any of our product candidates that may be approved by the FDA or foreign regulatory authorities will be subject to extensive and ongoing regulatory requirements. We are responsible for completing several post-marketing requirements that were a condition to FDA approval of ADASUVE, including the responsibility for conducting a 10,000 patient observational clinical trial designed to gather patient safety data based on the real-world use of ADASUVE, as well as a clinical program addressing the safety and efficacy of ADASUVE in agitated adolescent patients. The adolescent efficacy study has been completed. With the reacquisition of commercial rights, we have the responsibility for the remaining post marketing requirements. As a condition of grant of EU marketing authorization for ADASUVE by the EC, we were responsible for the conduct and funding of post-authorization studies, including (i) a benzodiazepine interaction study, which has been completed, (ii) a controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, which has been completed, (iii) a clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients, (iv) an observational clinical trial, and (v) a drug utilization clinical trial. As part of the transfer of the MAA to Ferrer in June 2015, Ferrer assumed responsibility for completing any outstanding EU studies.

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

We and our commercial collaborators are also subject to regulation by regional, national, state and local agencies, including the Drug Enforcement Administration, or DEA, the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we may in the future commercialize our products. The FDCA, the Public Health Service Act, the Social Security Act, and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Any manufacturing, licensing, or commercialization collaborators we have or may in the future have, including Ferrer, will be subject to many of the same requirements.

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

The Federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under these laws for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe our products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. Companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare and Medicaid fraud.

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

If we or any current or future collaborators fail to comply with applicable federal, state, local, or foreign regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our or any collaborators’ ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

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

An element of our business strategy is our intent to selectively collaborate with pharmaceutical, biotechnology and other companies to obtain assistance for the development and commercialization of ADASUVE and our product candidates. In October 2011, we entered into the Ferrer Agreement with Ferrer for the commercialization of ADASUVE in the Ferrer Territories. In May 2013, we entered into a commercial collaboration with Teva, granting Teva an exclusive license to develop and commercialize ADASUVE in the United States. In February 2016 we reacquired the U.S. rights for ADASUVE from Teva. We cannot be assured that we will be able to successfully commercialize ADASUVE in the U.S. As a result of our reacquisition of the U.S. rights to ADASUVE, we plan to identify a new U.S. commercial partner for ADASUVE in 2016, however, we cannot be assured that we will be successful or whether or not the terms of such collaboration would be on terms less favorable to us than those of the Teva Agreement. We may never enter into additional strategic collaborations with third parties to develop and commercialize ADASUVE or our product candidates. Other than Ferrer, we do not currently have any strategic collaborations for ADASUVE or any of our product candidates. The Notes issued by our wholly-owned subsidiary in conjunction with our royalty securitization financing are secured by the right to receive royalty and milestone payments based on commercial sales of ADASUVE in the U.S. and our equity ownership in the wholly-owned subsidiary. To date, royalties and milestone payments based on commercial sales of ADASUVE in the U.S. have not been sufficient to pay the amounts due under the Notes. If the amounts received by the wholly-owned subsidiary are not sufficient to meet the obligations under the Notes and we do not voluntarily provide the subsidiary with the funds to make required payments as they come due, the holders of the Notes may foreclose on the equity we own in the subsidiary and we could lose rights to receive future payments related to U.S. rights to ADASUVE.

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

Even with regulatory approval to market a particular product candidate, the FDA, the EC or another foreign regulatory authority could condition approval on conducting additional costly post-approval studies or trials or could limit the scope of our approved labeling or could impose burdensome post-approval obligations, such as those required in the United States and in the post-marketing obligations required as part of a marketing authorization in the EU. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market, cause the FDA, the EC or another foreign regulatory authority to impose additional obligations or restriction on marketing, or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, we will continue to be subject to FDA, EMA, EC and other foreign regulatory authority regulations, as well as periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the FDA, the EC and other foreign regulatory authorities could impose extensive regulatory requirements on the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution, and record keeping related to the product. The approval of the ADASUVE NDA requires that we implement, administer and assess at regular intervals a REMS program that, among other things, limits the use of ADASUVE to healthcare facilities enrolled in the ADASUVE REMS program.

In February 2016, we entered into the Teva Amendment to reacquire the ADASUVE U.S. commercial rights for and restructure our obligations under the Teva Note. The Teva Amendment provides for (i) the transfer of the NDA and related regulatory filings for ADASUVE to us and the assumption of responsibility by us for all regulatory activities related to ADASUVE in the U.S. as soon as practicable; (ii) an exclusive license of Teva intellectual property with respect to ADASUVE, which intellectual property will be assigned to us in connection with a change of control or an exclusive license to ADASUVE in the United States to a third party; (iii) our undertaking responsibility for the REMS program, either through Teva’s vendors or vendors otherwise selected by us; (iv) the transfer from Teva of existing supplies of ADASUVE as well as all commercial, medical and academic materials, documents and relationships; (v) the right of us to sell Teva-labeled product in accordance with all applicable laws and Teva policies; and (vi) the satisfaction and termination of all payment obligations of the parties with respect to the commercialization of ADASUVE except as with respect to the Amended Teva Note and our issuance of 2,172,886 shares of our common stock to Teva.

We plan to identify a new U.S. commercial partner for ADASUVE in 2016, however, we cannot be assured that we will be successful or whether or not the terms of such collaboration would be on terms less favorable to us than those of the Teva Agreement. Notes issued by our wholly-owned subsidiary in conjunction with the royalty securitization financing are secured by the right to receive U.S. ADASUVE royalty and milestone payments and our equity ownership in the wholly-owned subsidiary. To date, royalties and milestone payments based on commercial sales of ADASUVE in the U.S. have not been sufficient to pay the amounts due under the Notes. If the amounts received by the wholly-owned subsidiary are not sufficient to meet the obligations under the Notes and we do not voluntarily provide the subsidiary with the funds to make required payments as they come due, the Note holders may foreclose on the equity we own in the subsidiary and we could lose rights to receive future payments related to U.S. rights to ADASUVE.

As a condition to marketing authorization for ADASUVE granted by the EC in the EU, we are responsible for the conduct and funding of post-marketing studies, including (i) a benzodiazepine interaction study, which has been completed, (ii) a controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, which has been completed, (iii) a clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients, (iv) an observational clinical study, and (v) a drug utilization study. Results of the benzodiazepine interaction study and the thorough QTc study have been submitted to the EMA. As part of the transfer of the MAA to Ferrer in June 2015, Ferrer assumed responsibility for completing any outstanding studies.

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

If we or any current or future collaborators fail to comply with the regulatory requirements of the FDA, the EMA, the EC or other applicable U.S. and foreign regulatory authorities, or previously unknown problems with any future products, suppliers or manufacturing processes are discovered, we or our collaborators could be subject to administrative or judicially imposed sanctions, including:

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

If we or our current or future collaborators are subject to administrative or judicially-imposed sanctions arising out of enforcement of the FDA, EU or other applicable U.S. and foreign laws, it could impair our ability to manufacture and the ability of our current and future collaborators to successfully market ADASUVE, even if such an enforcement action does not relate specifically to ADASUVE. Such enforcement could have a significant impact on our financial condition and results.

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

As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA, the EMA, the EC and other regulatory authorities abroad. The number and design of clinical trials that will be required varies depending on the product candidate, the condition being evaluated, the trial results and regulations applicable to any particular product candidate. In June 2008, we announced that our Phase 2a proof-of-concept clinical trial of AZ-002 (Staccato alprazolam) for the treatment of panic disorder did not meet either of its two primary endpoints. In September 2009, we announced that our Phase 2b clinical trial of AZ-104 (Staccato loxapine, low-dose) for the treatment of migraine did not meet its primary endpoint.

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

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies, such as the FDA’s requirement that we perform a Phase 4 observational study and a study in adolescent patients for ADASUVE. Similarly, as a condition to the marketing authorization for ADASUVE in the EU, we were responsible for the conduct and funding of post-authorization studies, including (i) a benzodiazepine interaction study, which has been completed, (ii) a controlled study to determine ADASUVE’s effect on cardiac rhythms, or a thorough QTc study, with two doses of ADASUVE, which has been completed, (iii) a clinical program designed to evaluate the safety and efficacy of ADASUVE in agitated adolescent patients, (iv) an observational clinical study, and (v) a drug utilization study. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. As part of the transfer of the MAA to Ferrer in June 2015, Ferrer assumed responsibility for completing any outstanding studies

We rely on third parties to conduct our preclinical studies and our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for our product candidates, or we may be delayed in doing so.

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

In the first quarter of 2015, Teva and Ferrer provided longer-term, ADASUVE orders, allowing us to manufacture ADASUVE in a consistent manner to take advantage of the efficiencies of continued batch production. During the third quarter of 2015, we completed all required ADASUVE production for Teva’s and Ferrer’s ADASUVE orders. As a result, we suspended our ADASUVE commercial manufacturing operations. We plan for ADASUVE commercial production to resume in the future as additional commercial product is required by Ferrer or any future collaborators. We may also consider contracting with third party manufacturers for ADASUVE units if deemed more efficient, including third-party manufacturers with multi-product facilities. We cannot predict when, if ever, we will begin to again commercially manufacture ADASUVE. If we do not restart our commercial manufacturing, we cannot predict if third-party manufacturers will be able to produce ADASUVE at a price which would allow us to generate profits.

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

We have substantially reduced the number of our executive and non-executive officers within the last 12 months. Additionally, the suspension of our ADASUVE commercial production included dismissal of a large number of our staff, some of whom had advanced or specialized skills. As a result, our headcount has decreased from 81 full-time employees at March 31, 2015 to approximately 27 full time employees at March 23, 2016. This workforce reduction was primarily implemented to preserve our capital resources and to manage our operating expenses. This workforce reduction may also limit our ability to complete our corporate objectives. We may also be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. While our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

If plaintiffs bring product liability claims or lawsuits (including, but not limited to, consumer protection, mass tort or class actions) against us or our present and future collaborators, we may incur substantial liabilities and may be required to limit commercialization of ADASUVE or product candidates that we may develop.

As the supplier of ADASUVE to Ferrer and any future collaborators, we are obligated to deliver commercial supply from a qualified manufacturing facility in accordance with certain specifications. In addition, we are obligated to supply ADASUVE free from product defects or manufacturing defects from our manufacture of ADASUVE. The development, manufacture, testing, marketing and sale of combination pharmaceutical and medical device products, like ADASUVE, entail significant risk of product liability claims, lawsuits (including, but not limited to consumer protection, mass tort or class actions), safety alerts or recalls. We may be held liable if any product we develop or manufacture causes injury or is found otherwise unsuitable or unsafe during product design testing, manufacturing, marketing or sale, including, but not limited to quality issues, component failures, manufacturing flaws, unanticipated or improper uses of ADASUVE or any future products, design defects, inadequate disclosure of product-related risks or product-related information, or for unlawful, unfair or fraudulent competition or business practices relating to such products. Side effects of, or design or manufacturing defects in, the products tested or commercialized by us or any collaborator could result in exacerbation of a clinical trial participant or patient’s condition, serious injury or impairment, even death and/or out-of-pocket expenditures. This could result in product liability claims, lawsuits, safety alerts and/or recalls for ADASUVE or any future products, including those in clinical testing, to be commercialized, or already commercialized. Product liability claims or lawsuits may be brought by individuals seeking relief for themselves, by persons seeking to represent a class of claimants/plaintiffs, or by a large number of individual claimants in a coordinated or mass tort litigation or class action. We cannot predict the frequency, outcome, or cost to defend or resolve such product liability claims or lawsuits.

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

EU Member States and other jurisdictions have adopted data protection laws and regulations which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU Member States, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Furthermore, there is a growth towards the public disclosure of clinical trial data in the EU which adds to the complexity of processing health data from clinical trials. Such public disclosure obligations are provided in the new EU Clinical Trials Regulation, EMA disclosure initiatives, and voluntary commitments by industry. Data protection authorities from the different EU Member States may interpret the EU Data Protection Directive and national laws differently, which adds to the complexity of processing personal data in the EU. Moreover, guidance on implementation and compliance practices are often updated or otherwise revised. Failing to comply with these laws could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the European Economic Area, or EEA, that are not considered by the European Commission to provide an adequate level of data protection. This includes the United States. A proposal for an EU Data Protection Regulation, intended to replace the current EU Data Protection Directive, is currently under consideration and, if adopted, could lead to additional and stricter requirements and penalties in the event of non-compliance.

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

Our common stock price has experienced large fluctuations. In addition, the trading prices of life science and biotechnology company stocks in general have experienced extreme price fluctuations in recent years. The valuations of many life science companies without consistent product revenues and earnings are extraordinarily high based on conventional valuation standards, such as price to revenue ratios. These trading prices and valuations may not be sustained. Any negative change in the public’s perception of the prospects of life science or biotechnology companies could depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our common stock, regardless of our performance. Market fluctuations, as well as general political and economic conditions such as terrorism, military conflict, recession or interest rate or currency rate fluctuations, also may decrease the trading price of our common stock. In addition, our stock price could be subject to wide fluctuations in response to various factors, including:

•	the success of the commercial launches of ADASUVE in the United States and the Ferrer Territories;
•	our and our collaborators’ ability to complete and implement our post-approval commitments for ADASUVE;
•	the process and outcome of our post-approval commitments for ADASUVE;
•	our ability to manufacture ADASUVE at a cost effective price;
•	actual or anticipated regulatory approvals or non-approvals of our product candidates or competing products;
•	actual or anticipated cash depletion of our financial resources;
•	actual or anticipated results and timing of our clinical trials;
•	changes in laws or regulations applicable to ADASUVE or our product candidates;
•	changes in the expected or actual timing of our development programs such as for AZ-002, including delays or cancellations of clinical trials for our product candidates;
•	period to period fluctuations in our operating results;
•	announcements of new technological innovations or new products by us or our competitors;
•	changes in financial estimates or recommendations by securities analysts;
•	conditions or trends in the life science and biotechnology industries;
•	changes in the market valuations of other life science or biotechnology companies;
•	developments in domestic and international governmental policy or regulations;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	difficulty, or increased costs, associated with replacing Autoliv as the supplier of chemical heat packages for ADASUVE and other product candidates;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	sales of our common stock (or other securities) by us;
•	whether or not we are successful in completing a strategic transaction, including the Transaction with Ferrer, and
•	sales and distributions of our common stock by our stockholders.

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

We will need to source additional capital to fund our operations to develop our product candidates. We may obtain such financing through the sale of our equity securities from time to time. As a result, our existing common stockholders will experience immediate dilution upon any such issuance. For example, in February 2012, we issued 4,400,000 shares of our common stock and warrants to purchase up to an additional 4,400,000 shares of our common stock in an underwritten public offering; in March 2012, we issued 241,936 shares of our common stock in a private placement to Ferrer; in July 2012 we issued 80,429 shares of our common stock to Azimuth in consideration for its execution and delivery of the Purchase Agreement; in August and September 2012, we issued an aggregate of 3,489,860 shares of our common stock to Azimuth under the Purchase Agreement; in May 2013, we issued 1,437,481 shares of our common stock to Azimuth under the Purchase Agreement; in October 2014, we issued 2,000,000 shares of our common stock in a private placement to Ferrer;  in September 2015 we issued 125,000 shares of our unregistered common stock to Ferrer pursuant to the Ferrer Note and a stock issuance agreement; and in February 2016 we issued 2,172,886 shares of our unregistered common stock to Teva pursuant to a stock issuance agreement as consideration for the reduction of the outstanding principal by $5 million, and the forgiveness of all accrued but unpaid interest, under the Teva Note. If we enter into other financing transactions in which we issue equity securities in the future, our existing common stockholders will experience immediate dilution upon any such issuance.

If we fail to maintain compliance with the listing requirements of The NASDAQ Capital Market, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed on The NASDAQ Capital Market. To maintain the listing of our common stock on The NASDAQ Capital Market, we are required to meet certain listing requirements, including, among others:

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

On June 19, 2015, we received a notice from The NASDAQ Stock Market indicating that our common stock had not met the $35 million market value of listed securities requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. In accordance with the NASDAQ Marketplace Rules, we have been provided an initial compliance period of 180 calendar days from the date the notice to regain compliance with the minimum market value of listed securities requirement. To regain compliance, the minimum market value of our common stock must meet or exceed $35 million for a minimum of 10 consecutive business days during the grace period. If we do not regain compliance during the 180 calendar day grace period, we may receive a delisting notification from The NASDAQ Stock Market. We may, at that time, request a hearing to remain on The NASDAQ Capital Market, which request will ordinarily suspend such delisting determination until a decision by The NASDAQ Stock Market subsequent to the hearing.

On December 17, 2015, we received notice from the NASDAQ Staff indicating that our common stock had not met the $35 million market value of listed securities requirement for 30 consecutive business days and that we did not regain compliance with this requirement within the 180 day grace period, and, accordingly, we would be subject to delisting from The NASDAQ Capital Market unless we timely requested a hearing before the NASDAQ Listing Qualifications Panel, or the Panel, to review this determination.

Additionally, on January 20, 2016, we received a notice from The NASDAQ Stock Market  indicating that our common stock does not meet the continued listing requirement as set forth in NASDAQ Rule 5550(a)(2) based on the closing bid price of our common stock for the preceding 30 business days. The minimum closing bid price required to maintain continued listing on The NASDAQ Capital Market is $1.00 per share. Under NASDAQ Rule 5810(c)(3)(A), we have a 180 calendar day grace period from the date of the notice to regain compliance by meeting the continued listing standard. The continued listing standard will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. If we do not regain compliance within the 180 calendar day grace period, we will be afforded an additional 180 calendar day compliance period, provided that on the 180th day of the first grace period we (i) meet the applicable market value of publicly held shares requirement for continued listing and all other applicable requirements for initial listing on The NASDAQ Capital Market (except for the bid price requirement) based on our most recent public filings and market information and (ii) notify NASDAQ of our intent to cure this deficiency.

We requested a hearing with NASDAQ to review our December 2015 delisting determination. This hearing occurred in February 2016. On March 7, 2016, the Panel issued a determination granting our request for the continued listing of our Common Stock on The NASDAQ Capital Market. Our continued listing on The NASDAQ Capital Market is subject to, among other things, evidence of our compliance with the minimum $35 million market value of listed securities requirement by June 14, 2016. In order to satisfy the market value of listed securities requirement, we must evidence a market capitalization of at least $35 million for a minimum of 10 consecutive business days on or before June 14, 2016. We are taking definitive steps to timely evidence compliance with the terms of the Panel’s decision.

There can be no assurance that we will be successful in providing timely evidence of compliance with the terms of the Panel’s decision or otherwise maintaining our listing of the Common Stock on The NASDAQ Capital Market. If we are not successful in maintaining our listing, it could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could materially adversely affect our ability to access capital markets. As of March 23, 2016, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $10.7 million, the total market value of our listed securities was $12.2 million and the closing bid price of our common stock was $0.56 per share. As of December 31, 2015, we had a stockholders’ deficit of $71.7 million.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease a building with 65,604 square feet of manufacturing, office, and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. The lease expires on March 31, 2018, and we have two options to extend the lease for five years each.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 5A.	Quarterly Stock Price Information and Registered Stockholders

Our common stock trades on The NASDAQ Capital Market under the symbol “ALXA.” For the fiscal year ended December 31, 2015, our common stock was traded on The NASDAQ Global Market under the symbol “ALXA.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock.

2015	High	Low
First Quarter	$2.68	$1.53
Second Quarter	2.09	0.86
Third Quarter	1.60	0.80
Fourth Quarter	1.32	0.70

2014	High	Low
First Quarter	$5.93	$4.20
Second Quarter	4.65	3.92
Third Quarter	5.27	2.28
Fourth Quarter	2.96	1.25

As of December 31, 2015, there were 98 holders of record of our common stock. We have not paid cash dividends on our common stock since our inception, and we do not anticipate paying any in the foreseeable future.

Recent Sales of Unregistered Securities

None

Item 5B.	Use of Proceeds from the Sale of Registered Securities

None.

Item 5C.	Treasury Stock

None.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statement of Comprehensive Loss Data:
Revenue
Collaboration revenue	$2,671	$2,997	$46,965	$4,070	$5,660
Product sales	2,355	2,564	874	—	—
Total revenue	5,026	5,561	47,839	4,070	5,660
Operating expenses:
Cost of goods sold	21,129	15,925	11,209	—	—
Research and development	11,716	13,748	19,082	21,849	28,262
General and administrative	12,205	13,344	15,778	11,093	11,766
Total operating expenses	45,050	43,017	46,069	32,942	40,028
Loss from operations	(40,024)	(37,456)	1,770	(28,872)	(34,368)
Change in fair value of contingent consideration liability	27,132	8,149	(39,913)	1,900	(4,000)
Interest income/(expense) and other income/ (expense), net	(8,418)	(7,425)	(1,472)	(1,006)	(2,163)
Net loss	$(21,310)	$(36,732)	$(39,615)	$(27,978)	$(40,531)
Other Comprehensive Loss
Change in unrealized income (loss) on marketable securities	3	(4)	1	—	(2)
Comprehensive loss	$(21,307)	$(36,736)	$(39,614)	$(27,978)	$(40,533)
Basic and diluted net loss per share attributable to Alexza common stockholders	$(1.08)	$(2.07)	$(2.38)	$(2.24)	$(5.97)
Shares used to compute basic and diluted net loss per share attributable to Alexza common stockholders	19,810	17,784	16,669	12,472	6,787

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$7,755	$34,774	$25,884	$17,715	$16,903
Working capital (deficit)	(47,206)	30,268	16,015	4,900	(7,396)
Total assets	14,731	61,560	47,072	40,551	48,605
Noncurrent portion of financing obligations	21,127	63,767	10,744	—	—
Accumulated deficit	(432,270)	(410,960)	(374,228)	(334,613)	(306,635)

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

ADASUVE has been developed for the treatment of agitation associated with schizophrenia or bipolar disorder, ADASUVE has been approved for marketing in the United States by the U.S. Food and Drug Administration, or FDA, in the European Union, or EU, by the European Commission, or EC, and in several countries in Latin America. In the United States and the EU and Latin America, ADASUVE is approved for similar indications. It is approved with a different number of dose strengths and has different risk mitigation and management plans in the United States and the EU and Latin America. ADASUVE is our only approved product.

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

We have retained all rights to the Staccato system and to our product candidates other than ADASUVE and AZ-104 (Staccato loxapine, low-dose). In May 2013, we licensed the exclusive rights for the U.S. markets to commercialize ADASUVE and AZ-104 to Teva. Pharmaceuticals USA, Inc., or Teva. In February 2016, we entered into the Teva Amendment whereby we reacquired the ADASUVE U.S. commercial rights and restructure our obligations under the Teva Note. The Teva Amendment is intended to allow us to continue to provide ADASUVE product to patients and health care providers. We are evaluating the impact of these potential changes on our consolidated financial position, results of operations and cash flows.  For Europe, Latin America and the Commonwealth of Independent States countries, or the Ferrer Territories, we have licensed the exclusive rights to commercialize ADASUVE to Grupo Ferrer Internacional S.A., or Ferrer. We intend to develop certain product candidates internally and to identify external resources or collaborators to develop and commercialize other product candidates.

We believe that, based on our cash and cash equivalent balances at December 31, 2015, the additional $1.0 million drawn in March 2016 under the Ferrer Note and our expected cash usage, we have sufficient capital resources to meet our anticipated cash needs until the end of April 2016. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. Even if circumstances do not cause us to consume capital significantly faster or slower than we currently anticipate, we may be forced to significantly reduce our operations if our business prospects do not improve. If we are unable to source additional capital, we may be forced to shut down operations altogether.

AGITATION — ADASUVE (Staccato loxapine)

Commercialization Strategy Overview

Our global commercialization strategy for ADASUVE is to use strategic collaborations to commercialize ADASUVE. We currently have one commercialization collaboration with Ferrer for the Ferrer Territories. We have reacquired the commercial rights for ADASUVE in the United States and are working to identify a new commercialization collaboration partner for the United States.  In the interim, we expect to provide product to the customers already purchasing ADASUVE, through distribution systems established by Teva.  According to the February 2016 transition agreement with Teva, we have the ability to promote and distribute ADASUVE under the currently approved label for up to twelve months. We are continuing to seek additional commercialization collaborations to commercialize ADASUVE in territories outside the United States and the Ferrer Territories.

In December 2012, the FDA approved our New Drug Application, or NDA, for Staccato loxapine, as ADASUVE (loxapine) Inhalation Powder 10 mg for the acute treatment of agitation associated with schizophrenia or bipolar disorder in adults. In the United States, ADASUVE must be administered only in healthcare facilities enrolled in the ADASUVE REMS program that have immediate access on-site to equipment and personnel trained to manage acute bronchospasm, including advanced airway management (intubation and mechanical ventilation). In connection with our reacquisition of the ADASUVE commercial U.S. rights, the ADASUVE NDA and other related regulatory documents were transferred to us and we have primary responsibility for all regulatory activities and requirements.  In December 2015, a supplemental New Drug Application or sNDA was submitted to the FDA, seeking certain changes in the product labeling and REMS.  The review period for this sNDA is projected to be six months.

In February 2013, the European Commission, or the EC, granted marketing authorization for ADASUVE in the EU. ADASUVE, 4.5 mg and 9.1 mg inhalation powder loxapine, pre-dispensed, is authorized in the EU for the rapid control of mild-to-moderate agitation in adult patients with schizophrenia or bipolar disorder. The ADASUVE marketing authorization requires that patients receive regular treatment immediately after control of acute agitation symptoms, and that ADASUVE is administered only in a hospital setting under the supervision of a healthcare professional. The ADASUVE marketing authorization also states that a short- acting beta-agonist bronchodilator treatment should be available for treatment of possible severe respiratory side-effects, such as bronchospasm. The marketing authorization for ADASUVE is valid in all 28 EU Member States, plus Iceland, Liechtenstein and Norway. Beginning in August 2014, Ferrer began to receive individual country approvals in Latin America. As of March 23, 2016, Ferrer or its distributors, currently markets ADASUVE in nineteen countries of the Ferrer Territories. Ferrer has also received approval to market ADASUVE in ten additional Latin American countries. We expect Ferrer will launch in a number of European countries through 2016. In Latin America, we expect Ferrer will continue to work on product regulatory approvals and launch in already approved countries throughout 2016.

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

During 2013 and 2014, Alexza completed production of ADASUVE for commercial launch and initial stocking, which did not utilize Alexza’s full manufacturing capacity. In collaboration with Teva and Ferrer, Alexza conducted an analysis to evaluate forward-looking demand for the product and cost-effective strategies for ADASUVE commercial production. The analysis included supply chain requirements, production volume and timelines, batch sizes and possible scenarios to make global production more efficient and cost-effective. Earlier in 2015, Teva and Ferrer provided longer-term, ADASUVE orders, allowing us to manufacture ADASUVE in a consistent manner to take advantage of the efficiencies of continued batch production. Through the third quarter of 2015, we produced approximately 112,000 units of ADASUVE which completed the fulfillment of the Teva and Ferrer orders. We have completed the suspension of the ADASUVE commercial production operations and plan to resume commercial production in the future as additional commercial product is required by Ferrer or any future collaborators. We may also consider contracting with third party manufacturers for ADASUVE units if deemed more efficient, including third-party manufacturers with multi-product facilities. As a result of the suspension of ADASUVE commercial production, we reduced our headcount to approximately 27 employees.

Unit shipments in 2015, 2014, and 2013 consisted of the following:

	2015	2014	2013	Total
EU	86,903	21,209	27,638	135,750
US	25,341	74,097	9,307	108,745
Total	112,244	95,306	36,945	244,495

Because our current license and supply agreement provide Ferrer with an acceptance period during which it may reject any product that does not conform to agreed-upon specifications, revenue for units shipped may be recognized in a period subsequent to the period in which the units are shipped. With the royalties associated with our Teva agreement, royalties on actual product sales may be recognized in periods subsequent to when revenue is recognized for units shipped for inventory.

ADASUVE is our only product approved for commercialization. In the United States, ADASUVE must be administered only in healthcare facilities enrolled in the ADASUVE REMS program that have immediate access on-site to equipment and personnel trained to manage acute bronchospasm, including advanced airway management (intubation and mechanical ventilation). If we or our future collaborators are not able to successfully commercialize ADASUVE in the U.S., or if Ferrer is not able to successfully commercialize ADASUVE in the Ferrer Territories, our ability to generate revenue will be jeopardized and, consequently, our business will be seriously harmed.

Financing update

In February 2016, we entered into the Letter of Intent with Ferrer with respect to the Transaction. The Letter of Intent does not constitute a binding agreement to consummate such acquisition and it entitles both us and Ferrer to terminate discussions at any time in our or Ferrer's sole discretion. Additionally we can, at our discretion, enter into discussions with third parties and continue to explore strategic options. We continue to have discussions with Ferrer regarding a transaction. There can be no assurance that such potential transaction will be agreed to or consummated. The entering into the Letter of Intent follows exploration of strategic options that we announced previously. In September 2015, we announced that we had retained Guggenheim Securities, LLC to assist in exploring strategic options to enhance stockholder value, including a possible sale or disposition of one or more corporate assets, a strategic business combination, partnership or other transactions. Our Board of Directors will review and carefully evaluate the terms of the potential Transaction with our financial and legal advisors.

In September 2015, we issued the Ferrer Note to Ferrer. The terms of the Ferrer Note provide that (i) Ferrer will loan us up to $5.0 million in tranches, (ii) the initial tranche of $3.0 million was received by us on September 28, 2015, (iii) another tranche of $1.0 million was received by us on March 21, 2016, (iv) we have the option to borrow an additional tranche of $1.0 million at any time, (v) interest accrues on the outstanding principal at the rate of 6% per annum, compounded monthly, through May 31, 2016, (vi) all outstanding principal and accrued interest under the Ferrer Note is due and payable upon Ferrer’s demand on May 31, 2016, (vii) we may prepay the Ferrer Note at any time without premium or penalty, and (viii) we issued 125,000 shares of our common stock to Ferrer as partial consideration for the loan. The common stock was issued to Ferrer pursuant to the Stock Issuance

Agreement and was not registered at the time of issuance under the Securities Act of 1933, as amended. As of March 23, 2016, an aggregate of $4.0 million of the principal amount of the Ferrer Note was outstanding.

In May 2013, we entered into a Convertible Promissory Note and Agreement to Lend, between us and Teva, or the Teva Note, pursuant to which we had the ability, upon written notice to Teva, to draw upon the Teva Note to fund agreed operating budgets related to ADASUVE. As of December 31, 2014, the aggregate drawdowns totaled $25.0 million.  In February 2016, we entered into an amendment to the Teva Note, or the Amended Teva Note. The Amended Teva Note provides that (i) we issue  2,172,886 shares of our common stock to Teva pursuant to a stock issuance agreement as consideration for a reduction in the outstanding balance of the Amended Teva Note by $5.0 million and forgiveness of all accrued and unpaid interest under the Amended Teva Note, (ii) we are obligated to repay the remaining $20.0 million outstanding balance of the Amended Teva Note in four annual consecutive payments of $5.0 million beginning in the first calendar year following the calendar year in which the aggregate annual net sales of ADASUVE and any other Staccato enabled products first reach $50.0 million in the United States, and (iii) we may prepay the outstanding balance of the Amended Teva Note. We are further evaluating the impact of these potential changes on our consolidated financial position, results of operations and cash flows.

In March 2014, we completed the royalty securitization financing, which consisted of a private placement to qualified institutional buyers and accredited institutional investors of $45.0 million of non-recourse notes issued by our wholly-owned subsidiary, or the Notes, and warrants to purchase 345,661 shares of our common stock at a price of $0.01 per share exercisable for five years from the date of issuance. In connection with the royalty securitization financing, we sold and contributed to our wholly-owned subsidiary all of our rights to U.S. ADASUVE royalty and milestone payments. The Notes bear interest at 12.25% per annum payable quarterly beginning June 15, 2014. All U.S. ADASUVE royalty and milestone payments received, after paying interest, administrative fees, and any applicable taxes, will be applied to principal and interest payments on the Notes until the Notes have been paid in full. From the proceeds of the transaction, we established a $6.9 million interest reserve account to cover potential shortfall in interest payments. This interest reserve account was fully utilized in 2015. Future payments of principal and interest on the Notes may be made from royalty revenues from sales in the U.S. of ADASUVE, as well as potential U.S. commercialization and regulatory milestone payments due to us. If the royalty and milestone payments are insufficient to cover the quarterly interest payments, we may, subject to certain conditions, pay the shortfall with available cash resources. The Notes are secured by all of the assets of the subsidiary (including the rights to receive royalty and milestone payments based on commercial sales of ADASUVE in the U.S.) and our equity ownership in the subsidiary. The Notes have no other recourse to us. The Notes may not be redeemed at our option until after March 18, 2016, and may be redeemed after that date subject to the achievement of certain milestones and the payment of a redemption premium for any redemption occurring prior to March 19, 2019. The Notes are not convertible into Alexza equity, nor have we guaranteed them. After fees and expenses, the net proceeds to us were approximately $41.0 million before the establishment of the interest reserve account.

In the fourth quarter of 2015, we did not make the quarterly interest payment due on December 15, 2015 for the Notes.  As a result, we received a notice of event of default from the trustee. The aggregate interest payments that were in default were approximately $2.8 million which includes the interest due and payable on September 15, 2015 and December 15, 2015. In January 2016, we entered into a forbearance agreement with the noteholders whereby the noteholders would generally forbear from delivering an acceleration notice and exercising other remedies under the Notes for 30 day renewing periods through June 15, 2016. As a result of our default and the short forbearance time period, the principal balance of $45.0 million associated with the royalty securitization financing and the amortization of the debt discounts of $1.1 million related to the five-year warrants issued in March 2014 in connection with our royalty securitization financing were reclassified from non-current liabilities to current liabilities as of December 31, 2015. Additionally, the deferred interest charges related to the financing costs that were being amortized over five years were reclassified from non-current assets to other current assets as of December 31, 2015, consistent with the related debt.

In October 2014, we entered into an amendment of the Ferrer Agreement and entered into a stock purchase agreement with Ferrer. Pursuant to the amendment and the stock purchase agreement, Ferrer purchased 2,000,000 shares of our common stock for $4.00 per share, in exchange for the elimination of certain future potential milestone payments under the Ferrer Agreement. We paid the former shareholders of Symphony Allegro $865,000 related to this stock sale in the first quarter of 2015.

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

We recognize product revenue as follows:

•

Persuasive Evidence of an Arrangement.    We sold product through license and supply agreements with our collaborators, Ferrer and Teva. Persuasive evidence of an arrangement is generally determined by the receipt of an approved purchase order from the collaborator in connection with the terms of the license and supply agreements.

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

We have fulfilled all of the orders we received from Teva and Ferrer for commercial units of ADASUVE for the near and medium term. As a result, we have suspended our commercial production operations (Refer to Note 3 – Summary of Significant Accounting Policies) and there is no certainty as to when we will resume ADASUVE commercial production or if we can secure additional resources to fund our future operations. For the fiscal year ended December 31, 2015, we have fully reserved our remaining inventory. We recorded additional cost of goods sold related to $1.2 million of inventory with fixed expiration dates and $1.0 million of prepayments made to the supplier of our lower housing assembly, all of which were in excess of our expected production needs prior to the planned suspension of commercial production operations. There were no impairment charges during the fiscal year ended December 31, 2014.

Our inventory as of December 31, 2015 and 2014, net of reserves, in thousands, is summarized as follows:

	December 31,
	2015	2014
Raw materials	$—	$3,677
Work in process	—	—
Finished goods	—	52
Total inventory	$—	$3,729

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

Share-Based Compensation

We estimate the fair value of stock options, purchase rights issued under our 2005 Employee Stock Purchase Plan, or 2005 ESPP, and purchase rights issued under our 2015 Employee Stock Purchase Plan, or 2015 ESPP, using the Black-Scholes valuation model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

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

We estimate the fair value of the liability associated with the contingent cash payments to the former stockholders of Allegro, or contingent consideration liability, on a quarterly basis using a probability-weighted discounted cash flow model. We derive multiple cash flow scenarios for each of the product candidates subject to the cash payments and apply a probability to each of the scenarios. These probability and risk adjusted weighted average cash flows are then discounted utilizing our estimated weighted average cost of capital, or WACC. Our WACC considers our cash position, competition, risk of substitute products, and risk associated with the financing of the development projects. Starting in the fourth quarter of 2014, we adjusted the discount rate from 16.5% to 20% to reflect the impact of our current financial condition, market capitalization and our estimated increase in borrowing costs. We applied this rate to the probability adjusted cash flow scenarios throughout 2015. The initial impact of the discount rate change resulted in a non-operating, non-cash gain of $6.4 million during the fiscal year ended December 31, 2014.

Results of Operations

Comparison of Years Ended December 31, 2015, 2014 and 2013

Revenue

Revenue for the fiscal years ended December 31, 2015, 2014 and 2013 consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Product revenue	$2,355	$2,564	$874
Amortization of deferred revenue	2,666	1,987	2,915
Milestone revenue		1,000	1,250
Royalty revenue	5	10	—
Licensing revenue	—	—	42,800
Total revenue	$5,026	$5,561	$47,839

Product Revenue We began shipping commercial units and recognizing revenue on ADASUVE product shipments to Ferrer in the second quarter of 2013 and to Teva in the fourth quarter of 2013. The decrease in 2015 as compared to 2014 was the result of the lower U.S. shipments in 2015 as compared to 2014. We have fulfilled all of the orders we received from Teva and Ferrer for commercial units of ADASUVE for the near and medium term and we are uncertain of when we will resume production. Accordingly, no additional revenue related to product shipments is expected to be earned beginning in the first quarter of 2016. If we contract with a third party to assume production responsibilities for ADASUVE, we may not recognize any future ADASUVE product revenue.

Amortization of Deferred Revenues The upfront payments received from the Ferrer Agreement are recognized as revenue over the period in which we complete our obligations under the Ferrer Agreement. The amount amortized can vary based on changes of the expected timing to complete our obligation and the receipt of any further upfront payments. Due to the Ferrer Amendment, we accelerated the amortization period of the upfront payments for revenue recognition starting in June 2015 to December 2015 resulting in an increase in amortization of deferred revenue as compared to 2014. This reflects the potential period in which the technology transfer would occur for manufacturing capabilities. Prior to the Ferrer Amendment, the estimated amortization periods ended March 2017.

Milestone Revenue The milestone earned in 2014 resulted from a payment earned under the Ferrer Agreement related to the first commercial sale in Spain, no such milestones were earned in 2015.

Royalty Revenue Royalty revenue was earned under the Teva Agreement for sales of ADASUVE in the U.S. Teva commercially launched ADASUVE in March 2014. We have reacquired the ADASUVE U.S. commercial rights and will not receive any future royalties under the Teva Agreement.

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

During 2013 and 2014, Alexza completed production of ADASUVE for commercial launch and initial stocking, which did not utilize Alexza’s full manufacturing capacity. In collaboration with Teva and Ferrer, Alexza conducted an analysis to evaluate need for the product and cost-effective strategies for ADASUVE commercial production. The analysis included supply chain requirements, production volume and timelines, batch sizes and possible scenarios to make global production more efficient and cost-effective. In the first quarter of 2015, Teva and Ferrer provided longer-term ADASUVE orders, allowing us to manufacture ADASUVE in a consistent manner to take advantage of the efficiencies of continued batch production. For the fiscal year ended December 31, 2015, we produced approximately 112,000 units of ADASUVE to complete the fulfillment of the Teva and Ferrer orders. We have suspended ADASUVE commercial production operations and plan to resume commercial production if we secure additional resources and orders from Ferrer or other collaborators. We may also consider contracting with third party manufacturers for ADASUVE units if deemed more efficient, including third-party manufacturers with multi-product facilities.

During the fiscal year ended December 31, 2015, we concluded that the carrying amounts of our production-related long-lived assets, inventory, and prepayments exceeded their fair values given our continued operating losses, the uncertainty of when we will resume commercial production, the limited ability to sell the capitalized equipment, and our basic ability to continue as a going concern. Accordingly, we recognized non-cash impairment charges in the aggregate amount of $10.8 million.

There were no impairment charges during the fiscal years 2014 and 2013.

Research and Development Expenses

Research and development expenses are identified as either directly attributable to one of our product candidates or as general research. Direct costs consist of personnel costs directly associated with a candidate, preclinical study costs, clinical trial costs, related clinical drug and device development, contract services and other research expenditures. Overhead, facility costs and other support service expenses are allocated to each product candidate or to general research, and the allocation is based on employee time spent on each program.

Research and development expenses during the fiscal years ended December 31, 2015, 2014, and 2013 consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total research and development	$11,716	$13,748	$19,082

The decrease of $2.0 million in research and development expenses during the fiscal year ended December 31, 2015 as compared to the same period in 2014 was primarily due to the transfer of certain MAA post-approval commitments for ADASUVE to Ferrer in June 2015 and a reduction in employee headcount. We also received a refund of approximately $0.8 million from a service provider to settle our account prior to transitioning certain MAA obligations for ADASUVE to Ferrer.

We anticipate continuing to incur expenses related to our AZ-002 Phase 2a clinical trial, and, if financing is secured, expenses related to the clinical development of AZ-007. With the suspension of commercial ADASUVE production operations in the third quarter of 2015, a larger percentage of fixed overhead costs were allocated to research and development expenses, beginning in the fourth quarter of 2015.

The decrease of $5.3 million in research and development expenses during the fiscal year ended December 31, 2014 as compared to the same period in 2013 was partially a result of expenses that related to quality and manufacturing being classified as cost of goods sold or inventory beginning in the second quarter of 2013 rather than research and development expenses.

General and Administrative Expenses.

General and administrative expenses during the fiscal years ended December 31, 2015, 2014, and 2013 consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
General and Administrative	$12,205	$13,344	$15,778

The decrease of $1.1 million in general and administrative expenses during the fiscal year ended December 31, 2015 as compared to the same period in 2014 was primarily due to our reduction in employee headcount, decreased accounting fees due to the change in auditors, and lower consulting expenses. With the suspension of commercial ADASUVE production operations in the third quarter of 2015, a larger percentage of fixed overhead costs were allocated to research and development expenses, beginning in the fourth quarter of 2015.

The decrease of $2.4 million in general and administrative expenses during the fiscal year ended December 31, 2014 as compared to the same period in 2013 was primarily due to a reversal of share-based compensation related to equity awards that were rescinded in the fourth quarter of 2014 and pre-commercialization efforts such as market research, including pricing and market segmentation studies being incurred in 2013. Teva assumed these expenses after receiving commercialization rights to ADASUVE in the U.S. in May 2013.

We expect our general and administrative expenses in 2016 to continue to decrease. We may further reduce our headcount if we do not secure additional funding.

Change in the Fair Value of Contingent Consideration Liability.

In connection with our acquisition of all of the outstanding equity of Allegro in the third quarter of 2009, we are obligated to pay the former stockholders of Allegro certain percentages of cash receipts that may be generated from future collaboration transactions for ADASUVE, AZ-104 and/or AZ-002. We measure the fair value of this contingent consideration liability on a recurring basis. Any changes in the fair value of this contingent consideration liability are recognized in earnings in the period of the change. Certain events, including, but not limited to, clinical trial results, regulatory approval or non-approval of our submissions, the timing and terms of a strategic collaboration, and the commercial success of ADASUVE, AZ-104, and/or AZ-002, could have a material impact on the fair value of the contingent consideration liability, and as a result, our results of operations.

In 2015, we updated the discounted cash flow model to reflect the impact of our reacquisition of the U.S. commercial rights for ADASUVE from Teva by updating the US ADASUVE sales estimates and partnership milestones and changing the probability weightings. Additionally, we updated the estimated sales of ADASUVE in the Ferrer Territories and changed the timing and amount of certain milestones for ADASUVE sales outside of the United States and the Ferrer Territories, and AZ-002. These changes resulted in our recognizing a non-operating, non-cash gain of $27.1 million in 2015.

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

In 2013, we updated the contingent consideration liability fair value model primarily to reflect the impact of the terms of the Teva Agreement, specifically the probability that ADASUVE would be commercialized by a third party. Had we commercialized ADASUVE internally, we would not have been required to pay the former stockholders of Allegro percentages of revenues earned. In addition, we reduced the discount rate used to compute the fair value of the contingent consideration liability from 18.0% to 16.5% to reflect the reduction in our estimated weighted average cost of capital. These changes resulted in non-operating, non-cash losses of $39.9 million in 2013.

Interest and Other Income, Net.

Interest and other income, net, primarily represents income earned on our cash, cash equivalents, marketable securities balances, and restricted cash. Interest and other income, net was $28,000, $13,000, and $26,000 for the fiscal years ended December 31, 2015, 2014, and 2013, respectively.

Interest Expense.

Interest expense was $8.4 million, $7.4 million, and $1.5 in the years ended December 31, 2015, 2014, and 2013, respectively. The amounts represent interest on our borrowings from Teva, our royalty securitization financing, and borrowings from Autoliv, which was paid in full in 2014. The increase in 2015 as compared to 2014 was due to the interest of $1.4 million associated with our  royalty securitization financing, amortization of the debt discounts of $74,000 on the five-year warrants issued in March 2014 to purchase 345,661 shares of our common stock issued, and $79,000 of amortization of interest related to the Ferrer Note. The amendment in June 2015 to the Teva Note extended the maturity date from 2018 to 2020 resulting in a lower interest expense of $0.5 million in 2015 as compared to 2014. The increase in 2014 as compared to 2013 was due to higher debt balances as a result of the additional debt associated with our royalty securitization financing, $10.0 million of draws against the Teva Note in 2014 and the $15.0 million of draws against the Teva Note in 2013 being outstanding all of 2014.

We expect interest expense to remain relatively consistent with levels incurred through 2015.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, debt financings, revenues primarily from licensing agreements and government grants, and payments from Allegro. We have received additional funding from interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our 2005 ESPP. As of December 31, 2015, we had $7.8 million in cash and cash equivalents. Our cash and cash equivalents balances are held in money market accounts, investment grade commercial paper and government-backed securities. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Net cash used in operating activities was $(31.9) million, $(41.5) million, and $(0.6) million in 2015, 2014 and 2013, respectively. The net cash used in each of these periods primarily reflects net loss for these periods, offset in part by depreciation, non-cash share-based compensation, the change in fair value of the contingent consideration liability, and non-cash changes in operating assets and liabilities. The other liabilities change in each year was related to the amortization of our deferred rent liability, which is a result of the straight-line method of recognizing our facility rent expense and the recognition of tenant improvement reimbursements from the landlord as a deferred rent liability. In 2013, we received a payment of $40.0 million under the Teva Agreement.

Net cash (used in) provided by investing activities was $19.5 million, $(13.5) million, and $(10.3) million in 2015, 2014 and 2013, respectively. Investing activities consist primarily of purchases and maturities of marketable securities and capital purchases. In 2015, we had maturities, net of purchases of marketable securities of $25.2 million. In 2014 and 2013, we had purchases, net of maturities, of marketable securities of $11.2 million and $8.6 million, respectively.

Net cash provided by financing activities was $5.0 million, $52.9 million, and $10.5 million in 2015, 2014 and 2013, respectively. Financing activities consist primarily of proceeds from financing arrangements, the sale of our common stock and warrants to purchase common stock and financing obligations. In 2015, we received net proceeds of $2.9 million from the first tranche of the Ferrer Note. In 2014, we raised net proceeds of approximately $40.8 million through our royalty securitization financing and drawdowns of $10.0 million against the Teva Note. In 2013, we received proceeds of $15.0 million from drawdown on the Teva Note. In 2015, 2014 and 2013, we received net proceeds from the issuance of common stock and warrants to purchase common stock of $0.2 million, $5.6 million, and $6.3 million, respectively. In 2014 and 2013, payments on financing obligations were $0.8 million, and $5.8 million, respectively. There were no payments on financing obligations in 2015.  In 2015, 2014 and 2013, we made payments of $0.9 million, $0.3 million, and $10.3 million, respectively, to the former stockholders of Allegro for milestones and royalties received from Teva and Ferrer. The reserve fund established in 2014 was fully utilized in 2015 to pay for interest related to our royalty securitization financing.

We believe that with current cash and cash equivalent balances, the additional $1.0 million drawn in March 2016 under the Ferrer Note and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs, at our expected cost levels until the end of April 2016. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

•	expenditures related to the ADASUVE post-approval commitments to both the FDA and EC during this period being within budgeted levels;
•	expenditures related to ADASUVE commercial manufacturing during this period being within budgeted levels;
•	no unbudgeted growth in the number of our employees during this period; and
•	no material shortfall in our budgeted revenues.

Even if circumstances do not cause us to consume capital significantly faster or slower than we currently anticipate, we may be forced to significantly reduce our operations if our business prospects do not improve. If we are unable to source additional capital, we may be forced to shut down operations altogether.

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

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to successfully commercialize ADASUVE, perform our post-approval commitments to the FDA and EC, or continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs, or other operations. We may seek to raise additional funds through public or private financing, strategic collaborations or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Applicable listing standards may affect our ability to consummate certain types of offerings of our securities in the future. In connection with the Ferrer Note, we issued Ferrer 125,000 shares of our unregistered common stock in September 2015 and as discussed in Note 13 (Subsequent Events), we issued Teva 2,172,886 shares of our unregistered common stock in February 2016. Our October 2014 private sale of unregistered shares to Ferrer involved the sale of 2,000,000 shares of our common stock. We paid $865,000 of the proceeds from Ferrer to the former stockholders of Allegro. Our royalty securitization financing involved the issuance of warrants to purchase 345,661 shares of our common stock and requires interest payments by our wholly-owned subsidiary without recourse to us beginning in June 2014. Our February 2012 underwritten public offering involved the sale of 4,400,000 shares of our common stock and warrants to purchase an additional 4,400,000 shares of our common stock. If we raise funds through additional collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition, results of operations, and prospects.

Contractual Obligations

Facility Lease

We lease a 65,604 square foot manufacturing, office and laboratory facility in Mountain View, California, which we began to occupy in the fourth quarter of 2007. The lease expires on March 31, 2018, and we have two options to extend the lease for five years each.

Autoliv

In November 2007, we entered into the Manufacture Agreement, with Autoliv relating to the commercial supply of Chemical Heat Packages. Autoliv had developed these Chemical Heat Packages for us pursuant to a development agreement between Autoliv and us executed in October 2005.

Subject to certain exceptions, Autoliv has agreed to manufacture, assemble and test the Chemical Heat Packages solely for us in conformance with our specifications. We pay Autoliv a specified purchase price, which varies based on annual quantities we order, per Chemical Heat Package delivered. Upon termination of the Manufacture Agreement, we were to retain full ownership of the production equipment for commercial manufacture of the Chemical Heat Packages developed for us by Autoliv, and Autoliv’s obligations under the Manufacture Agreement will terminate in full. In December 2014, we amended the Manufacture Agreement through which we and Autoliv extended the Manufacture Agreement through 2018. In addition, we have the right to engage a second source supplier and implement a manufacturing line transfer from Autoliv to manufacture and supply the Chemical Heat Packages to us or our licensees.

We have contracted with Autoliv, through a third-party supplier, to build one additional manufacturing cell to manufacture Chemical Heat Packages at a cost of approximately $2.4 million, or the New Cell. The New Cell was expected to be installed at Autoliv with the cell currently being utilized by Autoliv to be installed at a second source supplier. The New Cell may be utilized if and when commercial production of ADASUVE resumes.

Our scheduled future minimum contractual payments, net of sublease income, including interest at December 31, 2015, are as follows (in thousands):

	Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter
Operating lease obligations	$7,544	$3,305	$4,239	$—	$—
Term note obligations	29,635	—	—	29,635	—
	$37,179	$3,305	$4,239	$29,635	$—

The above table excludes any payments pursuant to Notes issued by our wholly-owned subsidiary in connection with our royalty securitization financing, which have a legal maturity date in 2027. The principal payments by the subsidiary under the Notes will be dependent upon the timing and amounts of royalties and milestone payments received in connection with commercial sales of ADASUVE in the United States.

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

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

ALEXZA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alexza Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Alexza Pharmaceuticals, Inc. as of December 31, 2015, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexza Pharmaceuticals, Inc. as of December 31, 2015, and the consolidated results of its operations and its cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements for the year ended December 31, 2015 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements for the year ended December 31, 2015 do not include any adjustments that might result from the outcome of this uncertainty.

/s/ OUM & CO. LLP

San Francisco, California

March 28, 2016

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alexza Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Alexza Pharmaceuticals, Inc. as of December 31, 2014, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexza Pharmaceuticals, Inc. as of December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 13, 2015

ALEXZA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$7,755	$15,200
Marketable securities	—	19,574
Receivables	—	173
Inventory, net	—	3,729
Prepaid expenses and other current assets	3,237	3,109
Total current assets	10,992	41,785
Property and equipment, net	3,320	13,953
Restricted cash	—	2,757
Other assets	419	3,065
Total assets	$14,731	$61,560
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$442	$1,799
Accrued clinical trial liabilities	178	875
Other accrued liabilities	6,990	4,693
Current portion of contingent consideration liability	900	1,700
Financing obligations	46,840	—
Current portion of deferred revenues	2,848	2,450
Total current liabilities	58,198	11,517
Deferred rent	3,412	4,781
Noncurrent portion of contingent consideration liability	1,900	29,100
Noncurrent portion of deferred revenues	—	3,063
Noncurrent portion of financing obligations	21,127	63,767
Other noncurrent liabilities	1,752	985
Commitments and contingencies
Stockholders’ (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding at December 31, 2015 or 2014	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2015 and 2014, respectively; 19,577,729 and 19,404,697 shares issued and outstanding at December 31, 2015 and 2014, respectively	2	2
Additional paid-in capital	360,610	359,308
Accumulated other comprehensive (loss) income	—	(3)
Accumulated deficit	(432,270)	(410,960)
Total stockholders’ deficit	(71,658)	(51,653)
Total liabilities and stockholders’ deficit	$14,731	$61,560

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Revenue
Collaboration revenue	$2,671	$2,997	$46,965
Product sales	2,355	2,564	874
Total revenues	5,026	5,561	47,839
Cost of goods sold	21,129	15,925	11,209
Research and development	11,716	13,748	19,082
General and administrative	12,205	13,344	15,778
Total operating expenses	45,050	43,017	46,069
Loss from operations	(40,024)	(37,456)	1,770
Change in fair value of contingent consideration liability	27,132	8,149	(39,913)
Interest and other income/expense, net	28	13	26
Interest expense	(8,446)	(7,438)	(1,498)
Net loss	$(21,310)	$(36,732)	$(39,615)
Change in unrealized (loss) income on marketable securities	3	(4)	1
Comprehensive loss	$(21,307)	$(36,736)	$(39,614)
Net loss per share - basic and diluted	$(1.08)	$(2.07)	$(2.38)
Shares used to compute net loss per share - basic and diluted	19,810	17,784	16,669

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

				Accumulated
				Other		Total
			Additional	Comprehensive		Stockholders’
	Common Stock		Paid in	(Loss)	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2012	15,767,525	$2	$337,184	$—	$(334,613)	$2,573
Issuance of common stock for cash	1,437,481	—	6,347	—	—	6,347
Issuance of common stock under our Equity Incentive Plan	10,317	—	36	—	—	36
Issuance of common stock for cash under our Employee Stock Purchase Plan	54,494	—	200	—	—	200
Issuance of common stock upon vesting of restricted stock units	9,987	—	—	—	—	—
Compensation expense related to fair value of employee share based awards	—	—	3,371	—	—	3,371
Beneficial conversion feature of convertible debt			3,112			3,112
Change in unrealized gain/loss on marketable securities				1		1
Net loss	—	—	—	—	(39,615)	(39,615)
Balance at December 31, 2013	17,279,804	2	350,250	1	(374,228)	(23,975)
Issuance of common stock for cash	2,000,000	—	5,600	—	—	5,600
Issuance of common stock under our Equity Incentive Plan	22,842	—	79	—	—	79
Issuance of common stock for cash under our Employee Stock Purchase Plan	70,226	—	199	—	—	199
Issuance of common stock upon vesting of restricted stock units	31,825	—	—	—	—	—
Compensation expense related to fair value of employee share based awards	—	—	427	—	—	427
Beneficial conversion feature of convertible debt			1,032			1,032
Issuance of common stock warrant			1,721			1,721
Change in unrealized gain/loss on marketable securities				(4)		(4)
Net loss	—	—	—	—	(36,732)	(36,732)
Balance at December 31, 2014	19,404,697	2	359,308	(3)	(410,960)	(51,653)
Issuance of common stock for cash	125,000	—	144	—	—	144
Issuance of common stock for cash under our Employee Stock Purchase Plan	26,157	—	38	—	—	38
Issuance of common stock upon vesting of restricted stock units	21,875	—	—	—	—	—
Compensation expense related to fair value of employee share based awards	—	—	1,120	—	—	1,120
Change in unrealized gain/loss on marketable securities				3		3
Net loss	—	—	—	—	(21,310)	(21,310)
Balance at December 31, 2015	19,577,729	$2	$360,610	$—	$(432,270)	$(71,658)

See accompanying notes.

ALEXZA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(21,310)	$(36,732)	$(39,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,120	427	3,371
Change in fair value of contingent consideration liability	(27,132)	(8,149)	39,913
Recognition of right to borrow asset	—	—	(2,800)
Amortization of debt discount and deferred interest	2,246	2,216	1,079
Amortization of discount on available-for-sale securities	81	163	—
Depreciation and amortization	3,001	3,393	3,323
Loss/(gain) on disposal of property and equipment	—	8	(15)
Impairment of property and equipment	8,591	—	—
Impairment of inventory	1,229	—	—
Impairment of prepaid expenses	1,024	—	—
Changes in operating assets and liabilities:
Receivables	173	(44)	(129)
Inventory	2,500	(282)	(3,447)
Prepaid expenses and other current assets	(1,152)	(822)	(601)
Other assets	1,812	—	—
Accounts payable	(1,357)	(1,990)	1,642
Accrued clinical trial expense and other accrued liabilities	558	654	1,122
Deferred revenues	(2,665)	413	(2,916)
Other liabilities	(602)	(754)	(1,539)
Net cash used in operating activities	(31,883)	(41,499)	(612)
Cash flows from investing activities:
Purchase of available-for-sale securities	(5,796)	(42,003)	(19,227)
Maturities of available-for-sale securities	25,292	30,840	10,650
Purchases of property and equipment	(58)	(2,363)	(1,784)
Proceeds from disposal of property and equipment	15	—	16
Net cash (used in) provided by investing activities	19,453	(13,526)	(10,345)
Cash flows from financing activities:
Proceeds from issuance of common stock, common stock warrants and exercise of stock options and stock purchase rights	182	5,878	6,583
Payment of contingent payment to Symphony Allegro Holdings, LLC	(868)	(251)	(10,313)
Change in restricted cash	2,757	(2,757)	5,051
Proceeds from financing obligations	2,914	50,830	15,000
Payments of financing obligations	—	(781)	(5,773)
Net cash provided by financing activities	4,985	52,919	10,548
Net decrease in cash and cash equivalents	(7,445)	(2,106)	(409)
Cash and cash equivalents at beginning of period	15,200	17,306	17,715
Cash and cash equivalents at end of period	$7,755	$15,200	$17,306
Supplemental disclosures of cash flow information
Cash paid for interest	$2,757	$4,169	$863
Non cash investing and financing activities:
Debt discount related to Teva Note	$—	$—	$4,405
Value of warrants issued with royalty securitization financing	$—	$1,721	$—
Value of the beneficial conversion feature related to borrowing against Teva Note	$—	$1,032	$3,112
Value of right to borrow asset reclassified as debt discount	$—	$—	$2,800

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

Private Placement

On October 27, 2014 we entered into an amendment to the Collaboration, License and Supply Agreement dated October 5, 2011 Grupo Ferrer Internacional, S.A., or Ferrer, or the Ferrer Agreement, pursuant to which Ferrer and we agreed to eliminate future potential milestone payments in exchange for Ferrer’s purchase of $8,000,000 of our common stock, or the Ferrer Amendment. Ferrer purchased 2,000,000 shares of our common stock for $4.00 per share. We classified $2,400,000 of the proceeds as deferred revenue and we are recognizing the amount into revenue over the estimated performance period of the Ferrer Agreement.

In September 2015, we issued a promissory note to Ferrer or the Ferrer Note. The terms of the Ferrer Note provide that (i) Ferrer will loan us up to $5,000,000 in tranches, (ii) the initial tranche of $3,000,000 was received by us on September 28, 2015, (iii) another tranche of $1,000,000 was received by us on March 21, 2016, (iv) we have the option to borrow an additional tranche of $1,000,000 at any time, (v) interest accrues on the outstanding principal at the rate of 6% per annum, compounded monthly, through May 31, 2016, (vi) all outstanding principal and accrued interest under the Ferrer Note is due and payable upon Ferrer’s demand on May 31, 2016, (vii) we may prepay the Ferrer Note at any time without premium or penalty, and (viii) we issued 125,000 shares of our common stock to Ferrer as partial consideration for the loan. The common stock was issued to Ferrer pursuant to the Stock Issuance Agreement and was not registered at the time of issuance under the Securities Act of 1933, as amended. As of March 23, 2016, an aggregate of $4,000,000 of the principal amount of the Ferrer Note was outstanding.

2.    Need to Raise Additional Capital

We have incurred significant losses from operations since inception and expect losses to continue for the foreseeable future. As of December 31, 2015, we had cash, cash equivalents, marketable securities and restricted cash (Refer to Note 3 - Summary of Significant Accounting Policies) of $7,755,000 and a working capital deficiency of $47,206,000. The working capital deficiency is primarily the result of the classification of our royalty securitization financing as a current liability (Refer to Note 8 - Financing Obligations). Our operating and capital plans call for cash expenditures to exceed these amounts for the next twelve months.

We plan to finance our operations through partnership or licensing collaborations, the sale of equity securities, debt arrangements, a potential sale or disposition of one or more corporate assets or a strategic business combination or partnership, and we have engaged Guggenheim Securities, LLC to assist us in exploring such strategic options to enhance stockholder value. Such funding or potential transaction may not be available or may be on terms that are not favorable to us. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. Based on our available cash resources, the additional $1,000,000 drawn in March 2016 under the Ferrer Note (Refer to Note 8 - Financing Obligations) and our expected cash usage, we estimate that we have sufficient capital resources to meet our anticipated cash needs until the end of April 2016. Also, as discussed in Note 12 - Restructuring, we have changed our commercial manufacturing strategy and during the third quarter of 2015, we suspended our commercial production after completing all ADASUVE production under our license and supply agreements with our collaborator, Ferrer, and our previous collaborator for ADASUVE in the United States, Teva Pharmaceuticals USA, Inc., or Teva.

In February 2016, we entered into a definitive agreement with Teva whereby we reacquired the ADASUVE commercial U.S. rights and restructure our obligations under the outstanding Note from Teva. The agreement is intended to allow us to continue to provide ADASUVE product to patients and health care providers. The Amended Note with Teva, or the Amended Teva Note, provides that (i) we issue  2,172,886 shares of our common stock to Teva pursuant to a stock issuance agreement as consideration for a reduction in the outstanding balance of the Amended Teva Note by $5,000,000 and forgiveness of all accrued and unpaid interest under the Amended Teva Note; (ii) we are obligated to repay the remaining $20,000,000 outstanding balance of the Amended Teva Note in four annual consecutive payments of $5,000,000 beginning in the first calendar year following the calendar year in which the aggregate annual net sales of ADASUVE and any other Staccato enabled products first reach $50,000,000 in the United States; and (iii) we have ability to prepay the outstanding balance of the Amended Teva Note. We are further evaluating the impact of these changes on our consolidated financial position, results of operations and cash flows.

The significant uncertainties surrounding any revenue from sales of ADASUVE, including royalties and milestone payments from our present and future collaborations, clinical development timelines and costs and the need to raise a significant amount of capital raises substantial doubt about our ability to continue as a going concern for a reasonable period of time. These consolidated financial statements have been prepared with the assumption that we will continue as a going concern and will be able to realize our assets and discharge our liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.  In order to mitigate the risk related with this uncertainty, we plan to issue debt or additional shares of our common stock for cash and services or enter into additional collaborations or a strategic transaction during the next twelve months.  There is no assurance we will able to raise sufficient capital on acceptable terms, or at all, to continue commercialization efforts for ADASUVE, continue development of our product candidates or to otherwise continue operations or that we will be able to execute any strategic transaction. Even if we are able to source additional capital, we may be forced to significantly reduce our operations if our business prospects do not improve. If we are unable to source additional capital, we may be forced to shut down operations altogether.

In February 2016, we entered into the Letter of Intent with Ferrer with respect to the Transaction. The Letter of Intent does not constitute a binding agreement to consummate such acquisition and it entitles both us and Ferrer to terminate discussions at any time in our or Ferrer's sole discretion. Additionally we can, at our discretion, enter into discussions with third parties and continue to explore strategic options. We continue to have discussions with Ferrer regarding a transaction. There can be no assurance that such potential transaction will be agreed to or consummated. The entering into the Letter of Intent follows exploration of strategic options that we announced previously. In September 2015, we announced that we had retained Guggenheim Securities, LLC to assist in exploring strategic options to enhance stockholder value, including a possible sale or disposition of one or more corporate assets, a strategic business combination, partnership or other transactions. Our Board of Directors will review and carefully evaluate the terms of the potential Transaction with our financial and legal advisors.

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents and marketable securities) by major security type and contingent consideration liability measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$6,806	$—	$—	$6,806
Corporate debt securities	—	—	—	—
Total assets	$6,806	$—	$—	$6,806
Liabilities
Contingent consideration liability	$—	$—	$2,800	$2,800
Total liabilities	$—	$—	$2,800	$2,800

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,674	$—	$—	$12,674
Corporate debt securities	—	24,617	—	24,617
Total assets	$12,674	$24,617	$—	$37,291
Liabilities
Contingent consideration liability	$—	$—	$30,800	$30,800
Total liabilities	$—	$—	$30,800	$30,800

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

The projected cash flow assumptions for ADASUVE in the United States are based on internally and externally developed product sales forecasts. The timing and extent of the projected cash flows for ADASUVE for the territories licensed to Ferrer are based on the Ferrer Agreement (Refer to Note 8 – Financing Obligations). The timing and extent of the projected cash flows for the remaining territories for ADASUVE and worldwide territories for AZ-002 and AZ-104 were based on internal estimates for potential milestones and multiple product royalty scenarios and are also consistent in structure to the most recently negotiated collaboration agreements.

We then assigned a probability to each of the cash flow scenarios based on several factors, including: the product candidate’s stage of development, preclinical and clinical results, technological risk related to the successful development of the different drug candidates, estimated market size, market risk and potential collaboration interest to determine a risk adjusted weighted average cash flow based on all of these scenarios. These probability and risk adjusted weighted average cash flows were then discounted utilizing our estimated weighted average cost of capital, or WACC. Our WACC considered our cash position, competition, risk of substitute products, and risk associated with the financing of the development projects. In 2013, we reduced the discount rate from 18.0% to 16.5% to reflect our then current estimated WACC. The change in discount rate increased the net loss for 2013 by approximately $3,600,000 or $0.22 per share. In 2014, we increased the discount rate from 16.5% to 20% to reflect our current estimated WACC. The change in discount rate decreased the net loss for 2014 by approximately $6,400,000 or $0.36 per share. The increase in our discount rate reflects the impact of our current financial condition, market capitalization and our estimated increase in borrowing costs.

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

During the fiscal year ended December 31, 2014, we modified the assumptions associated with the amount and timing of milestones and royalties projected for ADASUVE and AZ-002 and the probability that AZ-002 would be licensed or sold by us. These changes in assumptions, the change in the discount rate and the effects of the passage of a year on the present value computation resulted in a decrease to the net loss of $8,149,000, or $0.46 per share, for the fiscal year ended December 31, 2014.

For the fiscal year ended December 31, 2015, we updated the discounted cash flow model to reflect the impact of our reacquisition of the U.S. commercial rights for ADASUVE from Teva by updating the U.S. ADASUVE sales estimates and partnership milestones and changing the probability weightings. Additionally, we updated the sales forecasts for the ADASUVE Ferrer Territories and changed the timing and amount of certain milestones for sales of ADASUVE outside of the United States and the Ferrer Territories and AZ-002. These changes resulted in our recognizing a non-operating, non-cash gain of $27,132,000, or $1.37 per share during the fiscal year ended

December 31, 2015. A payment of $0.9 million was made during the first quarter of 2015 to the former Allegro stockholders. The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the fiscal years ended December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
	(In thousands)
Beginning balance	$30,800	$39,200
Payments made	(868)	(251)
Adjustments to fair value measurement	(27,132)	(8,149)
Ending balance	$2,800	$30,800

Financing Obligations

We have estimated the fair value of our financing obligations (Refer to Note 8 –Financing Obligations) using the net present value of the payments discounted at an interest rate that is consistent with our estimated current borrowing rate for similar long-term debt. We believe the estimates used to measure the fair value of the financing obligations constitute Level 3 inputs.

At December 31, 2015 and 2014, the estimated fair value of our financing obligations was $52,151,000 and $52,075,000, respectively, and had book values of $67,967,000 and $63,767,000, respectively. Our payment commitments associated with these debt instruments may vary with changes in interest rates and are comprised of interest payments and principal payments. The estimated fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. In addition, the fair value of our royalty securitization financing will be affected by the timing and amount of U.S. ADASUVE royalties and milestones.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist of cash and cash equivalents to the extent of the amounts recorded on the balance sheets. Our cash and cash equivalents are placed with high credit-quality U.S. financial institutions and issuers.

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

Restricted Cash

In March 2014, from the proceeds from our royalty securitization financing (Refer to Note 7 – Commitments and Contingencies), we established a $6,890,000 interest reserve account, which was classified as a noncurrent asset, to cover any potential shortfall in royalties and milestones received from Teva and quarterly interest payments. The reserve fund was fully utilized in 2015 to pay for interest related to our royalty securitization financing.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated life of the asset, generally three years for computer equipment, five years for manufacturing equipment and laboratory equipment, and seven years for furniture. Leasehold improvements are amortized over the estimated useful life or the remaining lease term, whichever is shorter.

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

During the fiscal year ended December 31, 2015, we evaluated the carrying values of our long-lived assets, principally our manufacturing and laboratory equipment and concluded that due to (i) the suspension of the ADASUVE commercial production operations during the third quarter of 2015, (ii) our continued operating losses and poor cash flows, (iii) the uncertainty of when we will resume commercial production, (iv) the limited ability to sell the capitalized equipment, and (v) our basic ability to continue as a going concern,  the carrying amounts of our long-lived assets including the first and second manufacturing cells from Autoliv ASP, Inc., or Autoliv, exceeded their fair values based on a Level 3 fair value measurement. We recognized non-cash impairment charges of approximately $8,591,000 on our long-lived assets, $1,229,000 of related inventory with fixed expiration dates, and $1,024,000 on prepayments made to the supplier of our lower housing assembly for fiscal year 2015.

We did not recognize any long-lived asset impairment during 2014.

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

•

Delivery.    Typically, ownership of the product passes to the collaborator upon shipment. Our current license and supply agreements also provide our collaborators with an acceptance period during which they may reject any product, which does not conform to agreed-upon specifications. Because ADASUVE is a new product, a new technology and our first product to be commercialized, and because we do not have a history of producing product to collaborator specifications, we will not consider delivery to have occurred until after the collaborator acceptance period has ended or the collaborator has positively accepted the product. Once we have demonstrated over the course of time an ability to reliably produce the product to collaborator specifications, we will consider delivery to have occurred upon shipment in the absence of any other relevant shipment or acceptance terms.

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

We have fulfilled all of the orders we received from Teva and Ferrer for commercial units of ADASUVE for the near and medium term. As a result, we have suspended our commercial production operations (Refer to Note 12 -  Restructuring) and there is no certainty when we will resume ADASUVE commercial production or if we can secure additional resources to fund our future operations. For the fiscal year ended December 31, 2015, we have fully reserved our remaining inventory. We recorded additional cost of goods sold related to $1,229,000 of inventory with fixed expiration dates and $1,024,000 of prepayments made to the supplier of our lower housing assembly, all of which were in excess of our expected production needs prior to the suspension of commercial production operations. There were no impairment charges during the fiscal year ended December 31, 2014.

Our inventory as of December 31, 2015 and 2014, net of reserves, in thousands, is summarized as follows:

	December 31,
	2015	2014
Raw materials	$—	$3,677
Work in process	—	—
Finished goods	—	52
Total inventory	$—	$3,729

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

We expect that research and development expenses will decrease during the fiscal year 2016 compared to 2015. We anticipate continuing to incur expenses related to our AZ-002 Phase 2a clinical trial, and, if financing is secured, expenses related to the clinical development of AZ-007. With the suspension of commercial ADASUVE production operations in the third quarter of 2015, a larger percentage of fixed overhead costs were allocated to research and development expenses, beginning in the fourth quarter of 2015.

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

Stock Options, Stock Purchase Rights and Restricted Stock Units

During the fiscal years ended December 31, 2015, 2014 and 2013, the weighted average fair value per share of the employee stock options, restricted stock units and stock purchase rights granted were:

	2015	2014	2013
Stock Options	$0.80	$2.83	$3.46
Restricted Stock Units	—	—	4.67
Stock Purchase Rights	0.67	1.32	1.76

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model. The Black-Scholes model requires the use of a number of highly subjective and complex assumptions in determining the fair value of stock-based awards as follows:

Weighted-Average Expected Term We determine the expected term of stock options granted through a combination of our own historical exercise experience and expected future exercise activities and post-vesting termination behavior. Under our 2005 Employee Stock Purchase Plan and our 2015 Employee Stock Purchase Plan, the expected term of employee stock purchase plan shares is equal to the offering period.

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

During the fiscal years ended December 31, 2015, 2014 and 2013, we calculated the estimated grant date fair value of stock options and stock purchase rights using the following assumptions:

	2015	2014	2013
Stock Option Plans
Weighted-average expected term	5.0 Years	5.0 Years	5.0 Years
Expected volatility	86%	83%	99%
Risk-free interest rate	1.60%	1.66%	0.86%
Dividend yield	0%	0%	0%

Employee Stock Purchase Plan
Weighted-average expected term	0.5 Years	0.5 Years	0.5 Years
Expected volatility	87%	61%	80%
Risk-free interest rate	0.19%	0.86%	0.70%
Dividend yield	0%	0%	0%

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

As of December 31, 2015, there were $1,725,000, $94,000 and $3,000 total unrecognized compensation costs, net of forfeiture, related to non-vested stock option awards, restricted stock unit awards and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 3.0 years, 1.1 years and 0.05 years, respectively.

Recent Accounting Pronouncements

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

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The standard will be effective for public entities for annual and interim periods beginning after December 15, 2017. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Entities electing the full retrospective adoption will apply the standard to each period presented in the financial statements. This means that entities will have to apply the new guidance as if it had been in effect since the inception of all its contracts with customers presented in the financial statements. Entities that elect the modified retrospective approach will apply the guidance retrospectively only to the most current period presented in the financial statements. This means that entities will have to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings at the date of initial application. The new revenue standard will be applied to contracts that are in progress at the date of initial application.

In July 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, which delays the effective date of the standard for one year to annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. We are evaluating the requirements of this guidance and have not yet determined the impact of its adoption on our consolidated financial position, results of operations and cash flows.

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. ASU 2014-03 is effective for us in the first quarter of 2016 and we believe that the adoption of this guidance will not have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) -  and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee, which will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. We are evaluating the requirements of this guidance and have not yet determined the impact of its adoption on our consolidated financial position, results of operations and cash flows.

4.    Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period less weighted average shares subject to repurchase, of which there were none in 2015, 2014 or 2013. Outstanding stock options, warrants, and unvested restricted stock units are not included in the diluted net loss per share calculation for the fiscal years ended December 31, 2015, 2014 and 2013 as the inclusion of such shares would have had an anti-dilutive effect. Potentially anti-dilutive securities include the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Outstanding stock options	2,130	2,429	1,657
Unvested restricted stock units	58	371	315
Warrants to purchase common stock	5,763	6,561	6,462
Convertible debt	5,499	4,803	651

5.    Cash Equivalents and Marketable Securities

The amortized cost, fair value and unrealized gain/(loss) for our financial assets by major security type as of December 31, 2015 and 2014 are as follows (in thousands):

	Amortized		Unrealized
December 31, 2015	Cost	Fair Value	Gain/(Loss)
Money market funds	$6,806	$6,806	$—
Corporate debt securities	—	—	—
Total	6,806	6,806	—
Less amounts classified as cash equivalents	(6,806)	(6,806)	—
Total marketable securities	$—	$—	$—

	Amortized		Unrealized
December 31, 2014	Cost	Fair Value	Gain/(Loss)
Money market funds	$12,674	$12,674	$—
Corporate debt securities	24,620	24,617	(3)
Total	37,294	37,291	(3)
Less amounts classified as cash equivalents	(17,717)	(17,717)	—
Total marketable securities	$19,577	$19,574	$(3)

6.    Balance Sheet Components

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
	(In thousands)
Lab equipment	$1,369	$9,850
Manufacturing equipment	—	11,239
Computer equipment and software	4,839	5,136
Furniture	774	816
Leasehold improvements	18,950	18,950
Property and equipment, gross	25,932	45,991
Less: accumulated depreciation	(22,612)	(32,038)
Property and equipment, net	$3,320	$13,953

Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
	(In thousands)
Accrued interest	$3,032	$—
Accrued compensation	2,035	2,781
Accrued capital project payment	916	—
Accrued professional fees	569	1,144
Other	438	768
	$6,990	$4,693

7.    Commitments and Contingencies

Operating Leases

We lease one building, at 2091 Stierlin Court, or the 2091 Building, in Mountain View, California, which we began to occupy in 2007. We recognize rental expense on the 2091 Building on a straight line basis over the initial term of the lease. Differences between the straight line rent expense and actual rent payments are classified as deferred rent liability on the balance sheet. The lease for the 2091 Building expires on March 31, 2018, and we have two options to extend the lease for five years each.

The 2091 Building lease, as amended, includes tenant improvement reimbursements from the landlord. We have recorded all tenant improvements as additions to property and equipment and are amortizing the improvements over the shorter of the estimated useful life of the improvement or the remaining life of the lease. The reimbursements received from the landlord are included in deferred rent liability and amortized over the life of the lease as a contra-expense.

Future minimum lease payments under non-cancelable operating leases, at December 31, 2015 were as follows (in thousands):

Lease
Payments
2016	$3,305
2017	3,386
2018	853
2019	—
2020	—
Thereafter	—
Total minimum payments	$7,544

Rental expense for the fiscal years ended December 31, 2015, 2014, and 2013 was $1,828,000, $1,953,000, $2,286,000, respectively. We had no rental income from the sublease agreements during the fiscal years ended December 31, 2015, 2014, or 2013.

Manufacturing and Supply Agreement

In November 2007, we entered into a manufacturing and supply agreement, or the Manufacture Agreement, with Autoliv , relating to the commercial supply of chemical heat packages that can be incorporated into our Staccato device, or the Chemical Heat Packages. Autoliv had developed these Chemical Heat Packages for us pursuant to a development agreement between Autoliv and us.

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

We have contracted with Autoliv, through a third-party supplier, to build one additional manufacturing cell to manufacture chemical heat packages at a cost of approximately $2,350,000, or the New Cell. The New Cell was expected to be installed at Autoliv with the cell currently being utilized by Autoliv, or the Original Cell, to be installed at a second source supplier.

During the fiscal year ended December 31, 2015, we concluded that  due to (i) the suspension of the ADASUVE commercial production operations during the third quarter of 2015, (ii) our continued operating losses and poor cash flows, (iii) the uncertainty of when we will resume commercial production, (iv) the limited ability to sell the capitalized equipment, and (v) our basic ability to continue as a going concern,  the carrying amounts of our long-lived assets including the first and second manufacturing cells from Autoliv, exceeded their fair values based on a Level 3 fair value measurement. Accordingly, we recognized non-cash impairment charges of approximately $8,591,000 on our long-lived assets, $1,229,000 of related inventory with fixed expiration dates, and $1,024,000 on prepayments made to the supplier of our lower housing assembly for fiscal year 2015.

We did not recognize any impairment charges during the fiscal year ended 2014.

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

8.    Financing Obligations

Autoliv ASP, Inc.

In June 2010, in return for transfer to us of all right, title and interest in a production line for the commercial manufacture of Chemical Heat Packages completed or to be completed by Autoliv on our behalf, we paid Autoliv $4,000,000 in cash and issued Autoliv a $4,000,000 unsecured promissory note. In February 2011, we entered into an agreement to amend the terms of the unsecured promissory note, or the Autoliv Note. Under the terms of the Autoliv Note, the original $4,000,000 note was cancelled and the Autoliv Note was issued with a reduced principal amount of $2,800,000.

The Autoliv Note bore interest beginning on January 1, 2011 at 8% per annum and was paid in 48 consecutive and equal monthly installments of approximately $68,000. The Autoliv Note was paid in full in 2014.

Teva Pharmaceuticals USA, Inc.

In May 2013, concurrent with the Teva Agreement (refer to Note 9 – License Agreements), we entered into a Convertible Promissory Note and Agreement to Lend, dated as of May 7, 2013, between us and Teva, or the Teva Note. Under the terms of the Teva Note, we had the ability, upon written notice to Teva, to draw upon the Teva Note to fund agreed operating budgets related to ADASUVE. As of December 31, 2014, the aggregate drawdowns totaled $25,000,000 and are due and payable, together with all interest, on the fifth anniversary of the signing of the Teva Note. At any time prior to five days before the maturity date, Teva has the right to convert the then outstanding amounts into shares of our common stock at a conversion price of $4.4833 per share. The Teva Note bears simple interest of 4% per year.

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

			Reclassified
		Beneficial	Unamortized	Effective
	Draw	Conversion	Right-to-	Interest
	Amount	Feature	Borrow	Rate
September 2013	$10,000,000	$2,455,000	$900,000	14.20%
December 2013	5,000,000	657,000	393,000	10.20%
March 2014	5,000,000	883,000	318,000	11.60%
June 2014	5,000,000	148,000	252,000	6.60%

We recognized $216,000 and $752,000 of interest expense related to amortization of the right-to-borrow asset during the fiscal years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, all of the right-to-borrow asset had been reclassified against the Teva Note.

In February 2016, we entered into an amendment to the Teva Note, or the Amended Teva Note, which provides that (i) we issue 2,172,886 shares of our common stock to Teva pursuant to a stock issuance agreement as consideration for a reduction in the outstanding balance of the Amended Teva Note by $5,000,000 and forgiveness of all accrued and unpaid interest under the Amended Teva Note; (ii) we are obligated to repay the remaining $20,000,000 outstanding balance of the Amended Teva Note in four annual consecutive payments of $5,000,000 beginning in the first calendar year following the calendar year in which the aggregate annual net sales of ADASUVE and any other Staccato enabled products first reach $50,000,000 in the United States; and (iii) we may prepay the outstanding balance of the Amended Teva Note. We are further evaluating the impact of these potential changes on our consolidated financial position, results of operations and cash flows.

Royalty Securitization Financing

In March 2014, we completed a royalty securitization financing, or the royalty securitization financing, which consisted of a private placement to qualified institutional investors of $45,000,000 of non-recourse notes issued by our wholly-owned subsidiary, or the Notes, and warrants to purchase 345,661 shares of our common stock at a price of $0.01 per share exercisable for five years from the date of issuance. The Notes bear interest at 12.25% per annum payable quarterly beginning June 15, 2014. All U.S. ADASUVE royalty and milestone payments under the Teva Agreement, after paying interest, administrative fees, and any applicable taxes, will be applied to principal and interest payments on the Notes until the Notes have been paid in full.

From the proceeds of the transaction, we established a $6,890,000 interest reserve account, which is classified as a noncurrent asset, to cover any potential shortfall in interest payments. At December 31, 2014, $2,757,000 remained in the interest reserve account. The interest reserve account was fully utilized in 2015 to pay for interest related to our royalty securitization financing.

In connection with our royalty securitization financing, we sold and contributed to our wholly-owned subsidiary all of our rights to U.S. ADASUVE royalty and milestone payments. The Notes are secured all of the assets of our subsidiary (including the right to receive royalty and milestone payments based on commercial sales of ADASUVE in the U.S.) and our equity ownership in the subsidiary. The Notes have no other recourse to us. The Notes may not be redeemed at our option until after March 18, 2016, and may be redeemed after that date subject to the achievement of certain milestones and the payment of a redemption premium for any redemption occurring prior to March 19, 2019. The Notes are not convertible into Alexza equity, nor have we guaranteed them.

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

In the fourth quarter of 2015, we did not make the quarterly interest payment due on December 15, 2015 for the Notes.  As a result, we received a notice of event of default from the trustee. The aggregate interest payments that were in default were approximately $2,800,000, which includes the interest due and payable on September 15, 2015 and December 15, 2015. In January 2016, we entered into a forbearance agreement with the noteholders whereby the Noteholders would generally forbear from delivering an acceleration notice and exercising other remedies under the Notes for thirty day renewing periods through June 15, 2016. As a result of our default and the short forbearance time period, the principal balance of $45,000,000 and the amortization of the debt discounts of $74,000 related to the five-year warrants issued in connection with the royalty securitization financing were reclassified from non-current liabilities to current liabilities as of December 31, 2015. Additionally, the deferred interest charges associated with the royalty securitization financing that were being amortized over five years were reclassified from non-current assets to other current assets as of December 31, 2015, consistent with the related debt.

Ferrer Promissory Note

In September 2015, we issued the Ferrer Note to Ferrer. The terms of the Ferrer Note provide that (i) Ferrer will loan us up to $5,000,000 in tranches, ii) the initial tranche of $3,000,000 was received by us on September 28, 2015, (iii) another tranche of $1,000,000 was received by us on March 21, 2016, (iv) we have the option to borrow an additional tranche of $1,000,000 at any time, (v)  interest accrues on the outstanding principal at the rate of

6% per annum, compounded monthly, through May 31, 2016, (vi) all outstanding principal and accrued interest under the Ferrer Note is due and payable upon Ferrer’s demand on May 31, 2016, (vii) we may prepay the Ferrer Note at any time without premium or penalty, and (viii) we issued 125,000 shares of our common stock to Ferrer as partial consideration for the loan. The common stock was issued to Ferrer pursuant to the Stock Issuance Agreement and was not registered at the time of issuance under the Securities Act of 1933, as amended. As of March 23, 2016, an aggregate of $4,000,000 of the principal amount of the Ferrer Note was outstanding.

We valued the common stock issued to Ferrer at approximately $144,000 using the closing price of our common stock on the date we issued the stock to Ferrer. Based on the percent of the maximum principal amount of the Ferrer Note drawdown to date, 60% of the value of the common stock issued to Ferrer was proportionately recorded as a discount to the Ferrer Note and 40% was capitalized as a current asset on our consolidated Balance Sheet. As we drawdown any additional tranches, the remaining balance of the capitalized amount will be reclassified as a debt discount against the additional tranche. The amount of $144,000 is being amortized over the life of the Ferrer Note. The effective interest rate of the note, including the value of the shares issued, is 10.5%.

Future scheduled principal payments under the debt obligations as of December 31, 2015 are as follows (in thousands):

Total
2016	$3,000
2017	—
2018	—
2019	—
Thereafter	25,000
Total	$28,000

The above table excludes any payments pursuant to the $45,000,000 from the royalty securitization financing notes of our wholly-owned subsidiary, which have a legal maturity date in 2027. The principal payments by the subsidiary under the royalty securitization financing will be dependent upon the timing and amounts of royalties and milestone payments received under the Teva Agreement.

9.    License Agreements

Grupo Ferrer Internacional, S.A.

On October 5, 2011, we and Ferrer entered into the Ferrer Agreement to commercialize ADASUVE in the Ferrer Territories (Europe, Latin America, the Commonwealth of Independent States countries, the Middle East and North Africa countries, Korea, Philippines and Thailand). Under the terms of the Ferrer Agreement, we received an upfront cash payment of $10,000,000, of which $5,000,000 was paid to the former stockholders of Allegro. The Ferrer Agreement provided for up to an additional $51,000,000 in additional milestone payments, contingent on approval of the EU Marketing Authorization Application, or MAA, certain individual country commercial sales initiations and royalty payments based on cumulative net sales targets in the Ferrer Territories. The MAA was submitted to the European Medicines Agency, or EMA, and was approved in February 2013 by the European Commission, or the EC. Ferrer has the exclusive rights to commercialize the product in the Ferrer Territories. We supply ADASUVE to Ferrer for all of its commercial sales, and receive a specified per-unit transfer price paid in Euros. Either party may terminate the Ferrer Agreement for the other party’s uncured material breach or bankruptcy. The Ferrer Agreement continues in effect on a country-by-country basis until the later of the last to expire patent covering ADASUVE in such country or 12 years after first commercial sale. The Ferrer Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

In October 2014, we entered into the Ferrer Amendment. We and Ferrer agreed to eliminate certain individual country commercial sales initiation milestone payments in exchange for Ferrer’s purchase of 2,000,000 shares of our common stock for $4.00 per share for a total of $8,000,000, which reflected a premium on the fair value of our common stock of approximately $2,400,000. In January 2015, we paid the former shareholders of Allegro $865,000 related to this stock sale.

In June 2015, we entered into a second amendment to the Ferrer Agreement. We and Ferrer agreed to: (i) transfer ownership of the MAA to Ferrer, whereby Ferrer becomes responsible for all post-approval requirements of the MAA, including the post-authorization safety study, the drug utilization study and the Phase 3 clinical trial for adolescents and all other related regulatory activities and costs associated with the ADASUVE MAA, (ii) provide Ferrer an option to manufacture ADASUVE in the Ferrer Territories as well as for use by us in territories other than the U.S., Canada, China, Hong Kong, Taiwan and Macao, and if Ferrer does not exercise this option, we have the right to assign the ADASUVE manufacturing right to a third party, subject to Ferrer’s written consent, not to be unreasonably withheld, (iii) eliminate the remaining milestones related to first commercial sales in selected countries, and (iv) provide Ferrer with the right to access technology and develop a Staccato product of their choice to commercialize in the Ferrer Territories, with Ferrer paying a fixed royalty percentage on all sales of new Staccato products developed by Ferrer. The transfer of the MAA for ADASUVE to Ferrer was completed in August 2015.

We evaluated whether the delivered elements under the Ferrer Agreement, as amended, have value on a stand-alone basis and allocated revenue to the identified units of accounting based on relative fair value. We determined that the license and the development and regulatory services are a single unit of accounting as the licenses were determined not to have stand-alone value. We have begun to deliver all elements of the arrangement and are recognizing the $10,000,000 upfront payment as revenue ratably over the estimated performance period of the agreement of four years. The $1,452,000 and $2,400,000 premiums received from the sales of common stock to Ferrer are additional consideration received pursuant to the Ferrer Agreement and does not pertain to a separate deliverable or element of the arrangement, and thus is being deferred and recognized as revenue in a manner consistent with the $10,000,000 upfront payment.

The Ferrer Agreement, as amended, provides for us to receive up to $40,000,000 of additional payments related to cumulative net sales targets in the Ferrer Territories. The cumulative net sales targets will be recognized as royalty revenue when each target is earned and payable to us. We believe each of these milestones is substantive as there is uncertainty that the milestones will be met, the milestone can only be achieved as a result of our past performance and the achievement of the milestone will result in additional payment to us. In January 2014, we recognized revenue in the amount of $1,000,000 from a milestone payment for the first product sale in Spain, of which $250,000 was paid to the former stockholders of Allegro (Refer to Note 3 – Summary of Significant Accounting Policies).

We recognized $2,666,000, $1,987,000, and $2,915,000 of license revenue related to the Ferrer Agreement, as amended, in the years ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015 we had deferred revenue of $2,848,000 related to the Ferrer Agreement, as amended.

Teva Pharmaceuticals USA, Inc.

In May 2013, we entered into the Teva Agreement to provide Teva with an exclusive license to develop and commercialize ADASUVE in the United States.

In February 2016, we entered into a definitive agreement with Teva whereby we reacquired the U.S. rights for ADASUVE and to restructure our obligations under the Teva Note, or the Teva Amendment. The Teva Amendment is intended to allow us to continue to provide ADASUVE product to patients and health care providers.

In connection with the Teva Amendment we entered into the Amended Teva Note. The Amended Teva Note was considered additional consideration provided by Teva to us pursuant to the Teva Amendment.

We evaluated whether the delivered elements under the Teva Agreement, as amended, have value on a stand-alone basis and allocated revenue to the identified units of accounting based on relative fair value. We determined that the license fees are a single unit of accounting and valued the license based on its best estimate of selling price, as VSOE and TPE of the selling price could not be determined. The selling price was estimated using discounted projected cash flows related to the licensed territory. We have delivered the license to Teva and recognized the $40,000,000 non-refundable upfront payment as revenue during 2013.

10.    Warrants

In October 2009, we issued a total of 8,107,012 shares of our common stock and warrants to purchase up to an additional 7,296,312 shares of our common stock in a private placement. These securities were sold as units with each unit consisting of one share of common stock and a warrant to purchase 0.9 shares of common stock at a purchase price of $2.4325 per unit. The warrants issued are cash or net exercisable with an exercise price of $2.77 per share and will expire in October 2016. At December 31, 2015, 729,627 remained outstanding and exercisable.

In May 2010, in conjunction with a Loan Agreement with Hercules Technology Growth Capital, or Hercules, we issued to Hercules a five-year warrant to purchase 37,639 shares of our common stock at a price of $26.90 per share. The warrant expired in May 2015.

In August 2010, we issued an aggregate of 668,518 shares of our common stock and warrants to purchase up to an additional 334,258 shares of our common stock in a registered direct offering. These securities were sold as units with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.5 of a share of common stock, at a purchase price of $27.00 per unit. The warrants were exercisable at $33.00 per share and expired in August 2015.

In May 2011, we issued an aggregate of 1,192,703 shares of our common stock and warrants to purchase up to an additional 417,445 shares of our common stock in a registered direct offering. The warrants are exercisable at $17.55 per share and will expire in May 2016. At December 31, 2015, these warrants remained outstanding and exercisable.

In February 2012, we issued an aggregate of 4,400,000 shares of our common stock and warrants to purchase up to an additional 4,400,000 shares of our common stock in an underwritten public offering. The warrants are exercisable beginning February 24, 2013, at an exercise price of $5.00 per share, and will expire on February 23, 2017. At December 31, 2015, these warrants remained outstanding and exercisable.

In March 2014, in conjunction with the royalty securitization financing, we issued to the debt holders a five-year warrant to purchase 345,661 shares of our common stock at a price of $0.01 per share. The warrant expires in March 2019. At December 31, 2015, these warrants remained outstanding and exercisable.

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

2005 Non-Employee Directors’ Stock Option Plan

In December 2005, our Board of Directors adopted the 2005 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, and authorized for issuance thereunder 25,000 shares of common stock. The Directors’ Plan provides for the automatic grant of non-statutory stock options to purchase shares of common stock to our non-employee directors, which vest over four years and have a term of 10 years. The Directors’ Plan provides for an annual reserve increase to be added on the first day of each fiscal year, commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases are equal to the number of shares subject to options granted during the preceding fiscal year less the number of shares that revert back to the share reserve during the preceding fiscal year. Our Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. In May 2013, our stockholders approved an amendment to the Directors’ Plan to increase the shares reserved by an additional 200,000 shares.

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

2015 Non-Employee Directors’ Stock Option Plan

In April 2015, our Board of Directors adopted the 2015 Non-Employee Directors’ Stock Option Plan, or the 2015 Directors’ Plan, and authorized for issuance thereunder and (i) an additional 250,000 shares of common stock plus (ii) the number of shares available for issuance pursuant to the grant of future awards under our previous non-employee directors stock option plan determined as of the effective date of the 2015 Directors’ Plan; plus (iii) the number of shares underlying outstanding stock awards granted under our previous non-employee directors stock option plan prior to the effective date of the 2015 Directors’ Plan that expire or terminate for any reason prior to exercise or settlement, are forfeited or repurchased because of the failure to meet a contingency or condition required to vest such shares, or are reacquired, withheld (or not issued) to satisfy a tax withholding obligation in connection with an award. The 2015 Directors’ Plan became effective upon the approval of the plan by our stockholders on June 23, 2015. Due to the effectiveness of our 2015 Directors’ Plan, no additional awards will be made under our previous non-employee directors’ stock option plan. The 2015 Directors’ Plan provides for the automatic grant of non-statutory stock options to purchase shares of common stock to our non-employee directors, which vest over approximately one year and have a term of 10 years.

The following table sets forth the summary of option activity under our share-based compensation plans:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Balance as of January 1, 2015	1,978,273	$7.10
Options granted	1,544,300	1.19
Options exercised	—	—
Options forfeited	—	—
Options cancelled	(1,196,172)	5.04
Balance as of December 31, 2015	2,326,401	4.23

At December 31, 2015, options to exercise 912,785 shares of our common stock, at a weighted average exercise price of $8.16 were exercisable.

The intrinsic value of options exercised is calculated based on the difference between the exercise price and the quoted market price of our stock on the exercise date. The total intrinsic value of options exercised during the fiscal years ended December 31, 2014 and 2013 was $26,000, and $13,000, respectively. There were no exercises during the fiscal year ended December 31, 2015. Options to exercise 5,610 shares of our common stock expired in 2015.

Information regarding the stock options outstanding at December 31, 2015 is summarized as follows:

	Outstanding			Exercisable
		Remaining			Remaining
		Contractual	Aggregate		Contractual	Aggregate
	Number	Life	Intrinsic	Number	Life	Intrinsic
Exercise Price	of Shares	(In Years)	Value	of Shares	(In Years)	Value
$0.88 - $0.88	18,000	9.97	$—	—	—	$—
$1.08 - $1.08	1,017,706	9.48	—	112,902	8.91	—
$1.20 - $1.95	238,100	9.52	—	450	8.92	—
$1.97 - $3.50	239,247	6.23	—	172,729	5.55	—
$4.14 - $4.42	239,751	6.12	—	233,227	6.08	—
$4.48 - $4.68	290,341	7.34	—	132,142	6.22	—
$4.77 - $21.00	237,349	4.73	—	215,428	4.43	—
$23.70 - $90.10	43,293	2.45	—	43,293	2.45	—
$98.50 - $98.50	2,500	1.39		2,500	1.39
$117.00 - $117.00	114	1.01	—	114	1.01	—
	2,326,401	7.92	$—	912,785	5.78	$—

The intrinsic value noted in the table above is calculated as the difference between the market value per share as of December 31, 2015 and the exercise price of the shares. The market value per share as of December 31, 2015, the last trading date of 2015, was $0.70 as reported by The NASDAQ Stock Market.

Information with respect to unvested share units (restricted stock units) as of December 31, 2015 is as follows:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2015	81,050	$4.67
Granted	—	—
Released	(21,875)	4.67
Forfeited	(22,225)	4.67
Outstanding at December 31, 2015	36,950	4.67

The total value of restricted stock units released during the fiscal years ended December 31, 2015, 2014, and 2013 was $28,000, $136,000, and $75,000, respectively.

We authorized shares of common stock for issuance under the 2005 Plan and the Directors’ Plan as follows.

Year	Number of Shares
2013	2,319,812
2014	158,751
2015	175,000

The shares authorized for issuance in 2013 include the annual reserve increase of 119,812 shares and the stockholder approved increase of 2,200,000 shares. As of December 31, 2014, 1,667,850 and 136,110 shares remained available for issuance under the 2005 Plan and the Directors’ Plan, respectively. The shares authorized for issuance in 2015 include the annual reserve increase of 175,000 shares.

We authorized shares of common stock for issuance under the 2015 Plan and the 2015 Directors’ Plan as follows.

Year	Number of Shares
2015	1,250,000

The shares authorized for issuance include the stockholder approved increase of 1,250,000 shares. As of December 31, 2015, 2,503,057 and 400,000 shares remained available for issuance under the 2015 Plan and the 2015 Directors’ Plan, respectively.

2005 Employee Stock Purchase Plan

In December 2005, our Board of Directors adopted the 2005 Employee Stock Purchase Plan, or the 2005 ESPP, and authorized for issuance thereunder 50,000 shares of common stock. The 2005 ESPP allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The 2005 ESPP consists of a fixed offering period, generally twenty-four months with four purchase periods within each offering period. Purchases are generally made on the last trading day of each October and April. Employees purchase shares at each purchase date at 85% of the market value of our common stock on their enrollment date or the end of the purchase period, whichever price is lower.

The 2005 ESPP provides for annual reserve increases on the first day of each fiscal year commencing on January 1, 2007 and ending on January 1, 2015. The annual reserve increases will be equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or (ii) 75,000 shares of common stock. Our Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased prior to the last day of any calendar year. In May 2011, our Compensation Committee terminated the then current offering period under the 2005 ESPP and resolved to begin a new offering period in August 2011 and also amended the 2005 ESPP to reduce the time period of each offering period from twenty-four to six months.

In July 2011, following stockholder approval, the 2005 ESPP was amended to, among other changes, modify the annual automatic increase in shares reserved for the plan to an amount equal to the least of (i) one percent (1%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, (ii) 75,000 shares of common stock and (iii) an amount determined by our Board of Directors.

2015 Employee Stock Purchase Plan

In April 2015, our Board of Directors adopted the 2015 Employee Stock Purchase Plan, or 2015 ESPP, and authorized for issuance thereunder (i) an additional 500,000 shares of our common stock plus (ii) the number of shares that remain available for issuance under the 2005 ESPP after all outstanding purchase rights under the 2005 ESPP are exercised. The 2015 ESPP allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The terms of any offering period under the 2015 ESPP will be determined by the Company’s board of directors, or the Board. Purchases are generally made on the last trading day of each November and May. Employees may purchase shares at each purchase date at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower. The 2005 ESPP remained in effect until the conclusion of our previous offering, which concluded in October 2015.

There were 128,249 shares that were not purchased by our employees in the recently concluded offering under the 2005 ESPP and were added to the available reserve of 500,000 shares for the 2015 ESPP.

Pursuant to the 2005 ESPP, on January 1, 2015, 2014 and 2013 an additional 75,000 shares for each year were reserved for issuance. We issued 26,157, 70,226, and 54,494 shares at weighted average prices of $1.46, $2.82, and $3.67 during the fiscal years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, 628,249 shares were available for issuance under the 2015 ESPP.

12.    Restructuring

As of December 31, 2015, we completed the commercial production and shipment of all ADASUVE orders received from Teva and Ferrer. With commercial production completed, we suspended our ADASUVE commercial manufacturing operations.

During the fiscal year ended December 31, 2015, we concluded that due to (i) the suspension of the ADASUVE commercial production operations during the third quarter of 2015, (ii) our continued operating losses and poor cash flows, (iii) the uncertainty of when we will resume commercial production, (iv) the limited ability to sell the capitalized equipment, and (v) our basic ability to continue as a going concern,  the carrying amounts of our long-lived assets including the first and second manufacturing cells from Autoliv ASP, Inc., or Autoliv, exceeded their fair values based on a Level 3 fair value measurement. We recognized non-cash impairment charges of approximately $8,591,000 on our long-lived assets, $1,229,000 of related inventory with fixed expiration dates, and $1,024,000 on prepayments made to the supplier of our lower housing assembly for fiscal year 2015.

We did not record any long-lived asset impairment during 2014.

As part of our restructuring plan, we eliminated 33 employees through the third quarter of 2015. Each affected employee received (i) severance payments equal to three months of salary plus an additional amount equal to one week of salary for each year of Alexza service in excess of five years; and (ii) three months of paid medical insurance premiums and outplacement services, or in total, the Severance Package. In addition, the majority of our remaining employees have received notification that their positions may be eliminated. If we are unable to obtain additional financing and further restructure our operations, the remaining employees who received notification will receive benefits substantially equivalent to the Severance Package. The aggregate cost of the Severance Package for these employees is being amortized over the period in which the employees are expected to provide service. During the fiscal year 2015, we recognized $2,718,000 of severance related expenses and none in 2014 and 2013, which is recorded in accrued compensation as of December 31, 2015. We have accrued $1,474,000 in severance related expenses.

13.    Subsequent Events

We did not make the quarterly interest payment due on December 15, 2015 for the royalty securitization financing.  As a result, we received a notice of event of default from the trustee. The aggregate interest payments that were in default were approximately $2,756,000, which includes the interest due and payable on September 15,

2015 and December 15, 2015. In January 2016, we entered into a forbearance agreement with the noteholders whereby the Noteholders would generally forbear from delivering an acceleration notice and exercising other remedies under the agreement for thirty day renewing periods through June 15, 2016. As a result of our default and the short forbearance time period, the principal balance of $45,000,000 and the amortization of the debt discounts of $74,000 related to the five-year warrants issued in March 2014 to purchase 345,661 shares of our common stock  were reclassified from non-current liabilities to current liabilities as of December 31, 2015. Additionally, the deferred interest charges associated with this financing that were being amortized over five years were reclassified from non-current assets to other current assets as of December 31, 2015, consistent with the related debt.

In January 2016, Ferrer exercised its option to manufacture and supply ADASUVE in their exclusive territory, outside their territory in all countries other than the U.S. and Canada, and in the U.S. and Canada in a manner to be agreed in a definitive agreement by April 2016. We are evaluating the impact of these potential changes on our consolidated financial position, results of operations and cash flows. In February 2016, we entered into the non-binding Letter of Intent with Ferrer with respect to the Transaction. The Letter of Intent does not constitute a binding agreement to consummate such acquisition and it entitles both us and Ferrer to terminate discussions at any time in our or Ferrer's sole discretion. Additionally we can, at our discretion, enter into discussions with third parties and continue to explore strategic options. We continue to have discussions with Ferrer regarding a transaction. There can be no assurance that such potential transaction will be agreed to or consummated. The entering into the Letter of Intent follows exploration of strategic options that we announced previously. In September 2015, we announced that we had retained Guggenheim Securities, LLC to assist in exploring strategic options to enhance stockholder value, including a possible sale or disposition of one or more corporate assets, a strategic business combination, partnership or other transactions. Our Board of Directors will review and carefully evaluate the terms of the potential Transaction with our financial and legal advisors.

In September 2015, we issued the Ferrer Note to Ferrer. The terms of the Ferrer Note provide that (i) Ferrer will loan us up to $5,000,000 in tranches, (ii) the initial tranche of $3,000,000 was received by us on September 28, 2015, (iii) another tranche of $1,000,000 was received by us on March 21, 2016, (iv) we have the option to borrow an additional tranche of $1,000,000 at any time, (v) interest accrues on the outstanding principal at the rate of 6% per annum, compounded monthly, through May 31, 2016, (vi) all outstanding principal and accrued interest under the Ferrer Note is due and payable upon Ferrer’s demand on May 31, 2016, (vii) we may prepay the Ferrer Note at any time without premium or penalty, and (viii) we issued 125,000 shares of our common stock to Ferrer as partial consideration for the loan. The common stock was issued to Ferrer pursuant to the Stock Issuance Agreement and was not registered at the time of issuance under the Securities Act of 1933, as amended. As of March 23, 2016, an aggregate of $4,000,000 of the principal amount of the Ferrer Note was outstanding.

In February 2016, we and Teva entered into (i) the Teva Amendment; (ii) the Amended Teva Note; (iii) a stock issuance agreement, or the Stock Issuance Agreement; and (iv) an Amended and Restated Registration Rights Agreement, or the Rights Agreement, that amends and restates the Registration Rights Agreement with Teva dated January 6, 2014.

The Teva Amendment  is intended to allow us to continue to provide ADASUVE product to patients and health care providers and provides for (i) the transfer of the New Drug Application, or NDA, and related regulatory filings for ADASUVE to us and the assumption of responsibility by us for all regulatory activities related to ADASUVE in the U.S. as soon as practicable; (ii) an exclusive license of Teva intellectual property with respect to ADASUVE, which intellectual property will be assigned to us in connection with a change of control or an exclusive license to ADASUVE in the U.S. from us to a third party; (iii) our undertaking of responsibility for the ADASUVE United States Phase 4 study, product pharmacovigilance, medical services, and REMS compliance, either through Teva’s vendors or a vendor otherwise selected by us; (iv) the transfer from Teva of existing supplies of ADASUVE as well as all commercial, medical and academic materials, documents and relationships; (v) our right to sell Teva-labeled products in accordance with all applicable laws and Teva policies; (vi) the satisfaction and termination of all payment obligations of the parties with respect to the commercialization of ADASUVE except with respect to the Amended Teva Note and our issuance of 2,172,886 shares of our common stock to Teva pursuant to the Stock Issuance Agreement; and (vii) a mutual release between the parties with respect to claims under the Teva Agreement.

The Amended Teva Note provides that (i) we issued 2,172,886 shares of our common stock to Teva pursuant to a stock issuance agreement as consideration for a reduction in the outstanding balance of the Amended Teva Note by $5,000,000 and forgiveness of all accrued and unpaid interest under the Amended Teva Note; (ii) we are obligated to repay the $20,000,000 outstanding balance of the Amended Teva Note in four annual consecutive payments of $5,000,000 beginning in the first calendar year following the calendar year in which the aggregate annual net sales of ADASUVE and any other Staccato enabled products first reach $50,000,000 in the United States; and (iii) we may prepay the outstanding balance of the Amended Teva Note. We are further evaluating the impact of these potential changes on our consolidated financial position, results of operations and cash flows.

The shares of our common stock were issued to Teva in accordance with the terms of the Amended Note and the related Stock Issuance Agreement as partial consideration for a reduction in the outstanding balance of the Amended Teva Note by $5,000,000 and forgiveness of all accrued and unpaid interest under the Amended Teva Note. The shares of our common stock issued to Teva pursuant to the Stock Issuance Agreement were not registered at the time of issuance under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements, but the Company has agreed to provide certain registration rights under the Securities Act with respect to the Shares pursuant to the Rights Agreement.

In February 2016, we presented a plan to the NASDAQ’s Listing Qualification Panel, or the Panel, for determination to allow the continued listing our common stock on the NASDAQ Capital Market. On March 7, 2016, the Panel issued a determination granting our request for the continued listing of our common stock on The NASDAQ Capital Market. Our continued listing on The NASDAQ Capital Market is subject to, among other things, evidence of our compliance with the minimum $35,000,000 market value of listed securities requirement by June 14, 2016. In order to satisfy the market value of listed securities requirement, we must evidence a market capitalization of at least $35,000,000 for a minimum of 10 consecutive business days on or before June 14, 2016. We also remain subject to the 180-day period within which to evidence compliance with the minimum $1.00 bid price requirement, which does not expire until July 18, 2016. We are taking definitive steps to timely evidence compliance with the terms of the Panel’s decision; however, there can be no assurance that it will be able to do so.

14.    401(k) Plan

We sponsor a 401(k) Plan that stipulates that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations. During the fiscal years ended December 31, 2015 and 2014, we matched a total of $36,000 and $128,000 employee contributions, respectively.

15.    Income Taxes

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

The reported amount of income tax expense (benefit) attributable to operations for the year differs from the amount that would result from applying domestic federal statutory tax rates to loss before income taxes from operations as summarized below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal tax benefit at statutory rate	$(7,246)	$(12,489)	$(13,469)
State tax benefit net of federal effect	(1,243)	(2,143)	(2,311)
Research and development credits	(456)	(560)	(532)
Other permanent differences	8	2	14
Share-based compensation	678	414	650
Adjustment to basis in subsidiary	(10,808)	(3,246)	15,899
Change in valuation allowance	17,140	16,946	(357)
Reduction of deferred tax asset attributed to expired net operating loss carryforward	1,927	1,076	106
Other	—	—	—
Total	$—	$—	$—

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The deferred tax assets were calculated using an effective tax rate of 40%. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2015	2014
Federal and state net operating loss carryforwards	$139,874	$130,011
Federal and state research and development credit carryforwards	16,222	15,536
Accrued liabilities	3,460	7,177
Properties and Equipment	7,740	—
Capitalized research and development costs	16,263	16,027
Other	1,842	2,092
Total deferred tax assets	185,401	170,843
Valuation allowance	(185,401)	(170,843)
Net deferred tax assets	$—	$—

Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our net deferred tax assets. We primarily considered such factors as our history of operating losses, the nature of our deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, we do not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance (decreased) increased by approximately $14,558,000, $16,645,000, and $(272,000) during the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015 we had federal net operating loss carryforwards of approximately $368,164,000. We also had federal research and development tax credit carryforwards of approximately $10,731,000. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2020, if not utilized.

As of December 31, 2015, we had state net operating loss carryforwards of approximately $261,431,000 which will begin to expire in 2016. We also had state research and development tax credit carryforwards of approximately $8,319,000, which have no expiration.

As of December 31, 2015, approximately $1,393,000 of federal and state net operating loss is attributable to stock-based compensation deductions in excess of book expense. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

A limitation may apply to the use of the net operating loss and credit carryforwards, under provisions of the Internal Revenue Code that are applicable if we experience an “ownership change”. That may occur, for example, as a result of trading in our stock by institutional investors as well issuance of new equity. Should these limitations apply, the carryforwards would be subject to an annual limitation, resulting in a substantial reduction in the gross deferred tax assets before considering the valuation allowance. As of December 31, 2015, we have not performed an analysis to determine if our net operating loss and credit carryforwards would be subject to such limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2013	$3,014
Additions based on tax positions taken during a prior period	—
Reductions based on tax positions taken during a prior period	(231)
Additions based on tax positions taken during the current period	36
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—
Balance at December 31, 2013	2,819
Additions based on tax positions taken during a prior period	—
Reductions based on tax positions taken during a prior period	—
Additions based on tax positions taken during the current period	113
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—
Balance at December 31, 2014	2,932
Additions based on tax positions taken during a prior period	87
Reductions based on tax positions taken during a prior period	—
Additions based on tax positions taken during the current period	95
Reductions based on tax positions taken during the current period	—
Reductions related to settlement of tax matters	—
Reductions related to a lapse of applicable statute of limitations	—
Balance at December 31, 2015	$3,114

If we eventually are able to recognize these uncertain tax positions, the unrecognized tax benefits would not reduce the effective tax rate if we are applying a full valuation allowance against the deferred tax assets, as is our current policy.

We have not incurred any material tax interest or penalties as of December 31, 2015. We do not anticipate any significant change within twelve months of this reporting date of its uncertain tax positions. We are subject to taxation in the United States and various states jurisdictions. There are no other ongoing examinations by taxing authorities at this time. Our various tax years starting with 2000 to 2015 remain open in various taxing jurisdictions.

16.    Quarterly Results (Unaudited)

The following table is in thousands, except per share amounts:

	Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2015
Revenues	$705	$1,875	$1,773	$673
Loss from operations	(13,003)	(9,441)	(7,597)	(9,983)
Net loss	(404)	(12,450)	(5,438)	(3,018)
Basic and diluted net loss per share	(0.02)	(0.63)	(0.27)	(0.15)

Fiscal 2014
Revenues	$2,166	$1,484	$457	$1,454
Loss from operations	(8,803)	(11,349)	(10,040)	(7,264)
Net loss	(10,735)	(5,962)	(13,328)	(6,707)
Basic and diluted net loss per share	(0.62)	(0.34)	(0.77)	(0.35)

During the quarter ended December 31, 2014, we reversed approximately $1,009,000 and $1,191,000 of share-based compensation that was recognized during the three quarters ended September 31, 2014 and the three years ended December 31, 2013, respectively, due to a reversal of share-based compensation related to the rescission of equity awards.

During the fiscal year ended December 31, 2015, we concluded that the carrying amounts of our production-related long-lived assets, inventory, and prepayments exceeded their fair values given our continued operating losses, the uncertainty of when we will resume commercial production, the limited ability to sell the capitalized equipment, and our basic ability to continue as a going concern. We recognized non-cash impairment charges in the aggregate amount of $10,844,000. These were offset by the change in the fair value of our contingent consideration liability to the former stockholders of Allegro based on various assumptions. During the fourth quarter of 2015, we updated the discounted cash flow model used to calculate the contingent consideration liability to reflect the impact of our reacquisition of the U.S. commercial rights for ADASUVE from Teva. These changes include updating the US ADASUVE sales estimates and partnership milestones and changing the probability weightings. Additionally, we updated the sales for the ADASUVE Ferrer Territories and changed the timing and amount of certain milestones for sales of ADASUVE outside of the United States and the Ferrer Territories and AZ-002.  These changes resulted in our recognizing a non-operating, non-cash gain of $27,132,000 during the fiscal year ended December 31, 2015. We also reduced our headcount in 2015 due to the decision to suspend our commercial production thus, giving rise to decreased salaries and related benefits during the fiscal year ended December 31, 2015.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (who also serves as our principal financial officer and principal accounting officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2015, the end of the period covered by this report, we carried out an evaluation, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on the above evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 concerning our directors is incorporated by reference to the information to be set forth in the sections entitled “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2015, or the Proxy Statement. The information required by this Item concerning our executive officers is incorporated by reference to the information to be set forth in the section of the Proxy Statement entitled “Executive Officers.” The information required by this item concerning compliance with Section 16(a) of the Exchange Act, our code of business conduct and ethics, the procedures by which security holders may recommend nominees for our board of directors and certain information related to our Audit and Ethics Committee is incorporated by reference to the information to be set forth in the sections entitled “Information Regarding the Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

Securities Authorized For Issuance Under Equity Compensation Plans

We maintain our 2015 Equity Incentive Plan, or the 2015 Plan, 2015 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, and 2015 Employee Stock Purchase Plan, or the ESPP, pursuant to which we may grant equity awards to eligible persons.

The following table gives information about equity awards under the 2015 Plan, the Directors’ Plan and the ESPP as of December 31, 2015:

	(a)	(b)	(c)
	Number of Securities	Weighted-Average	Number of Securities Remaining
	to be Issued upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a))
Equity compensation plans approved by security holders	2,363,351	$4.23	3,531,306	(1)(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,363,351	$4.23	3,531,306
(1)

Each of the 2015 Plan, the Directors’ Plan and ESPP includes an “evergreen” provision pursuant to which on each January 1st, the aggregate number of shares reserved for issuance under the applicable plan will increase. Pursuant to these provisions (a) the aggregate number of shares reserved under the 2015 Plan will increase by a number equal to the least of (i) 100,000 shares, (ii) 2% of the outstanding shares on December 31st of the preceding calendar year, or (iii) an amount determined by the Board; (b) the aggregate number of shares reserved under the Directors’ Plan will increase by the number of shares subject to options granted during the preceding calendar year less the number of shares that revert back to the share reserve during the preceding calendar year; and (c) the aggregate number of shares reserved for issuance under the ESPP will increase by a number equal to the least of (i) 75,000 shares, (ii) 1% of the outstanding shares on December 31st of the preceding calendar year, or (iii) an amount determined by the Board.

(2)	Of these shares, 2,503,507 shares remained available as of December 31, 2015 under the 2015 Plan, 400,000 shares under the Directors’ Plan and 628,249 under the ESPP.
Item 13.	Certain Relationships and Related Transactions and Director Independence

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

(a) 3. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation(23)
3.2	Certificate of Amendment to Restated Certificate of Incorporation(23)
3.3	Certificate of Amendment to Restated Certificate of Incorporation(23)
3.4	Amended and Restated Bylaws(1)
3.5	Amendment to Amended and Restated Bylaws(5)
4.1	Specimen Common Stock Certificate(23)
4.2	Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
4.3	Reference is made to exhibits 3.1, 3.2, 3.3, 3.4, and 3.5
10.1*	Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(7)
10.2*	Form of Amended Change of Control Agreement between Registrant and each of its officers (30)
10.3.1*	2005 Equity Incentive Plan, as amended(27)
10.3.2*	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)
10.3.3*	Form of Notice of Grant of Stock Options to 2005 Equity Incentive Plan(15)
10.3.4*	Form of Option Agreement to 2005 Equity Incentive Plan(15)
10.3.5*	Form of Option Agreement to 2005 Equity Incentive Plan(15)
10.3.6*	Form of Notice of Grant of Award and Stock Unit Award Agreement to 2005 Equity Incentive Plan(11)
10.4.1	2005 Non-Employee Directors’ Stock Option Plan(16)
10.4.2	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10.5.1*	2005 Employee Stock Purchase Plan, as amended(18)
10.6.1*	2015 Equity Incentive Plan (38)
10.6.2*	Form of Stock Option Grant Notice and Option Agreement under the 2015 Equity Incentive Plan (38)
10.6.3*	Form of Restricted Stock Unit Grant Notice and Restricted Unit Award Agreement under the 2015 Equity Incentive Plan (38)
10.7.1	2015 Non-Employee Directors’ Stock Award Plan (38)
10.7.2	Form of Stock Option Grant Notice and Option Agreement under the 2015 Non-Employee Directors’ Stock Award Plan (38)
10.8	2015 Employee Stock Purchase Plan (39)
10.9.1	Lease Agreement between the Brittania, LLC and Registrant dated August 25, 2006(2)
10.9.2	First Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated May 4, 2007(3)
10.9.3†	Second Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated August 28, 2007(4)
10.9.4	Partial Lease Termination Agreement between the Registrant and Britannia Hacienda VIII LLC dated February 7, 2012(21)
10.10.1†	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007(5)
10.10.2†	Amendment No. 1 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated June 30, 2010(12)
10.10.3†	Amendment No. 2 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated February 15, 2011(20)
10.10.4†	Amendment No. 3 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated December 11, 2014 (34)
10.11	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated June 30, 2010(12)
10.12	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated February 15, 2011(20)
10.13	Stock and Warrant Purchase Agreement between Registrant and Biomedical Investment Fund Pte Ltd., dated March 26, 2008(6)

Exhibit Number	Description of Document
10.14	Warrant to Purchase shares of Common Stock issued to Biomedical Investment Fund Pte Ltd. dated March 27, 2008(6)
10.15	Amended and Restated Purchase Option Agreement by and among Registrant, Symphony Allegro Holdings LLC and Symphony Allegro, Inc. dated June 15, 2009(35)
10.16	Amended and Restated Registration Rights Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(8)
10.17	Letter Agreement among Registrant, Symphony Allegro Holdings LLC, Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC, dated August 26, 2009(9)
10.18	Securities Purchase Agreement by and among Registrant and the purchasers identified therein, dated September 29, 2009(10)
10.19	Form of Warrants to Purchase shares of Common Stock, dated October 5, 2009(10)
10.20	Warrant issued by Registrant to Hercules Technology Growth Capital, Inc. dated May 4, 2010(12)
10.21	Form of Warrant to Purchase Shares of Common Stock dated August 10, 2010(14)
10.22	Securities Purchase Agreement dated May 3, 2011(17)
10.23	Form of Warrant to Purchase Shares of Common Stock dated May 6, 2011(17)
10.24.1†	Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated October 5, 2011(21)
10.24.2	Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated March 5, 2012(21)
10.24.3	Second Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated November 26, 2013 (34)
10.24.4†	Third Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated October 27, 2014 (34)
10.24.5	Fourth Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated June 16, 2015 (35)
10.24.6	Stock Purchase Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated October 27, 2014 (34)
10.24.7	Promissory Note between Registrant and Grupo Ferrer, Internacional, S.A. dated September 28, 2015 (40)
10.24.8	Stock Issuance Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated September 28, 2015 (36)
10.25	Form of Warrant to Purchase Shares of Common Stock dated February 23, 2012(19)
10.26*	Form of Retention Bonus letter agreement between Registrant and each of Thomas B. King, James V. Casella, and Mark K. Oki dated March 23, 2012(22)
10.27*	Form of Issuance of an Officer RSU Retention Grant letter agreement between Registrant and each of Thomas B. King, James V. Casella, and Mark K. Oki dated March 23, 2012(22)
10.28	Common Stock Purchase Agreement between Registrant and Azimuth Opportunity, L.P. dated July 20, 2012(24)
10.29	Summary of Compensation Arrangements with Non-Employee Directors(16)
10.30	Amendment to License & Development Agreement between Alexza Pharmaceuticals, Inc. and Royalty Pharma dated January 4, 2013(25)
10.31	License and Supply Agreement between Registrant and Teva Pharmaceuticals USA, Inc. dated May 7, 2013(29)
10.31.1	Amendment No. 1 to License and Supply Agreement between Registrant and Teva Pharmaceuticals USA, Inc. dated June 17, 2015 (35)
10.32	Amended and Restated Convertible Promissory Note and Agreement to Lend between Registrant and Teva Pharmaceuticals USA, Inc. dated June 17, 2015 (35)
10.33*	2015 Cash Bonus Plan. (31)
10.34	Form of Warrants dated March 18, 2014 (32)
10.35	Indenture dated March 18, 2014, by and between Atlas U.S. Royalty, LLC, a wholly-owned subsidiary of the registrant, and U.S. National Bank Association (33)
10.36*	Release Agreement between Registrant and Robert A. Lippe dated May 20, 2015 (37)
14.1	Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)

Exhibit Number	Description of Document
21.1¿	Subsidiaries of Registrant
23.1¿ 23.2¿	Consent of Independent Registered Public Accounting Firm Consent of Ernst & Young LLP, Registered Public Accounting Firm
24.1¿	Power of Attorney included on the signature pages hereto
31.1¿	Section 302 Certification of principal executive officer.
31.2¿	Section 302 Certification of principal financial officer.
32.1‡	Section 1350 Certifications of principal executive officer and principal financial officer.
101.INS	XBRL Instance Document (filed electronically herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).

*	Management contract or compensation plan or arrangement.
¿	Filed herewith
‡	Furnished herewith
†

Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007.
(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.
(6)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 26, 2008.
(7)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 14, 2008.
(8)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on June 26, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 26, 2009.
(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 30, 2009.
(11)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 10, 2009.
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on July 26, 2010.
(13)	Reserved.
(14)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 5, 2010.
(15)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 22, 2011.
(16)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 6, 2013.
(17)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 3, 2011.
(18)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 2, 2011.

(19)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 17, 2012.
(20)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 15, 2011.
(21)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 12, 2012.
(22)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on May 10, 2012.
(23)	Incorporated by reference to exhibits to our Registration Statement on Form S-3 filed on June 26, 2012 (File No. 333-182341).
(24)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 23, 2012.
(25)	Incorporated by reference to our Annual Report on Form 10-K filed on March 26, 2013 (File No. 000-51820).
(26)	Reserved.
(27)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 22, 2013.
(28)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 14, 2013.
(29)	Incorporated by reference to our Quarterly Report on Form 10-Q/A (File No. 000-51820) as filed with the SEC on October 23, 2013.
(30)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 25, 2014.
(31)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 17, 2015.
(32)	Incorporated by reference to our Quarterly Report on Form 10-Q/A (File No. 000-51820) as filed with the SEC on December 10, 2014
(33)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on May 5, 2014.
(34)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 13, 2015.
(35)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 5, 2015.
(36)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 28, 2015.
(37)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 22, 2015.
(38)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-205860) as filed with the SEC on July 24, 2015.
(39)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-207585) as filed with the SEC on October 23, 2015.
(40)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on March 24, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXZA PHARMACEUTICALS, INC.

By:	/S/ THOMAS B. KING
Thomas B. King
President and Chief Executive Officer

Dated: March 28, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas B. King, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2016.

Signature	Title
/s/ THOMAS B. KING	President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Thomas B. King

/s/ J. KEVIN BUCHI	Director
J. Kevin Buchi

/s/ DEEPIKA R. PAKIANATHAN	Director
Deepika R. Pakianathan

/s/ J. LEIGHTON READ	Director
J. Leighton Read

/s/ GORDON RINGOLD	Director
Gordon Ringold

/s/ ISAAC STEIN	Director
Isaac Stein

/s/ JOSEPH L. TURNER	Director
Joseph L. Turner

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation(23)
3.2	Certificate of Amendment to Restated Certificate of Incorporation(23)
3.3	Certificate of Amendment to Restated Certificate of Incorporation(23)
3.4	Amended and Restated Bylaws(1)
3.5	Amendment to Amended and Restated Bylaws(5)
4.1	Specimen Common Stock Certificate(23)
4.2	Second Amended and Restated Investors’ Rights Agreement between Registrant and certain holders of Preferred Stock dated November 5, 2004(1)
4.3	Reference is made to exhibits 3.1, 3.2, 3.3, 3.4, and 3.5
10.1*	Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(7)
10.2*	Form of Amended Change of Control Agreement between Registrant and each of its officers (30)
10.3.1*	2005 Equity Incentive Plan, as amended(27)
10.3.2*	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)
10.3.3*	Form of Notice of Grant of Stock Options to 2005 Equity Incentive Plan(15)
10.3.4*	Form of Option Agreement to 2005 Equity Incentive Plan(15)
10.3.5*	Form of Option Agreement to 2005 Equity Incentive Plan(15)
10.3.6*	Form of Notice of Grant of Award and Stock Unit Award Agreement to 2005 Equity Incentive Plan(11)
10.4.1	2005 Non-Employee Directors’ Stock Option Plan(16)
10.4.2	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)
10.5.1*	2005 Employee Stock Purchase Plan, as amended(18)
10.6.1*	2015 Equity Incentive Plan (38)
10.6.2*	Form of Stock Option Grant Notice and Option Agreement under the 2015 Equity Incentive Plan (38)
10.6.3*	Form of Restricted Stock Unit Grant Notice and Restricted Unit Award Agreement under the 2015 Equity Incentive Plan (38)
10.7.1	2015 Non-Employee Directors’ Stock Award Plan (38)
10.7.2	Form of Stock Option Grant Notice and Option Agreement under the 2015 Non-Employee Directors’ Stock Award Plan (38)
10.8	2015 Employee Stock Purchase Plan (39)
10.9.1	Lease Agreement between the Brittania, LLC and Registrant dated August 25, 2006(2)
10.9.2	First Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated May 4, 2007(3)
10.9.3†	Second Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated August 28, 2007(4)
10.9.4	Partial Lease Termination Agreement between the Registrant and Britannia Hacienda VIII LLC dated February 7, 2012(21)
10.10.1†	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007(5)
10.10.2†	Amendment No. 1 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated June 30, 2010(12)
10.10.3†	Amendment No. 2 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated February 15, 2011(20)
10.10.4†	Amendment No. 3 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated December 11, 2014 (34)
10.11	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated June 30, 2010(12)
10.12	Promissory Note issued by Registrant to Autoliv ASP, Inc. dated February 15, 2011(20)
10.13	Stock and Warrant Purchase Agreement between Registrant and Biomedical Investment Fund Pte Ltd., dated March 26, 2008(6)

Exhibit Number	Description of Document
10.14	Warrant to Purchase shares of Common Stock issued to Biomedical Investment Fund Pte Ltd. dated March 27, 2008(6)
10.15	Amended and Restated Purchase Option Agreement by and among Registrant, Symphony Allegro Holdings LLC and Symphony Allegro, Inc. dated June 15, 2009(35)
10.16	Amended and Restated Registration Rights Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(8)
10.17	Letter Agreement among Registrant, Symphony Allegro Holdings LLC, Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC, dated August 26, 2009(9)
10.18	Securities Purchase Agreement by and among Registrant and the purchasers identified therein, dated September 29, 2009(10)
10.19	Form of Warrants to Purchase shares of Common Stock, dated October 5, 2009(10)
10.20	Warrant issued by Registrant to Hercules Technology Growth Capital, Inc. dated May 4, 2010(12)
10.21	Form of Warrant to Purchase Shares of Common Stock dated August 10, 2010(14)
10.22	Securities Purchase Agreement dated May 3, 2011(17)
10.23	Form of Warrant to Purchase Shares of Common Stock dated May 6, 2011(17)
10.24.1†	Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated October 5, 2011(21)
10.24.2	Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated March 5, 2012(21)
10.24.3	Second Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated November 26, 2013 (34)
10.24.4†	Third Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated October 27, 2014 (34)
10.24.5	Fourth Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated June 16, 2015 (35)
10.24.6	Stock Purchase Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated October 27, 2014 (34)
10.24.7	Promissory Note between Registrant and Grupo Ferrer, Internacional, S.A. dated September 28, 2015 (40)
10.24.8	Stock Issuance Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated September 28, 2015 (36)
10.25	Form of Warrant to Purchase Shares of Common Stock dated February 23, 2012(19)
10.26*	Form of Retention Bonus letter agreement between Registrant and each of Thomas B. King, James V. Casella, and Mark K. Oki dated March 23, 2012(22)
10.27*	Form of Issuance of an Officer RSU Retention Grant letter agreement between Registrant and each of Thomas B. King, James V. Casella, and Mark K. Oki dated March 23, 2012(22)
10.28	Common Stock Purchase Agreement between Registrant and Azimuth Opportunity, L.P. dated July 20, 2012(24)
10.29	Summary of Compensation Arrangements with Non-Employee Directors(16)
10.30	Amendment to License & Development Agreement between Alexza Pharmaceuticals, Inc. and Royalty Pharma dated January 4, 2013(25)
10.31	License and Supply Agreement between Registrant and Teva Pharmaceuticals USA, Inc. dated May 7, 2013(29)
10.31.1	Amendment No. 1 to License and Supply Agreement between Registrant and Teva Pharmaceuticals USA, Inc. dated June 17, 2015 (35)
10.32	Amended and Restated Convertible Promissory Note and Agreement to Lend between Registrant and Teva Pharmaceuticals USA, Inc. dated June 17, 2015 (35)
10.33*	2015 Cash Bonus Plan. (31)
10.34	Form of Warrants dated March 18, 2014 (32)
10.35	Indenture dated March 18, 2014, by and between Atlas U.S. Royalty, LLC, a wholly-owned subsidiary of the registrant, and U.S. National Bank Association (33)
10.36*	Release Agreement between Registrant and Robert A. Lippe dated May 20, 2015 (37)
14.1	Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)

Exhibit Number	Description of Document
21.1¿	Subsidiaries of Registrant
23.1¿ 23.2¿	Consent of Independent Registered Public Accounting Firm Consent of Ernst & Young LLP, Registered Public Accounting Firm
24.1¿	Power of Attorney included on the signature pages hereto
31.1¿	Section 302 Certification of principal executive officer.
31.2¿	Section 302 Certification of principal financial officer.
32.1‡	Section 1350 Certifications of principal executive officer and principal financial officer.
101.INS	XBRL Instance Document (filed electronically herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).

*	Management contract or compensation plan or arrangement.
¿	Filed herewith
‡	Furnished herewith
†

Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007.
(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.
(6)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on March 26, 2008.
(7)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 14, 2008.
(8)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on June 26, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 26, 2009.
(10)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 30, 2009.
(11)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 10, 2009.
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on July 26, 2010.
(13)	Reserved.
(14)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 5, 2010.
(15)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 22, 2011.
(16)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 6, 2013.
(17)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 3, 2011.
(18)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 2, 2011.

(19)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 17, 2012.
(20)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 15, 2011.
(21)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 12, 2012.
(22)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on May 10, 2012.
(23)	Incorporated by reference to exhibits to our Registration Statement on Form S-3 filed on June 26, 2012 (File No. 333-182341).
(24)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 23, 2012.
(25)	Incorporated by reference to our Annual Report on Form 10-K filed on March 26, 2013 (File No. 000-51820).
(26)	Reserved.
(27)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 22, 2013.
(28)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 14, 2013.
(29)	Incorporated by reference to our Quarterly Report on Form 10-Q/A (File No. 000-51820) as filed with the SEC on October 23, 2013.
(30)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 25, 2014.
(31)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 17, 2015.
(32)	Incorporated by reference to our Quarterly Report on Form 10-Q/A (File No. 000-51820) as filed with the SEC on December 10, 2014
(33)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on May 5, 2014.
(34)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 13, 2015.
(35)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 5, 2015.
(36)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 28, 2015.
(37)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 22, 2015.
(38)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-205860) as filed with the SEC on July 24, 2015.
(39)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-207585) as filed with the SEC on October 23, 2015.
(40)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on March 24, 2016.