Form 10-K/A
period 2015-12-31
Alexza Pharmaceuticals Inc.
filed 2016-04-29
CIK 1344413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $11,487,691 based on the closing sale price of the Registrant’s common stock on The NASDAQ Capital Market on April 15, 2016. Shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of its outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of April 15, 2016 was 21,750,615.

EXPLANATORY NOTE:  This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the registrants Annual Report on Form 10-K for the year ended December 31, 2015, as filed by the registrant on March 28, 2016 (the “Report”). The principal purpose of this Amendment No. 1 is to include the Part III information and to amend and restate the exhibit list. This Amendment No. 1 hereby amends and restates the cover page, Part III, Items 10 through 14, Part IV, Item 15 and the Exhibit List of the Report in their entirety. In addition, we are also including Exhibits 31.1 and 31.2 as required by the filing of this Amendment No. 1. Unless the context requires otherwise, references in this Amendment No. 1 to “Alexza,” the “Company,” “we,” “us” and “our” refer to Alexza Pharmaceuticals, Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers and the members of our board of directors (the “Board”) as of April 15, 2016.

Name	Age	Position
Executive Officers
Thomas B. King	61	Chief Executive Officer, President and Director
Edwin S. Kamemoto, Ph. D.	62	Executive Vice President, R&D, Regulatory and Quality

Non-Employee Directors
J. Kevin Buchi(1)	60	Director
Deepika R. Pakianathan, Ph.D.(1)	51	Director
J. Leighton Read, M.D.(2)	65	Director
Gordon Ringold, Ph.D.(1)	65	Director
Isaac Stein(2)(3)	69	Director (Lead)
Joseph L. Turner(2)(3)	64	Director

(1)	Member of the Compensation Committee of the Board.
(2)	Member of the Audit and Ethics Committee of the Board.
(3)	Member of the Corporate Governance and Nominating Committee of the Board.

Executive Officers

Thomas B. King has served as our President, Chief Executive Officer and a member of the Board since June 2003 and as our principal financial officer and principal accounting officer since October 2015. From September 2002 to April 2003, Mr. King served as President, Chief Executive Officer and a member of the board of directors of Cognetix, Inc., a biopharmaceutical development company. From January 1994 to February 2001, Mr. King held various senior executive positions at Anesta Corporation, a publicly-traded pharmaceutical company, including President and Chief Executive Officer from January 1997 to October 2000, and was a member of the board of directors from 1994 until it was acquired by Cephalon, Inc., a publicly-traded biopharmaceutical company in 2000. Mr. King currently serves on the board of directors for Faraday Pharmaceuticals, Inc., a privately-held biotechnology company. The Board believes that Mr. King’s position as the Company’s Chief Executive Officer and his prior experience as chief executive officer at similar companies, including a publicly-traded company, enable him to contribute his extensive knowledge of the Company and our industry to the Board and provide Board continuity. Mr. King received an M.B.A. from the University of Kansas and a B.A. in chemistry from McPherson College.

Edwin S. Kamemoto, Ph.D. has served as our Executive Vice President, R&D, Regulatory and Quality since April 2015.  Prior to April 2015, Dr. Kamemoto was our Senior Vice President, Regulatory Affairs since June 2014 and prior to that time, he was our Vice President, Regulatory Affairs since July 2012. Dr. Kamemoto joined the Company in March 2006 as Associate Director, Regulatory Affairs, and was promoted to Director, Regulatory Affairs in January 2007, to Senior Director, Regulatory Affairs in June 2008, and to Executive Director, Regulatory Affairs in January 2010. From September 2004 to March 2006, Dr. Kamemoto was a consultant for CATO Research, a contract research organization. From 1995 to 2004, he held various scientific and regulatory affairs managerial positions at Nektar Therapeutics, a publicly traded biopharmaceutical company. He also held previous scientific-related positions at Glycomed and Celtrix Pharmaceuticals, both publicly traded biopharmaceutical companies. Dr. Kamemoto received a Ph.D. in biochemistry from UCLA, completed a postdoctoral fellowship in the Department of Pharmacology at Stanford University and received a B.S. in chemistry and biology from the University of Hawaii.

Non-Employee Directors

J. Kevin Buchi has served as a member of the Board since January 2013. Since August 2013, Mr. Buchi has served as a director, President and Chief Executive Officer of TetraLogic Pharmaceuticals Corporation, a publicly-traded biopharmaceutical company. From October 2011 until May 2012, Mr. Buchi was Corporate Vice President, Global Branded Products at Teva Pharmaceutical Industries Ltd., a publicly-traded pharmaceutical company. Prior to joining Teva Pharmaceutical Industries Ltd., Mr. Buchi served as Chief Executive Officer of Cephalon, Inc., a publicly-traded biopharmaceutical company, from December 2010 through its acquisition by Teva Pharmaceutical Industries Ltd. in October 2011. Mr. Buchi joined Cephalon Inc. in 1991 and held the positions of Chief Operating Officer and Chief Financial Officer before becoming its Chief Executive Officer. Mr. Buchi has also served on the board of directors of Forward Pharma, a publicly traded biopharmaceutical company, since 2014, EPIRUS Biopharmaceuticals, Inc., a publicly traded biopharmaceutical company, since 2013, Benitec Biopharma Ltd., a publicly traded biopharmaceutical company, since 2013, and Stemline Therapeutics, Inc., a publicly traded biopharmaceutical company, since 2012. The Board believes that Mr. Buchi’s experience as the chief executive officer of a pharmaceutical company with an extensive late-stage product candidate pipeline and a portfolio of branded products, his experience leading that company’s acquisition by a major international pharmaceutical company, and his experience as a director of several pharmaceutical companies offers specific expertise needed by the Company at this stage in its growth. Mr. Buchi graduated from Cornell University with a B.A. in chemistry and received a Masters of Management from the J.L. Kellogg Graduate School of Management at Northwestern University.

Deepika R. Pakianathan, Ph.D. has served as a member of the Board since November 2004. Since 2001, Dr. Pakianathan has served as a managing member at Delphi Ventures, a venture capital firm focusing on healthcare investments. From 1998 to 2001, Dr. Pakianathan was a senior biotechnology banker at JPMorgan. Prior to joining JPMorgan, Dr. Pakianathan was a research analyst at Genesis Merchant Group, a private investment partnership, from 1997 to 1998 and a post-doctoral scientist at Genentech, Inc. from 1993 to 1997. Dr. Pakianathan has served on the board of directors of Karyopharm Therapeutics, Inc., a publicly traded pharmaceutical company, since April 2013, and OncoMed Pharmaceuticals Inc., a publicly traded biopharmaceutical company since December 2008. The Board believes that Dr. Pakianathan’s experience overseeing multiple healthcare companies as a director and prior work as a biotechnology investment banker provide knowledge related to the Company’s industry sector to aid in overseeing the business development and strategy of the Company. Dr. Pakianathan received a Ph.D. in immunology and an M.S. in biology from Wake Forest University, and a M.Sc. in biophysics and a B.Sc. from the University of Bombay.

J. Leighton Read, M.D. has served as a member of the Board since November 2004. From 2001 until 2007, Dr. Read served as a Managing Member in four funds at Alloy Ventures, where he continues as a Venture Partner. Dr. Read founded Aviron, a biopharmaceutical company, and served as its Chairman and Chief Executive Officer until 1999 and as a director from 1992 until its acquisition by MedImmune, LLC in 2002. In 1989, Dr. Read co-founded Affymax NV, a biopharmaceutical company. Dr. Read has received several awards for co-inventing the technology underlying the Affymetrix GeneChip. The Board believes that Dr. Read’s background in founding multiple biopharmaceutical companies brings experience to assist the Company in guiding it through the processes of drug development and commercialization. Dr. Read received an M.D. from the University of Texas Health Science Center at San Antonio and completed his training in internal medicine at Duke University and the Peter Bent Brigham Hospital, and received a B.S. in psychology and biology from Rice University.

Gordon Ringold, Ph.D. has served as a member of the Board since June 2001. Dr. Ringold currently serves as the Chief Executive Officer of Quadriga Biosciences, a privately held biopharmaceutical company. From March 2000 to December 2013, Dr. Ringold served as Chairman and Chief Executive Officer of Alavita, Inc., a biotechnology company. From March 1995 to February 2000, Dr. Ringold served as Chief Executive Officer and Scientific Director of Affymax Research Institute where he managed the development of novel technologies to accelerate the pace of drug discovery. From 1997 to 2013, Dr. Ringold served as a member of the board of directors of Maxygen, Inc., a publicly-traded biopharmaceutical company, and was a member of the board of directors of Oxonica plc, a publicly-traded nanotechnology company, from 2005 to 2009. The Board believes that Dr. Ringold’s experience as both chief executive officer and director of multiple biotechnology and biopharmaceutical companies, as well as his work with technologies to advance drug discovery are important to the Company in its long-term goals to commercialize multiple products in connection with the Staccato system. Dr. Ringold received a Ph.D. in microbiology from University of California, San Francisco, in the laboratory of Dr. Harold Varmus before joining the Stanford University School of Medicine, Department of Pharmacology. Dr. Ringold also received a B.S. in biology from the University of California, Santa Cruz.

Isaac Stein has served as a member of the Board since June 2001. From November 1982 to December 2015, Mr. Stein was President of Waverley Associates, Inc., a private investment firm. He is also the emeritus Chairman of the Board of Trustees of Stanford University. From 1997 to 2013, Mr. Stein served on the board of directors of Maxygen, Inc., a publicly-traded biopharmaceutical company. Mr. Stein is also a director of American Balanced Fund, Inc., International Growth and Income Fund, Inc., and The Income Fund of America, Inc. (part of the American Funds family of mutual funds). The Board believes that Mr. Stein’s tenure as a director of the Company provides continuity and experience that is important in his role as lead director. Mr. Stein also contributes relevant industry experience through his service on numerous boards of life science companies and financial experience through his work with investment funds. Mr. Stein received an M.B.A. and J.D. from Stanford University and a B.A. in mathematical economics from Colgate University.

Joseph L. Turner has served as a member of the Board since July 2010. Mr. Turner has served on the boards of directors of Corcept Therapeutics, Inc., a publicly-traded pharmaceutical company, since 2010 and chaired its audit committee from 2011 through 2016. Mr. Turner has also served on the board of Sophiris Bio, a publicly-traded pharmaceutical company, since 2013. In 2012, Mr. Turner served on the board of directors and as chair of the audit committee of Allos Therapeutics, Inc., a publicly-traded pharmaceutical company, until its acquisition by Spectrum Pharmaceuticals Inc. in September 2012. From 2008 to 2015, he served on the board of directors and as chair of the audit committee of Kythera Biopharmaceuticals, Inc., a publicly-traded pharmaceutical company, and from 2010 through 2012, he served on the board of directors and as a member of the audit committee of QLT Inc., a publicly traded biotechnology company. In 2008, Mr. Turner served on the board of directors and as a member of the audit committee of SGX Pharmaceuticals Inc., a publicly-traded pharmaceutical company. Mr. Turner served as Chief Financial Officer at Myogen, Inc., a publicly-traded biopharmaceutical company, from 1999 until it was acquired by Gilead Sciences in 2006. Previously, Mr. Turner was

Chief Financial Officer at Centaur Pharmaceuticals, Inc. and served as Chief Financial Officer and Vice President, Finance and Administration at Cortech, Inc. Since 2009, Mr. Turner has also served on the Board of Managers of Swarthmore College and in June 2010 he was appointed to its Finance Committee, Academic Affairs Committee and Student Affairs Committee. Since June 2013, Mr. Turner has also served on its Property Committee. In 2013, Mr. Turner joined the board of directors of the Linda Crnic Institute for Down Syndrome at the University of Colorado Medical School. The Board believes that Mr. Turner’s background in finance and his experience in the biopharmaceutical industry make him well suited to serve as a director of the Company. Mr. Turner has an M.B.A. from the University of North Carolina at Chapel Hill, an M.A. in molecular biology from the University of Colorado, and a B.A. in chemistry from Swarthmore College.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Independence of the Board of Directors

As required under The Nasdaq Stock Market LLC (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other applicable laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, and any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board has affirmatively determined that the following six directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Buchi, Dr. Pakianathan, Dr. Read, Dr. Ringold, Mr. Stein and Mr. Turner. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company.

Mr. King, the Company’s Chief Executive Officer, President, principal financial officer and principal accounting officer, is not an independent director by virtue of his employment with the Company.

Board Leadership Structure

The Board has a lead independent director, Mr. Stein. In such capacity, Mr. Stein has authority, among other things, to call and preside over meetings of the independent directors and to set meeting agendas. Additionally, as lead independent director, Mr. Stein fulfills and possesses the duties of the chairperson of the Board if such position is vacant. Accordingly, the lead independent director has substantial ability to shape the work of the Board. The Company believes that having a lead independent director reinforces the independence of the Board in its oversight of the business and affairs of the Company. In addition, the Company believes that having a lead independent director creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of the Company and its stockholders. As a result, the Company believes that having a lead independent director enhances the effectiveness of the Board.

Role of the Board in Risk Oversight

One of the Board’s functions is informed oversight of the Company’s risk management processes. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company. The Board’s Audit and Ethics Committee (the “Audit and Ethics Committee”) has the responsibility to consider and discuss the Company’s major financial risk exposures and the steps the Company’s management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit and Ethics Committee also oversees the performance of the Company’s internal audit function, monitors compliance with legal and regulatory requirements, and reviews and monitors the Company’s corporate code of conduct and the policies which underlie it, including any approval of any waivers thereof. The Board’s Compensation Committee (the “Compensation Committee”) assesses and monitors whether any of the Company’s compensation policies and programs has the potential to encourage excessive risk-taking. It is the responsibility of the committee chairs to report findings regarding material risk exposures to the Board as quickly as possible. The Board has delegated to the Board’s lead independent director the responsibility of coordinating between the Board and management with regard to the determination and implementation of responses to any problematic risk management issues.

Meetings of the Board of Directors

The Board met 15 times during 2015. All directors attended at least 75% of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which they served during the portion of the fiscal year for which they were directors or committee members.

As required under applicable Nasdaq listing standards, in fiscal year 2015, the Company’s independent directors met six times in regularly scheduled executive sessions at which only independent directors were present. The lead independent director presided over such sessions.

Information Regarding Committees of the Board of Directors

The Board has three standing committees: an Audit and Ethics Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. The following table provides membership and meeting information for the year ended December 31, 2015 for each of the Board committees:

Name	Audit and Ethics		Compensation		Nominating and Corporate Governance
Thomas B. King
J. Kevin Buchi			X
Deepika R. Pakianathan, Ph.D.			X
J. Leighton Read, M.D.	X
Gordon Ringold, Ph.D.			X	*
Isaac Stein	X				X	*
Joseph L. Turner	X	*			X
Total meetings in fiscal 2015	10		8		0

*	Current Committee Chairperson.

Below is a description of each committee of the Board. Each of the committees has authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. The Board has determined that each member of each committee meets the applicable Nasdaq rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company.

Audit and Ethics Committee

The Audit and Ethics Committee represents the Board in discharging its responsibilities relating to the accounting, reporting, and financial practices of the Company, and has general responsibility for surveillance of internal controls and accounting and audit activities of the Company. Specifically, the Audit and Ethics Committee (i) is directly responsible for the appointment, compensation and oversight of the Company’s independent registered public accounting firm; (ii) reviews, prior to publication, the Company’s annual financial statements with management and the Company’s independent registered public accounting firm; (iii) reviews with the Company’s independent registered public accounting firm the scope, procedures and timing of the annual audits; (iv) reviews the Company’s accounting and financial reporting principles and practices; (v) reviews the adequacy and effectiveness of the Company’s internal accounting controls; (vi) reviews the scope of other auditing services to be performed by the independent registered public accounting firm; (vii) reviews the independence and effectiveness of the Company’s independent registered public accounting firm and their significant relationships with the Company; (viii) reviews the adequacy of the Company’s accounting and financial personnel resources; (ix) reviews the Audit and Ethics Committee charter on an annual basis; (x) reviews with management and the Company’s independent registered public accounting firm quarterly financial results, and the results of any significant matters identified as a result of the independent registered public accounting firm’s review procedures, prior to filing any quarterly report on Form 10-Q; (xi) reviews any other matters relative to the audit of the Company’s accounts and the preparation of its financial statements that the Audit and Ethics Committee deems appropriate; and (xii) reviews management’s efforts to monitor compliance with the Company’s code of conduct.

During 2015, the Company’s Audit and Ethics Committee met ten times. The Audit and Ethics Committee was comprised of Mr. Turner (Chair), Dr. Read and Mr. Stein. The Audit and Ethics Committee is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has determined that Mr. Turner is an “audit committee financial expert” as defined under the Exchange Act. The Board has determined that all members of the Audit and Ethics Committee are “independent” as independence is defined for audit committee members under the Exchange Act and the Nasdaq listing standards.

The Board has adopted an Audit and Ethics Committee Charter, which is available on our website at www.alexza.com in the “Investors — Corporate Governance” section.

Report of the Audit and Ethics Committee of the Board of Directors1

The Audit and Ethics Committee reviews the Company’s financial reporting process on behalf of the Board. Management has the primary responsibility for the consolidated financial statements and the reporting process, including the system of internal controls.

The Audit and Ethics Committee has reviewed and discussed the audited consolidated financial statements for the fiscal year ended December 31, 2015 with management of the Company. The Audit and Ethics Committee has discussed significant accounting policies applied by the Company in its consolidated financial statements, as well as alternative treatments. Management represented to the Audit and Ethics Committee that the Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States, and the Audit and Ethics Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The Audit and Ethics Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 16, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board (“PCAOB”).

In addition, the Audit and Ethics Committee has discussed with the independent registered public accounting firm the accountant’s independence from the Company and its management, including the matters in the written disclosures required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the audit committee concerning independence. The Audit and Ethics Committee has received the written disclosures and the letter from the independent registered public accounting firm required therein. The Audit and Ethics Committee has also considered whether the independent registered public accounting firm’s provision of non-audit services to the Company is compatible with the auditors’ independence.

The Audit and Ethics Committee has concluded that the independent registered public accounting firm is independent from the Company and its management.

The Audit and Ethics Committee reviewed and discussed Company policies with respect to risk assessment and risk management.

The Audit and Ethics Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for their audit. The Audit and Ethics Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of their examinations, the evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit and Ethics Committee recommended to the Board, and the Board has approved, inclusion of the audited consolidated financial statements of the Company in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

AUDIT AND ETHICS COMMITTEE

Joseph L. Turner (Chair)

J. Leighton Read, M.D.

Isaac Stein

[1]

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of the Company’s filings under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Committee

The Compensation Committee acts on behalf of the Board to oversee, review, and approve or recommend for adoption the Company’s compensation strategy, policies, plans and programs, including:

•

establishment of corporate goals and objectives relevant to the compensation of the Company’s executive officers, the weighting of corporate and individual performance relating to compensation and evaluation of performance in light of these stated objectives;

•	evaluation of the performance of the Company’s President and Chief Executive Officer;
•

review and approval or recommendation to the Board for approval of, the compensation and other terms of employment or service of the Company’s President and Chief Executive Officer and the other executive officers, including all forms of salary paid to executive officers of the Company and the grant of all forms of bonus and stock compensation, including retention incentives, provided to executive officers of the Company;

•	review and approval or recommendation to the Board for approval of, the compensation of non-employee directors;
•	administration of the Company’s equity compensation plans and other similar plans and programs;
•	regular assessment of compensation programs to ensure that the Company’s compensation policies and programs do not encourage excessive risk taking; and
•	review with management the Company’s Compensation Discussion and Analysis, if required to be filed, and considers whether to recommend that it be included in proxy statements and other filings.

The Compensation Committee is appointed by the Board and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code, “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and “independent directors” for purposes of the Nasdaq listing standards. Our Compensation Committee is currently comprised of Dr. Pakianathan, Dr. Ringold and Mr. Buchi. During 2015, the Company’s Compensation Committee met eight times.

The Compensation Committee annually reviews our executive officers’ compensation to determine whether it provides adequate incentives. The Compensation Committee’s most recent review occurred in December 2015. In December 2015, the Board reviewed recommendations from the Compensation Committee and approved the salaries for our executive officers. The Board has adopted a Compensation Committee Charter, which is available on our website at www.alexza.com in the “Investors — Corporate Governance” section.

Compensation Committee Processes and Procedures

Typically, the Compensation Committee meets at least three times annually and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the Company’s Chief Executive Officer, the Chief Financial Officer and the Vice President, Human Resources. The Compensation Committee meets regularly in executive session to review and approve matters within its authority. The Compensation Committee may delegate any of its responsibilities to a subcommittee of the Compensation Committee, but it has no authority to delegate its responsibilities to other persons. However, from time to time, various members of management and other employees, other members of the Board, or outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee the sole authority to obtain, at the expense of the Company, advice and assistance from special counsel, other experts or consultants, the Compensation Committee deems necessary or appropriate, without seeking approval of the Board or management. In particular, the Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

The Compensation Committee engaged The Croner Company as a compensation consultant for the fiscal year ended December 31, 2015. The Croner Company consulted the Board and the Compensation Committee with regards to the structure and adoption of the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), the 2015 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and 2015 Employee Stock Purchase Plan (the “ESPP”).

Corporate Governance and Nominating Committee

Mr. Stein (Chair) and Mr. Turner are the current members of the Board’s Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee did not meet in 2015. All actions of the Corporate Governance and

Nominating Committee were made by unanimous written consent in 2015. When the Corporate Governance and Nominating Committee does meet, other members of the Board are invited and often attend such meetings. The Board has determined that all members of the Corporate Governance and Nominating Committee are “independent” as defined under the Exchange Act and the listing standards of Nasdaq.

The Corporate Governance and Nominating Committee makes recommendations to the Board as to the appropriate size of the Board or any Board committee and reviews the qualifications of candidates for election to the Board (including those proposed by stockholders). The Corporate Governance and Nominating Committee is responsible for identifying and evaluating nominees for director and for recommending to the Board a slate of nominees for election at the Company’s annual meeting of stockholders.

In evaluating the suitability of individuals for Board membership or continued Board membership, the Corporate Governance and Nominating Committee takes into account many factors, including whether the individual meets requirements for independence; the individual’s general understanding of the various disciplines relevant to the success of a publicly-traded pharmaceutical company; the individual’s understanding of the Company’s business; the individual’s professional expertise and educational background; and other factors that promote diversity of views and experience. The Corporate Governance and Nominating Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending a group of directors that can best achieve success for the Company and represent stockholder interests through the exercise of sound judgment, using its diversity of experience. While the Company does not have a written policy regarding Board diversity, it is one of a number of factors that the Corporate Governance and Nominating Committee takes into account in identifying nominees, and the committee believes it is important that the Board members represent diverse viewpoints, skill sets and backgrounds. In determining whether to recommend a director for re-election, the Corporate Governance and Nominating Committee also considers the director’s past attendance at meetings, participation in and contributions to the activities of the Board and the results of the Board’s self-evaluation, conducted annually on a group and individual basis. The Corporate Governance and Nominating Committee has not established any specific minimum qualification standards for nominees to the Board, although from time to time the Corporate Governance and Nominating Committee may identify certain skills or attributes (e.g., financial experience or product commercialization experience) as being particularly desirable to help meet specific Board needs that have arisen.

In identifying potential candidates for Board membership, the Corporate Governance and Nominating Committee relies on suggestions and recommendations from the Board, stockholders, management and others. The Corporate Governance and Nominating Committee does not distinguish between nominees recommended by stockholders and other nominees.

From time to time, the Corporate Governance and Nominating Committee may also retain search firms to assist it in identifying potential candidates for director, gathering information about the background and experience of such candidates and acting as an intermediary with such candidates. Stockholders wishing to suggest candidates to the Corporate Governance and Nominating Committee for consideration as directors must submit a written notice to the Corporate Secretary of the Company, whose address is 2091 Stierlin Court, Mountain View, CA 94043, between 90 and 120 days before the one year anniversary date of the Company’s last Annual Meeting of Stockholders. The notice must include all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, pursuant to Regulation 14A under the Exchange Act (including the consent of the nominee to be named in the proxy statement as a nominee and to serve as a director if elected). The Corporate Governance and Nominating Committee will consider any nominee properly presented by a stockholder, and will make a recommendation to the Board. After full consideration by the Board, the stockholder presenting the nomination will be notified of the Board’s conclusion.

In addition, the Corporate Governance and Nominating Committee establishes procedures for the oversight and evaluation of the Board and management and considers conflicts of interest involving executive officers or Board members.

The Board has adopted a Corporate Governance and Nominating Committee Charter, which is available on our website at www.alexza.com in the “Investors — Corporate Governance” section.

Code of Conduct

The Company has adopted the Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors (the “Code of Conduct”), which applies to all directors and employees, including executive officers, including, without limitation, the Company’s principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Conduct can be found on our website at www.alexza.com in the “Investors — Corporate Governance” section. If the Company makes a substantive amendment to the Code of Conduct or grants any waiver from the Code of Conduct to any executive officer or director, the Company will promptly disclose the nature of the waiver or amendment on its website.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth for the fiscal years ended December 31, 2015 and 2014, the compensation awarded or paid to, or earned by, our principal executive officer, the most highly compensated executive officer other than our principal executive officer and two additional individuals for whom disclosure would have been provided but for the fact that they were not serving as executive officers of the Company on December 31, 2015 (the “named executive officers”). As of December 31, 2015, the Company had two executive officers.

Name and Principal Position	Year	Salary ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)		Total ($)
Thomas B. King	2015	556,200	(4)	294,520	—	1,500		852,220
	2014	535,600		149,325	241,181	1,500		927,606
Edwin S. Kamemoto, Ph.D.	2015	314,154		137,527	—	1,500		486,181
	2014	290,000		—	91,640	1,500		454,816
Robert A. Lippe(5)	2015	203,295		—	—	318,025	(6)	519,012
	2014	314,231		—	102,266	97,075	(7)	700,552
Mark K. Oki(8)	2015	308,656		92,038	—	—		400,693
	2014	315,000		149,325	59,724	1,500		525,549

(1)	Represents aggregate grant date fair value computed in accordance with FASB ASC Topic 718 (“Topic 718”).
(2)	Represents cash bonuses earned under the 2014 Bonus Plan. Cash bonuses earned in 2014 were paid in 2015. See a description of the 2014 Bonus Plan under the heading “Annual Cash Bonus Plan” below.
(3)	Unless otherwise indicated, amounts in this column represent our matching contribution to the named executive officer’s 401K plan account.
(4)	Mr. King earned a salary in excess of his base salary of $535,600 in 2015 because the Company paid an extra pay period of salary to all employees in 2015 due to a leap year.
(5)	Mr. Lippe joined us in February 2014 and resigned in June 2015.
(6)

Amount represents a severance payment paid to Mr. Lippe pursuant to an offer letter between the Company and Mr. Lippe dated May 20, 2015, which payment includes: (i) four months’ salary paid in a lump sum of $129,200, (ii) payment of a monthly housing stipend in the aggregate amount of $186,517 and (iii) three months’ COBRA payments of $2,308.

(7)	Amount includes $95,575.03 housing supplement.
(8)	Mr. Oki resigned from the Company in October 2015 and the salary information in the table above reflects compensation earned by him for the portion of 2015 that he was employed by the Company.

Narrative Disclosure to Summary Compensation Table

Base Salary

Upon joining us, each of our named executive officers received an offer letter that provided for an initial base salary. These initial salaries are the product of negotiation with the executive, but we generally seek to establish salaries that we believe are commensurate with the salaries paid to industry peers with comparable qualifications, experience, responsibilities and performance at similar companies. Around fiscal year end, we review individual performance to, among other things, determine whether adjustments in base salary are necessary or appropriate. In establishing the 2014 and 2015 base salaries of our named executive officers, the Compensation Committee and Board took into account a number of factors, including the executive’s seniority, position, functional role, level of responsibility and individual performance during the previous year.

In 2014, following the commercial launch of ADASUVE, entering into a U.S. commercialization agreement and beginning commercial production of ADASUVE, Mr. King and Mr. Oki received merit increases of 4% and 5%, respectively. These increases were to compensate Mr. King and Mr. Oki for their contribution to the Company’s performance and achievement of corporate milestones in 2013 and to adjust salaries near the 50th percentile of peer companies. In 2014, Dr. Kamemoto received a merit increase of 5.9% and received a second 7% increase in base salary in connection with his promotion in June 2014 as the Company’s Senior Vice President, Regulatory Affairs and the increased responsibilities of this position.

Named Executive Officer	2014 Base Salary ($)	2015 Base Salary ($)
Thomas B. King	535,600	535,600
Edwin S. Kamemoto, Ph.D.	290,000	350,000
Robert A. Lippe	380,000	387,600
Mark K. Oki	315,000	324,450

In December 2014, the Board approved salary increases for our named executive officers to be effective as of January 1, 2015. For 2015, Mr. Oki, Dr. Kamemoto and Mr. Lippe received merit increases of 3%, 5% and 2%, respectively. These increases were based on individual performance in 2014 and peer company data comparable salary data. Mr. King elected to forgo a salary increase for 2015 for cash conservation considerations. In April 2015, Dr. Kamemoto received an increase in his base salary to $350,000 in connection with his promotion to Executive Vice President, R&D, Regulatory and Quality. We will continue to review base salaries of our named executive officers on an annual basis and make adjustments to reflect individual performance-based factors, as well as or financial status. Historically, we have not applied, nor do we intend to apply, specific formulas to determine base salary increases.

Equity Incentive Compensation

We grant equity awards to our named executive officers through the Company’s 2005 Equity Incentive Plan (the “2005 Plan) and the 2015 Plan (together with the 2005 Plan, the “Plans”). The 2015 Plan was approved by our stockholders at the 2015 Annual Meeting and replaced the 2005 Plan. The Plans were established to provide our employees with an opportunity to participate, along with our other stockholders, in our long-term success and was designed to reward our employees for their hard work and commitment to the long-term success and growth of the Company. The authority to make equity grants to our named executive officers rests with the Compensation Committee (subject to ratification by the Board). The Compensation Committee also considers the recommendations of Mr. King in determining stock option and restricted stock units (“RSU”) grant recommendations for the other named executive officers.

Under the Plans, initial grants of stock options are made to eligible to new employees, including our named executive officers, in connection with their commencement of employment and thereafter, we provide semi-annual, “refresh” awards in the form of stock options. All initial grants have four-year vesting, with the first 25% vesting after one year of service and the remainder of the stock options vesting ratably on a monthly basis thereafter over three additional years.

In July 2015, the Board granted stock options awards to certain employees, including Mr. King, Dr. Kamemoto and Mr. Oki (the “Options”). The Options were granted under and in accordance with the terms and conditions of the 2015 Plan. The Options will vest in 48 equal monthly installments commencing on August 21, 2015, provided in each case that the applicable employee remains employed by the Company through the applicable vesting date. The exercise price for the Options is $1.08, the closing price for the Company’s common stock on the Nasdaq Capital Market on the date of such grant.

The following table sets forth the Options granted to each named executive officer in 2015:

Executive Officer	Options Granted
Thomas B. King	400,000
Edwin S. Kamemoto	125,000
Mark K. Oki	125,000	(1)

(1)	The options granted to Mr. Oki expired unexercised following Mr. Oki’s resignation in October 2015.

Annual Cash Bonus Plan

In January 2014, the Board approved the adoption of the 2014 Cash Bonus Plan (the “2014 Bonus Plan”) for our employees, including our named executive officers. The 2014 Bonus Plan was adopted to motivate and retain our employees. Under the terms of the 2014 Bonus Plan, each employee was assigned a target bonus percentage of each employee’s current base salary (“TBP”) and payments are contingent upon the achievement of specified corporate objectives. We set our target bonus opportunities based on an evaluation by an outside compensation consulting firm of similar programs at similar companies.

The TBP was set to approximate the 50th - 75th percentile of target total cash compensation at strong performance with the opportunity to exceed these targets when aggressive performance goals are achieved. The following table outlines the TBP under the 2014 Bonus Plan for each level of employee of the Company:

Employment Level	Annual Target Bonus as a Percentage of Salary
Chief Executive Officer	60%
Executive Vice Presidents, Senior Vice Presidents and Vice Presidents	40%
Executive Directors	25%
Directors	20%
Managers	15%
Other Employees	10%

The Board set corporate goals for 2014 (the “2014 Year-End Objectives”). To pay any award to any employee under the 2014 Bonus Plan, including the named executive officers, the Company was required to achieve at least 70% of the 2014 Year-End Objectives, as determined by the Board. The 2014 Year-End Objectives for the 2014 Bonus Plan were as follows:

•	ADASUVE commercialization;
•	develop plan to identify new HP supplier and develop integrated project plan to transition HP manufacture from Autoliv to alternate supplier by October 2016 and execute to the plan;
•	move AZ-002 into clinical development;
•	conduct New Product Planning assessment for new pipeline candidates;
•	execute and maintain commercial partnership agreements; and
•	maintain public company reporting and administration.

The amount payable to each employee was targeted at such employee’s TBP, but employees, including our named executive officers, could receive more or less than 100% of their TBP, based upon corporate goal achievement, individual performance and Board discretion. The amounts paid were weighted for each employee, including all our named executive officers, such that the Board’s determination of the achievement of the Year-End Objective accounted for 80% of the evaluation factor of the bonus potential for each employee, with the remaining 20% of the bonus being subject to the discretion of the Board. The computed bonus amount was then adjusted upward or downward to adjust for individual performance.

To receive a cash bonus, each individual employee must have been actively employed by the Company on December 31, 2014 and be an employee in good standing. Employees hired after January 1, 2014 had their cash bonus prorated based on the percentage of the time the employee worked at the Company during the year.

The cash bonuses paid to our named executive officers under the 2014 Bonus Plan are included in the Summary Compensation Table above.

In February 2015, the Board approved the adoption of a 2015 Cash Bonus Plan. The Board set corporate goals for 2015 (the “2015 Year-End Objectives). To pay any award to any employee under the 2015 Cash Bonus Plan, including the named executive officers, the Company was required to achieve at least 70% of the 2015 Year-End Objectives, as determined by the Board. The 2015 Year-End Objectives for the 2015 Cash Bonus Plan were as follows:

•	ADASUVE profitability;
•	create incremental value through pipeline development;
•	no major deficiencies identified under audits;
•	excellence in employee engagement and communications; and
•	realization of $300,000,000 market capitalization.

In December 2015, the Board determined that the 2015 Year-End Objectives had not been met. No bonuses were approved or paid out under the 2015 Cash Bonus Plan.

Other Benefits

Our named executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance, employee stock purchase plan and our 401(k) plan, in each case on the same basis as our other employees. We offer these benefits because they are consistent with those provided by our peer companies and we believe that offering them is necessary to attract and retain high quality employees.

Perquisites

Mr. Lippe, who served as our Executive Vice President, Operations and Chief Operations Officer before he resigned from the Company in June 2015, resided outside of the San Francisco Bay Area and as such, during his tenure with the Company, we provided him with a monthly housing supplement over two years in lieu of the relocation supplement that was outlined in his original employment offer letter. This two year housing supplement is approximately equal to the value of the relocation supplement that was originally offered to Mr. Lippe. This amount is reflected in the Summary Compensation Table. The value for this perquisite to Mr. Lippe was $95,575.03 during 2014. The aggregate value of this housing perquisite to Mr. Lippe in 2015 was $186,517 and was paid to Mr. Lippe in a lump sum as part of a severance payment, which amount is reflected in the Summary Compensation Table.

Change of Control Agreements

We have not entered into employment agreements with any of the named executive officers, but each named executive officer is party to an agreement that provides for severance benefits and for the acceleration of then unvested stock options and RSUs in the event of termination in connection with a change of control. Pursuant to the terms of the agreements, if the named executive officer’s employment is terminated without cause or terminated by the named executive officer for good reason within three months before or 12 months following a change of control, and the named executive officer agrees to sign a general release of claims in favor of the Company, then the named executive officer is entitled to the following benefits:

•	acceleration of vesting of all of the named executive officer’s outstanding unvested stock options to purchase common stock and unvested RSUs;
•

payment in a lump sum of the named executive officer’s annual base salary plus the greater of the bonus paid for the latest completed fiscal year or the target bonus for the year in which the notification of the named executive officer’s termination of employment occurs; and

•	payment in a lump sum of an amount equal to the amount of the named executive officer’s out of pocket costs to continue group health insurance benefits under COBRA for 18 months.

If and to the extent that any payments in the context of a change of control are made to our named executive officers who are party to these change of control agreements and the payments are equal to or exceed three times the average of that named executive officer’s annual W-2 compensation for the five years preceding the change of control, the payments or benefits exceeding the five-year average will be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code and the non-deductibility provisions imposed by Section 280G of the Internal Revenue Code. In such circumstances, we will make a gross-up payment to the named executive officer to compensate the named executive officer for all taxes imposed under Section 4999 and any related income taxes imposed under the Internal Revenue Code and state and local authorities for the gross-up payment, and we will not be permitted to deduct from our taxes the amount in excess of the five-year average of the compensation paid to the named executive officer.

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

Retention and Severance Plan

In October 2015, the Board approved a retention and severance plan (the “Retention and Severance Plan”) for Mr. King and Dr. Kamemoto which is substantially the same Retention and Severance Plan that the Board previously extended to all of the Company’s other employees earlier in 2015. The Retention and Severance Plan provides that if Mr. King or Dr. Kamemoto are terminated without cause and such termination is unrelated to a corporate transaction, such executive officer will receive, upon such executive officer’s termination, (i) a severance payment equal to 13 weeks of base salary plus 13 weeks of the such executive officer’s health insurance continuation payments, (ii) a tenure payment equal to one week additional base salary for every year of employment with the Company over five years and (iii) out placement assistance.  If Mr. King and Dr.Kamemoto remain employed with the Company through June 30, 2016, such executive officer will be eligible for a retention bonus payment equal to items (i) and (ii) above.

The change of control agreements that the Company previously entered into with the Mr. King and Dr. Kamemoto, as described under the heading “Change in Control Agreements” above, will also continue in place. If the Mr. King or Dr. Kamemoto remains employed with the Company until after June 30, 2016, such executive officer will be eligible to receive the benefits under both the Retention and Severance Plan and the change of control agreements.

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

•	goals are set to focus mainly on key deliverables related to the overall success of the Company’s product development rather than individual components;
•	vesting conditions imposed on stock option awards after performance targets are reached discourage short-term risk taking;
•	incentive awards are benchmarked to calculate reasonable overall compensation; and
•

as a pharmaceutical business, the Company does not face the same level of risks associated with compensation for employees at financial services companies (traders and instruments with a high degree of risk).

Securities Authorized For Issuance Under Equity Compensation Plans

We maintain the 2015 Plan, the Directors’ Plan and the ESPP, pursuant to which we may grant equity awards to eligible persons.

The following table gives information about equity awards under the 2015 Plan, the Directors’ Plan and the ESPP as of December 31, 2015:

	(a)	(b)	(c)
	Number of Securities	Weighted-Average	Number of Securities Remaining
	to be Issued upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
Plan Category	Warrants and Rights (1)	and Rights	Reflected in Column (a))
Equity compensation plans approved by security holders	2,363,351	$4.23	3,531,306	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,363,351	$4.23	3,531,306

(1)

Excludes purchase rights currently accruing under the ESPP. Purchase periods under the ESPP are six month periods, with the current period beginning on November 1, 2015. Eligible employees may purchase shares of common stock at a purchase price not less than the lower of 85% of the fair market value of a share of common stock on the first day of the offering period or (ii) the last day of the offering period.

(2)	Of these shares, 2,503,507 shares remained available under the 2015 Plan, 400,000 shares under the Directors’ Plan and 628,249 under the ESPP as of December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End Table

The following table includes certain information with respect to all unexercised stock options and unvested RSUs previously awarded to our named executive officers through the fiscal year ended December 31, 2015. The number of securities underlying unexercised stock options and unvested RSUs at December 31, 2015 includes stock options and RSUs granted under our stockholder approved equity incentive plans.

			Stock Options				Stock Awards
Name	Grant Date(1)		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Thomas B. King
	2/24/2009	(5)	5,453	0	$21.00	2/24/2019
	12/28/2009	(5)	9,921	0	$23.70	12/28/2019
	2/22/2011	(6)	3,858	0	$12.30	2/22/2021
	2/22/2011	(6)	113	0	$12.30	2/22/2021
	2/22/2011	(6)	2,984	0	$12.30	2/22/2021
	2/22/2011	(6)	775	0	$12.30	2/22/2021
	2/22/2011	(6)	184	0	$12.30	2/22/2021
	2/22/2011	(6)	678	0	$12.30	2/22/2021
	2/22/2011	(6)	6,193	0	$12.30	2/22/2021
	2/22/2011	(6)	625	0	$12.30	2/22/2021
	2/22/2011	(6)	1,048	0	$12.30	2/22/2021
	2/22/2011	(6)	4,652	0	$12.30	2/22/2021
	2/22/2011	(6)	201	0	$12.30	2/22/2021
	7/28/2011	(6)	795	0	$15.30	7/28/2021
	7/28/2011	(6)	18,781	0	$15.30	7/28/2021
	7/26/2012	(7)	25,000	7,292	$3.47	7/26/2022
	7/26/2012	(7)	1,157	0	$3.47	7/26/2022
	5/21/2013	(7)	22,299	0	$4.42	5/21/2023
	5/21/2013	(7)	27,702	0	$4.42	5/21/2023
	6/27/2014		0	50,000	$4.57	6/27/2024
	7/22/2015	(8)	0	101,108	$1.08	7/22/2025
	7/22/2015	(8)	41,666	257,226	$1.08	7/22/2025
Edwin S. Kamemoto
	7/28/2011	(7)	8,437	0	$15.30	7/28/2021
	7/28/2011	(7)	1,562	0	$15.30	7/28/2021
	7/26/2012	(7)	12,812	2,188	$3.47	7/26/2022
	7/26/2012	(7)	4,270	730	$3.47	7/26/2022
	5/21/2013		23,831	0	$4.42	5/21/2023
	5/21/2013		19,919	0	$4.42	5/21/2023
	6/27/2014		9,000	15,000	$4.57	6/27/2024
	4/28/2015		0	35,000	$1.95	4/28/2025
	7/22/2015	(8)	13,020	111,980	$1.08	7/22/2025
	2/22/2011	(6)	451	0	$12.30	2/22/2021
	2/22/2011	(6)	666	0	$12.30	2/22/2021
	2/22/2011	(6)	510	0	$12.30	2/22/2021
	2/22/2011	(6)	75	0	$12.30	2/22/2021
	2/22/2011	(6)	37	0	$12.30	2/22/2021
	2/22/2011	(6)	37	0	$12.30	2/22/2021
	2/22/2011	(6)	250	0	$12.30	2/22/2021
	2/22/2011	(6)	30	0	$12.30	2/22/2021
	2/22/2011	(6)	15	0	$12.30	2/22/2021
	5/21/2013						6,250	4,375.00

			Stock Options				Stock Awards
Name	Grant Date(1)		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Mark K. Oki
	3/25/2010		3,186		$27.60	1/16/2016
	3/25/2010		71		$27.60	1/16/2016
	7/28/2011	(6)	3,890		$15.30	1/16/2016
	7/28/2011	(6)	7,109		$15.30	1/16/2016
	7/26/2012	(7)	10,938		$3.47	1/16/2016
	7/26/2012	(7)	8,853		$3.47	1/16/2016
	7/26/2012	(7)	4,375		$3.47	1/16/2016
	7/26/2012	(7)	3,541		$3.47	1/16/2016
	5/21/2013	(7)	26,055		$4.42	1/16/2016
	5/21/2013	(7)	23,945		$4.42	1/16/2016
	6/27/2014		3,363		$4.57	1/16/2016
	6/27/2014		12,261		$4.57	1/16/2016
	7/22/2015	(8)	5,207		$1.08	1/16/2016
	6/12/2009		750		$17.30	1/16/2016
	2/22/2011	(6)	488		$12.30	1/16/2016
	2/22/2011	(6)	2,666		$12.30	1/16/2016
	2/22/2011	(6)	375		$12.30	1/16/2016
	2/22/2011	(6)	500		$12.30	1/16/2016
	2/22/2011	(6)	35		$12.30	1/16/2016
	2/22/2011	(6)	15		$12.30	1/16/2016

(1)

Stock option award vests 25% upon the first anniversary of the stock option’s grant date and the remaining 75% in equal monthly installments over the next 36 months, subject to the grantee’s continued employment with Alexza through such vesting dates.

(2)	This column shows options that were unvested as of December 31, 2015.
(3)

Restricted stock unit awards vest as follows: if the Company’s common stock listed on the Nasdaq Capital Market has traded at or above $8.63 on each trading day of any 30-day trading period after March 29, 2013 (the “Price Trigger”), then 50% of the RSUs will vest on the later of March 29, 2016 and the date on which the Price Trigger is met, and the remaining 50% of the RSUs will vest on the later of March 29, 2017 and the date on which the Price Trigger is met, provided in each case that the employee remains employed by the Company through the applicable vesting date.

(4)	Number calculated using a stock price of $0.70, which was the closing market price of the Company’s stock on December 31, 2015.
(5)

Stock option award vests 50% upon attaining certain performance goals and 50% on the one year anniversary of attaining the performance goal, subject to the grantee’s continued employment with the Company through such vesting dates.

(6)

Stock option award vests 33% upon the first anniversary of the stock option’s grant date and the remaining 67% in equal monthly installments over the next 24 months, subject to the grantee’s continued employment with the Company through such vesting dates.

(7)

Stock option award vests 50% upon the first anniversary of the stock option’s grant date and the remaining 50% in equal monthly installments over the next 12 months, subject to the grantee’s continued employment with the Company through such vesting dates.

(8)	Stock option award vests in 48 equal monthly installments commencing on August 21, 2015, subject to the grantee’s continued employment with the Company through such vesting dates.

Director Compensation

In 2015, the non-employee directors were entitled to an annual retainer fee of $50,000. The annual additional retainers for the lead director and the Chair of the Audit and Ethics Committee were $20,000, the annual additional retainer for the Chair of the Compensation Committee was $12,000, and the annual additional retainer for the Chair of the Nominating and Corporate Governance Committee was $8,000.

Non-employee directors also receive nondiscretionary, automatic grants of stock options to purchase 20,000 shares of our common stock upon joining the Board and nondiscretionary, automatic annual grants of stock options to purchase a number of shares of our common stock that represent a fair market value of approximately $35,534, as determined by the then-current Black-Scholes value, with possible reductions in grant size due to stock option pool size limitations.

The following table provides compensation information for the one-year period ended December 31, 2015 for each member of the Board:

	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
J. Kevin Buchi	50,000.00	35,534	85,533.75
Deepika Pakianathan	50,000.00	35,534	85,533.75
Leighton Read	50,000.00	35,534	85,533.75
Gordon Ringold(3)	62,000.00	35,534	97,533.75
Isaac Stein(4)(5)	78,000.00	35,534	113,533.75
Joseph Turner(6)	70,000.00	35,534	105,533.75

(1)

The dollar amounts in this column represent each non-employee director’s annual cash retainer for board services, which is equal to the aggregate of his or her annual retainer of $50,000 plus his or her annual retainers for service as lead director or as the chair of one of the board committees.

(2)	Represents aggregate grant date fair value for options granted in 2015 computed in accordance with FASB ASC Topic 718.
(3)	Compensation Committee Chair
(4)	Corporate Governance and Nominating Committee Chair
(5)	Lead Director
(6)	Compensation Committee Chair

The number of stock awards and aggregate number of stock option awards for each non-employee director that were outstanding at the end of fiscal year 2015 are, as follows:

	Aggregate Number of Awards Outstanding as of December 31, 2015
	Stock Awards	Option Awards
J. Kevin Buchi		32,500
Deepika Pakianathan		36,222
Leighton Read		36,222
Gordon Ringold		36,222
Isaac Stein		36,222
Joseph Turner		33,722

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth the beneficial ownership of the Company’s common stock as of April 15, 2016 by (i) each stockholder that is known or believed by the Company to beneficially own more than 5% of the common stock as of such date, (ii) each of the Company’s named executive officers, (iii) each director and (iv) all executive officers and directors as a group.

Percentage of ownership is based upon 21,750,615 shares outstanding as of April 15, 2016. Beneficial ownership is calculated based upon SEC requirements. All shares of common stock subject to stock options, or warrants currently exercisable or exercisable within 60 days after April 15, 2016 are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such stock options, or warrants, but are not deemed to be outstanding for computing the percentage of ownership of any other person. Unless otherwise indicated below, the Company believes each stockholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

Beneficial Owner	Number of Shares Outstanding	Shares Issuable Pursuant to Stock Options or Warrants Exercisable Within 60 Days of April 15, 2016		Percentage of Shares Beneficially Owned(1)
5% Stockholders
Grupo Ferrer Internacional, S.A.(2)	2,366,935	—		10.9%
Teva Pharmaceuticals USA, Inc.(3)	2,172,886	—		9.8%
Entities affiliated with Lansdowne Partners Austria GmbH(4)	1,739,389	39,999		8%
BlackRock, Inc.(5)	1,390,794	—		6.4%

Executive Officers and Directors
Edwin S. Kamemoto Ph.D.(6)	2,862	119,935		*
Thomas B. King(7)	73,223	212,179	(8)	1.3%*
Robert A. Lippe	—	—		*
Mark K. Oki	13,713	—		*
J. Kevin Buchi	—	29,583		*
Deepika R. Pakianathan, Ph.D.(9)	99,625	30,820		*
J. Leighton Read, M.D.(10)	3,492	30,820		*
Gordon Ringold, Ph.D.(11)	34,246	30,820		*
Isaac Stein(12)	15,838	30,820		*
Joseph L. Turner	1,050	13,509		*
All directors and executive officers as a group (10 persons)(13)	248,049	515,797		3.4%

*	Less than 1% of our outstanding common stock.
(1)	This table is based upon information supplied by named executive officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.
(2)	Based solely upon a Schedule 13D filed with the SEC on February 26, 2016. The address for Grupo Ferrer Internacional, S.A. is Avenida Diagonal 549, 5th Floor, E-08029 Barcelona, Spain.
(3)	Based solely upon a Schedule 13G filed with the SEC on March 28, 2016. The address for Teva Pharmaceuticals USA, Inc. is 1090 Horsham Road, North Wales, PA 19454.
(4)

Based solely upon a Schedule 13D filed with the SEC on August 3, 2015, reflecting 1,739,389 shares of common stock held by Lansdowne Investment Company Limited (“LICL”) that may be deemed to be beneficially owned by Lansdowne Partners Austria GMBH (“LPA” together with LICL, “Lansdowne”). Each of LPA and LICL reported shared voting power and shared dispositive power on the aforementioned Schedule 13D. The address for Lansdowne Partners Austria GmbH is Wallnerstrabe 3/21, 1010 Vienna, Austria.

(5)	Based solely upon a Schedule 13G filed with the SEC on February 6, 2015. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10022.
(6)	Excludes 6,250 unvested RSUs.
(7)	Includes 37,223 shares held by the Thomas and Beth King 2000 Family Trust, of which Mr. King and his spouse are trustees and have shared voting and dispositive powers over the shares.

(8)	Includes a warrant to purchase 5,819 shares held by Mr. King and 206,360 options held by Mr. King that vest within 60 days of April 15, 2016.
(9)

Includes 658 shares held by Dr. Pakianathan. Includes 97,988 shares held by Delphi Ventures VI, L.P. and 979 shares held by Delphi BioInvestments VI, L.P. (together, the “Delphi Funds”). Dr. Pakianathan is a managing member of Delphi Management Partners VI, LLC, which is the general partner of each of the Delphi Funds, and she shares voting and investment power over the shares held by these entities. She disclaims beneficial ownership of the shares held by these entities, except to the extent of her proportionate pecuniary interest therein.

(10)	Dr. Read disclaims beneficial ownership as to 3,125 of the 12,026 options listed, which were granted to him prior to January 1, 2008 while he was a managing member of Alloy Ventures 2002, L.L.C.
(11)	Includes 32,392 shares held by the Gordon Ringold and Tanya Zarucki 1999 Reversible Trust, of which Dr. Ringold and his spouse are trustees.
(12)	Includes 15,838 shares held by The Stein 1995 Revocable Trust, of which Mr. Stein and his spouse are trustees, with respect to all of such shares Mr. Stein shares voting and investment powers.
(13)	See notes (6) through (12).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

To the Company’s knowledge, based solely upon its review of the copies of such reports furnished to it and written representations that no other reports were required, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The following is a description of transactions since January 1, 2014 or proposed transactions, to which we have been or may in the future be party to, the amount of which exceeded the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or to our knowledge, beneficial owners of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation, termination and change-in-control arrangements, which are described in more detail in the “Change in Control Agreements” section above.

Stock Issuance and Third License Amendment with Grupo Ferrer Internacional, S.A

On October 24, 2014, the Company and Grupo Ferrer Internacional, S.A. (“Ferrer”) entered into the Third Amendment (the “Third Amendment”) to the Collaboration, License and Supply Agreement (the “Ferrer License”) dated as of October 5, 2011, as amended March 5, 2012 and November 26, 2013. Pursuant to the Third Amendment, Ferrer and the Company agreed to eliminate certain future potential milestone payments under the Ferrer License effective upon the purchase of 2,000,000 shares of the Company’s common stock by Ferrer in a private placement at a purchase price of $4.00 per share. Ferrer purchased the shares of the Company’s common stock pursuant to the terms of that certain Stock Purchase Agreement between the Company and Ferrer dated October 27, 2014. After such purchase, Ferrer held 2,241,935 shares of the Company’s common stock, making Ferrer the beneficial owner of over 5% or more of our capital stock.

Fourth License Amendment with Ferrer

On June 17, 2015, the Company and Ferrer entered into a Fourth Amendment to the Ferrer License to provide for (i) an adjustment to the Company’s manufacturing obligations, (ii) a grant of an option for Ferrer to manufacture Staccato Products (defined as those that deliver an active pharmaceutical ingredient by a hand-held, fixed-dosage device relying on the Company’s proprietary technology) for the Company in the Ferrer territory, (iii) an expansion of Ferrer’s territory to include additional Middle Eastern, Asian and Latin American countries, (iv) an amendment of certain milestones related to first commercial sale of ADASUVE in certain markets resulting in a reduction in potential milestone payments to the Company under the Ferrer License of $2 million and (v) a transfer of certain specified clinical trials and the Company’s Marketing Authorization Application in the European Union and related regulatory responsibilities and expenses for ADASUVE to Ferrer.

Promissory Note and Stock Issuance with Ferrer

On September 28, 2015, the Company issued a promissory note to Ferrer in the maximum principal amount of $5 million (the “Ferrer Note”). The terms of the Ferrer Note provide that (i) Ferrer will loan to the Company up to $5 million in multiple tranches, (ii) Ferrer will make the initial tranche of $3 million available to the Company on September 28, 2015 and the Company will have the option to borrow the remaining $2 million at any time on or after January 1, 2016, (iii) interest will accrue on the outstanding principal at the rate of 6% per annum, compounded monthly, through May 31, 2016, (iv) all outstanding principal and accrued interest under the Ferrer Note is due and payable upon Ferrer’s demand on May 31, 2016, (v) the Company may prepay the Ferrer Note at any time without premium or penalty and (vi) the Company will issue to Ferrer 125,000 shares of the Company’s common stock as of the date that Ferrer makes the first tranche of $3 million available to the Company as partial consideration for the loan. The Company issued 125,000 shares of its common stock to Ferrer pursuant to the terms of that certain Stock Issuance Agreement between the Company and Ferrer dated September 28, 2015. After such issuance, Ferrer held 2,366,935 shares of the Company’s common stock, which represented 12.2% of the outstanding capital stock of the Company as of the date of issuance. As of April 15, 2016, an aggregate of $5 million in principal amount was outstanding on the Ferrer Note.

Stock Issuance, License Amendment and Promissory Note with Teva Pharmaceuticals USA, Inc.

On February 23, 2016, the Company and Teva Pharmaceuticals USA, Inc. (“Teva”) entered into (i) Amendment No. 2 (the “Second Amendment”) to License and Supply Agreement dated May 7, 2013, as amended (the “License Agreement”); (ii) an Amended and Restated Promissory Note that amends and restates the Convertible Promissory Note dated May 7, 2013, as amended (the “Amended Note”); (iii) a Stock Issuance Agreement (the “Stock Issuance Agreement”); and (iv) an Amended and Restated Registration Rights Agreement (the “Rights Agreement”) that amends and restates the Registration Rights Agreement dated January 6, 2014. Pursuant to the Stock Issuance Agreement, Teva acquired 2,172,886 shares of the Company’s common stock (the “Shares”), making Teva the beneficial owner of over 5% of the Company’s capital stock.

The Second Amendment provides for (i) the transfer of the New Drug Application (the “NDA”) and related regulatory filings for ADASUVE to the Company and the assumption of responsibility by the Company for all regulatory activities related to ADASUVE in the United States as soon as practicable; (ii) an exclusive license of Teva intellectual property with respect to ADASUVE, which intellectual property will be assigned to the Company in connection with a change of control of the Company or an exclusive license to ADASUVE in the United States from the Company to a third party; (iii) the Company undertaking responsibility for the ADASUVE United States Phase 4 study, product pharmacovigilance, medical services, and compliance with the ADADSUVE Risk Evaluation and Mitigation Strategy program, either through Teva’s vendors or vendors otherwise selected by the Company; (iv) the transfer to the Company from Teva of existing supplies of ADASUVE as well as all commercial, medical and academic materials, documents and relationships; (v) the right of the Company to sell Teva-labeled product in accordance with all applicable laws and Teva policies; (vi) the satisfaction and termination of all payment obligations of the parties with respect to the commercialization of ADASUVE except as described below with respect to the Amended Note and the Company’s issuance of shares of its common stock to Teva pursuant to the Stock Issuance Agreement; and (vii) a mutual release between the parties with respect to claims under the License Agreement.

The Amended Note provides that (i) the Company shall issue the Shares to Teva pursuant to the Stock Issuance Agreement as consideration for a reduction in the outstanding balance of the Amended Note by $5 million and forgiveness of all accrued and unpaid interest under the Amended Note; (ii) the Company shall repay the remaining $20 million outstanding balance of the Amended Note in four annual consecutive payments of $5 million beginning in the first calendar year following the calendar year in which the aggregate annual net sales of ADASUVE and any other Staccato-enabled products first reach $50 million in the United States; and (iii) allows for prepayment by the Company of the outstanding balance of the Amended Note. The Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, with respect to the Shares pursuant to the Rights Agreement. As of April 15, 2016, an aggregate of $20 million in principal amount was outstanding on the Amended Note.

Potential Transaction with Ferrer

On February 15, 2016, the Company entered into a non-binding Letter of Intent (the “Letter of Intent”) with Ferrer with respect to Ferrer’s proposed acquisition of all outstanding shares of the Company’s common stock (the “Transaction”). The Letter of Intent does not constitute a binding agreement to consummate the Transaction and it entitles both the Company and Ferrer to terminate discussions at any time in their sole discretion. Negotiations are proceeding to finalize definitive documents for the Transaction and the approximate dollar value of the proposed Transaction is not yet determinable. There can be no assurance that such potential Transaction will be agreed to or consummated.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

In June 2015, the Board dismissed Ernst & Young LLP as its independent registered public accounting firm and engaged OUM & CO. LLP as its independent registered public accounting firm for the fiscal year ended December 31, 2015. In connection with the audit of the 2015 financial statements, the Company entered into an engagement agreement with OUM & CO. LLP that sets forth the terms by which OUM & CO. LLP will perform audit services for the Company.

The following table presents aggregate fees billed for professional audit services rendered by OUM & CO. LLP and Ernst & Young LLP for the audit of our annual consolidated financial statements for the years ended December 31, 2015 and 2014, respectively, and aggregate fees billed for other services rendered by OUM & CO. LLP and Ernst & Young LLP during those periods, respectively.

	2015		2014
Audit fees	$687,375	(1)	$1,388,104	(2)
Tax fees	35,000	(3)	$33,000	(4)
All other fees	3,413		$2,000
Total	$725,788		$1,423,104

(1)

Audit fees consisted of (i) $86,200 of fees from Ernst & Young LLP related to the review of unaudited interim consolidated financial statements included in our quarterly report on Form 10-Q for the first quarter of 2015 and (ii) $601,175 of fees from OUM & CO. LLP and professional services rendered by such firms for the integrated audits of our annual consolidated financial statements, including the audit of the consolidated financial statements, the review of unaudited interim consolidated financial statements included in the Company’s quarterly reports on Form 10-Q for the second and third quarters of 2015, and consultation regarding financial accounting and reporting standards billed as audit services, as well as assistance with and review of our Registration Statement filings on Form S-8 filed with the SEC.

(2)

Audit fees consisted of professional services rendered by Ernst & Young LLP for the integrated audits of our annual consolidated financial statements, including the audit of the consolidated financial statements, the audit of internal control over financial reporting, the review of unaudited interim consolidated financial statements included in our quarterly reports on Form 10-Q, and consultation regarding financial accounting and reporting standards billed as audit services, as well as assistance with and review of our Registration Statement filings on Form S-3 and Form S-8 filed with the SEC.

(3)	Tax fees consisted of income tax return preparation fees for services rendered by OUM & CO. LLP.
(4)	Tax fees consisted of income tax return preparation fees for services rendered by Ernst & Young LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

See the list of Financial Statements in Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2015 and filed with the SEC on March 28, 2016.

2. Financial Statement Schedules

All schedules have been omitted because they are either not applicable or not required or the information required to be set forth therein is included in the financial statements or notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 and filed with the SEC on March 28, 2016.

3. Exhibits

See the EXHIBIT INDEX immediately following the signature page to this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXZA PHARMACEUTICALS, INC.

By:	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer

Dated: April 29, 2016

Pursuant to the requirements of the Securities Act of 1933, as amended, this Amendment No. 1 to its Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities on April 29, 2016.

Signature	Title
President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
/s/ Thomas B. King
Thomas B. King

*	Director
J. Kevin Buchi

*	Director
Deepika R. Pakianathan

*	Director
J. Leighton Read

*	Director
Gordon Ringold

*	Director
Isaac Stein

*	Director
Joseph L. Turner

*By	/s/ Thomas B. King
Thomas B. King
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation(19)

3.2	Certificate of Amendment to Restated Certificate of Incorporation(19)

3.3	Certificate of Amendment to Restated Certificate of Incorporation(19)

3.4	Amended and Restated Bylaws(1)

3.5	Amendment to Amended and Restated Bylaws(5)

4.1	Specimen Common Stock Certificate(19)

4.2	Reference is made to exhibits 3.1, 3.2, 3.3, 3.4, and 3.5

10.1*	Form of Director/Officer Indemnification Agreement entered into between Registrant and each of its directors and officers(6)

10.2*	Form of Amended Change of Control Agreement between Registrant and each of its officers (22)

10.3.1*	2005 Equity Incentive Plan, as amended(20)

10.3.2*	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Equity Incentive Plan(1)

10.3.3*	Form of Notice of Grant of Stock Options to 2005 Equity Incentive Plan(12)

10.3.4*	Form of Option Agreement to 2005 Equity Incentive Plan(12)

10.3.5*	Form of Option Agreement to 2005 Equity Incentive Plan(12)

10.3.6*	Form of Notice of Grant of Award and Stock Unit Award Agreement to 2005 Equity Incentive Plan(10)

10.4.1	2005 Non-Employee Directors’ Stock Option Plan(13)

10.4.2	Form of Option Grant Notice, Form of Option Agreement and Form of Notice of Exercise to 2005 Non-Employee Directors’ Stock Option Plan(1)

10.5*	2005 Employee Stock Purchase Plan, as amended(15)

10.6.1*	2015 Equity Incentive Plan (30)

10.6.2*	Form of Stock Option Grant Notice and Option Agreement under the 2015 Equity Incentive Plan (30)

10.6.3*	Form of Restricted Stock Unit Grant Notice and Restricted Unit Award Agreement under the 2015 Equity Incentive Plan (30)

10.7.1	2015 Non-Employee Directors’ Stock Award Plan (30)

10.7.2	Form of Stock Option Grant Notice and Option Agreement under the 2015 Non-Employee Directors’ Stock Award Plan (30)

10.8*	2015 Employee Stock Purchase Plan (31)

10.9.1	Lease Agreement between the Brittania, LLC and Registrant dated August 25, 2006(2)

10.9.2	First Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated May 4, 2007(3)

10.9.3†	Second Amendment to Lease between Britannia Hacienda VIII LLC and Registrant dated August 28, 2007(4)

10.9.4	Partial Lease Termination Agreement between the Registrant and Britannia Hacienda VIII LLC dated February 7, 2012(18)

10.10.1†	Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc., dated November 2, 2007(5)

10.10.2†	Amendment No. 1 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated June 30, 2010(11)

Exhibit Number	Description of Document

10.10.3†	Amendment No. 2 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated February 15, 2011(17)

10.10.4†	Amendment No. 3 to Manufacturing and Supply Agreement between Registrant and Autoliv ASP, Inc. dated December 11, 2014 (26)

10.11	Amended and Restated Purchase Option Agreement by and among Registrant, Symphony Allegro Holdings LLC and Symphony Allegro, Inc. dated June 15, 2009(27)

10.12	Amended and Restated Registration Rights Agreement between Registrant and Symphony Allegro Holdings LLC dated June 15, 2009(7)

10.13	Letter Agreement among Registrant, Symphony Allegro Holdings LLC, Symphony Capital Partners, L.P. and Symphony Strategic Partners, LLC, dated August 26, 2009(8)

10.14	Securities Purchase Agreement by and among Registrant and the purchasers identified therein, dated September 29, 2009(9)

10.15	Form of Warrants to Purchase shares of Common Stock, dated October 5, 2009(9)

10.16	Securities Purchase Agreement dated May 3, 2011(14)

10.17	Form of Warrant to Purchase Shares of Common Stock dated May 6, 2011(14)

10.18.1†	Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated October 5, 2011(18)

10.18.2	Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated March 5, 2012(18)

10.18.3	Second Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated November 26, 2013 (26)

10.18.4†	Third Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer Internacional, S.A. dated October 27, 2014 (26)

10.18.5	Fourth Amendment to Collaboration, License and Supply Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated June 16, 2015 (27)

10.18.6	Promissory Note between Registrant and Grupo Ferrer, Internacional, S.A. dated September 28, 2015 (32)

10.18.7	Stock Issuance Agreement between Registrant and Grupo Ferrer, Internacional, S.A. dated September 28, 2015 (28)

10.19	Form of Warrant to Purchase Shares of Common Stock dated February 23, 2012(16)

10.20	Summary of Compensation Arrangements with Non-Employee Directors(13)

10.21.1	License and Supply Agreement between Registrant and Teva Pharmaceuticals USA, Inc. dated May 7, 2013(21)

10.21.2	Amendment No. 1 to License and Supply Agreement between Registrant and Teva Pharmaceuticals USA, Inc. dated June 17, 2015 (27)

10.22	Amended and Restated Convertible Promissory Note and Agreement to Lend between Registrant and Teva Pharmaceuticals USA, Inc. dated June 17, 2015 (27)

10.23*	2015 Cash Bonus Plan. (23)

10.24	Form of Warrants dated March 18, 2014 (24)

10.25	Indenture dated March 18, 2014, by and between Atlas U.S. Royalty, LLC, a wholly-owned subsidiary of the Registrant, and U.S. National Bank Association (25)

10.26*	Release Agreement between Registrant and Robert A. Lippe dated May 20, 2015 (29)

14.1	Alexza Pharmaceuticals, Inc. Code of Business Conduct for Employees, Executive Officers and Directors(2)

21.1#	Subsidiaries of Registrant

23.1#	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description of Document

23.2#	Consent of Ernst & Young LLP, Registered Public Accounting Firm

24.1#	Power of Attorney included on the signature pages hereto

31.1¿	Section 302 Certification of principal executive officer.

31.2¿	Section 302 Certification of principal financial officer.

32.1¿ ‡	Section 1350 Certifications of principal executive officer and principal financial officer.

101.INS	XBRL Instance Document (33).

101.SCH	XBRL Taxonomy Extension Schema Document (33).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (33).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (33).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (33).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (33).

*	Management contract or compensation plan or arrangement.
¿	Filed herewith
‡	Furnished herewith
†

Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

#	Previously filed.
(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(2)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 29, 2007.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 13, 2007.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 1, 2007.
(5)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.
(6)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on July 14, 2008.
(7)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on June 26, 2009.
(8)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 26, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 30, 2009.
(10)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 10, 2009.
(11)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on July 26, 2010.
(12)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 22, 2011.
(13)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on November 6, 2013.
(14)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 3, 2011.
(15)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on August 2, 2011.
(16)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 17, 2012.
(17)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 15, 2011.
(18)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 12, 2012.
(19)	Incorporated by reference to exhibits to our Registration Statement on Form S-3 filed on June 26, 2012 (File No. 333-182341).
(20)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 22, 2013.
(21)	Incorporated by reference to our Quarterly Report on Form 10-Q/A (File No. 000-51820) as filed with the SEC on October 23, 2013.
(22)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 25, 2014.
(23)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 17, 2015.
(24)	Incorporated by reference to our Quarterly Report on Form 10-Q/A (File No. 000-51820) as filed with the SEC on December 10, 2014
(25)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on May 5, 2014.
(26)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 13, 2015.
(27)	Incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-51820) as filed with the SEC on August 5, 2015.

(28)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on September 28, 2015.
(29)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 22, 2015.
(30)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-205860) as filed with the SEC on July 24, 2015.
(31)	Incorporated by reference to our Registration Statement on Form S-8 (File No. 333-207585) as filed with the SEC on October 23, 2015.
(32)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on March 24, 2016.
(33)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 28, 2016.