Form 10-Q
period 2016-03-31
Alexza Pharmaceuticals Inc.
filed 2016-05-13
CIK 1344413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Total number of shares of common stock outstanding as of May 11, 2016: 21,750,615.

ALEXZA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31,	December 31,
	2016	2015(1)
ASSETS
Current assets:
Cash and cash equivalents	$4,502	$7,755
Receivables	8	—
Prepaid expenses and other current assets	2,933	3,237
Total current assets	7,443	10,992
Property and equipment, net	2,749	3,320
Other assets	391	419
Total assets	$10,583	$14,731
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$851	$442
Accrued clinical trial liabilities	179	178
Other accrued liabilities	8,133	6,990
Current portion of contingent consideration liability	1,100	900
Financing obligations, net of $1,047 and $5,034 debt discounts as of March 31, 2016 and December 31, 2015, respectively	47,953	46,840
Current portion of deferred revenues	2,136	2,848
Total current liabilities	60,352	58,198
Deferred rent	3,066	3,412
Noncurrent portion of contingent consideration liability	1,500	1,900
Noncurrent portion of financing obligations	20,000	21,127
Other noncurrent liabilities	—	1,752
Stockholders’ (deficit):
Preferred stock	—	—
Common Stock	2	2
Additional paid-in capital	361,295	360,610
Accumulated other comprehensive (loss) income	—	—
Accumulated deficit	(435,632)	(432,270)
Total stockholders’ deficit	(74,335)	(71,658)
Total liabilities and stockholders’ deficit	$10,583	$14,731

(1)	The condensed consolidated balance sheet at December 31, 2015 has been derived from audited consolidated financial statements at that date.

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenue
Collaboration revenue	$720	$618
Product sales	—	87
Total revenues	720	705
Cost of goods sold	945	6,147
Research and development	2,438	3,824
General and administrative	2,392	3,737
Total operating expenses	5,775	13,708
Loss from operations	(5,055)	(13,003)
Change in fair value of contingent consideration liability	200	14,833
Gain on restructuring of financing obligations	2,506	—
Gain on fair value of inventory received resulting from restructuring of financing obligations	945	—
Interest and other income/expense, net	2	(5)
Interest expense	(1,960)	(2,229)
Net loss	$(3,362)	$(404)
Net loss per share - basic and diluted	$(0.16)	$(0.02)
Shares used to compute net loss per share - basic and diluted	20,807	19,750
Other Comprehensive Loss
Change in unrealized (loss) income on marketable securities	—	2
Comprehensive loss	$(3,362)	$(402)

See accompanying notes to the financial statements.

ALEXZA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(3,362)	$(404)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	110	388
Change in fair value of contingent consideration liability	(200)	(14,833)
Gain on restructuring of financing obligations	(2,506)	-
Gain on fair value of inventory received resulting from restructuring of financing obligations	(945)
Amortization of debt discount, deferred interest	576	642
Amortization of discount on available-for-sale securities	—	50
Depreciation and amortization	571	879
Impairment of property and equipment	—	1,381
Impairment of inventory	945	1,229
Impairment of prepaid expenses	—	1,024
Changes in operating assets and liabilities:
Receivables	(8)	74
Inventory	—	28
Prepaid expenses and other current assets	95	(293)
Other assets	28	165
Accounts payable	409	(234)
Accrued clinical trial expense and other accrued liabilities	1,092	(2,140)
Deferred revenues	(712)	(613)
Other liabilities	(346)	(77)
Net cash used in operating activities	(4,253)	(12,734)
Cash flows from investing activities:
Purchase of available-for-sale securities	—	(5,442)
Maturities of available-for-sale securities	—	13,540
Net cash (used in) provided by investing activities	—	8,098
Cash flows from financing activities:
Payment of contingent payment to Symphony Allegro Holdings, LLC		(867)
Change in restricted cash		1,396
Proceeds from financing obligations	1,000	—
Net cash provided by financing activities	1,000	529
Net decrease in cash and cash equivalents	(3,253)	(4,107)
Cash and cash equivalents at beginning of period	7,755	15,200
Cash and cash equivalents at end of period	$4,502	$11,093

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

As further described under note 13, Subsequent Events, below, on May 9, 2016, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Grupo Ferrer Internacional, S.A., a Spanish sociedad anonima, or Ferrer, and Ferrer Pharma Inc., a Delaware corporation and a wholly owned indirect subsidiary of Ferrer, or Purchaser, and upon the terms and subject to the conditions thereof, Purchaser has agreed to commence a cash tender offer to acquire all of the shares of our common stock (excluding any shares of our common stock held, directly or indirectly, by Ferrer), or the Offer. Following the consummation of the Offer, the Merger Agreement provides that Purchaser will merge with and into us, or the Merger, and we will become a wholly owned subsidiary of Ferrer.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim condensed consolidated financial information. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or any other future year.

The accompanying unaudited condensed consolidated financial statements and notes to condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 28, 2016.

Basis of Consolidation

The unaudited condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

2. Need to Raise Additional Capital

We have incurred significant losses from operations since inception and expect losses to continue for the foreseeable future. As of March 31, 2016, we had cash and cash equivalents of $4,502,000 and a working capital deficiency of $52,909,000. The working capital deficiency is primarily the result of the classification of our royalty securitization financing as a current liability. Our operating and capital plans call for cash expenditures to exceed cash and cash equivalent balances for the next twelve months.

We plan to finance our operations through partnership or licensing collaborations, the sale of equity securities, debt arrangements, a potential sale or disposition of one or more corporate assets or a strategic business combination or partnership, and we have engaged Guggenheim Securities, LLC to assist us in exploring such strategic options to enhance stockholder value. Such funding or potential transaction may not be available or may be on terms that are not favorable to us. Our inability to raise capital as and when needed could have a negative impact on our financial condition and our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. Based on our available cash resources, the additional $2,300,000 drawn in April and May 2016 under that certain promissory note we issued to

Ferrer as amended, or the Ferrer Note, and our expected cash usage, we estimate that we have sufficient capital resources to meet our anticipated cash needs until the end of June 2016.

In February 2016, we entered into a definitive agreement with Teva Pharmaceuticals USA, Inc. or Teva, whereby (i) we reacquired the ADASUVE commercial U.S. rights that we had licensed to Teva under that certain License and Collaboration Agreement we executed with Teva in May 2013, or the Teva Amendment, and (ii) restructured our obligations under the outstanding convertible promissory note from Teva, or the Amended Teva Note. The Teva Amendment is intended to allow us to continue to provide ADASUVE product to patients and health care providers either on our own or through another unaffiliated partner, at which time all Teva license rights to ADASUVE would terminate. The Amended Teva Note, provided for (i) the issuance of 2,172,886 shares of our common stock to Teva pursuant to a stock issuance agreement as consideration for a reduction in the outstanding balance of the Amended Teva Note by $5,000,000 and forgiveness of all accrued and unpaid interest under the Amended Teva Note; (ii) the contingent repayment of remaining $20,000,000 outstanding balance of the Amended Teva Note in four annual consecutive payments of $5,000,000 beginning on January 31 of the first calendar year following the calendar year in which the aggregate annual net sales of ADASUVE and any other Staccato enabled products first reach $50,000,000 in the United States; (iii) the elimination of the conversion feature and (iv) the prepayment of the outstanding balance of the Amended Teva Note at any time without penalty. Refer to Note 8 - Financing Obligations for further discussion on the Teva Note.

As further described under note 13, Subsequent Events, below, on May 9, 2016, we entered into the Merger Agreement pursuant to which  Purchaser  has agreed to commence a cash  tender  offer  to acquire all of the shares of our common stock (excluding  any  shares  of  our  common  stock  held,  directly  or  indirectly,  by  Ferrer)  pursuant  to  the  Offer. Following the consummation of the Offer, the Merger Agreement provides that Purchaser will merge with and into us in the Merger, and we will become a wholly owned subsidiary of Ferrer. There can be no assurance that the Offer or the Merger will be consummated.

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

We recognize product revenue as follows:

•

Persuasive Evidence of an Arrangement. We currently sell product through a license and supply agreement with our collaborator, Ferrer. Persuasive evidence of an arrangement is generally determined by the receipt of an approved purchase order from the collaborator in connection with the terms of the license and supply agreement.

•

Delivery. Typically, ownership of the product passes to the collaborator upon shipment. Our current license and supply agreement also provides Ferrer with an acceptance period during which they may reject any product which does not conform to agreed-upon specifications. Because ADASUVE is a new product, a new technology and our first product to be commercialized, and because we do not have a history of producing product to collaborator specifications, we will not consider delivery to have occurred until after the collaborator acceptance period has ended or the collaborator has positively accepted the product. Once we have demonstrated over the course of time an ability to reliably produce the product to collaborator specifications, we will consider delivery to have occurred upon shipment in the absence of any other relevant shipment or acceptance terms.

•

Sales Price Fixed or Determinable. Sales prices for product shipments are determined by the license and supply agreement and documented in the purchase orders. After the collaborator acceptance period has ended or the collaborator has positively accepted the product, our collaborator does not have any product return or replacement rights, including for expired products.

•

Collectability. Payment for the product is contractually obligated under the license and supply agreement. We will monitor payment histories for our collaborator and specific issues as they arise to determine whether collection is probable for a specific transaction and defer revenue as necessary.

Royalty revenue from our collaboration agreement will be recognized as we receive information from our collaborator regarding product sales and collectability is reasonably assured.

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

In February 2016, we reacquired the ADASUVE commercial U.S. rights under the Teva Amendment through an exclusive, royalty-free sub-license arrangement in exchange for the termination of all future milestone and royalty obligations that Teva had under the original agreement. As part of this exchange, all remaining ADASUVE inventory held by Teva was transferred to us along with a right to resell such inventory for up to one year. The Teva Amendment is intended to allow us to continue to provide ADASUVE product to patients and health care providers either on our own or through another unaffiliated partner, at which time the all Teva license rights to ADASUVE would terminate. We accounted for the sub-license rights and the receipt of inventory under ASC 845, Nonmonetary Transaction. We concluded that the cost of the inventory transferred to us shall be based on the fair value of the inventory received as its fair value is more clearly evident than the fair value of the future milestone and royalty obligations relinquished. The fair value of the inventory received was determined to be $945,000 with an offsetting gain on exchange that is reflected as a non-operating line item within our consolidated statements of loss and comprehensive loss. However, given our continued operating losses, the uncertainty of when we will resume commercial production, the limited ability to sell the inventory, the twelve-month expiration of this inventory, and our ability to continue as a going concern, we subsequently fully impaired the inventory we received by recording a $945,000, or $0.05 per share, impairment charge that was included in our cost of goods sold within our consolidated statements of loss and comprehensive loss for the three months ended March 31, 2016. Our inventory was fully reserved as of December 31, 2015 and March 31, 2016.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued the Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under the current guidance. Refer to Note 2 – Need to Raise Additional Capital regarding our discussion on our ability to continue as a going concern.

In May 2014, the Financial Accounting Standards Board issued the ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The standard will be effective for public entities for annual and interim periods beginning after December 15, 2017. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Entities electing the full retrospective adoption will apply the standard to each period presented in the financial statements. This means that entities will have to apply the new guidance as if it had been in effect since the inception of all its contracts with customers presented in the financial statements. Entities that elect the modified retrospective approach will apply the guidance retrospectively only to the most current period presented in the financial statements. This means that entities will have to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings at the date of initial application. The new revenue standard will be applied to contracts that are in progress at the date of initial application.

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This guidance has no material impact on the results of our consolidated financial position, results of operations and cash flows. We have presented our financing obligations net of the related debt issuance costs as of March 31, 2016 and December 31, 2015.

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

The following table represents the fair value hierarchy for our financial assets (cash equivalents, marketable securities and restricted cash) by major security type and contingent consideration liability measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$4,408	$—	$—	$4,408
Total assets	$4,408	$—	$—	$4,408
Liabilities
Contingent consideration liability	$—	$—	$2,600	$2,600
Total liabilities	$—	$—	$2,600	$2,600

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$6,806	$—	$—	$6,806
Total assets	$6,806	$—	$—	$6,806
Liabilities
Contingent consideration liability	$—	$—	$2,800	$2,800
Total liabilities	$—	$—	$2,800	$2,800

Cash equivalents and marketable securities

The amortized cost, fair value and unrealized gain/(loss) for our financial assets by major security type as of March 31, 2015 and December 31, 2015 are as follows (in thousands):

	Amortized		Unrealized
March 31, 2016	Cost	Fair Value	Gain/(Loss)
Money market funds	$4,408	$4,408	$—
Total	4,408	4,408	—
Less amounts classified as cash equivalents	(4,408)	(4,408)	—
Total marketable securities	$—	$—	$—

	Amortized		Unrealized
December 31, 2015	Cost	Fair Value	Gain/(Loss)
Money market funds	$6,806	$6,806	$—
Total	6,806	6,806	—
Less amounts classified as cash equivalents	(6,806)	(6,806)	—
Total marketable securities	$—	$—	$—

We had no sales of marketable securities during the three months ended March 31, 2016 or 2015.

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

The projected cash flow assumptions for ADASUVE in the United States are based on internally and externally developed product sales forecasts. The timing and extent of the projected cash flows for ADASUVE for the territories in which ADASUVE is licensed to Ferrer, or the Ferrer Territories are based on a Collaboration, License and Supply Agreement we executed with Ferrer in October 2011, or the Ferrer Agreement. The timing and extent of the projected cash flows for the remaining territories for ADASUVE and worldwide territories for AZ-002 and AZ-104 were based on internal estimates for potential milestones and multiple product royalty scenarios and are also consistent in structure to the most recently negotiated collaboration agreements.

We then assigned a probability to each of the cash flow scenarios based on several factors, including: the product candidate’s stage of development, preclinical and clinical results, technological risk related to the successful development of the different drug candidates, estimated market size, market risk and potential collaboration interest to determine a risk adjusted weighted average cash flow based on all of these scenarios. These probability and risk adjusted weighted average cash flows were then discounted utilizing our estimated weighted average cost of capital, or WACC. Our WACC considered our cash position, competition, risk of substitute products, and risk associated with the financing of the development projects. We have used a discount rate of 20% since the fourth quarter of 2014 to reflect our current estimated WACC based on our current financial condition, market capitalization and our estimated increase in borrowing costs.

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

During the three months ended March 31, 2016, we updated the discounted cash flow model to reflect adjusted U.S. ADASUVE milestones and royalties with any future U.S. collaborator and adjusted sales milestones for ADASUVE in the Ferrer Territories. These changes resulted in our recognizing a non-operating, non-cash gain of $200,000, or $0.009 per share during the three months ended March 31, 2016.

During the three months ended March 31, 2015, we updated the discounted cash flow model to reflect adjusted ADASUVE sales projections and the projected timing of the receipt of certain milestone payments. As part of this process, we received updated projections from our collaboration partners in late March, 2015 that indicated sales of ADASUVE would be lower in 2015 and 2016 than had been anticipated in the various projections and scenarios used to estimate the contingent consideration liability in previous periods. As a result of these lower projected sales and the decision to suspend our commercial production operations (see Note 12), we reevaluated the rate at which we believe sales will increase, the amount of peak sales, the period of time it will take to reach peak sales, the number of years at which peak sales would be achieved, and the related impact on the amount and timing of related royalties and milestones to be received. This evaluation resulted in a decrease to projected sales and the related milestones and royalties under the high, medium, and low sales scenarios and a heavier weighting to the lower sales scenario. These changes on the discounted cash flow model resulted in a decrease to our net loss of $14,833,000, or $0.75 per share, for the three months ended March 31, 2015. A payment of $867,000 was made during the same period to the former Allegro stockholders.

The following table represents a reconciliation of the change in the fair value measurement of the contingent consideration liability for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Beginning balance	$2,800	$30,800
Payments made	—	(867)
Adjustments to fair value measurement	(200)	(14,833)
Ending balance	$2,600	$15,100

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

At March 31, 2016 and December 31, 2015, the estimated fair value of our financing obligations was $50,028,000 and $52,151,000, respectively, and had book values of $67,953,000 and $67,967,000, respectively. Our payment commitments associated with these debt instruments may vary with changes in interest rates and are comprised of interest payments and principal payments. The estimated fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. In addition, the fair value of our royalty securitization financing will be affected by the timing and amount of U.S. ADASUVE royalties and milestones.

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

The following table sets forth the summary of option activity under our share-based compensation plans (the 2015 Plan, the 2005 Equity Incentive Plan, the 2015 Directors’ Plan and the 2005 Non-Employee Directors’ Stock Option Plan) for the three months ended March 31, 2016:

	Outstanding Options
	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2016	2,326,401	$4.23
Options granted	27,500	0.69
Options exercised	—	—
Options forfeited	—	—
Options cancelled	(214,482)	(9.73)
Outstanding at March 31, 2016	2,139,419	$3.64

There were no options exercised during the three months ended March 31, 2016 and 2015.

The following table sets forth the summary of restricted stock units, or RSUs, activity under our share-based compensation plans for the three months ended March 31, 2016:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2016	36,950	$4.67
Granted	—	—
Released	—	—
Forfeited	(3,250)	4.67
Outstanding at March 31, 2016	33,700	$4.67

At March 31, 2016, RSUs to purchase 13,725 shares of common stock were vested but unreleased. These RSUs will be released upon opening of the trading window.

As of March 31, 2016, 2,683,289 and 410,000 shares remained available for issuance under the 2015 Plan and the 2015 Directors’ Plan, respectively.

2015 Employee Stock Purchase Plan

In April 2015, our Board of Directors adopted the 2015 Employee Stock Purchase Plan, or 2015 ESPP, and authorized for issuance thereunder (i) an additional 500,000 shares of our common stock plus (ii) the 128,249 additional shares, that remained available for issuance under our previous employee stock purchase plan after all outstanding purchase rights under such plan were exercised in October 2015. The 2015 ESPP allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The terms of any offering period under the 2015 ESPP will be determined by our Board of Directors. Purchases are generally made on the last trading day of each November and May. Employees may purchase shares at each purchase date at 85% of the market value of our common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower. Our previous employee stock purchase plan remained in effect until the conclusion of our previous offering, which concluded in October 2015.

As of March 31, 2016, 628,249 shares were available for issuance under the 2015 ESPP.

6. Share-Based Compensation

Employee Share-Based Awards

Compensation cost for employee share-based awards is based on the grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. We issue employee share-based awards in the form of stock options and restricted stock units under our equity incentive plans, and stock purchase rights under the 2015 ESPP (see Note 5).

Valuation of Stock Options, Stock Purchase Rights and Restricted Stock Units

During the three months ended March 31, 2016 and 2015, the per share weighted average fair value of employee stock options granted were as follows:

	Three Months Ended
	March 31,
	2016	2015
Stock Options	$0.44	$1.29
Restricted Stock Units	—	—
Stock Purchase Rights	0.41	0.67

The estimated grant date fair values of the stock options and stock purchase rights were calculated using the Black-Scholes valuation model, and the following weighted average assumptions:

	Three Months Ended
	March 31,
	2016	2015
Stock Option Plans
Weighted-average expected term	5.0 Years	5.0 Years
Expected volatility	80%	85%
Risk-free interest rate	1.52%	1.40%
Dividend yield	0%	0%

Employee Stock Purchase Plan
Weighted-average expected term	0.6 Years	0.5 Years
Expected volatility	75%	60%
Risk-free interest rate	0.33%	1.62%
Dividend yield	0%	0%

The estimated fair value of restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. Our estimate assumes no dividends will be paid prior to the vesting of the restricted stock unit.

As of March 31, 2016, there was $1,478,000, $70,000, and $1,000 of total unrecognized compensation expense related to unvested stock option awards, unvested restricted stock units and stock purchase rights, respectively, which are expected to be recognized over a weighted average period of 2.8 years, 1.0 years, and 0.02 years, respectively.

We had no share-based compensation capitalized at March 31, 2016 and it was immaterial at March 31, 2015.

7. Net Loss per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The following items were excluded in the net loss per share calculation for the three months ended March 31, 2016 and 2015 because the inclusion of such items would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2016	2015
Stock Options	2,168,917	1,913,263
Restricted stock units	48,745	79,588
Warrants to purchase common stock	5,688,278	5,918,943
Convertible debt	4,422,222	5,382,363

8. Financing Obligations

Teva Pharmaceuticals USA, Inc.

In May 2013, concurrent with our execution of a License and Collaboration Agreement with Teva, or the Teva Agreement (refer to Note 9 – License Agreements), we entered into a Convertible Promissory Note and Agreement to Lend with Teva, or the Teva Note. Under the terms of the Teva Note, we had the ability, upon written notice to Teva, to draw upon the Teva Note to fund agreed operating budgets related to ADASUVE. As of December 31, 2015, the aggregate drawdowns totaled $25,000,000 and are due and payable, together with all interest, on the fifth anniversary of the signing of the Teva Note. Under the Teva Note, at any time prior to five days before the maturity date, Teva has the right to convert the then outstanding amounts into shares of our common stock at a conversion price of $4.4833 per share. The Teva Note bears simple interest of 4% per year.

At the time of the drawdowns, the contractual conversion price was less than the value of our common stock. As a result, at each draw down date, we calculated the value of the beneficial conversion feature of the convertible note and recorded an increase to additional paid-in-capital and a discount on the Teva Note which was being amortized to interest expense over the life of the borrowing. Additionally, at each draw, we reclassified the relative portion of the unamortized right-to-borrow asset, classified as an Other Asset, against the Teva Note, which was also being amortized to interest expense over the life of the borrowing.

As we drew on the Teva Note, the relative portion of the unamortized right-to-borrow was accounted for as a discount on the borrowing and was amortized to interest expense over the life of the borrowing. The right-to-borrow asset had been fully reclassified against the Teva Note in 2014.

In February 2016, we entered into the Amended Teva Note, which provided for (i) the issuance of 2,172,886 shares of our common stock to Teva pursuant to a stock issuance agreement as consideration for a reduction in the outstanding balance of the Amended Teva Note by $5,000,000 and forgiveness of all accrued and unpaid interest under the Amended Teva Note; (ii) the contingent repayment of the remaining $20,000,000 outstanding balance of the Amended Teva Note in four annual consecutive payments of $5,000,000 on January 31 of the calendar year following the calendar year in which the aggregate annual net sales of ADASUVE and any other Staccato enabled products first reach $50,000,000 in the United States; and (iii) we may prepay the outstanding balance of the Amended Teva Note. We assessed the note restructuring under ASC 470, Debt, and concluded that the transaction qualified as a troubled debt restructuring as defined by the accounting literature, as we are experiencing financial difficulty and the Amended Teva Note contained a concession through a reduction in the effective interest rate from 5.2 percent to zero percent. At the date of restructuring, the carrying amount of the Teva Note was $23,081,000. As the restructuring involved a partial settlement by us granting Teva an equity interest and a modification of the terms of the remaining Teva Note, we reduced the carrying amount of the Amended Teva Note by $575,000, which represents the fair value of the 2,172,886 shares of our common stock granted to Teva based on the $0.28 per share price as of the restructuring date, net of $33,000 in direct issuance costs. The remaining carrying amount of $22,506,000 was then written down to $20,000,000, which represents the total future undiscounted cash payments of the Amended Teva Note and consist entirely of the contingent repayments, resulting in a restructuring gain of $2,506,000, or $0.12 per share as reflected on our consolidated statements of loss and comprehensive loss. The remaining outstanding balance of $20,000,000 of the Amended Teva Note is classified as a non-current liability as of March 31, 2016.

Royalty Securitization Financing

In March 2014, we completed a royalty securitization financing, or the royalty securitization financing, which consisted of a private placement to qualified institutional investors of $45,000,000 of non-recourse notes, or the Notes, issued by Atlas U.S. Royalty,

LLC, a Delaware limited liability company and our wholly-owned subsidiary, or Atlas, and warrants to purchase 345,661 shares of our common stock at a price of $0.01 per share exercisable for five years from the date of issuance, or the 2014 Warrants. The Notes bear interest at 12.25% per annum payable quarterly beginning June 15, 2014. All U.S. ADASUVE royalty and milestone payments, after paying interest, administrative fees, and any applicable taxes, will be applied to principal and interest payments on the Notes until the Notes have been paid in full.

From the proceeds of the transaction, we established a $6,890,000 interest reserve account, which is classified as a noncurrent asset, to cover any potential shortfall in interest payments. The interest reserve account was fully utilized in 2015 to pay for interest related to our royalty securitization financing.

In connection with our royalty securitization financing, we sold and contributed to Atlas all of our rights to U.S. ADASUVE royalty and milestone payments. The Notes are secured by all of the assets of Atlas (including the right to receive royalty and milestone payments based on commercial sales of ADASUVE in the U.S.) and our equity ownership in Atlas. The Notes have no other recourse to us. The Notes may not be redeemed at our option until after March 18, 2016, and may be redeemed after that date subject to the achievement of certain milestones and the payment of a redemption premium for any redemption occurring prior to March 19, 2019. The Notes are not convertible into Alexza equity, nor have we guaranteed them.

In connection with the execution of the Merger Agreement, the holders of the Notes each entered into a participation agreement with Atlas pursuant to which Atlas agreed to grant to the holders of the Notes contractual rights to receive payments from Atlas upon the receipt of certain payments and achievement of certain milestones in respect of the commercialization of ADASUVE within the Unites States.

We valued the 2014 Warrants utilizing the Black-Scholes valuation model with an assumed volatility of 87%, an estimated life of 5 years, a 1.54% risk-free interest rate and a dividend rate of 0%. The total value of the 2014 Warrants, $1,721,000, was recognized as an increase to additional paid in capital and as a discount to the Notes. The discount on the Notes is being amortized into interest expense over five-years. We incurred total fees and expenses of $4,171,000, which we recorded as a noncurrent Other Asset, and are amortizing into interest expense over a five-year period.

In the fourth quarter of 2015, we did not make the quarterly interest payment due on December 15, 2015 for the Notes.  As a result, we received a notice of event of default from the trustee. The aggregate interest payments that were in default were approximately $4,262,000, which includes the interest due and payable since September 15, 2015. In January 2016, we entered into a forbearance agreement with the holders of the Notes whereby such holders would generally forbear from delivering an acceleration notice and exercising other remedies under the Notes for thirty day renewing periods through June 15, 2016. In connection with the execution of the Merger Agreement, we entered into a Forbearance and Waiver Agreement, or the Second Forbearance Agreement, with Atlas, Purchaser and the holders of the 2014 Warrants and the Notes. Pursuant to the terms of  the Second Forbearance Agreement, the holders of the Notes agreed (i) to forbear on exercising all rights and remedies under that certain Indenture by and between Atlas and U.S. Bank National Association, as the trustee, or the Indenture, and the other documentation  relating  to the Notes and  Atlas through  the earlier  of November  9, 2016 (subject to extension under certain circumstances) and the termination  of the Merger Agreement and (ii) to ratify certain amendments to the Teva Agreement. Pursuant to the terms of the Second Forbearance Agreement, the holders of the Notes also agreed to the cancellation of the Notes and the discharge of the Indenture in connection with the consummation of the Offer and to take any and all actions necessary to effect the foregoing.   In addition, the holders of the 2014 Warrants agreed to the treatment of the 2014 Warrants in connection with the Offer as described in the Merger Agreement effective as of the Merger. Each of the holders of the Notes, the holders of the 2014 Warrants, Atlas and us also agreed to certain releases of claims effective upon the consummation of the Offer or, in the case of claims with respect to Purchaser and its affiliates, upon the execution of the Second Forbearance Agreement.

As a result of our default and the short forbearance time period, the principal balance of $45,000,000 and the amortization of the debt discounts of $1,021,000 related to the 2014 Warrants were reclassified from non-current liabilities to current liabilities since the fourth quarter of 2015. Additionally, the deferred interest charges associated with the royalty securitization financing that were being amortized over five years were reclassified from non-current assets to other current assets as of March 31, 2016, consistent with the related debt.

Ferrer Promissory Note

In September 2015, we issued the Ferrer Note to Ferrer. The terms of the Ferrer Note provided that (i) Ferrer would loan us up to $5,000,000 in tranches, (ii) the initial tranche of $3,000,000 was received by us on September 28, 2015, (iii) another tranche of $1,000,000 was received by us on March 21, 2016, (iv) the third tranche of $1,000,000 was received by us on April 15, 2016, (v) interest accrues on the outstanding principal at the rate of 6% per annum, compounded monthly, through May 31, 2016, (vi) all outstanding principal and accrued interest under the Ferrer Note became due and payable upon Ferrer’s demand on May 31, 2016, (vii) we could prepay the Ferrer Note at any time without premium or penalty, and (viii) we issue 125,000 shares of our common stock to Ferrer as partial consideration for the loan. The common stock was issued to Ferrer pursuant to a stock issuance agreement and was not registered at the time of issuance under the Securities Act of 1933, as amended.

On May 9, 2016, we amended and restated the Ferrer Note in order to, among other things (i) increase the maximum principal amount of the Ferrer Note to $6,300,000, (ii) extend the maturity date of the Ferrer Note to September 30, 2016 and (iii) provide for certain events of default under the Ferrer Note in connection with the Merger. As of May 11, 2016, the outstanding principal amount of the Ferrer Note was $6,300,000.

We valued the common stock issued to Ferrer at approximately $144,000 using the closing price of our common stock on the date we issued the stock to Ferrer. Based on the percent of the maximum principal amount of the Ferrer Note drawdown through March 31, 2016, 80% of the value of the common stock issued to Ferrer was proportionately recorded as a discount to the Ferrer Note and 20% was capitalized as a current asset on our consolidated Balance Sheet as of March 31, 2016. With the third tranche and the final tranche of the Ferrer Note drawn in April 2016 and May 2016, respectively, the remaining balance of the capitalized amount will be reclassified as a debt discount against the remaining tranches. The amount of $144,000 is being amortized over the life of the Ferrer Note. The effective interest rate of the Ferrer Note, including the value of the shares issued, is 10.5%.

Future Scheduled Payments

Future scheduled principal payments under our various debt obligations as of March 31, 2016 are as follows (in thousands):

Total
2016 - remaining 9 months	$4,000
2017	—
2018	—
2019	—
Thereafter	20,000
Total	$24,000

The above table excludes the third tranche of $1,000,000 and the final tranche of $1,300,000 from the Ferrer Note that we received in April and May 2016, respectively, plus any payments pursuant to the Notes issued by Atlas, which have a legal maturity date in 2027. The principal payments by Atlas under the royalty securitization financing will be dependent upon the timing and amounts of royalties and milestone payments received from any future U.S. collaborator. We are obligated to repay the remaining $20,000,000 outstanding balance of the Amended Teva Note in four annual consecutive payments of $5,000,000 beginning on January 31 of the first calendar year following the calendar year in which the aggregate annual net sales of ADASUVE and any other Staccato enabled products first reach $50,000,000 in the United States.

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

In June 2015, we entered into another amendment to the Ferrer Agreement. We and Ferrer agreed to: (i) transfer ownership of the MAA to Ferrer, whereby Ferrer becomes responsible for all post-approval requirements of the MAA, including the post-authorization safety study, the drug utilization study and the Phase 3 clinical trial for adolescents and all other related regulatory activities and costs associated with the ADASUVE MAA, (ii) provide Ferrer an option to manufacture ADASUVE in the Ferrer Territories as well as for use by us in territories other than the U.S., Canada, China, Hong Kong, Taiwan and Macao, and if Ferrer does not exercise this option, we have the right to assign the ADASUVE manufacturing right to a third party, subject to Ferrer’s written consent, not to be unreasonably withheld, (iii) eliminate the remaining milestones related to first commercial sales in selected countries, and (iv) provide Ferrer with the right to access technology and develop a Staccato product of their choice to commercialize in the Ferrer Territories, with Ferrer paying a fixed royalty percentage on all sales of new Staccato products developed by Ferrer. The transfer of the MAA for ADASUVE to Ferrer was completed in August 2015.

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

We recognized $712,000 and $612,000 of revenue related to the Ferrer Agreement, as amended, in the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 we had deferred revenue of $2,136,000 related to the Ferrer Agreement, as amended.

Teva Pharmaceuticals USA, Inc.

In May 2013, we entered into the Teva Agreement to provide Teva with an exclusive license to develop and commercialize ADASUVE in the United States.

In February 2016, we entered into the Teva Amendment which is intended to allow us to continue to provide ADASUVE product to patients and health care providers and provides for (i) the transfer of the New Drug Application, or NDA, and related regulatory filings for ADASUVE to us and the assumption of responsibility by us for all regulatory activities related to ADASUVE in the U.S. as soon as practicable; (ii) an exclusive license of Teva intellectual property with respect to ADASUVE, which intellectual property will be assigned to us in connection with a change of control or an exclusive license to ADASUVE in the U.S. from us to a third party; (iii) our undertaking of responsibility for the ADASUVE United States Phase 4 study, product pharmacovigilance, medical services, and REMS compliance, either through Teva’s vendors or a vendor otherwise selected by us; (iv) the transfer from Teva of existing supplies of ADASUVE as well as all commercial, medical and academic materials, documents and relationships; (v) our right to sell Teva-labeled products in accordance with all applicable laws and Teva policies; (vi) the satisfaction and termination of all payment obligations of the parties with respect to the commercialization of ADASUVE except with respect to the Amended Teva

Note and our issuance of 2,172,886 shares of our common stock to Teva; and (vii) a mutual release between the parties with respect to claims under the Teva Agreement.

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

We have contracted with Autoliv, through a third-party supplier, to build one additional manufacturing cell to manufacture chemical heat packages at a cost of approximately $2.4 million, or the New Cell. The New Cell was expected to be installed at Autoliv with the cell currently being utilized by Autoliv, or the Original Cell, to be installed at a second source supplier. Due to the Original Cell no longer being utilized and the uncertainty of the timing of engaging a second source supplier (see Note 12), we recorded additional cost of goods sold of $1,381,000 in the three months ended March 31, 2015 due to the impairment of the Original Cell. The $1,381,000 impairment reduced the carrying amount of this cell to $0, which we believe is the fair value of this equipment and is a level 3 fair value measurement. The equipment is specialized and was developed specifically for the manufacture of ADASUVE and would be of limited, if any, utility to a third-party. Thus, we concluded that given the decreased projections of ADASUVE sales and the related decline in production noted below in Note 12, as well as the limited ability to sell this equipment, that its fair value is $0. The New Cell will be utilized if and when commercial production resumes. We did not record additional impairment charges during the three months ended March 31, 2016.

12. Restructuring

As of December 31, 2015, we completed the commercial production and shipment of all ADASUVE orders received from Teva and Ferrer. With commercial production completed, we suspended our ADASUVE commercial manufacturing operations.

During the fiscal year ended December 31, 2015, we concluded that due to (i) the suspension of the ADASUVE commercial production operations during the third quarter of 2015, (ii) our continued operating losses and poor cash flows, (iii) the uncertainty of when we will resume commercial production, (iv) the limited ability to sell the capitalized equipment, and (v) our basic ability to continue as a going concern,  the carrying amounts of our long-lived assets including the first and second manufacturing cells from Autoliv ASP, Inc., or Autoliv, exceeded their fair values based on a Level 3 fair value measurement. We recognized non-cash impairment charges of approximately $1,381,000 on our long-lived assets, $1,229,000 of related inventory with fixed expiration dates, and $1,024,000 on prepayments made to the supplier of our lower housing assembly for fiscal year 2015. During the fourth quarter of 2015, we had recognized an additional $7,210,000 of impairment charges on our long-lived assets.

We did not record any long-lived asset impairment during the three months ended March 31, 2016.

Due to our reacquisition of the ADASUVE commercial U.S. rights under the Teva Amendment, all remaining ADASUVE inventory held by Teva was transferred to us along with a right to resell such inventory for up to one year. The Teva Amendment is intended to allow us to continue to provide ADASUVE product to patients and health care providers either on our own or through another unaffiliated partner, at which time all Teva license rights to ADASUVE would terminate. We accounted for the sub-license rights and the receipt of inventory under ASC 845, Nonmonetary Transaction. We concluded that the cost of the inventory transferred to us shall be based on the fair value of the inventory received as its fair value is more clearly evident than the fair value of the future milestone and royalty obligations relinquished. The fair value of the inventory was determined to be $945,000 recorded as a gain on exchange that is reflected as a non-operating line item within our consolidated statements of loss and comprehensive loss. However, given our continued operating losses, the uncertainty of when we will resume commercial production, the limited ability to sell the inventory, the twelve-month expiration of this inventory and our ability to continue as a going concern, we subsequently fully impaired the inventory we received by recording a $945,000, or $0.05 per share, impairment charge that was included in our cost of goods sold within our consolidated statements of loss and comprehensive loss. Our inventory was fully reserved as of December 31, 2015 and March 31, 2016.

As part of our restructuring plan, we eliminated 33 employees during 2015. Each affected employee received (i) severance payments equal to three months of salary plus an additional amount equal to one week of salary for each year of Alexza service in excess of five years; and (ii) three months of paid medical insurance premiums and outplacement services, or in total, the Severance Package. In addition, our remaining employees have received notification that their positions may be eliminated. If we are unable to obtain additional financing and further restructure our operations, the remaining employees will receive benefits substantially equivalent to the Severance Package. The aggregate cost of the Severance Package for these employees is being amortized over the period in which the employees are expected to provide service. During the three months ended March 31, 2016, we recognized $235,000 of severance related expenses and none in first quarter of 2015. We have accrued $1,707,000 in severance related expenses as of March 31, 2016.

13. Subsequent Events

On April 15, 2016, we received the third tranche of $1,000,000 from the Ferrer Note. On May 9, 2016, we amended and restated the Ferrer Note in order to, among other things (i) increase  the maximum principal amount of the Ferrer Note to $6,300,000, (ii) extend the maturity date of the Ferrer Note to September 30, 2016, and (iii) provide for certain events of default under the Ferrer Note in connection with the Merger. We received the final tranche of $1,300,000 on May 11, 2016 which brought the principal balance outstanding on the Ferrer Note to $6,300,000.

On May 9, 2016, we entered into the Merger Agreement with Ferrer and Purchaser. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser has agreed to commence the Offer for a purchase price of $0.90 per share, net to the holders thereof in cash, subject to reduction for any applicable withholding taxes in respect thereof, without interest, or the Cash Consideration, plus one contractual contingent value right per share of our common stock, or a CVR, which shall represent the right to receive a pro-rata share of up to four payment categories in an aggregate (i.e., to all CVR holders assuming all four payments are made) maximum amount of $35,000,000 (subject to certain deductions) if certain licensing payments and revenue milestones are achieved and subject to the terms and conditions of the contingent value rights agreement to be entered into by Ferrer and the rights agent thereunder prior to the closing of the Offer, net to the holder thereof in cash, subject to reduction for any applicable withholding taxes in respect thereof, without interest, or together with the Cash Consideration, the Offer Price. On May 9, 2016, both our board of directors and the board of directors of Ferrer approved the terms of the Merger Agreement. Prior to entering into the Merger Agreement, Ferrer was the holder of greater than 10% of our outstanding voting securities and the Ferrer Note and our commercial partner for ADASUVE in the Ferrer Territories.

The consummation of the Offer will be conditioned on (i) at least a number of shares of our common stock having been validly tendered into and not withdrawn from the Offer which equals, when added to any shares of our common stock owned by Ferrer or Purchaser or any of their respective subsidiaries, at least a majority of the then outstanding shares of our common stock, (ii) the accuracy of the representations and warranties contained in the Merger Agreement, subject to certain qualifications, (iii) our performance certain covenants contained in the Merger Agreement, subject to certain conditions, (iv) the Second Forbearance Agreement  continuing in full force and effect, without any default, and performance of any required condition thereunder, as of the closing of the Offer, (v) the aggregate number of shares of our common stock held by persons who properly exercise appraisal rights under Section 262 of the Delaware General Corporate Law represents no more than 20% of the shares of our common stock then outstanding and (vi) other customary conditions. The Offer is not subject to a financing condition.

Following the consummation of the Offer, the Merger Agreement provides that Purchaser will merge with and into us in the Merger, and we will become a wholly owned subsidiary of Ferrer Therapeutics, Inc., a Delaware corporation and subsidiary of Ferrer. In the Merger, each outstanding share of our common stock (other than shares owned by Ferrer, us or Purchaser or any of their direct or indirect wholly owned subsidiaries and shares with respect to which appraisal rights are properly exercised in accordance with Delaware law) will be converted into the right to receive the Offer Price. The consummation of the Merger is subject to certain closing conditions.

The transactions described above are expected to close in the second quarter of 2016 and are subject to customary closing conditions.

In addition, in connection with the transactions contemplated by the Merger Agreement, the vesting of all our unvested options and unvested restricted stock units will be accelerated to be vested in full and, with respect to the options, immediately exercisable at least six days prior to the closing of the Offer.  Any options that are not exercised prior to the closing of the Offer will be cancelled. Additionally, pursuant to the terms of the Merger Agreement, (i) each holder of a warrant originally issued by us on October 5, 2009 or February 23, 2012 will receive a lump-sum cash payment equal to (A) the total number of shares of our common stock issuable to such holder upon the exercise of the applicable warrant, multiplied by (B) the value of such warrant to purchase one share of our common stock, calculated in accordance with Appendix B of such warrant; and (ii) each holder of the 2014 Warrants will receive (A) a lump-sum cash payment equal to (1) the total number of shares of our common stock issuable to such holder upon the exercise of the applicable warrant, multiplied by (2) the excess of (x) the Cash Consideration over (y) the per-share exercise price for such warrant and (B) one CVR for each share of our common stock underlying such warrant.

The Merger Agreement contains customary representations, warranties and covenants of the parties. We have agreed to refrain from engaging in certain activities until the effective time of the Merger. In addition, under the terms of the Merger Agreement, we have agreed not to solicit or support any alternative acquisition proposals, subject to customary exceptions for us to respond to and support unsolicited proposals in the exercise of the fiduciary duties of our board of directors. We are obligated to pay a termination fee of $1,000,000 to Ferrer in certain circumstances following termination of the Merger Agreement.  Additionally, if either we or Ferrer terminate the Merger Agreement in accordance with its terms, then all outstanding unpaid principal and accrued interest owed on the Ferrer Note by us will become immediately due and payable to Ferrer.

In connection with the execution of the Merger Agreement, we entered into the Second Forbearance Agreement with Atlas, Purchaser and the holders of the 2014 Warrants and the Notes. Pursuant to the terms of the Second Forbearance Agreement, the holders of the Notes agreed (i) to forbear on exercising all rights and remedies under the Indenture and the other documentation relating to the Notes and Atlas through the earlier of November 9, 2016 (subject to extension under certain circumstances) and the termination of the Merger Agreement and (ii) to ratify certain amendments to the Teva Agreement.  Pursuant to the terms of the Second Forbearance Agreement, the holders of the Notes also agreed to the cancellation of the Notes and the discharge of the Indenture in connection with the consummation of the Offer and to take any and all actions necessary to effect the foregoing.  In addition, the holders of the 2014 Warrants agreed to the treatment of the 2014 Warrants in connection with the Offer as described in the Merger Agreement effective as of the Merger.  Each of the holders of the Notes, the holders of the 2014 Warrants, Atlas and us also agreed to certain releases of claims effective upon the consummation of the Offer or, in the case of claims with respect to Purchaser and its affiliates, upon the execution of the Second Forbearance Agreement.

In connection with the execution of the Merger Agreement, the holders of the Notes each entered into a participation agreement with Atlas pursuant to which Atlas agreed to grant to the holders of the Notes contractual rights to receive payments from Atlas upon the receipt of certain payments and achievement of certain milestones in respect of the commercialization of ADASUVE within the Unites States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Examples of these statements include, but are not limited to, statements regarding: our ability and the ability of Purchaser and Ferrer to complete the transactions contemplated by the Merger Agreement, including the parties’ ability to satisfy the conditions to the consummation of the Merger, the possibility of any termination of the Merger Agreement and the timing and completion of the Merger, the adequacy of our capital to support our operations through June 2016, the ability of us and our collaborator to effectively and profitably commercialize ADASUVE estimated product revenues and royalties associated with the sales of ADASUVE, the timing of the commercial launch of ADASUVE in various countries, our ability to raise additional funds and the potential terms of such potential financings, our collaborators’ ability to implement and assess the ADASUVE REMS program, the timing and outcome of the ADASUVE post-marketing studies, the prospects of our receiving approval to market ADASUVE in additional Latin American countries, the Commonwealth of Independent States countries and other countries, our ability to identify and complete a new commercial agreement for ADASUVE in the U.S., the efficiencies to be gained by the suspension of certain manufacturing operations, the implications of interim or final results of our other clinical trials, the progress and timing of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, the potential of our product candidates to lead to the development of safe or effective therapies, our ability to enter into collaborations, our future operating expenses, our future losses, our future expenditures and the sufficiency of our cash resources. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

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

We have two product candidates in active development. AZ-002 (Staccato alprazolam) is being developed for the management of epilepsy patients with acute repetitive seizures, sometimes called cluster seizures, or ARS. A Phase 2a proof-of-concept study for AZ-002 in patients with epilepsy was initiated in January 2015. AZ-007 (Staccato zaleplon) is being developed for the treatment of patients with middle of the night insomnia. We do not anticipate further clinical development of AZ-007 without obtaining additional capital resources..

We have retained all rights to the Staccato system and to our product candidates other than ADASUVE and AZ-104 (Staccato loxapine, low-dose). In May 2013, we licensed the exclusive rights for the U.S. markets to commercialize ADASUVE and AZ-104, or the Teva Agreement, to Teva Pharmaceuticals USA, Inc., or Teva. In February 2016, we amended the Teva Agreement, or the Teva Amendment, whereby we reacquired the ADASUVE U.S. commercial rights through an exclusive, royalty-free sub-license arrangement in exchange for the termination of all future milestone and royalty obligations that Teva had under the original agreement. As part of this exchange, all remaining ADASUVE inventory held by Teva was transferred to us along with a right to resell such inventory for up to one year. The Teva Amendment is intended to allow us to continue to provide ADASUVE product to patients and health care providers either on our own or through another unaffiliated partner, at which time all Teva license rights to ADASUVE would terminate.

For Europe, Latin America and the Commonwealth of Independent States countries, or the Ferrer Territories, we have licensed the exclusive rights to commercialize ADASUVE to Grupo Ferrer Internacional S.A., or Ferrer. We intend to develop certain product candidates internally and to identify external resources or collaborators to develop and commercialize other product candidates.

On May 9, 2016, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Ferrer and Ferrer Pharma Inc., a Delaware corporation and a wholly owned indirect subsidiary of Ferrer, or Purchaser, and upon the terms and subject to the conditions thereof, Purchaser has agreed to commence a cash tender offer to acquire all of the shares of our common stock (excluding any shares of our common stock held, directly or indirectly, by Ferrer), or the Offer, for a purchase price of $0.90 per share, net to the holders thereof in cash, subject to reduction for any applicable withholding taxes in respect thereof, without interest, or the Cash Consideration, plus one contractual contingent value right per share of our common stock, or a CVR, which shall represent the right to receive a pro-rata share of up to four payment categories in an aggregate (i.e., to all CVR holders assuming all four payments are made) maximum amount of $35.0 million (subject to certain deductions) if certain licensing payments and revenue milestones are achieved and subject to the terms and conditions of the contingent value rights agreement to be entered into by Ferrer and the rights agent thereunder prior to the closing of the Offer, net to the holder thereof in cash, subject to reduction for any applicable withholding taxes in respect thereof, without interest, or together with the Cash Consideration, the Offer Price. On May 9, 2016, both our board of directors and the board of directors of Ferrer approved the terms of the Merger Agreement. Prior to entering into the Merger Agreement, Ferrer was the holder of greater than 10% of the Company’s outstanding voting securities and the Ferrer Note and our commercial partner for ADASUVE in the Ferrer Territories.

The consummation of the Offer will be conditioned on (i) at least a number of shares of our common stock, having been validly tendered into and not withdrawn from the Offer which equals, when added to any shares of our common stock owned by Ferrer or Purchaser or any of their respective subsidiaries, at least a majority of the then outstanding shares of our common stock, (ii) the accuracy of the representations and warranties contained in the Merger Agreement, subject to certain qualifications, (iii) our performance certain covenants contained in the Merger Agreement, subject to certain conditions, (iv) the Second Forbearance Agreement (as defined below) continuing in full force and effect, without any default, and performance of any required condition thereunder, as of the closing of the Offer, (v) the aggregate number of shares of our common stock held by persons who properly exercise appraisal rights under Section 262 of the Delaware General Corporate Law represents no more than 20% of the shares of our common stock then outstanding and (vi) other customary conditions. The Offer is not subject to a financing condition.

Following the consummation of the Offer, the Merger Agreement provides that Purchaser will merge with and into us in the Merger and we will become a wholly owned subsidiary of Ferrer Therapeutics, Inc., a Delaware corporation and subsidiary of Ferrer. In the Merger, each outstanding share of our common stock (other than shares owned by Ferrer, us or Purchaser or any of their direct or indirect wholly owned subsidiaries and shares with respect to which appraisal rights are properly exercised in accordance with Delaware law) will be converted into the right to receive the Offer Price. The consummation of the Merger is subject to certain closing conditions.

In addition, in connection with the transactions contemplated by the Merger Agreement, the vesting of all our unvested options and unvested restricted stock units will be accelerated to be vested in full and, with respect to the options, immediately exercisable at least six days prior to the closing of the Offer.  Any options that are not exercised prior to the closing of the Offer will be cancelled. Additionally, pursuant to the terms of the Merger Agreement, (i) each holder of a warrant originally issued by us on October 5, 2009 or February 23, 2012 will receive a lump-sum cash payment equal to (A) the total number of shares of our common stock issuable to such holder upon the exercise of the applicable warrant, multiplied by (B) the value of such warrant to purchase one share of our common stock, calculated in accordance with Appendix B of such warrant; and (ii) each holder of a warrant originally issued by us on March 8, 2014, or the 2014 Warrants, will receive (A) a lump-sum cash payment equal to (1) the total number of shares of our common stock issuable to such holder upon the exercise of the applicable warrant, multiplied by (2) the excess of (x) the Cash Consideration over (y) the per-share exercise price for such warrant and (B) one CVR for each share of our common stock underlying such warrant.

The Merger Agreement contains customary representations, warranties and covenants of the parties. We have agreed to refrain from engaging in certain activities until the effective time of the Merger. In addition, under the terms of the Merger Agreement, we have agreed not to solicit or support any alternative acquisition proposals, subject to customary exceptions for us to respond to and support unsolicited proposals in the exercise of the fiduciary duties of our board of directors. We are obligated to pay a termination fee of $1.0 million to Ferrer in certain circumstances following termination of the Merger Agreement.  Additionally, if either the us or Ferrer terminates the Merger Agreement in accordance with its terms, then all outstanding unpaid principal and accrued interest owed on the Ferrer Note by us will become immediately due and payable to Ferrer.

The Merger is expected to close in the second quarter of 2016 and is subject to customary closing conditions. However, we have prepared this Management’s Discussion and Analysis of Financial Condition and Results of Operations and the forward-looking statements contained in this report as if we were going to remain an independent company. If the Merger is consummated, many of the forward-looking statements contained in this report would no longer be applicable.

For more information related to the Merger Agreement, please refer to our May 10, 2016 Current Report on Form 8-K. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to our May 10, 2016 Current Report on Form 8-K.

We believe that, based on our cash and cash equivalent balances at March 31, 2016, the additional $2.3 million drawn in April and May 2016 under that certain promissory note we issued to Ferrer in September 2015, or the Ferrer Note and our expected cash usage, we have sufficient capital resources to meet our anticipated cash needs until the end of June 2016. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. Even if circumstances do not cause us to consume capital significantly faster or slower than we currently anticipate, we may be forced to significantly reduce our operations if our business prospects do not improve. If we are unable to source additional capital, we may be forced to shut down operations altogether.

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

Commercialization Strategy Overview

Our global commercialization strategy for ADASUVE is to use strategic collaborations to commercialize ADASUVE. We currently have one commercialization collaboration with Ferrer for the Ferrer Territories. We have reacquired the commercial rights for ADASUVE in the United States and are working to identify a new commercialization collaboration partner for the United States.  In the interim, we expect to provide product to the customers already purchasing ADASUVE, through distribution systems established by Teva.  The Teva Amendment gives us the ability to promote and distribute ADASUVE under the currently approved label for up to twelve months. We are continuing to seek additional commercialization collaborations to commercialize ADASUVE in the United States and countries outside the Ferrer Territories.

In December 2012, the FDA approved our NDA for Staccato loxapine, as ADASUVE (loxapine) Inhalation Powder 10 mg for the acute treatment of agitation associated with schizophrenia or bipolar disorder in adults. In the United States, ADASUVE must be administered only in healthcare facilities enrolled in the ADASUVE REMS program that have immediate access on-site to equipment and personnel trained to manage acute bronchospasm, including advanced airway management (intubation and mechanical ventilation). In connection with our reacquisition of the ADASUVE commercial U.S. rights, the ADASUVE NDA and other related regulatory documents were transferred to us and we have primary responsibility for all regulatory activities and requirements.  In December 2015, a supplemental New Drug Application or sNDA was submitted to the FDA, seeking certain changes in the product labeling and REMS.  The review period for this sNDA is projected to be six months.

In February 2013, the EC granted marketing authorization for ADASUVE in the EU. ADASUVE, 4.5 mg and 9.1 mg inhalation powder loxapine, pre-dispensed, is authorized in the EU for the rapid control of mild-to-moderate agitation in adult patients with schizophrenia or bipolar disorder. The ADASUVE marketing authorization requires that patients receive regular treatment immediately after control of acute agitation symptoms, and that ADASUVE is administered only in a hospital setting under the supervision of a healthcare professional. The ADASUVE marketing authorization also states that a short- acting beta-agonist bronchodilator treatment should be available for treatment of possible severe respiratory side-effects, such as bronchospasm. The marketing authorization for ADASUVE is valid in all 28 EU Member States, plus Iceland, Liechtenstein and Norway. Beginning in August 2014, Ferrer began to receive individual country approvals in Latin America. As of May 6, 2016, Ferrer or its distributors currently markets ADASUVE in twenty-one countries of the Ferrer Territories. Ferrer has also received approval to market ADASUVE in ten additional Latin American countries. We expect Ferrer will launch in a number of European countries through 2016. In Latin America, we expect Ferrer will continue to work on product regulatory approvals and launch in already approved countries throughout 2016.

Until June 2015, we had primary responsibility for certain post-approval requirements outlined in the marketing authorisation for ADASUVE. Two of the five requirements have been completed and the data submitted to the European Medicines Agency, or the EMA. Work on the three additional requirements is ongoing. In June 2015, Ferrer assumed responsibility for these post-approval responsibilities.

Commercialization Strategy — Other Countries

We continue to seek additional strategic collaborators to commercialize ADASUVE in the United States and countries outside the Ferrer Territories.

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

The ability to treat quickly is clinically important to potentially prevent an epileptic event from evolving into status epilepticus or causing other serious complications. We believe a product that can be administered in the home setting to effectively treat ARS may result in avoiding a trip to the hospital for treatment or diminishing the need to use the rectal formulation of diazepam.

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

Financing update

In September 2015, we issued the Ferrer Note to Ferrer. The terms of the Ferrer Note provided that (i) Ferrer would loan us up to $5.0 million in tranches, (ii) the initial tranche of $3.0 million was received by us on September 28, 2015, (iii) another tranche of $1.0 million was received by us on March 21, 2016, (iv) the third tranche of $1.0 million was received by us on April 15, 2016, (v) interest accrues on the outstanding principal at the rate of 6% per annum, compounded monthly, through May 31, 2016, (vi) all outstanding principal and accrued interest under the Ferrer Note became due and payable upon Ferrer’s demand on May 31, 2016, (vii) we could prepay the Ferrer Note at any time without premium or penalty, and (viii) we issue 125,000 shares of our common stock to Ferrer as partial consideration for the loan. The common stock was issued to Ferrer pursuant to a stock issuance agreement and was not registered at the time of issuance under the Securities Act of 1933, as amended. On May 9, 2016 in connection with our execution of the Merger Agreement, we amended and restated the Ferrer Note in order to, among other things (i) increase the maximum principal amount of the Ferrer Note to $6.3 million, (ii) extend the maturity date of the Ferrer Note to September 30, 2016 and (iii) provide for certain events of default under the Ferrer Note in connection with the Merger. As of May 11, 2016, the outstanding principal amount of the Ferrer Note was $6.3 million.

In May 2013, we entered into a Convertible Promissory Note and Agreement to Lend, between us and Teva, or the Teva Note, pursuant to which we had the ability, upon written notice to Teva, to draw upon the Teva Note to fund agreed operating budgets related to ADASUVE. As of December 31, 2014, the aggregate drawdowns totaled $25.0 million.  In February 2016, we entered into an amendment to the Teva Note, or the Amended Teva Note. The Amended Teva Note provided that (i) we issue  2,172,886 shares of our common stock to Teva pursuant to a stock issuance agreement as consideration for a reduction in the outstanding balance of the Amended Teva Note by $5.0 million and forgiveness of all accrued and unpaid interest under the Amended Teva Note, (ii) we are obligated to repay the remaining $20.0 million outstanding balance of the Amended Teva Note in four annual consecutive payments of $5.0 million beginning in the first calendar year following the calendar year in which the aggregate annual net sales of ADASUVE and any other Staccato enabled products first reach $50.0 million in the United States, and (iii) we may prepay the outstanding balance of the Amended Teva Note.

In the fourth quarter of 2015, we did not make the quarterly interest payment due on December 15, 2015 for the non-recourse notes issued by Atlas in connection with our royalty securitization financing, or the Notes.  As a result, we received a notice of event of default from the trustee. The aggregate interest payments that were in default were approximately $4.2 million, which includes the interest due and payable since September 15, 2015. In January 2016, we entered into a forbearance agreement with the holders of the Notes whereby such holders would generally forbear from delivering an acceleration notice and exercising other remedies under the Notes for thirty day renewing periods through June 15, 2016. As a result of our default and the short forbearance time period, the principal balance of $45.0 million and the amortization of the debt discounts of $1.0 million related to the 2014 Warrants were reclassified from non-current liabilities to current liabilities since the fourth quarter of 2015. Additionally, the deferred interest charges associated with the royalty securitization financing that were being amortized over five years were reclassified from non-current assets to other current assets as of March 31, 2016 consistent with the related debt. In connection with the execution of the Merger Agreement, we entered into a Forbearance and Waiver Agreement, or the Second Forbearance Agreement with Atlas U.S. Royalty, LLC, a Delaware limited liability company and our wholly-owned subsidiary, or Atlas, Purchaser and the holders of the 2014 Warrants and the Notes. Pursuant to the terms of the Second Forbearance Agreement, the holders of the Notes agreed (i) to forbear on exercising all rights and remedies under that certain Indenture by and between Atlas and U.S. Bank National Association, as the trustee, or the Indenture, and the other documentation relating to the Notes and Atlas through the earlier of November 9, 2016 (subject to extension under certain circumstances) and the termination of the Merger Agreement and (ii) to ratify certain amendments to the Teva Agreement. Pursuant to the terms of the Second Forbearance Agreement, the holders of the Notes also agreed to the cancellation of the Notes and the discharge of the Indenture in connection with the consummation of the Offer and to take any and all actions necessary to effect the foregoing.  In addition, the holders of the 2014 Warrants agreed to the treatment of the 2014 Warrants in connection with the Offer as described in the Merger Agreement effective as of the Merger.  Each of the holders of the Notes, the holders of the 2014 Warrants, Atlas and us also agreed to certain releases of claims effective upon the consummation of the Offer or, in the case of claims with respect to Purchaser and its affiliates, upon the execution of the Second Forbearance Agreement.

In connection with the execution of the Merger Agreement, the holders of the Notes each entered into a participation agreement with Atlas pursuant to which Atlas agreed to grant to the holders of the Notes contractual rights to receive payments from Atlas upon the receipt of certain payments and achievement of certain milestones in respect of the commercialization of ADASUVE within the Unites States.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

Revenue

Revenues for the three months ended March 31, 2016 and 2015 were:

	Three Months Ended
	March 31,
	2016	2015
Product revenue	$—	$87
Amortization of deferred revenue	712	613
Royalty revenue	8	5
Total revenue	$720	$705

Product Revenue We began shipping commercial units and recognizing revenue on ADASUVE product shipments to Ferrer in the second quarter of 2013 and to Teva in the fourth quarter of 2013. We suspended our commercial production of ADASUVE in the third quarter of 2015. We have fulfilled all of the orders we received from Teva and Ferrer for commercial units of ADASUVE for the near and medium term and we are uncertain of when we will resume production. Accordingly, no additional revenue related to product shipments is expected to be earned beginning in the first quarter of 2016. If we contract with a third party to assume production responsibilities for ADASUVE, we may not recognize any future ADASUVE product revenue.

Amortization of Deferred Revenues The upfront payments received from a Collaboration, License and Supply Agreement we executed with Ferrer in October 2011, or the Ferrer Agreement, are recognized as revenue over the period in which we complete our obligations under the Ferrer Agreement. The amount amortized can vary based on changes of the expected timing to complete our obligation and the receipt of any further upfront payments. Due to the amendment of the Ferrer Agreement, we accelerated the amortization period of the upfront payments for revenue recognition starting in June 2015 to December 2015 resulting in an increase in amortization of deferred revenue as compared to 2014. This reflects the potential period in which the technology transfer would occur for manufacturing capabilities. Prior to the amendment of the Ferrer Agreement, the estimated amortization periods ended March 2017.

Milestone Revenue There were no milestone revenues earned during the three months ended March 31, 2016 and 2015.

Royalty Revenue Royalty revenue was earned under the Teva Agreement for sales of ADASUVE in the U.S. Teva commercially launched ADASUVE in March 2014. We have reacquired the ADASUVE U.S. commercial rights and will not receive any future royalties under the Teva Agreement after the first quarter of 2016.

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

In February 2016, we entered into the Teva Amendment, whereby we reacquired the ADASUVE commercial U.S. rights. As part of this exchange, all remaining ADASUVE inventory held by Teva was transferred to us along with a right to resell such inventory for up to one year. The Teva Amendment is intended to allow us to continue to provide ADASUVE product to patients and health care providers either on our own or through another unaffiliated partner, at which time all Teva license rights to ADASUVE would terminate. We accounted for the sub-license rights and the receipt of inventory under ASC 845, Nonmonetary Transaction. We concluded that the cost of the inventory transferred to us shall be based on the fair value of the inventory received as its fair value is more clearly evident than the fair value of the future milestone and royalty obligations relinquished. The fair value of the inventory was determined to be $0.9 million with an offsetting gain on exchange that is reflected as a non-operating line item within our consolidated statements of loss and comprehensive loss. However, given our continued operating losses, the uncertainty of when we will resume commercial production, the limited ability to sell the inventory, the twelve-month expiration of this inventory, and our ability to continue as a going concern, we subsequently fully impaired the inventory received by recording a $0.9 million, or $0.05 per share, impairment charge that was included in our cost of goods sold within our consolidated statements of loss and comprehensive loss.

Research and Development Expenses

Research and development expenditures made to advance ADASUVE and our product candidates, and, prior to commercial production of ADASUVE, develop our manufacturing capabilities during the three months ended March 31, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Total research and development	$2,438	$3,824

The decrease of $1.4 million in research and development expenses during the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to the effects of the restructuring strategy inclusive of our reduction in employee headcount. With the suspension of commercial ADASUVE production operations in the third quarter of 2015, the decrease was partially offset by a larger percentage of fixed overhead costs being allocated to research and development expenses beginning in the fourth quarter of 2015.

We expect that research and development expenses will decrease during the fiscal year 2016 compared to 2015. We anticipate continuing to incur expenses related to our AZ-002 Phase 2a clinical trial, and, if financing is secured, expenses related to the clinical development of AZ-007.

General and Administrative Expenses

General and administrative expenses during the three months ended March 31, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2016	2015
General and Administrative	$2,392	$3,737

The decrease of $1.4 million in general and administrative expenses during the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to our reduction in employee headcount, decreased accounting fees due to the change in auditors, and lower consulting expenses.

We expect our general and administrative expenses in 2016 to continue to decrease as compared to 2015. We may further reduce our headcount if we do not secure additional funding.

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

During the three months ended March 31, 2016, we updated the discounted cash flow model to reflect adjusted U.S. ADASUVE milestones and royalties with any future U.S. collaborator and adjusted sales milestones for the ADASUVE Ferrer. These changes resulted in our recognizing a non-operating, non-cash gain of $0.2 million, or $0.009 per share during the three months ended March 31, 2016.

During the three months ended March 31, 2015 we updated the contingent liability fair value model primarily to reflect the projected uptake of ADASUVE in the U.S. market. As part of this process, we received updated projections from our collaboration partners in the first quarter of 2015 that indicated sales of ADASUVE would be lower in 2015 and 2016 than had been anticipated in the various projections and scenarios used to estimate the contingent consideration liability in previous periods. As a result of these lower projected sales and the decision to suspend our commercial production operations, we reevaluated the rate at which we believe sales will increase, the amount of peak sales, the period of time it will take to reach peak sales, the number of years at which peak sales would be achieved, and the related impact on the amount and timing of related royalties and milestones to be received. This evaluation resulted in a decrease to projected sales and the related milestones and royalties under the high, medium and low sales scenarios and a heavier weighting to the lower sales scenario. The change in projected product uptake, and the projected related sales milestone payments, resulted in our recognizing a non-operating, non-cash gain of $14.8 million. A payment of approximately $0.9 million was made during the same period to the former Allegro stockholders.

Gains from Restructuring of Financing Obligations and Inventory from Teva

During the three months ended March 31, 2016, we recorded a non-operating and non-cash gain of $3.5 million. In February 2016, we amended the license and supply agreement with Teva, or Teva Amendment, whereby we reacquired the ADASUVE commercial U.S. rights through an exclusive, royalty-free sub-license arrangement in exchange for the termination of all future milestone and royalty obligations that Teva had under the original agreement. As part of this exchange, all remaining ADASUVE inventory held by Teva was transferred to us along with a right to resell such inventory for up to one year. The Teva Amendment is intended to allow us to continue to provide ADASUVE product to patients and health care providers either on our own or through another unaffiliated partner, at which time all Teva license rights to ADASUVE would terminate. We accounted for the sub-license rights and the receipt of inventory under ASC 845, Nonmonetary Transaction. We concluded that the cost of the inventory transferred to us shall be based on the fair value of the inventory received as its fair value is more clearly evident than the fair value of the future milestone and royalty obligations relinquished. The fair value of the inventory was determined to be $0.9 million with an offsetting gain on exchange that is reflected as a non-operating line item within our consolidated statements of loss and comprehensive loss. However, given our continued operating losses, the uncertainty of when we will resume commercial production, the limited ability to sell the inventory, the twelve-month expiration of this inventory, and our ability to continue as a going concern, we subsequently fully impaired the inventory received by recording a $0.9 million impairment charge that was included in our cost of goods sold within our consolidated statements of loss and comprehensive loss. Our inventory was fully reserved as of March 31, 2016.

Additionally in February 2016, we entered into an amendment to the Teva Note, or the Amended Teva Note, which provided for (i) the issuance of 2,172,886 shares of our common stock to Teva pursuant to a stock issuance agreement as consideration for a reduction in the outstanding balance of the Amended Teva Note by $5.0 million and the forgiveness of all accrued and unpaid interest under the Amended Teva Note; (ii) the contingent repayment of the remaining $20.0 million outstanding balance of the Amended Teva Note in four annual consecutive payments of $5.0 million beginning on January 31 of the calendar year following the calendar year in which aggregate annual net sales of ADASUVE and any other Staccato enabled products first reach $50.0 million in the United States; (iii) the elimination of the conversion feature, and (iv) the prepayment of the outstanding balance of the Amended Teva Note at any time without penalty. We assessed the note restructuring under ASC 470, Debt, and concluded that the transaction constituted a troubled debt restructuring as we are experiencing financial difficulty and the amended note contained a concession through a reduction in the effective interest rate from 5.2 percent to zero percent. At the date of restructuring, the carrying amount of the Teva Note was $23.1 million. As the restructuring involved a partial settlement by granting an equity interest and a modification of the terms of the remaining Teva Note, we first reduced the carrying amount by $0.6 million, representing the fair value of the 2,172,886 shares of our common stock granted based on the $0.28 per share price as of the restructuring date, net of $33,000 in direct issuance costs. The remaining carrying amount of $22.5 million was then written down to $20.0 million, representing the total future undiscounted cash payments of the Amended Teva Note and consisting entirely of the contingent repayments, resulting in a restructuring gain of $2.5 million, or $0.12 per share, that is reflected on our consolidated statements of loss and comprehensive loss. The remaining outstanding note of $20.0 million is classified as a non-current liability as of March 31, 2016.

Interest and Other Income/(Expense), Net

Interest and other income/(expense) was immaterial for the three months ended March 31, 2016 and 2015, respectively. The amounts generally represent income earned on our cash, cash equivalents, marketable securities and restricted cash. We expect interest income to remain nominal throughout 2016.

Interest Expense

Interest expense was $2.0 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. The amounts represent interest on our borrowings from Teva, Ferrer, the March 2014 royalty securitization financing, and the amortization of the debt discounts on the 2014 Warrants. We expect interest expense to decrease in 2016 as a result of the Amended Teva Note due to the change of the effective interest rate from 5.2 percent to zero percent.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of equity securities, debt financings, revenues primarily from licensing agreements and government grants, and payments from Allegro. We have received additional funding from interest earned on investments, as described below, and funds received upon exercises of stock options and exercises of purchase rights under our previous employee stock purchase plan and our 2015 Employee Stock Purchase Plan, or the 2015 ESPP. As of March 31, 2016, we had $4.5 million in cash and cash equivalents and we had no marketable securities. Our cash and cash equivalents balances are held in money market accounts, investment grade commercial paper and government-backed securities. Cash in excess of immediate requirements is invested with regard to liquidity, capital preservation and yield.

Cash Flows from Operating Activities. Net cash used in operating activities was $($4.3) million and $(12.7) million during the three months ended March 31, 2016 and 2015, respectively.

The net cash used in the three months ended March 31, 2016 primarily reflects the net loss of $3.4 million, the non-cash gains of $2.5 million and $0.9 million related to the restructuring of the Amended Teva Note and the fair value of the inventory that we received from Teva which was subsequently fully impaired, respectively, the change in our working capital of $0.5 million, amortization of debt discount and deferred interests of $0.6 million, depreciation and amortization of $0.6 million.

The net cash used in the three months ended March 31, 2015 primarily reflects the net loss of $0.4 million offset by the $14.8 million non-operating, non-cash gain related to the decrease in the contingent consideration liability, non-cash fixed asset impairment charge of $1.4 million, inventory write-off of $1.2 million, share-based compensation expense of $0.4 million and depreciation and amortization of $0.9 million. Cash flows from operating activities were also impacted by the decrease in accrued clinical and other accrued liabilities, primarily due to the payout of the amounts earned under our 2014 Cash Bonus Plan.

Cash Flows from Investing Activities. There were no investing activities during the three months ended March 31, 2016. Net cash provided by investing activities during the three months ended March 31, 2015 was $8.1 million which represented maturities, net of purchases, of available-for-sale securities.

Cash Flows from Financing Activities. Net cash provided by financing activities was $1.0 million and $0.5 million during the three months ended March 31, 2016 and 2015, respectively. Cash flows from financing activities have generally consisted of proceeds from the issuance of our common stock and net cash flows from our financing agreements. During the three months ended March 31,

2016, we received the second tranche of $1.0 million from the Ferrer Note which brought the outstanding balance of the Ferrer Note to $4.0 million as of March 31, 2016. In the three months ended March 31, 2015, our restricted cash balance decreased by $1.4 million and we made payments of $0.9 million to the former stockholders of Symphony Allegro.

We believe that with current cash and cash equivalent balances, the additional $2.3 million drawn in April and May 2016 under the Ferrer Note and our current expected cash usage, we have sufficient capital resources to meet our anticipated cash needs, at our expected cost levels until the end of June 2016. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available financial resources sooner than we currently expect. The key assumptions underlying these estimates include:

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

We will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to successfully commercialize ADASUVE, perform our post-approval commitments to the FDA and EC, or continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs, or other operations. We may seek to raise additional funds through public or private financing, strategic collaborations or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Applicable listing standards may affect our ability to consummate certain types of offerings of our securities in the future. In connection with the Ferrer Note, we issued Ferrer 125,000 shares of our unregistered common stock in September 2015 and we issued Teva 2,172,886 shares of our unregistered common stock in February 2016. Our October 2014 private sale of unregistered shares to Ferrer involved the sale of 2,000,000 shares of our common stock. We paid approximately $0.9 million of the proceeds from Ferrer to the former stockholders of Allegro during the three months ended March 31, 2015. Our royalty securitization financing involved the issuance of the 2014 Warrants which represent the right to purchase 345,661 shares of our common stock and requires interest payments by Atlas without recourse to us beginning in June 2014. Our February 2012 underwritten public offering involved the sale of 4,400,000 shares of our common stock and warrants to purchase an additional 4,400,000 shares of our common stock. If we raise funds through additional collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our failure to raise capital when needed may harm our business, financial condition, results of operations, and prospects.

Contractual Obligations

Building Lease

We lease a building with 65,604 square feet of manufacturing, office and laboratory facilities in Mountain View, California, which we began to occupy in the fourth quarter of 2007. The lease expires on March 31, 2018, and we have two options to extend the lease for five years each. We believe that the Mountain View facility is sufficient for our office, manufacturing and laboratory needs for at least the next three years.

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

Teva Note

In February 2016, we entered into the Amended Teva Note which provided that (i) we issue 2,172,886 shares of our common stock to Teva pursuant to a stock issuance agreement as consideration for a reduction in the outstanding balance of the Amended Teva Note by $5.0 million and forgiveness of all accrued and unpaid interest under the Amended Teva Note; (ii) we are obligated to repay the remaining $20.0 million outstanding balance of the Amended Teva Note in four annual consecutive payments of $5.0 million beginning in the first calendar year following the calendar year in which the aggregate annual net sales of ADASUVE and any other Staccato enabled products first reach $50.0 million in the United States; and (iii) we may prepay the outstanding balance of the Amended Teva Note. We assessed the note restructuring under ASC 470, Debt, and concluded that the transaction qualified as a troubled debt restructuring as we are experiencing financial difficulty and the Amended Teva Note contained a concession through a reduction in the effective interest rate from 5.2 percent to zero percent. At the date of restructuring, the carrying amount of the Teva Note was $23.1 million. As the restructuring involved a partial settlement by granting an equity interest and a modification of the terms of the remaining Teva Note, we first reduced the carrying amount by $0.6 million, representing the fair value of the 2,172,886 shares of our common stock granted based on the $0.28 per share price as of the restructuring date, net of $33,000 in direct issuance costs. The remaining carrying amount of $22.5 million was then written down to $20.0 million, representing the total future undiscounted cash payments of the Amended Teva Note and consisting entirely of the contingent repayments, resulting in a restructuring gain of $2.5 million, or $0.12 per share, that is reflected on our consolidated statements of loss and comprehensive loss. The remaining outstanding balance of $20.0 million of the Amended Teva Note is classified as a non-current liability as of March 31, 2016.

Royalty Securitization Financing

On March 18, 2014 we entered into a royalty securitization financing, which consisted of a private placement to qualified institutional buyers and accredited institutional investors of $45.0 million of the Notes issued by Atlas and the 2014 Warrants, which represent the right to purchase 345,661 shares of our common stock at a price of $0.01 per share exercisable for five years from the date of issuance. The Notes bear interest at 12.25% per annum payable quarterly beginning June 15, 2014. All royalty and milestone payments under the Teva Agreement, after paying interest, administrative fees and expenses, and any applicable taxes, will be applied to principal on the Notes until the Notes have been paid in full. From the proceeds of the transaction, we established a $6.9 million interest reserve account to cover potential shortfall in interest payments. The interest reserve account was fully utilized in 2015 to pay for interest on the Notes. All other payments of principal and interest on the Notes will be made from royalty revenues from sales in the U.S. of ADASUVE, as well as potential U.S. commercialization and regulatory milestone payments due to us. The Notes are secured by the right to receive royalty and milestone payments from the commercial sale of ADASUVE in the U.S. and our equity ownership in Atlas. The Notes have no other recourse to us. The Notes may not be redeemed at our option until after March 18, 2016, and may be redeemed after that date subject to the achievement of certain milestones and the payment of a redemption premium for any redemption occurring prior to March 19, 2019. The Notes are not convertible into Alexza equity, nor have we guaranteed them. We did not make the quarterly interest payment due on December 15, 2015 for the royalty securitization financing.  As a result, we received a notice of event of default from the trustee. The aggregate interest payments that were in default were approximately $4.2 million, which includes the interest due and payable since September 15, 2015. In January 2016, we entered into a forbearance agreement with the holders of the Notes whereby such holders would generally forbear from delivering an acceleration notice and exercising other remedies under the agreement for thirty day renewing periods through June 15, 2016. In connection with the execution of the Merger Agreement, we entered into the Second Forbearance Agreement with Atlas, Purchaser and the holders of the 2014 Warrants and the Notes. Pursuant to the terms of the Second Forbearance Agreement, the holders of the Notes agreed (i) to forbear on exercising all rights and remedies under the Indenture and the other documentation relating to the Notes and Atlas through the earlier of November 9, 2016 (subject to extension under certain circumstances) and the termination of the Merger Agreement and (ii) to ratify certain amendments to the Teva Agreement.  Pursuant to the terms of the Second Forbearance Agreement, the holders of the Notes also agreed to the cancellation of the Notes and the discharge of the Indenture in connection with the consummation of the Offer and to take any and all actions necessary to effect the foregoing.  In addition, the holders of the 2014 Warrants agreed to the treatment of the 2014 Warrants in connection with the Offer as described in the Merger Agreement effective as of the Merger.  Each of the holders of the Notes, the holders of the 2014 Warrants, Atlas and us also agreed to certain releases of claims effective upon the consummation of the Offer or, in the case of claims with respect to Purchaser and its affiliates, upon the execution of the Second Forbearance Agreement.

In connection with the execution of the Merger Agreement, the holders of the Notes each entered into a participation agreement with Atlas pursuant to which Atlas agreed to grant to the holders of the Notes contractual rights to receive payments from Atlas upon the receipt of certain payments and achievement of certain milestones in respect of the commercialization of ADASUVE within the Unites States.

Ferrer Note

In September 2015, we issued the Ferrer Note to Ferrer. The terms of the Ferrer Note provided that (i) Ferrer would loan us up to $5.0 million in tranches, (ii) the initial tranche of $3.0 million was received by us on September 28, 2015, (iii) another tranche of $1.0 million was received by us on March 21, 2016, (iv) the third tranche of $1.0 million was received by us on April 15, 2016, (v) interest accrues on the outstanding principal at the rate of 6% per annum, compounded monthly, through May 31, 2016, (vi) all outstanding principal and accrued interest under the Ferrer Note became due and payable upon Ferrer’s demand on May 31, 2016, (vii) we could prepay the Ferrer Note at any time without premium or penalty, and (viii) we issue 125,000 shares of our common stock to Ferrer as partial consideration for the loan. The common stock was issued to Ferrer pursuant to a stock issuance agreement and was not registered at the time of issuance under the Securities Act of 1933, as amended. On May 9, 2016 in connection with our execution of the Merger Agreement, we amended and restated the Ferrer Note in order to, among other things (i) increase the maximum principal amount of the Ferrer Note to $6.3 million, (ii) extend the maturity date of the Ferrer Note to September 30, 2016 and (iii) provide for certain events of default under the Ferrer Note in connection with the Merger. As of May 11, 2016, the outstanding principal amount of the Ferrer Note was $6.3 million.

Future Minimum Payment Schedule

Our scheduled future minimum contractual payments including interest at March 31, 2016, are as follows (in thousands):

	Operating
	Lease	Financing
	Payments	Obligations	Total
2016 - remaining 9 months	$2,490	$4,135	$6,625
2017	3,386		3,386
2018	853		853
2019	—		—
Thereafter	—	20,000	20,000
Total minimum payments	$6,729	$24,135	$30,864

The above table excludes the third tranche of $1.0 million and the final tranche of $1.3 million from the Ferrer Note that we received in April and May 2016, respectively, plus any payments pursuant to the $45.0 million from the Notes, which have a legal maturity date in 2027. The principal payments by Atlas under the royalty securitization financing will be dependent upon the timing and amounts of royalties and milestone payments received for the sale of ADASUVE in the U.S. We are obligated to repay the remaining $20.0 million outstanding balance of the Amended Teva Note in four annual consecutive payments of $5.0 million beginning in the first calendar year following the calendar year in which the aggregate annual net sales of ADASUVE and any other Staccato enabled products first reach $50.0 million in the United States.

As part of our purchase of all of the outstanding equity of Allegro in August 2009, we agreed to pay to the former stockholders of Allegro certain percentages of cash payments that may be generated from future collaboration transactions pertaining to ADASUVE/AZ-104 (Staccato loxapine) or AZ-002 (Staccato alprazolam). During the three months ended March 31, 2015, we made a payment to the stockholders of Allegro of $0.9 million as a result of the common stock sale to Ferrer in October 2014. No payment was made to the stockholders of Allegro during the three months ended March 31, 2016.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2016 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Off Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and restricted cash. The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and marketable securities in a variety of securities of high credit quality. As of March 31, 2016, we had cash and cash equivalents of $4.5 million and we had no marketable securities. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have a material negative impact on the realized value of our investment portfolio. We actively monitor changes in interest rates. We perform quarterly reviews of our investment portfolio and believe we have minimal exposure related to mortgage and other asset-backed securities. We have no exposure to auction rate securities.

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

Our management, with the participation of our Chief Executive Officer (who also serves as our principal financial officer and principal accounting officer) and outside counsel, has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our chief executive officer has concluded that, as of March 31, 2016, our internal disclosure controls and procedures were effective at the reasonable assurance level, except as otherwise noted below.

Changes in Internal Controls over Financial Reporting:

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls:

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer (who also serves as our principal financial officer and our principal accounting officer) has concluded, based on his evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met, except as noted above.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report, before deciding whether to invest in shares of our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except for the important risk factors relating to consummation of the proposed Merger with Ferrer, the following risk factors have been prepared as if our company were remaining independent.

Risks Relating to Our Proposed Merger with Ferrer

Our proposed Merger with Ferrer may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.

•

The consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement. We expect to close the Merger in the second quarter of 2016, subject to the satisfaction or waiver of these conditions. If the Merger is delayed or otherwise not consummated within the contemplated time periods or at all, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•

if the Merger is not completed, and no other party is willing and able to acquire us at a value that equals or exceeds the offer described in the Merger Agreement, on terms acceptable to us, the share price of our common stock is likely to decline, particularly to the extent that the current market price reflects a market assumption that the proposed Merger will be completed;

•

we have incurred, and will continue to incur, significant expenses for professional services related to the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the transaction;

•

a failed Merger may result in negative publicity and/or give a negative impression of us among our collaborators or business partners or in the investment community or business community generally; and

•	if the Merger Agreement is terminated under certain circumstances, we may be required to pay Ferrer a termination fee of $1.0 million and the Ferrer Note shall be come immediately due and payable.

The announcement and pendency of Ferrer’s proposed acquisition of us pursuant to the Offer and subsequent Merger could adversely affect our business, financial condition and results of operations.

The announcement and pendency of the Offer and Merger could disrupt our business in the following ways, among others:

•

third parties may determine to delay, defer, terminate and/or attempt to renegotiate their relationships with us as a result of the Offer and Merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•

the diversion of significant management and employee time and resources towards the completion of the Offer and the Merger and the unavoidable disruption to our relationships with employees, potential collaborators and other business partners may detract from our ability to grow our business and minimize costs;

•	the impairment of our ability to attract and retain key personnel;
•

the restrictions on the conduct of our business prior to the completion of the Merger, which prevents us from taking specified actions without the prior consent of Ferrer, which we might otherwise take in absence of the Merger Agreement; and

•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

Any of the above matters could adversely affect our stock price or harm our financial condition, results of operations or business prospects.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and RSUs, and the receipt of change in control or other severance payments and employment offers in connection with the proposed transactions.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire our company prior to the completion of the Offer and the Merger.

The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal to acquire us. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals for our acquisition, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Ferrer a termination fee of $1.0 million.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Offer and the Merger. Furthermore, even if a third party elects to propose an acquisition, our obligation to pay a termination fee may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

Lawsuits may be filed against us and the members of our board of directors arising out of our acquisition by Ferrer, which may delay or prevent the proposed transaction.

Putative stockholder class action complaints and other lawsuits may be filed against us, our board of directors, Ferrer and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us could delay or prevent our acquisition by Ferrer, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

Risks Relating to Our Business

We have concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.

We have incurred significant losses from operations since our inception and expect losses to continue for the foreseeable future. As of March 31, 2016, we had cash and cash equivalents of $4.5 million and a working capital deficiency of $52.9 million. We believe that, based on our cash and cash equivalent balances at March 31, 2016, the additional $2.3 million drawn in April and May 2016 under the Ferrer Note and our expected cash usage, we have sufficient capital resources to meet our anticipated cash needs until the end of June 2016. We have incurred significant losses from operations since our inception and expect losses to continue for the foreseeable future. In light of our ongoing costs and product candidate development, and our projected working capital needs, we expect to need to source additional capital to finance our ongoing operations in the next twelve months. We may not be able to source sufficient capital on acceptable terms, or at all, to continue to pursue approval to commercialize ADASUVE in the United States or other countries, to continue development of our other product candidates or to continue operations. We plan to source additional capital which may be used to fund strategic initiatives, operations and working capital, or development of product candidates. In addition to product revenues, royalties and milestone payments, we may finance our operations through additional distribution or licensing collaborations, sale of equity securities, or utilization of debt arrangements. Such funding may not be available or may be on terms that are not favorable to us. Our inability to source capital as and when needed could have a negative impact on our financial condition, results of operations or our ability to execute on our strategic initiatives. Even if we are able to source additional capital, we may be forced to significantly reduce our operations if our business prospects do not improve. If we are unable to source additional capital, we may be forced to shut down operations altogether.

On May 9, 2016, we entered into the Merger Agreement with Ferrer and Purchaser. The Offer and Merger are subject to certain closing conditions and there can be no assurance that such Offer or Merger will be completed. Additionally, if we are unable to complete the Merger, we will likely need to source additional financing to fund our operations.

Our audited consolidated financial statements for the fiscal year ended December 31, 2015 and our unaudited financial statements for the quarter ended March 31, 2016 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our operating and capital plans for the next twelve months call for cash expenditure to exceed our current cash, cash equivalents and working capital. We concluded that due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to reduce our operating expenses, raise additional funds, principally through the additional sales of our securities or debt financings, or enter into an additional corporate partnership to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, develop our product candidates or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

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

In February 2016, we entered into the Teva Amendment to reacquire the ADASUVE U.S. commercial rights and restructure our obligations under the Teva Note. The Teva Amendment provides for (i) the transfer of the NDA and related regulatory filings for

ADASUVE to us and the assumption of responsibility by us for all regulatory activities related to ADASUVE in the U.S. as soon as practicable; (ii) an exclusive license of Teva intellectual property with respect to ADASUVE, which intellectual property will be assigned to us in connection with a change of control or an exclusive license to ADASUVE in the United States to a third party; (iii) our undertaking responsibility for the REMS program, either through Teva’s vendors or vendors otherwise selected by us; (iv) the transfer from Teva of existing supplies of ADASUVE as well as all commercial, medical and academic materials, documents and relationships; (v) the right of us to sell Teva-labeled product in accordance with all applicable laws and Teva policies; and (vi) the satisfaction and termination of all payment obligations of the parties with respect to the commercialization of ADASUVE except as with respect to the Amended Teva Note and our issuance of 2,172,886 shares of our common stock to Teva. We cannot be assured that we will be able to resume production to continue product availability to patients and healthcare providers in the United States after the return of the rights to us. If we are not able to continue product availability to patients and healthcare providers in the United States, we will not be able to generate any commercial revenue from ADASUVE in the U.S.

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

We are not profitable and have incurred significant net losses in each year since our inception, including net losses of $3.4 million, $21.3 million, $36.7 million, and $39.6 million for the three months ended March 31, 2016 and fiscal years ended December 31, 2015, 2014, and 2013, respectively. As of March 31, 2016 we had an accumulated deficit of $436.0 million and a stockholders’ deficit of $74.3 million. We expect to continue to incur substantial net losses and negative operating cash flow for the foreseeable future. These losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. ADASUVE sales will be difficult to predict from period to period. For example, we did not have any shipments of ADASUVE in the first quarter of  2016 and do not anticipate any product shipments through at least the second quarter of 2017. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors, including:

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

We believe that, based on our cash and cash equivalent balances at March 31, 2016, the additional $2.3 million drawn in April and May 2016 under the Ferrer Note and our expected cash usage, we have sufficient capital resources to meet our anticipated cash needs until the end of June 2016. Changing circumstances may cause us to consume capital significantly faster or slower than we currently anticipate, or to alter our operations. We have based these estimates on assumptions that may prove to be wrong, and we could exhaust our available financial resources sooner than we currently expect.  The key assumptions underlying these estimates include:

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

We may never be able to generate a sufficient amount of product or royalty revenue to cover our expenses. We did not generate any product revenues until the second quarter of 2013 and did not generate any royalty revenues until the second quarter of 2014. We suspended our commercial production operations during the third quarter of 2015 and fulfilled our close-out orders from Teva and shipped the last order from Ferrer in October 2015. We are uncertain when we will resume production and do not anticipate any product shipments through at least the second quarter of 2017 or until we find a partnering solution in the U.S. to replace Teva.  In February 2016, we entered into the Teva Amendment to reacquire the ADASUVE U.S. commercial rights for and restructure our obligations under the Teva Note. The Teva Amendment provides for (i) the transfer of the NDA and related regulatory filings for ADASUVE to us and the assumption of responsibility by us for all regulatory activities related to ADASUVE in the U.S. as soon as practicable; (ii) an exclusive license of Teva intellectual property with respect to ADASUVE, which intellectual property will be assigned to us in connection with a change of control or an exclusive license to ADASUVE in the United States to a third party; (iii) our undertaking responsibility for the REMS program, either through Teva’s vendors or vendors otherwise selected by us; (iv) the transfer from Teva of existing supplies of ADASUVE as well as all commercial, medical and academic materials, documents and relationships; (v) the right of us to sell Teva-labeled product in accordance with all applicable laws and Teva policies; and (vi) the satisfaction and termination of all payment obligations of the parties with respect to the commercialization of ADASUVE except as with respect to the Amended Teva Note and our issuance of 2,172,886 shares of our common stock to Teva . If we are not able to continue product availability to patients and healthcare providers in the United States, we will not be able to generate any commercial revenue from ADASUVE in the U.S. In addition, in connection with a royalty securitization financing we effected in March 2014, we contributed and sold our rights to U.S. ADASUVE royalties and milestone payments to Atlas, which issued $45.0 million of the Notes. Subsequently, in connection with the execution of the Merger Agreement, the holders of the Notes each entered into a participation agreement with Atlas pursuant to which Atlas agreed to grant to the holders of the Notes contractual rights to receive payments from Atlas upon the receipt of certain payments and achievement of certain milestones in respect of the commercialization of ADASUVE within the Unites States. We also entered into the Second Forbearance Agreement with the holders of the Notes in connection with the execution of the Merger Agreement. Pursuant to the terms of the Second Forbearance Agreement, the holders of the Notes agreed to forbear on exercising all rights and remedies under that the Indenture and the other documentation relating to the Notes and Atlas through the earlier of November 9, 2016 (subject to extension under certain circumstances) and the termination of the Merger Agreement. Pursuant to the terms of the Second Forbearance Agreement, the holders of the Notes also agreed to the cancellation of the Notes and the discharge of the Indenture in connection with the consummation of the Offer and to take any and all actions necessary to effect the foregoing. If we are not successful in consummating the Offer, then the Notes will not be cancelled and holders of the Notes will be able to exercise all rights and remedies available to them under the Indenture.

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

In February 2016, we entered into the Teva Amendment to reacquire the ADASUVE U.S. commercial rights for and restructure our obligations under the Teva Note. We plan to identify a new U.S. commercial partner for ADASUVE in 2016, however, we cannot be assured that we will be successful or whether or not the terms of such collaboration would be on terms less favorable to us than those of our future collaborators. Also, the end of Teva’s commercialization efforts could have an effect on investors’ perception of potential sales of ADASUVE inside and outside the United States, which could also cause a decline in our stock price and may make it more difficult for us to enter into additional strategic collaborations. The Notes issued by Atlas in conjunction with our royalty securitization financing are secured by the right to receive U.S. ADASUVE royalty and milestone payments and our equity ownership in Atlas. In connection with the execution of the Merger Agreement, the holders of the Notes each entered into a participation agreement with Atlas pursuant to which Atlas agreed to grant to the holders of the Notes contractual rights to receive payments from Atlas upon the receipt of certain payments and achievement of certain milestones in respect of the commercialization of ADASUVE within the Unites States. We also entered into the Second Forbearance Agreement with the holders of the Notes in connection with the execution of the Merger Agreement. Pursuant to the terms of the Second Forbearance Agreement, the holders of the Notes agreed to forbear on exercising all rights and remedies under that the Indenture and the other documentation relating to the Notes and Atlas through the earlier of November 9, 2016 (subject to extension under certain circumstances) and the termination of the Merger Agreement. Pursuant to the terms of the Second Forbearance Agreement, the holders of the Notes also agreed to the cancellation of the Notes and the discharge of the Indenture in connection with the consummation of the Offer and to take any and all actions necessary to effect the foregoing. To date, royalties and milestone payments based on commercial sales of ADASUVE in the U.S. have not been sufficient to pay the amounts due under the Notes. If we are not successful in consummating the Offer and we do not voluntarily provide Atlas with the funds to make required payments as they come due, then the holders of the Notes may foreclose on the equity we own in Atlas and we could lose rights to receive future payments related to U.S. rights to ADASUVE.

In February 2013, the EC granted a marketing authorization for ADASUVE, as ADASUVE (Staccato loxapine) 4.5 mg or 9.1 mg, inhalation powder, pre-dispensed. In October 2011, we entered into a commercial collaboration with Ferrer pursuant to the Ferrer Agreement, to commercialize ADASUVE in the Ferrer Territories. The marketing authorization for ADASUVE is valid in all 28 EU Member States, plus Iceland, Liechtenstein and Norway. Beginning in August 2014, Ferrer began to receive individual country approvals in Latin America. As of May 6, 2016, Ferrer or its distributors, currently markets ADASUVE in twenty-one countries of the Ferrer Territories. Ferrer has also received approval to market ADASUVE in ten additional Latin American countries. Ferrer anticipates additional European and Latin American country approvals and launches in 2016. If Ferrer is unable to commercialize ADASUVE successfully in the various Ferrer Territories or if Ferrer is unable to fulfill the post-marketing authorization commitments that were required as part of the marketing authorization granted for ADASUVE in the EU, our revenue will suffer and our stock price may decline. The transfer of the MAA for ADASUVE to Ferrer was completed in August 2015.

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

Our commercial relationship with Ferrer is, and any other strategic collaboration with pharmaceutical or biotechnology companies we may establish will be, subject to a number of risks including:

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

Many of the Healthcare Reform Act’s most significant reforms started taking effect last year with more still pending, and the details will be shaped significantly as the various provisions become active, especially given the political nature of the law. In 2012, the Supreme Court of the United States heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the Healthcare Reform Act. The Supreme Court’s decision upheld most of the Healthcare Reform Act and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, the Supreme Court struck down a provision in the Healthcare Reform Act that penalized states that choose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court’s ruling, it is unclear whether states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2016 than anticipated when Congress passed the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there will be fewer insured patients overall. The reduction in the number of insured patients could impact the sales, business and financial condition.

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

An element of our business strategy is our intent to selectively collaborate with pharmaceutical, biotechnology and other companies to obtain assistance for the development and commercialization of ADASUVE and our product candidates. In October 2011, we entered into the Ferrer Agreement with Ferrer for the commercialization of ADASUVE in the Ferrer Territories. In May 2013, we entered into a commercial collaboration with Teva, granting Teva an exclusive license to develop and commercialize ADASUVE in the United States. In February 2016 we reacquired the U.S. rights for ADASUVE from Teva. We cannot be assured that we will be able to successfully commercialize ADASUVE in the U.S. As a result of our reacquisition of the U.S. rights to ADASUVE, we plan to identify a new U.S. commercial partner for ADASUVE in 2016, however, we cannot be assured that we will be successful or whether or not the terms of such collaboration would be on terms less favorable to us than those of the Teva

Agreement. We may never enter into additional strategic collaborations with third parties to develop and commercialize ADASUVE or our product candidates. Other than Ferrer, we do not currently have any strategic collaborations for ADASUVE or any of our product candidates. The Notes issued by Atlas in conjunction with our royalty securitization financing are secured by the right to receive royalty and milestone payments based on commercial sales of ADASUVE in the U.S. and our equity ownership in Atlas. In connection with the execution of the Merger Agreement, the holders of the Notes each entered into a participation agreement with Atlas pursuant to which Atlas agreed to grant to the holders of the Notes contractual rights to receive payments from Atlas upon the receipt of certain payments and achievement of certain milestones in respect of the commercialization of ADASUVE within the Unites States. We also entered into the Second Forbearance Agreement with the holders of the Notes in connection with the execution of the Merger Agreement. Pursuant to the terms of the Second Forbearance Agreement, the holders of the Notes agreed to forbear on exercising all rights and remedies under that the Indenture and the other documentation relating to the Notes and Atlas through the earlier of November 9, 2016 (subject to extension under certain circumstances) and the termination of the Merger Agreement. Pursuant to the terms of the Second Forbearance Agreement, the holders of the Notes also agreed to the cancellation of the Notes and the discharge of the Indenture in connection with the consummation of the Offer and to take any and all actions necessary to effect the foregoing. To date, royalties and milestone payments based on commercial sales of ADASUVE in the U.S. have not been sufficient to pay the amounts due under the Notes. If we are not successful in consummating the Offer and we do not voluntarily provide Atlas with the funds to make required payments as they come due, the holders of the Notes may foreclose on the equity we own in Atlas and we could lose rights to receive future payments related to U.S. rights to ADASUVE.

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

ADASUVE and any of our product candidates approved for marketing remain subject to ongoing regulatory review in the United States, the EU or in other countries. If we or any present or future collaborators fail to comply with the regulations, we could lose these approvals, and the sale of any future products could be suspended. If approval is denied or limited in a country, or if a country imposes post-marketing requirements, that decision could negatively affect our ability to market our product in such countries.

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

We plan to identify a new U.S. commercial partner for ADASUVE in 2016, however, we cannot be assured that we will be successful or whether or not the terms of such collaboration would be on terms less favorable to us than those of the Teva Agreement. Notes issued by Atlas in conjunction with the royalty securitization financing are secured by the right to receive U.S. ADASUVE royalty and milestone payments and our equity ownership in Atlas. In connection with the execution of the Merger Agreement, the holders of the Notes each entered into a participation agreement with Atlas pursuant to which Atlas agreed to grant to the holders of the Notes contractual rights to receive payments from Atlas upon the receipt of certain payments and achievement of certain milestones in respect of the commercialization of ADASUVE within the Unites States. We also entered into the Second Forbearance Agreement with the holders of the Notes in connection with the execution of the Merger Agreement. Pursuant to the terms of the Second Forbearance Agreement, the holders of the Notes agreed to forbear on exercising all rights and remedies under that the Indenture and the other documentation relating to the Notes and Atlas through the earlier of November 9, 2016 (subject to extension under certain circumstances) and the termination of the Merger Agreement. Pursuant to the terms of the Second Forbearance Agreement, the holders of the Notes also agreed to the cancellation of the Notes and the discharge of the Indenture in connection with the consummation of the Offer and to take any and all actions necessary to effect the foregoing. To date, royalties and milestone payments based on commercial sales of ADASUVE in the U.S. have not been sufficient to pay the amounts due under the Notes. If we are not successful in consummating the Offer and we do not voluntarily provide Atlas with the funds to make required payments as they come due, the Note holders may foreclose on the equity we own in Atlas and we could lose rights to receive future payments related to U.S. rights to ADASUVE.

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

We have substantially reduced the number of our executive and non-executive officers within the last 12 months. Additionally, the suspension of our ADASUVE commercial production included dismissal of a large number of our staff, some of whom had advanced or specialized skills. As a result, our headcount has decreased from 75 full-time employees at March 31, 2015 to approximately 27 full time employees at March 31, 2016. This workforce reduction was primarily implemented to preserve our capital resources and to manage our operating expenses. This workforce reduction may also limit our ability to complete our corporate objectives. We may also be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. While our employees are required to sign a confidentiality agreement at the time of hire, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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

On June 19, 2015, we received a notice from The NASDAQ Stock Market indicating that our common stock had not met the $35 million market value of listed securities requirement for 30 consecutive business days and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. In accordance with the NASDAQ Marketplace Rules, we were provided an initial compliance period of 180 calendar days from the date of the notice to regain compliance with the minimum market value of listed securities requirement. To regain compliance, the minimum market value of our common stock must meet or exceed $35 million for a minimum of 10 consecutive business days during the grace period.

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

We requested a hearing with NASDAQ to review our December 2015 delisting determination. This hearing occurred in February 2016. On March 7, 2016, the Panel issued a determination granting our request for the continued listing of our Common Stock on The NASDAQ Capital Market. Our continued listing on The NASDAQ Capital Market is subject to, among other things, evidence of our compliance with the minimum $35.0 million market value of listed securities requirement by June 14, 2016. In order to satisfy the market value of listed securities requirement, we must evidence a market capitalization of at least $35.0 million for a minimum of 10 consecutive business days on or before June 14, 2016.

There can be no assurance that we will be successful in providing timely evidence of compliance with the terms of the Panel’s decision or otherwise maintaining our listing of the Common Stock on The NASDAQ Capital Market. If we are not successful in maintaining our listing, it could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could materially adversely affect our ability to access capital markets. As of May 11, 2016, the total market value of our publicly held shares of our common stock (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) was $17.6 million, the total market value of our listed securities was $20.0 million and the closing bid price of our common stock was $0.92 per share. As of March 31, 2016, we had a stockholders’ deficit of $74.3 million.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

The information regarding the issuance of unregistered shares of our common stock to Teva under Item 3.02 of our Current Report on Form 8-K as filed with the SEC on February 24, 2016 is hereby incorporated by reference.

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

Alexza Pharmaceuticals, Inc.
(Registrant)

May 13, 2016	/s/ Thomas B. King
Thomas B. King
President and Chief Executive Officer
(principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger by and among the registrant, Ferrer Pharma, Inc. and Grupo Ferrer Internacional, S.A. dated as of May 9, 2016. (5)

3.1	Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment to Restated Certificate of Incorporation.(1)

3.3	Certificate of Amendment to Restated Certificate of Incorporation.(1)

3.4	Amended and Restated Bylaws.(2)

3.5	Amendment to Amended and Restated Bylaws.(3)

4.1	Specimen Common Stock Certificate.(1)

4.2	Reference is made to exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

10.1¿*	Amendment No. 2 to License and Supply Agreement by and between the registrant and Teva Pharmaceuticals USA, Inc. dated February 23, 2016.

10.2¿	Amended and Restated Promissory Note and Agreement to Lend by and between the registrant and Teva Pharmaceuticals USA, Inc. dated February 23, 2016.

10.3¿	Stock Issuance Agreement by and between the registrant and Teva Pharmaceuticals USA, Inc. dated February 23, 2016.

10.4¿	Amended and Restated Registration Rights Agreement by and between the registrant and Teva Pharmaceuticals USA, Inc. dated February 23, 2016.

10.5	Promissory Note issued by the registrant to Grupo Ferrer Internacional, S.A. dated September 28, 2015, as amended. (6)

10.6	Amended and Restated Promissory Note issued by the registrant to Grupo Ferrer Internacional, S.A. dated May 9, 2016. (5)

31.1¿	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2¿	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1‡	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document (filed electronically herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).

¿	Filed herewith.
‡	Furnished herewith.

*

Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-3 (File No. 333-182341) as filed with the SEC on June 26, 2012.
(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 22, 2005, as amended (File No. 333-130644).
(3)	Incorporated by reference to our Annual Report on Form 10-K (File No. 000-51820) as filed with the SEC on March 17, 2008.
(4)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on February 17, 2015.
(5)	Incorporated by reference to our Current Report on Form 8-K (File No. 000-51820) as filed with the SEC on May 10, 2016.
(6)	Incorporated by reference to our Current Report on Form 8-K/A (File No. 000-51820) as filed with the SEC on April 15, 2016.